Form 10-Q
period 2000-02-25
PALM INC
filed 2000-04-10
CIK 1100389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED FEBRUARY 25, 2000    COMMISSION FILE NO.  0-29597

                                       OR

        / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM         TO

                                  ------------

                                   PALM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                      94-3150688
                 --------                                      ----------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

       5470 GREAT AMERICA PARKWAY                                 95052
        SANTA CLARA, CALIFORNIA                                   -----
        -----------------------                                 (Zip Code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 326-9000

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT: N/A

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES                  NO  X
                                -----               -----

AS OF APRIL 3, 2000, 564,488,427 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 36 PAGES OF WHICH THIS PAGE IS NUMBER 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PALM, INC.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Condensed Consolidated Income Statements
                  THREE AND NINE MONTHS ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999            3

                  Condensed Consolidated Balance Sheets
                  FEBRUARY 25, 2000 AND MAY 28, 1999                                             4

                  Condensed Consolidated Statements of Cash Flows
                  NINE MONTHS ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999                      5

                  Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               11

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                        32



PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                 33

ITEM 2.       Changes in Securities and Use of Proceeds                                         34

ITEM 6.       Exhibits and Reports on Form 8-K                                                  34



Signatures                                                                                      36



Palm OS is a registered trademark and Palm, Palm VII and Palm.Net are trademarks of Palm, Inc. or its subsidiaries.

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                   PALM, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                                   ------------------                     -----------------
                                            February 25,       February 26,       February 25,         February 26,
                                               2000                1999               2000                 1999
                                           -------------       ------------       ------------         ------------
Revenues                                     $   272,292         $   125,889       $    707,352        $    389,191

Cost of revenues                                 153,479              67,583            399,821             214,870
                                           -------------       -------------      -------------       -------------

Gross profit                                     118,813              58,306            307,531             174,321
                                           -------------       -------------      -------------       -------------

Operating expenses:
   Sales and marketing                            57,591              28,725            160,277              86,587
   Research and development                       21,450              10,989             50,001              31,449
   General and administrative                     12,202               5,739             29,158              17,043
   Purchased in-process
     technology                                        -               2,125                  -               2,125
   Separation costs                                8,203                   -             11,983                   -
                                           -------------       -------------      -------------       -------------
         Total operating expenses                 99,446              47,578            251,419             137,204
                                           -------------       -------------      -------------       -------------

Operating income                                  19,367              10,728             56,112              37,117
Interest and other income
   (expense), net                                    418                 (15)               632                (115)
                                           -------------       -------------      -------------       -------------

Income before income taxes                        19,785              10,713             56,744              37,002
Income tax provision                               8,832               4,116             23,271              14,218
                                           -------------       ---------------    -------------       -------------

Net income                                 $      10,953       $       6,597      $      33,473       $      22,784
                                           =============       =============      =============       =============


Net income per share:
     Basic and diluted                     $        0.02       $        0.01      $        0.06       $        0.04


Shares used in computing
   per share amounts:
     Basic and diluted                           532,000             532,000            532,000             532,000


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                        February 25,                 May 28,
                                                            2000                      1999
                                                            ----                      ----
                                                        (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                              $     40,005            $          478
   Accounts receivable, net                               114,320                    95,839
   Inventories                                             29,774                    12,186
   Deferred income taxes                                   26,712                    20,688
   Prepaids and other                                       1,692                     1,038
                                                     -------------           ---------------
      Total current assets                                212,503                   130,229

Property and equipment, net                                10,553                     8,136
Goodwill, intangibles and other assets                     13,550                    13,829
Deferred income taxes                                       1,938                        53
                                                     -------------           ---------------

      Total assets                                   $    238,544            $      152,247
                                                     ============            ===============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                  $     88,818            $       35,577
   Payable to 3Com Corporation                            125,988                    40,509
   Other accrued liabilities                              102,725                    40,793
   Current portion of long-term debt                          162                       668
                                                     -------------           ---------------
      Total current liabilities                           317,693                   117,547

Long-term debt                                                383                       682

Commitments and contingencies                                   -                         -

Stockholder's equity (deficiency):
   Preferred stock, $.001 par value, 125,000 shares
      authorized; none outstanding                              -                         -
   Common stock, $.001 par value, 2,000,000 shares
      authorized; outstanding:  February 25, 2000,
      532,000; May 28, 1999, 532,000                            -                         -
   3Com Corporation equity (deficiency)                   (79,377)                   34,151
   Accumulated other comprehensive income (loss)             (155)                     (133)
                                                     --------------          ---------------
      Total stockholder's equity (deficiency)             (79,532)                   34,018
                                                     --------------          ---------------

      Total liabilities and stockholder's equity     $    238,544            $      152,247
                                                     ==============          ===============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                 -----------------
                                                        February 25,            February 26,
                                                           2000                    1999
                                                           ----                    ----

Cash flows from operating activities:
     Net income                                      $      33,473           $      22,784
     Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation and amortization                         6,644                   2,368
       Loss on disposal of property and equipment              897                   1,658
       Deferred income taxes                                (7,909)                 (6,474)
       Purchased in-process technology                           -                   2,125
       Changes in assets and liabilities:
           Accounts receivable                             (18,481)                (31,698)
           Inventories                                     (17,588)                 (2,025)
           Prepaids and other                               (2,908)                   (547)
           Accounts payable                                 53,241                  (1,255)
           Payable to 3Com Corporation                     (64,521)                 22,022
           Other accrued liabilities                        61,932                  26,051
                                                     --------------          --------------

Net cash provided by operating activities                   44,780                  35,009
                                                     --------------          --------------

Cash flows from investing activities:
     Purchase of property and equipment                     (7,425)                 (3,804)
     Business acquired in purchase transaction                   -                 (16,831)
                                                     --------------          --------------

Net cash used for investing activities                      (7,425)                (20,635)
                                                     --------------          --------------

Cash flows from financing activities:
     Net transfers (to) from 3Com                            2,977                 (13,761)
     Repayments of debt                                       (805)                      -
                                                     --------------          --------------

Net cash used for financing activities                       2,172                 (13,761)
                                                     --------------          --------------

Increase in cash and equivalents                            39,527                     613
Cash and equivalents, beginning of period                      478                       -
                                                     --------------          --------------

Cash and equivalents, end of period                  $      40,005           $         613
                                                     ==============          ==============

Noncash investing and financing activities
      Dividend payable to 3Com                       $     150,000           $           -
                                                     ==============          ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared by Palm, Inc. ("Palm," "us," "we," or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm's financial position as of February 25, 2000, results of operations for the three and nine months ended February 25, 2000 and February 26, 1999, and cash flows for the nine months ended February 25, 2000 and February 26, 1999.

         Palm has a 52-53 week fiscal year ending on the Friday nearest to May
         31. Accordingly, fiscal 2000 will end on June 2, 2000, resulting in a 53-week fiscal 2000, rather than 52 weeks as reported in fiscal 1999. For fiscal year 2000, the first three quarters will contain 13 weeks, and the fourth quarter will contain 14 weeks. The results of operations for the three and nine months ended February 25, 2000 may not be indicative of the results to be expected for the fiscal year ending June 2, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm's Registration Statement on Form S-1 filed with the SEC on December 13, 1999, as amended.

         Through February 25, 2000, we were wholly-owned by 3Com Corporation ("3Com"). Our condensed consolidated financial statements reflect the historical results of operations and cash flows of the handheld computing business of 3Com during each respective period. The condensed consolidated financial statements have been prepared using 3Com's historical bases in the assets and liabilities and the historical results of operations of Palm. The financial information included herein may not reflect the consolidated financial statements, operating results and cash flows of Palm in the future or what they would have been had Palm been a separate stand-alone entity during the periods presented.

         The condensed consolidated financial statements include allocations of certain 3Com expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing, engineering, and other 3Com corporate services and infrastructure costs. The expense allocations have been determined on the bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided or the benefit received by Palm. The allocation methods include relative revenues, headcount or square footage. Management believes that the expenses allocated to Palm are representative of the operating expenses it would have incurred had Palm been operated on a stand-alone basis.

         The allocated amounts from 3Com included in our results of operations were as follows (in thousands):

                                                                   Nine Months Ended
                                                            -----------------------------
                                                            February 25,     February 26,
                                                                2000             1999
                                                            -----------      -----------

         Cost of revenues                                   $    10,443      $    6,199
         Sales and marketing                                     20,541          11,114
         Research and development                                 6,125           2,164
         General and administrative                              14,550           9,466
         Other (income) and expense, net                           (632)            115


2.       Separation from 3Com and Initial Public Offering

         On September 13, 1999, 3Com announced its plan to create an independent publicly-traded company, Palm, Inc., comprised of 3Com's handheld computing business. Following the completion of Palm's initial public offering in March 2000, 3Com owns approximately 94% of Palm's outstanding common stock. 3Com has announced that it intends to distribute its remaining shares of Palm common stock to 3Com stockholders approximately four to six months following the initial public offering ("the distribution date"), subject to receiving 3Com board approval and a ruling from the Internal Revenue Service that the distribution will be not be taxable.

         3Com and Palm have entered into a Master Separation and Distribution Agreement. In accordance with the separation agreement, 3Com transferred to Palm the 3Com-owned assets and liabilities which related to Palm prior to the date of separation from 3Com ("the separation date"), except for most of Palm's accounts receivable and accounts payable, which were retained by 3Com for administrative convenience. Palm began incurring separation costs in the second quarter of fiscal year 2000, which are costs associated with the process of becoming a stand-alone, publicly-held company, including consulting and professional fees.

         Palm's legal separation from 3Com occurred on February 26, 2000, at which time Palm began to operate independently from 3Com. Beginning in the fourth quarter of fiscal year 2000, Palm's consolidated financial statements will no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, Palm will incur amounts payable to 3Com under transitional service agreements, under which 3Com will provide services such as information systems, real estate and transaction processing in accounting, human resources, and order processing.

         Palm completed its initial public offering in March 2000, receiving net proceeds of $942.3 million, after deducting underwriting commissions and estimated offering expenses, from the sale of 26,450,000 shares of common stock. Palm also received net proceeds of $225.0 million from the sale of a total of 5,921,052 shares of common stock to America Online, Motorola and Nokia in private placements. Using a portion of the proceeds from the offering, Palm paid a dividend of $150.0 million to 3Com in March 2000. This dividend was declared in January 2000 and was payable to 3Com as the sole stockholder of record on February 25, 2000. The dividend payable is included in Palm's condensed consolidated balance sheet under the caption "Payable to 3Com Corporation", along with other amounts due from and payable to 3Com.

3.       Comprehensive Income

         The components of comprehensive income are as follows (in thousands):


                                           Three Months Ended                 Nine Months Ended
                                           ------------------                 -----------------
                                       February 25,    February 26,      February 25,     February 26,
                                          2000            1999              2000              1999
                                          ----            ----              ----              ----


         Net income                   $    10,953      $    6,597       $    33,473       $   22,784

         Other comprehensive income:
             Change in accumulated
             translation adjustments         (191)            (30)              (22)             (30)
                                       -----------     ------------      -----------      -----------
         Total comprehensive incom    $    10,762      $    6,567       $    33,451      $    22,754
                                      ============     ============     ============      ===========

4.       Net Income Per Share

         For each period presented, basic and diluted net income per share are calculated based on the 532,000,000 shares of Palm common stock owned by 3Com. Pursuant to the requirements of SEC Staff Accounting Bulletin Topic 1.B(3), pro forma net income per share for each period is calculated based on the 532,000,000 shares of Palm owned by 3Com, plus the 4,217,011 shares of common stock whose proceeds are assumed to be used to pay the $150 million dividend to 3Com. Such pro forma net income per share amounts are the same as the basic and diluted net income per share amounts for each period.

         In future periods, basic net income per share will be calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share will be calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. At the time of Palm's initial public offering, Palm granted options to purchase approximately 9.4 million shares of Palm common stock to its employees and directors at the initial public offering price, and also issued approximately 117,000 shares of restricted stock to certain key employees. At the distribution date, options held by Palm employees to purchase 3Com common stock will be converted into options to purchase Palm common stock as described in Palm's Registration Statement on Form S-1 filed on December 13, 1999, as amended.

5.       Inventories

         Inventories, net, consist of (in thousands):

                                                            February 25,       May 28,
                                                                2000            1999
                                                                ----            ----

         Finished goods                                     $    26,334      $    5,900
         Work-in-process                                          2,963           4,011
         Purchased components                                       477           2,275
                                                            -----------     -----------

         Total Inventories                                  $    29,774      $   12,186
                                                            ===========     ===========

6.       Litigation

         Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate the possible loss, or range of loss, if any, from the cases listed below and an unfavorable resolution of these lawsuits could adversely affect Palm's business, results of operations or financial condition.

         On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: XEROX CORPORATION v. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a Xerox United States patent, relating to computerized interpretation of handwriting. The complaint seeks unspecified damages and injunctive relief. Xerox has asserted that Graffiti software and certain of our products infringe the patent. On January 18, 2000, the court held a status hearing during which it ordered that all of the parties' briefs relating to motions for summary judgment would be filed with the court by April 28, 2000. Palm anticipates that oral argument on these motions will be heard thereafter. No trial date has been set.

         On July 22, 1999, Palm filed a copyright infringement action against Olivetti and CompanionLink in the United States District Court for the Northern District of California and obtained a preliminary injunction against further distribution, sale, import or export of Olivetti Office USA's "Royal daVinci" handheld device and the daVinci OS Software Development Kit, distributed by CompanionLink Software, Inc. The injunction is to remain in effect pending the outcome of the lawsuit. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design Ltd., the company responsible for developing the operating system software contained in the daVinci products. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS-Registered Trademark- operating system source code or EchoLink's "NEXUS OS" source code, which Palm maintains infringes its copyrights.

         On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WAVEWARE COMMUNICATIONS, INC. v. 3COM CORPORATION, PALM COMPUTING, INC., AND MARK BERCOW, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with Palm and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. The complaint seeks unspecified monetary damages and injunctive relief. The case is in the early stages of discovery. No trial date has been set.

         On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint seeks unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. No trial date has been set. No discovery has been exchanged.

         On February 28, 2000, E-Pass Technologies, Inc. filed suit against 3Com in the United States District Court for the Southern District of New York (case no. 00CIV1523). The complaint alleges infringement and induced infringement of United States patent 5,276,311 by Palm's handheld devices in connection with a method and device for simplifying the use of credit cards. The complaint seeks unspecified compensatory and treble damages and, among other things, to permanently enjoin Palm from infringing or inducing infringement of the patent as alleged. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. No discovery has been exchanged.

         In connection with Palm's separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between Palm and 3Com, Palm will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, WaveWare, Telxon and Penright! and E-Pass litigation.

7.       Recent Accounting Pronouncements

         In March 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software if certain criteria are met. Palm adopted SOP 98-1 for its fiscal year ending June 2, 2000. The adoption of SOP 98-1 did not have a significant impact on Palm's financial results for the nine months ended February 25, 2000.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the FASB issued FAS 137, which defers the effective date of FAS 133 for one year. Accordingly, Palm will now be required to adopt FAS 133 during fiscal 2001. Palm does not expect the adoption of FAS 133 to have a significant effect on Palm's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements, including statements concerning expected revenues from Palm platform licensing and Internet services, expected international revenue, continued strong growth in unit shipments of Palm devices, investments for strategic initiatives, future gross and operating margins, expansion into new customer segments and geographic regions, offering new wireless Internet solutions, and the launch of an aggressive marketing campaign. These statements are subject to certain risks and uncertainties. Some of the factors that could cause future events or results to materially differ from those projected in the forward-looking statements are discussed in this report (see, in particular, "Business Environment and Risk Factors").

OVERVIEW

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering in March 2000, we were a wholly-owned subsidiary of 3Com. To date, our business has focused primarily on developing and selling our Palm-branded handheld devices, and as of February 25, 2000, we had sold over 6 million Palm-TM- devices worldwide. In 1999, we expanded our strategy of licensing our Palm platform and developed our wireless Internet access service to support Internet-enabled handheld devices.

Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. A small percentage of our revenues has been derived from licensing our Palm platform or from subscriptions to our wireless Internet access service. With our expanded focus on Palm platform licensing and Internet services and solutions, we expect that an increasing portion of our revenues in future periods will come from these sources. International revenues represented 34% of total revenues for the nine months ended February 25, 2000, and we expect that international revenues are likely to increase as a percentage of total revenues as we expand into international markets.

We believe that we will continue to experience strong growth in unit shipments of our Palm devices, although the year over year growth rates may decline on a percentage basis compared to recent levels. Factors which we believe may impact gross margins include increased competition, introduction of new Palm handheld devices, supply constraints for certain components, and expansion of our revenue from licensing and Internet services and solutions. We anticipate that the net impact of these factors is that gross margins may be lower over the next 12-18 months when compared to recent quarters.

In line with our strategy to expand our business, we expect to make significant strategic investments over the next 12-18 months. We intend to expand into new customer segments and new geographic regions, offer new wireless Internet solutions, and launch an aggressive marketing campaign to strengthen brand awareness and target new business areas. We also expect to incur some duplication of costs over the next 12-18 months, as we build the infrastructure for a stand-alone public company, while also paying 3Com to perform these services under transition service agreements. In addition, for at least the next several quarters, we expect to incur costs related to our separation from 3Com. We anticipate that our operating margins may be lower over the next 12-18 months as compared to recent quarters, and there may be several quarters in which we report operating losses as we invest to expand our business, take advantage of market opportunities and execute our strategic plan as an independent stand-alone company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm's condensed consolidated income statements:

                                     Three months ended              Nine months ended
                                     ------------------              -----------------
                                February 25,    February 26,    February 25,    February 26,
                                      2000            1999            2000             1999
                                      ----            ----            ----             ----

     Revenues                         100.0%          100.0%          100.0%          100.0%
     Cost of revenues                  56.4            53.7            56.5            55.2
                                      ------          ------          ------          ------
     Gross profit                      43.6            46.3            43.5            44.8
     Operating expenses:
        Sales and marketing            21.1            22.8            22.7            22.2
        Research and development        7.9             8.7             7.1             8.1
        General and administrative      4.5             4.6             4.1             4.4
        Purchased in-process
         technology                       -             1.7               -             0.6
        Separation costs                3.0               -             1.7               -
                                      ------          ------          ------          ------
           Total operating expenses    36.5            37.8            35.6            35.3
                                      ------          ------          ------          ------
     Operating income                   7.1             8.5             7.9             9.5
     Interest and other
      income (expense)                  0.2               -             0.1               -
                                      ------          ------          ------          ------
     Income before income taxes         7.3             8.5             8.0             9.5
     Income tax provision               3.3             3.3             3.3             3.6
                                      ------          ------          ------          ------
     Net income                         4.0%            5.2%            4.7%            5.9%
                                      ======          ======          ======          ======

     Effective tax rate                44.6%            38.4%          41.0%           38.4%


     Excluding purchased
     in-process technology
     and separation costs:
        Total operating expenses        33.5%           36.1%          33.9%           34.7%
        Operating income                10.1%           10.2%           9.6%           10.1%

REVENUES

Revenues for the quarter ended February 25, 2000 were $272.3 million, an increase of $146.4 million or 116% over revenues for the same quarter of the previous year. This increase was due to higher unit shipments, offset by a slight decline in the average selling price. Revenues increased in all geographic areas, with Europe experiencing the highest growth rate. International revenues for the third quarter of fiscal 2000 were 32% of revenues compared with 27% of revenues in the same period of fiscal 1999.

Revenues for the nine months ended February 25, 2000 were $707.4 million, an increase of $318.2 million or 82% over revenues for the same period of the previous year. This increase was due primarily to higher unit shipments while the average selling price remained relatively constant. Revenues increased in all geographic areas, with revenues in Asia-Pacific and Europe growing at a faster rate than in the United States. International revenues for the first nine months of fiscal 2000 were 34% of revenues compared with 26% of revenues in the same period of fiscal 1999.

GROSS PROFIT

Gross profit was $118.8 million and $307.5 million for the third quarter and first nine months of fiscal 2000, increasing by 104% and 76%, respectively, over the corresponding periods in fiscal 1999. Gross profit as a percentage of revenues was 43.6% and 43.5% for the third quarter and first nine months of fiscal 2000, declining by 2.7 and 1.3 percentage points, respectively, compared to the corresponding periods in fiscal 1999. These declines were primarily attributable to costs related to providing wireless Internet access services, which we introduced during the first quarter of fiscal 2000. For the third quarter of fiscal 2000, gross profit as a percentage of revenue also declined due to a change in our product mix as compared to the prior year quarter.

SALES AND MARKETING

Sales and marketing expenses were $57.6 million and $160.3 million for the third quarter and first nine months of fiscal 2000, increasing by 100% and 85%, respectively, as compared to the same periods in fiscal 1999. For the year to date periods, sales and marketing expenses increased slightly as a percentage of revenue. The increases in absolute dollars compared to the prior year periods were due to increased spending on U.S. demand generation activities and media advertising, headcount and related expenses, and expanded sales and marketing activities in Europe.

RESEARCH AND DEVELOPMENT

Research and development expenses were $21.5 million and $50.0 million for the third quarter and first nine months of fiscal 2000, increasing by 95% and 59%, respectively, as compared to the same periods in fiscal 1999. For the year to date periods, research and development expenses declined moderately as a percentage of revenue, as certain fixed costs were spread over a higher revenue base. The increases in absolute dollars compared to the prior year periods were due to increased spending on headcount and related expenses, and development costs in new product areas, including Bluetooth and other wireless communications technology.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.2 million and $29.2 million for the third quarter and first nine months of fiscal 2000, increasing by 113% and 71%, respectively, as compared to the same periods in fiscal 1999. For the year to date periods, general and administrative expenses remained relatively constant as a percentage of revenue. The increases in absolute dollars compared to the prior year periods were due primarily to increased spending for headcount and related expenses to support the growth in revenues. For the third quarter of fiscal 2000, the increase also related to building the infrastructure for a stand-alone public company. General and administrative expenses also increased due to higher allocated costs from 3Com due to Palm's revenue increasing as a percentage of 3Com's total revenue.

PURCHASED IN-PROCESS TECHNOLOGY

Purchased in-process technology for the third quarter and nine months ended February 26, 1999 relates to the acquisition of Smartcode Technologie SARL in February 1999. Approximately $2.1 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations in the third quarter of fiscal 1999. The primary project related to the purchased in-process technology was completed in the first quarter of fiscal 2000 and Palm began to derive revenue from the developed technology beginning in the second quarter of fiscal 2000.

SEPARATION COSTS

Separation costs for the third quarter and nine months ended February 25, 2000 consist of costs associated with the process of becoming a stand-alone, publicly-held company, including consulting and professional fees. Separation costs were $8.2 million and $12.0 million for the third quarter and nine months ended February 25, 2000, respectively. We expect to continue to incur separation costs for at least the next several quarters.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), on a net basis was $0.4 million and $0.6 million for the third quarter and first nine months of fiscal 2000, compared to a nominal expense for each period in fiscal 1999. We anticipate that interest income will increase significantly in future periods, due to the receipt of the net proceeds from the initial public offering and private placements in March 2000.

INCOME TAX PROVISION

The effective tax rate for the first nine months of fiscal 2000 was 41.0%, up from 38.4% for the first nine months of fiscal 1999. The increase in the effective tax rate is primarily due to non-deductible separation costs and the establishment of Palm's international legal structure, which in the initial year is expected to create losses in certain foreign jurisdictions for which no current tax benefit is obtained. We currently anticipate that our tax rate will decline slightly in fiscal 2001, and will decline further in subsequent years.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at February 25, 2000 were $40.0 million, compared to $0.5 million at May 28, 1999. The increase of $39.5 million for the nine months ended February 25, 2000 was attributable to cash generated from operating activities of $44.8 million and cash provided by financing activities of $2.1 million, offset by cash used by investing activities of $7.4 million.

Cash provided by operating activities consisted of net income, adjusted for non-cash charges and changes in working capital assets. The most significant changes in working capital assets were increases in accounts payable and other accrued liabilities, offset partially by a decrease in the payable to 3Com, and by increases in accounts receivable and inventory. The decrease in the payable to 3Com excludes the effect of the accrual of the $150 million dividend to 3Com, which is classified as a non-cash investing and financing activity. Cash used by investing activities of $7.4 million consisted entirely of capital expenditures. Cash provided by financing activities of $2.1 million consisted of net transfers from 3Com, offset by repayments of debt.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents, combined with the net proceeds of $1.17 billion generated from the initial public offering and private placements, less the payment of the dividend to 3Com of $150 million, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

BUSINESS ENVIRONMENT AND RISK FACTORS

RISKS RELATED TO OUR BUSINESS

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES RAPIDLY AND SUCCESSFULLY, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR ABILITY TO GENERATE REVENUES WILL SUFFER.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to end users, our business and operating results would be negatively impacted because we would not be able to compete effectively and our ability to generate revenues would suffer.

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services quickly, we will be unable to introduce new products and services into the market on a timely basis, if at all. For example, the Palm VII-TM- device took more than two years to develop. In addition, because the Palm VII device requires Internet services and applications to support it, we must also continue to develop new services to maintain and broaden its user appeal.

Because the sales and marketing life cycle of our handheld devices is generally 12 to 18 months or less, we must:

     continue to develop updates to our Palm platform, new handheld devices and new Internet services, or our existing products and services will quickly become obsolete;

     manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

     manage the timing of new product introductions to meet seasonal market demands, including the holiday shopping season;

     manage the levels of existing and older product and component inventories to minimize inventory write-offs; and

     adjust the prices of our existing products and services in order to increase or maintain customer demand for these products and services.

IF WE DO NOT CORRECTLY ANTICIPATE DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO SECURE SUFFICIENT QUANTITIES OR COST-EFFECTIVE PRODUCTION OF OUR HANDHELD DEVICES OR WE COULD HAVE COSTLY EXCESS PRODUCTION OR INVENTORIES.

Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and will be difficult to forecast. As we introduce and support multiple handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

     If demand increases beyond what we forecast, we would have to rapidly increase production at our third-party manufacturers. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. There is the risk that even if we are able to procure enough components, our third-party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand.

     Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profits. Further, if production is increased rapidly, manufacturing yields could decline, which may also lower our profits.

     If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third party manufacturers and failure to meet some minimum purchase commitments, each of which could result in lower margins.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

     Seasonality. Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. This weakness is due to the fact that our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. As our licensing revenues grow, we expect that they will contribute to the fluctuations in our quarterly results because the products offered by our licensees are also primarily consumer-oriented. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations. However, our revenues for the third fiscal quarter this year were greater than revenues in the second fiscal quarter this year, due to stronger demand for our products in the third fiscal quarter. This pattern may not occur in the future.

     Increases in Operating Expenses. As we expand our operations, we expect that our operating expenses, particularly our sales, marketing and research and development costs, will continue to increase. We also expect to make significant expenditures to expand our Internet services through increased marketing activities and investments in network expansion related to our subscription-based Internet access service. These Internet services expenditures as well as a significant portion of our sales, marketing and research and development costs are fixed, at least in the short term. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be negatively affected. In addition, we will add new fixed costs to continue building an independent business and administration infrastructure following our recent separation from 3Com. Over the next several quarters we expect expenses to grow more rapidly than revenues, which will hurt our quarterly operating results.

     Product Mix. Our profit margins differ among the handheld device, Palm platform licensing and Internet services parts of our business. In addition, the product mix of our device sales affects profit margins in any particular quarter. As our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate.

     New Product Introductions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. In addition, we typically increase sales and marketing expenses to support new product introductions.

     Use of Purchase Orders with Customers. We rely on one-time purchase orders rather than long-term contracts with our distributor customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

WE RELY ON THIRD-PARTY MANUFACTURERS TO PRODUCE OUR HANDHELD DEVICES, AND OUR REPUTATION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO CONTROL THEIR OPERATIONS.

We outsource all of our manufacturing to Manufacturers' Services Limited and Flextronics. We depend on these third-party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. If our third-party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. We depend on Flextronics to manufacture some of our device products at its facilities in Mexico, California and Malaysia, and the rest of our device products are manufactured by Manufacturers' Services Limited at its Utah facility. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks outside our control:

     unexpected increases in manufacturing costs;

     interruptions in shipments if one of our manufacturers is unable to complete production;

     inability to control quality of finished device products;

     inability to control delivery schedules;

     unpredictability of manufacturing yield;

     potential lack of adequate capacity; and potential inability to secure adequate volumes of components.

We began working with Manufacturers' Services Limited when it purchased 3Com's Utah facility in November 1999. As a result, we have not had significant working experience with Manufacturers'

Service Limited. If we are unable to manage our relationship with Manufacturers' Services Limited successfully, our ability to manufacture our products would be harmed and our results of operations would suffer.

We do not have a manufacturing agreement with Flextronics, upon whom we rely to manufacture a significant number of our device products. We presently order our products on a purchase order basis from Flextronics. The absence of a manufacturing agreement means that, with little or no notice, Flextronics could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which it manufactures our device products. If Flextronics were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if Flextronics were to change the terms under which they manufacture for us, our manufacturing costs could increase and our profitability could suffer.

WE DEPEND ON OUR SUPPLIERS, MANY OF WHICH ARE THE SOLE SOURCE FOR OUR COMPONENTS, AND OUR PRODUCTION WOULD BE SERIOUSLY HARMED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. Recently, we have experienced shortages of certain key components, including flash memory chips and liquid crystal displays. We believe that these supply limitations are due to unexpectedly high demand from cellular telephone manufacturers. In addition, in 1999 we modified the design of our Palm VII device as a result of our inability to obtain adequate supplies of the radio crystals and memory chips.

Some components, such as displays, power supply integrated circuits, digital signal processors, microprocessors, crystals and several radio frequency and discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed. In addition, because we rely on one-time purchase orders with our suppliers, including our sole and single source suppliers, we cannot predict with certainty our ability to procure components if the demand for our products exceeds our forecast. If either the shortage in radio crystals, memory chips, liquid crystal displays or any other key component persists or worsens, we will likely not be able to deliver sufficient quantities of our products to satisfy demand. In addition our costs to purchase these components would increase, which would lower our profits.

WE DO NOT KNOW IF THE PALM PLATFORM LICENSING AND INTERNET SERVICES PARTS OF OUR BUSINESS WILL BE ABLE TO GENERATE SIGNIFICANT REVENUE IN THE FUTURE, AND WE WILL CONTINUE TO RELY ON OUR HANDHELD DEVICE PRODUCTS AS THE PRIMARY SOURCE OF OUR REVENUE FOR THE FORESEEABLE FUTURE.

Our future growth and a significant portion of our future revenue depend on the commercial success of our Palm handheld devices, which comprise the primary product line that we currently offer. We expanded our Palm platform licensing and Internet services parts of our business only recently, and these parts of our business have generated a small percentage of our revenues. If revenues from our device business do not grow, our other business activities will not be able to compensate for this shortfall.

A SIGNIFICANT PORTION OF OUR REVENUES CURRENTLY COMES FROM A SMALL NUMBER OF DISTRIBUTORS, AND ANY DECREASE IN REVENUES FROM THESE DISTRIBUTORS COULD HARM OUR RESULTS OF OPERATIONS.

A significant portion of our revenues comes from only a small number of distributors. Ingram Micro and Tech Data represented approximately 30% and 10%, respectively, of our revenues in the nine months ended February 25, 2000. We expect that the majority of our revenues will continue to depend on sales of our handheld devices to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenues and results of operations.

WE RELY ON DISTRIBUTORS, RETAILERS AND RESELLERS TO SELL OUR PRODUCTS, AND DISRUPTIONS TO THESE CHANNELS WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD DEVICES.

Because we sell a significant portion of our products to distributors, retailers and traditional and Internet based resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. Our distributors, retailers and resellers have traditionally maintained significant levels of our products in their inventories. If distributors, retailers and resellers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. If we reduce the prices of our products to these customers, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, like other manufacturers, we are exposed to the risk of product returns from distributors, either through their exercise of contractual return rights or as a result of our strategic interest in assisting distributors in balancing inventories.

Our distributors, retailers and resellers also sell products offered by our competitors. If our competitors offer our distributors, retailers and resellers more favorable terms, those distributors, retailers and resellers may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers and resellers. Further, distributors, retailers and resellers may not recommend, or continue to recommend, our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

We believe our distributors, retailers and traditional resellers are experiencing heightened competition from Internet-based suppliers that distribute directly to end-user customers. We also sell our products directly to end-user customers from our Palm.com website. These actions could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

We compete in the handheld device, operating system software and Internet services markets. The markets for these products and services are highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Palm to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Sharp and Palm platform licensees such as TRG and Handspring.

     Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE for palm-sized personal computers and Symbian's EPOC for wireless devices. New product introductions based on both the Windows CE and EPOC operating systems have recently been announced. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect to use an alternative operating system, in which case we may not be able to increase our revenue from licensing the Palm platform, or expand the proliferation of the Palm economy.

     Our Internet services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless Internet access, information appliances that provide Internet connectivity and other traditional and developing methods. Potential competitors to our wireless internet services include Research in Motion Limited and Omnisky.

We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, Microsoft has announced that it is planning to introduce a new version of its Windows CE operating system within the next month. We believe that Microsoft plans to invest aggressively to assist its licensees in marketing the Pocket PC line of handheld computers based on this new version of the Windows CE operating system. Successful new product introductions or enhancements by our competitors could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

IF WE FAIL TO EFFECTIVELY RESPOND TO COMPETITION FROM PRODUCTS INTRODUCED BY LICENSEES OF OUR PALM PLATFORM OR IF OUR LICENSEES FAIL TO SELL PRODUCTS BASED ON THE PALM PLATFORM, OUR RESULTS OF OPERATIONS MAY SUFFER AS THE REVENUES WE RECEIVE FROM LICENSE FEES MAY NOT COMPENSATE FOR THE LOSS OF REVENUES FROM OUR DEVICE PRODUCTS.

The success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Nokia, Sony or QUALCOMM may use our Palm platform in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. In addition, while we expect to receive licensing revenue from Handspring and TRG, our device products compete directly for users and distributors with their devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform, which could harm our business and results of operations.

OUR PALM PLATFORM AND HANDHELD DEVICES MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE TO OUR REPUTATION, AS WELL AS LOST REVENUES, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

Our Palm platform and our devices are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. We have in the past experienced delays in releasing some models and versions of our products until problems were corrected. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS, WHICH COULD CAUSE US TO FAIL TO MEET OUR CUSTOMER DEMAND OR TO ATTRACT NEW CUSTOMERS.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our shipments and headcount substantially. At December 31, 1999, we had a total of approximately 652 employees. At February 25, 2000 we had a total of approximately 878 employees. In addition, we plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources and increase our expenses.

We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. While we are currently implementing stand-alone versions of most of the transaction processing systems historically used by 3Com, we may decide to purchase new systems in the future that more closely match our business needs and incur significant additional expenses in connection with those systems. In addition, we will need to continue to expand, train and manage our work force worldwide.

Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties. In particular, we are implementing a new administrative and managerial infrastructure due to our separation from 3Com. Our future success depends on the implementation of this infrastructure.

THE MARKET FOR THE DELIVERY OF INTERNET SERVICES THROUGH HANDHELD DEVICES IS NEW AND RAPIDLY EVOLVING, AND OUR BUSINESS AND OUR ABILITY TO GENERATE REVENUES FROM OUR HANDHELD DEVICES, PALM PLATFORM OR INTERNET SERVICES COULD SUFFER IF THIS MARKET DOES NOT DEVELOP OR WE FAIL TO ADDRESS THIS MARKET EFFECTIVELY.

The market for the delivery of Internet services through handheld devices is new and rapidly evolving. In addition, our Internet services strategy has been developed only recently, and we must continue to adapt it to compete in the rapidly evolving Internet services market. We only recently introduced our Palm.Net(TM) service, a subscription-based wireless access service that enables Palm VII users to access web-clipped content on the Internet. Other competitors have introduced or developed, or are in the process of introducing or developing, products that facilitate the delivery of Internet services through handheld devices. We cannot assure you that individuals currently using competing products to access the Internet remotely, such as portable personal computers and wireless telephones, will widely adopt handheld devices as a means of accessing Internet services. Accordingly, it is extremely difficult to predict which products will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. These risks could affect our ability to support the Palm.Net service on a large scale and price the service at a level that produces expected returns.

WE MAY NOT BE ABLE TO DELIVER INTERNET ACCESS IF OUR TELECOMMUNICATIONS CARRIER RAISES ITS RATES, DISCONTINUES DOING BUSINESS WITH US OR DOES NOT DELIVER ACCEPTABLE SERVICE.

The future success of our Internet services business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. We currently rely on BellSouth to provide all of our Palm VII wireless network services pursuant to an agreement. Our agreement with BellSouth permits each party to terminate the agreement on an annual basis. If BellSouth failed to provide us with service at rates acceptable to us or at all, we may not be able to provide Internet access to our users. In addition, our Palm VII products are configured around the frequency standard used by BellSouth. If we needed to switch to another telecommunications carrier, we would have to redesign significant portions of our software and hardware to permit transmission on a different frequency and service to users of existing Palm VII products would be disrupted. If we were required to redesign these elements, our Internet services part of our business could be adversely affected. If BellSouth delivers unacceptable service, the quality of our Internet services would suffer and we would likely lose users who are dissatisfied with our service. In addition, BellSouth provides service only in the continental United States.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR WIRELESS INTERNET SERVICES INTO INTERNATIONAL MARKETS.

We intend to expand our network services to support Internet services internationally, but doing so will require us to enter into new relationships with telecommunications providers abroad. We may not be able to enter into relationships with international telecommunications providers which are on favorable terms to us. In addition, because many international telecommunications providers use different standards and transmit data on different frequencies than BellSouth, we are likely to incur incremental expenses related to the redesign of significant portions of our software and hardware.

OUR REPUTATION AND ABILITY TO GENERATE REVENUES WILL BE HARMED IF DEMAND FOR OUR INTERNET SERVICES EXCEEDS OUR TELECOMMUNICATIONS AND NETWORK CAPACITY.

We may from time to time experience increases in our Internet services usage which exceed our available telecommunications capacity and the capacity of our third-party network servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our third-party network servers' networks.

Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our third-party network servers to handle user traffic, would have a material adverse effect on our reputation and our revenues.

WE PLAN TO EXPAND OUR DIRECT E-COMMERCE OPERATION, AND OUR ABILITY TO GENERATE REVENUES FROM OUR INTERNET SERVICES COULD BE HARMED IF THIS OPERATION IS NOT SUCCESSFUL.

We may not be able to achieve any or all of the necessary components of a successful e-commerce operation. We intend to expand our Palm.com and Palm.Net websites. This expansion will require additional expenditures. These expenditures are anticipated to exceed revenues from these services over the next few years. We have little experience in implementing or operating a direct e-commerce business, and if we are not successful in operating it or in successfully managing our current sales channels alongside our direct e-commerce channel, our business and financial condition could be materially harmed.

OUR INTERNET SERVICES BUSINESS PROSPECTS COULD SUFFER IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR INTERACTIVE CONTENT AND SERVICES.

Our future success depends in part on the continued growth and reliance by consumers and businesses on the Internet, particularly in the market for Internet services and networking of handheld computing devices. Use and growth of the Internet will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet. The use and growth of the Internet will also depend on the number and quality of products and services designed for use on the Internet. Because use of the Internet as a source of information, products and services is a relatively recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase and whether the market for commercial use of the Internet will continue to develop and expand. Internet use patterns may decline as the novelty of the medium recedes.

The rapid rise in the number of Internet users and the growth of electronic commerce and applications for the Internet has placed increasing strains on the Internet's communications and transmission infrastructure. This could lead to significant deterioration in transmission speeds and the reliability of the Internet as a commercial medium and could reduce the use of the Internet by businesses and individuals. The Internet may not be able to support the demands placed upon it by this continued growth. Any failure of the Internet to support growth due to inadequate infrastructure or for any other reason would seriously limit its development as a viable source of commercial and interactive content and services. This could impair the development and acceptance of our Internet services which could in turn harm our business prospects.

IF THE SECURITY OF OUR WEBSITES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR INTERNET SERVICES, WHICH COULD CAUSE OUR REVENUES TO DECLINE.

A significant barrier to widespread use of electronic commerce sites, such as our Palm.com site, and network services sites, such as our Palm.Net site, is concern for the security of confidential information transmitted over public networks. Despite our efforts to protect the integrity of our Palm.com and Palm.Net sites, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations and damage our reputation. Any such action could negatively affect our customers' willingness to engage in online commerce with us. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL.

Our future success depends partly on the continued contribution of our key executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. Many members of our senior management have been with the business only a short time. In addition, recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business.

THIRD PARTIES HAVE CLAIMED AND MAY CLAIM IN THE FUTURE WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING PRODUCTS IF THESE CLAIMS ARE SUCCESSFUL.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we or our customers or Palm platform licensees are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Moreover, in connection with future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on 3Com's intellectual property portfolio, and we will not be able to offer licenses to 3Com's intellectual property rights in order to resolve claims.

Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our Palm platform licensees. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products.

We often rely on licenses of intellectual property for use in our business. We cannot assure you that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses may deteriorate as a result of our separation from 3Com. For example, we are currently re-negotiating a Patent Cross License Agreement between 3Com and IBM to name us as an additional licensee. The re-negotiation will likely require us to pay additional royalties to IBM. If we do not successfully re-negotiate this agreement, we may not be able to continue to license certain IBM technology after our separation from 3Com on favorable terms, or at all, which could have a material adverse effect on our business.

IF THIRD PARTIES INFRINGE OUR INTELLECTUAL PROPERTY, WE MAY EXPEND SIGNIFICANT RESOURCES ENFORCING OUR RIGHTS OR SUFFER COMPETITIVE INJURY.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these patent applications or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

In the past, there have been several thefts of computer equipment from us and our employees. This computer equipment has contained proprietary information. We have formulated a security plan to reduce the risk of any future thefts and have cooperated with state and federal law enforcement officials in an investigation of past incidents. We may not be successful in preventing future thefts, or in preventing those responsible for past thefts from using our technology to produce competing products. The unauthorized use of Palm technology by competitors could have a material adverse effect on our ability to sell our products in some markets.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. In addition, two of the facilities where our devices are manufactured are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

     changes in foreign currency exchange rates;

     changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

     trade protection measures and import or export licensing requirements;

     potentially negative consequences from changes in tax laws;

     difficulty in managing widespread sales and manufacturing operations; and

     less effective protection of intellectual property.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

We often evaluate acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Any future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

OUR ABILITY TO PURSUE MERGERS AND ACQUISITIONS MAY BE LIMITED.

3Com has sought a ruling from the Internal Revenue Service that the distribution of 3Com's shares of Palm common stock to 3Com's stockholders will be not be taxable. Such ruling is expected to require 3Com and Palm, for up to two years following the distribution date, not to engage in certain transactions that would constitute a change of more than 50% of the equity interest in either company. In addition, the ruling is expected to require that until the distribution date, 3Com must maintain at least an 80% controlling interest in Palm. Consequently, our ability to engage in mergers and acquisitions may be limited by these requirements. If either 3Com or Palm fail to conform to requirements set forth in the ruling, there would be material adverse consequences, potentially including making the distribution taxable, and causing the company which was responsible for such non-conformance to indemnify the other company for any resulting damages.

RISKS RELATED TO OUR SEPARATION FROM 3COM

WE CURRENTLY USE 3COM'S OPERATIONAL AND ADMINISTRATIVE INFRASTRUCTURE, AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS WILL SUFFER IF WE DO NOT DEVELOP OUR OWN INFRASTRUCTURE QUICKLY AND COST-EFFECTIVELY.

We currently use 3Com's systems to support our operations, including systems to manage inventory, order processing, human resources, shipping, accounting, payroll and internal computing operations. Many of these systems are proprietary to 3Com and are very complex. These systems have been modified, and are in the process of being further modified, to enable us to separately track items related to our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data.

We are in the process of creating our own systems to replace 3Com's systems. We may not be successful in implementing these systems and transitioning data from 3Com's systems to ours.

Any failure or significant downtime in 3Com's or our own information systems could prevent us from taking customer orders, shipping products or billing customers and could harm our business. In addition, 3Com's and our information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems, our business could suffer.

In addition, we currently have office space in 3Com's Santa Clara campus. We have entered into arrangements with 3Com to lease these facilities under a lease that is terminable with six months notice beginning in July 2001 and expires in July 2002. After this transition period, we will need to find alternative facilities. If we fail to find replacement facilities in a timely fashion, our business will be harmed.

OUR STOCK PRICE MAY DECLINE AND WE WILL NOT BE ABLE TO OPERATE OUR BUSINESS WITHOUT 3COM'S CONTROL IF 3COM DOES NOT COMPLETE ITS DISTRIBUTION OF OUR COMMON STOCK.

Approximately four to six months following our initial public offering, 3Com intends to distribute its remaining shares of Palm common stock to 3Com stockholders, subject to receiving 3Com board approval and a ruling from the Internal Revenue Service that the distribution will not be taxable. This distribution may not occur by that time or at all. We do not know yet what the ruling from the Internal Revenue Service regarding the tax treatment of the separation and the distribution will be. If 3Com does not receive a favorable tax ruling, it is not likely to make the distribution in the expected time frame or at all. In addition, until this distribution occurs, the risks discussed below relating to 3Com's control of us and the potential business conflicts of interest between 3Com and us will continue to be relevant to our stockholders. If the distribution is delayed or not completed at all, the liquidity of our shares in the market will be severely constrained unless and until 3Com elects to sell some of its significant ownership. There are no limits on these sales and the sale or potential sale by 3Com could adversely affect market prices. In addition, because only approximately 5% of our outstanding common stock is publicly traded, trades of a relatively small percentage of our outstanding stock could have a disproportionate effect on our stock price. Also, if 3Com does not distribute its shares, we will face significant difficulty hiring and retaining key personnel, many of whom are attracted by the potential of operating our business as a fully independent entity.

WE WILL BE CONTROLLED BY 3COM AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK, AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING DURING SUCH TIME.

3Com owns approximately 94% of our outstanding common stock. As long as 3Com owns a majority of our outstanding common stock, 3Com will be able to change the composition of our board of directors without calling a special meeting, and therefore, control any aspect of our business direction and policies. Stockholders other than 3Com will not be able to affect the outcome of any stockholder vote prior to the planned distribution of our stock to the 3Com stockholders.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

Our consolidated financial statements have been carved out from the consolidated financial statements of 3Com using the historical results of operations and historical bases of the assets and liabilities of the 3Com handheld computing business that we comprise. Accordingly, the historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. 3Com did not account for us, and we were not operated, as a separate, stand-alone entity for the periods presented.

Our costs and expenses include allocations from 3Com for centralized corporate services and infrastructure costs, including:

     legal;
     accounting;
     treasury;
     real estate;
     information technology;
     distribution;
     customer service;
     sales;
     marketing; and
     engineering.

These allocations have been determined on bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided to or the benefit received by Palm. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from 3Com, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from 3Com and increased costs associated with being a publicly traded, stand-alone company.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH 3COM WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS AND, BECAUSE OF 3COM'S CONTROLLING OWNERSHIP, WE MAY NOT RESOLVE THESE CONFLICTS ON THE MOST FAVORABLE TERMS TO US.

Conflicts of interest may arise between 3Com and us in a number of areas relating to our past and ongoing relationships, including:

     labor, tax, employee benefit, indemnification and other matters arising from our separation from 3Com;

     intellectual property matters;

     employee retention and recruiting;

     sales or distributions by 3Com of all or any portion of its ownership interest in us;

     the nature, quality and pricing of transitional services 3Com has agreed to provide us; and

     business opportunities that may be attractive to both 3Com and us.

Nothing restricts 3Com from competing with us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with

3Com may be amended upon agreement between the parties. While we are controlled by 3Com, 3Com may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of the agreements.

OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF 3COM COMMON STOCK.

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in 3Com common stock and options to purchase 3Com common stock. Their options to purchase 3Com common stock may not convert into options to purchase our common stock if the distribution does not occur. Ownership of 3Com common stock by our directors and officers could create potential or perceived conflicts of interest when directors and officers are faced with decisions that could have different implications for 3Com and us.

IF THE TRANSITIONAL SERVICES BEING PROVIDED TO US BY 3COM ARE NOT SUFFICIENT TO MEET OUR NEEDS, OR IF WE ARE NOT ABLE TO REPLACE THESE SERVICES AFTER OUR AGREEMENTS WITH 3COM EXPIRE, WE WILL BE UNABLE TO MANAGE CRITICAL OPERATIONAL FUNCTIONS OF OUR BUSINESS.

3Com is providing transitional services to us, including services related to:

     information technology systems;

     supply chain;

     human resources administration;

     product order administration;

     customer service;

     buildings and facilities;

     treasury; and

     legal, finance and accounting.

Although 3Com is contractually obligated to provide us with these services, these services may not be provided at the same level as when we were part of 3Com, and we may not be able to obtain the same benefits. We will also lease and sublease office space from 3Com. These transitional service and leasing arrangements generally have a term of less than two years following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we will receive from 3Com.

These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from 3Com. The prices charged to us under these agreements may be lower than the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

SUBSTANTIAL SALES OF COMMON STOCK MAY OCCUR IN CONNECTION WITH THE DISTRIBUTION, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

3Com intends to distribute the remaining shares of our common stock to 3Com stockholders approximately four to six months after our initial public offering. Substantially all of these shares will be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, this distribution, or by 3Com if the distribution does not occur. We are also unable to predict whether a sufficient number of buyers will be in the market at that time. Any sales of substantial amounts of common stock in the public market, or the perception that such sales might occur, whether as a result of this distribution or otherwise, could harm the market price of our common stock.

OUR SECURITIES HAVE NOT BEEN PUBLICLY TRADED VERY LONG AND OUR STOCK PRICE MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY.

Our common stock has been publicly traded only since March 2, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

     quarterly variations in our operating results;

     changes in revenue or earnings estimates or publication of research reports by analysts;

     speculation in the press or investment community;

     strategic actions by us or our competitors, such as acquisitions or restructurings;

     actions by institutional stockholders or by 3Com prior to its distribution of our stock;

     fluctuations in 3Com's stock price;

     general market conditions; and

     domestic and international economic factors unrelated to our performance.

The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF YOUR SHARES.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors, although these provisions have little significance while we are controlled by 3Com. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

As of February 25, 2000, we had cash and cash equivalents of $40.0 million which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio. Subsequent to the end of the quarter, the net proceeds from our initial public offering and private placements have been invested in highly liquid money market funds and other high credit quality short-term securities.

FOREIGN CURRENCY EXCHANGE RISK

Historically, our exposure to exchange rate risk has been managed on an enterprise-wide basis as part of 3Com's risk management strategy. This strategy has utilized foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the forward and option contracts are largely offset by gains and losses on the underlying exposure and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows. We are currently evaluating our exchange rate risk management strategy. We do not currently and do not intend in the future to utilize derivative financial instruments for trading purposes.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: XEROX CORPORATION v. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleges willful infringement of a Xerox United States patent, relating to computerized interpretation of handwriting. The complaint seeks unspecified damages and injunctive relief. Xerox has asserted that Graffiti software and certain of our products infringe the patent. On January 18, 2000, the court held a status hearing during which it ordered that all of the parties' briefs relating to motions for summary judgment would be filed with the court by April 28, 2000. We anticipate that oral argument on these motions will be heard thereafter. No trial date has been set.

On July 22, 1999, we filed a copyright infringement action against Olivetti and CompanionLink in the United States District Court for the Northern District of California and obtained a preliminary injunction against further distribution, sale, import or export of Olivetti Office USA's "Royal daVinci" handheld device and the daVinci OS Software Development Kit, distributed by CompanionLink Software, Inc. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design Ltd., the company responsible for developing the operating system software contained in the daVinci products. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights.

On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WAVEWARE COMMUNICATIONS, INC. v. 3COM CORPORATION, PALM COMPUTING, INC., AND MARK BERCOW, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with our and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. The complaint seeks unspecified monetary damages and injunctive relief. The case is in the early stages of discovery. No trial date has been set.

On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint seeks unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. No trial date has been set. No discovery has been exchanged.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against 3Com in the United States District Court for the Southern District of New York (case no. 00CIV1523). The complaint alleges infringement and induced infringement of United States patent 5,276,311 by our handheld devices in connection with a method and device for simplifying the use of credit cards. The complaint seeks unspecified compensatory and treble damages and, among other things, to permanently enjoin us from infringing or inducing infringement of the patent as alleged. We have not yet responded to the complaint. No trial date has been set. No discovery has been exchanged.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between us and 3Com, we will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, WaveWare, Telxon and Penright! and E-Pass litigation.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 7, 2000, simultaneously with the closing of our initial public offering, we sold in private placements to America Online, Inc., Motorola, Inc. and Nokia at $38.00 per share 2,105,263 shares, 1,710,526 shares and 2,105,263 shares, respectively, of our common stock. The aggregate proceeds from these sales were $225 million. The transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 Exhibit
  Number          Description
 -------          -----------

  2.1(1)          Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
  2.2             General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
  2.3             Master Technology Ownership and License Agreement between 3Com and the registrant.
  2.4             Master Patent Ownership and License Agreement between 3Com and the registrant.
  2.5             Master Trademark Ownership and License Agreement between 3Com and the registrant.
  2.6             Employee Matters Agreement between 3Com and the registrant.
  2.7             Tax Sharing Agreement between 3Com and the registrant.
  2.8             Master Transitional Services Agreement between 3Com and the registrant.
  2.9             Real Estate Matters Agreement between 3Com and the registrant.
  2.10            Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11            Indemnification and Insurance Matters Agreement between 3Com and the registrant.
  2.12(1)         Form of Non-U.S. Plan.
  3.1(1)          Amended and Restated Certificate of Incorporation.
  3.2(1)          Bylaws.
  4.1(1)          Reference is made to Exhibits 3.1 and 3.2 hereof.
  4.2(1)          Specimen Stock Certificate.

 Exhibit
  Number          Description
 -------          -----------

 10.1(1)*         1999 Stock Plan.
 10.2(1)*         Form of 1999 Stock Plan Agreements.
 10.3(1)*         1999 Employee Stock Purchase Plan.
 10.4(1)*         Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(1)*         1999 Director Option Plan.
 10.6(1)*         Form of 1999 Director Option Plan Agreements.
 10.7(1)*         Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)*         Form of Indemnification Agreement entered into by the
                  registrant with each of its directors and executive officers.
 10.9(1)**        RAM Mobile Data USA Limited Partnership Value Added Reseller
                  Agreement between RAM Mobile Data USA Limited Partnership (now
                  BellSouth Wireless Data, L.P.) and the registrant.
 10.10(1)**       Supply Agreement between Manufacturers' Services Salt Lake
                  City Operations, Inc. and the registrant.
 10.11(1)         Common Stock Purchase Agreement between America Online and the registrant.
 10.12(1)         Common Stock Purchase Agreement between Motorola and the
                  registrant.
 10.13(1)         Common Stock Purchase Agreement Between Nokia and the
                  registrant.
 10.14(1)         Form of Management Retention Agreement.
  27.1            Financial Data Schedule.

(1) - Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
*    - Denotes an executive or director compensation plan or arrangement.
**   - Confidential treatment granted on portions of this exhibit.

              (b) Reports on Form 8-K

                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Palm, Inc.
                                                  (Registrant)



Dated:    April 7, 2000                   By:     /s/   Judy Bruner
          -------------                           -----------------
                                                  Judy Bruner
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)