Form 10-K
period 2000-06-02
PALM INC
filed 2000-08-16
CIK 1100389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 2, 2000               COMMISSION FILE NO. 0-29597

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                                   PALM, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                       94-3150688
 (State or other jurisdiction          (I.R.S. Employer
              of                     Identification No.)
incorporation or organization)

  5470 GREAT AMERICA PARKWAY
   SANTA CLARA, CALIFORNIA                  95052
    (Address of principal                 (Zip Code)
      executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 326-9000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on July 31, 2000, as reported by the NASDAQ National Market, was approximately $22,000,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of July 31, 2000, 564,992,928 shares of the Registrant's Common Stock were outstanding.

    The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2000 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PALM, INC.
                                   FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 2, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I
--------
Item 1.   Business....................................................         3
Item 2.   Properties..................................................        16
Item 3.   Legal Proceedings...........................................        16
Item 4.   Submission of Matters to a Vote of Security Holders.........        17
          Executive Officers..........................................        17

PART II
--------
Item 5.   Market for Common Stock and Related Stockholder Matters.....        19
Item 6.   Selected Financial Data.....................................        19
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        20
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................        40
Item 8.   Financial Statements and Supplementary Data.................        42
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................        68

PART III
--------
Item 10.  Directors and Executive Officers............................        68
Item 11.  Executive Compensation......................................        68
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................        68
Item 13.  Certain Relationships and Related Transactions..............        68

PART IV
--------
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.......................................................        69
          Exhibit Index...............................................        69
          Signatures..................................................        71
          Schedule II--Valuation and Qualifying Accounts..............        72

    As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or "the Company" and "Palm" refer to Palm, Inc., a Delaware corporation.

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: the intention to continue pursuing licensing opportunities for the Palm platform, the intention to support web-enabling technologies such as Wireless Applications Protocol, the plan to expand the geographic coverage of the Palm.Net wireless access service, the availability of the Palm Mobile Internet Kit before the end of calendar year 2000, the plan to pursue licensing opportunities for the Palm platform, the intention to continue to expand the company's international business, the intention to make strategic investments to enhance the content and applications available to all of our handheld devices, the intention to introduce new products and designs, the intention to continue to make significant investments in research and development, the plan to integrate Secure Digital card expansion technology into our products beginning in the first half of calendar year 2001, our expectation that an increasing portion of our revenues will come from Palm platform licensing and Internet services and solutions, our expectation that international revenues will continue to increase as a percentage of total revenues, our belief that we will continue to experience strong growth in unit shipments of our Palm handheld devices, our expectation of future gross margins, our expectation that we will make significant strategic investments throughout fiscal year 2001, our anticipation for future operating margins and interest income, and our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.

    For a detailed discussion of these risks and uncertainties, see the "Company--Specific Trends and Risks" section of this Form 10-K. Palm, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

    HotSync and Palm OS are registered trademarks and Palm, Palm.Net and Palm Powered are trademarks of Palm, Inc.

PART I

ITEM 1. BUSINESS

GENERAL

    On September 13, 1999, 3Com Corporation announced its plan to create an independent publicly traded company, Palm, Inc., comprised of 3Com's handheld computing business. Following the completion of Palm's initial public offering and private placements in March 2000, 3Com owned approximately 94% of Palm's outstanding common stock. 3Com distributed all of the shares of Palm common stock it owned to 3Com stockholders on July 27, 2000. 3Com and Palm have entered into various agreements related to certain ongoing relationships between the two companies. More information about the separation and our ongoing relationships with 3Com is contained in Items 7 and 8 of this report on Form 10-K.

    We are the leading global provider of handheld computing devices. We develop, design and market our Palm-branded handheld devices, which currently include our Palm-TM- III, Palm V and Internet-enabled Palm VII product families, as well as our recently announced m100 entry level product. According to International Data Corporation, in 1999 we had a 66% share of the worldwide personal companion handheld device market, which International Data Corporation defines as small, pocket-sized devices that feature pen-based input and allow users to automatically copy and conform, or synchronize, information between the device and a personal computer. We believe our emphasis on simplicity, elegance and ease of use and our focus on consumer needs have contributed to our success to date. Our devices have also won numerous awards, including Business Week's "Design of the Decade--Gold Award" and PC Computing's Most Valuable Product award for "Best Pocket PC" in 1999. We intend to build on our global leadership in handheld computing devices through continued innovation and focus on addressing customer needs.

    The Palm OS-Registered Trademark- operating system and related software, which we refer to as our Palm platform, have been the cornerstone of our success in the handheld device market. The Palm platform combines the distinctive look, feel and ease of use of our Palm OS operating system with HotSync-Registered Trademark- technology that enables users to synchronize information between a Palm device and a personal computer, and includes pen-based input technology as well as personal information management applications such as a datebook and an address book. Our Palm VII product also includes web-clipping software that allows Internet content providers and users to wirelessly send and receive information via the Internet in a format optimized for handheld devices. In addition to including the Palm platform in our Palm-branded devices, we license the Palm platform to manufacturers of information appliances, which we define as handheld devices that enable users to access and manage information. Companies including Handspring, Nokia, QUALCOMM, Symbol, Sony and TRG have licensed the Palm platform. We intend to continue to selectively pursue licensing opportunities for our Palm platform in the rapidly converging markets of handheld computing devices, information appliances, mobile phones and handheld entertainment devices. According to International Data Corporation, in 1999 devices powered by the Palm OS operating system had over 75% share of the worldwide personal companion device market.

    We have also established a wireless Internet access service, Palm.Net-TM-, which supports the Palm VII handheld and generates revenue from monthly subscription fees. Palm.Net subscribers can obtain wireless access to information such as real-time stock quotes, news headlines, airline flight schedules and on-line shopping. In addition, our Palm.Net service enables mobile users to access an increasing array of enterprise data and applications. We recently announced the Palm Mobile Internet Kit, which will enable Palm handheld users to access Palm.Net and other Internet content using their mobile phones. We have also developed our Palm.com website, which is emerging as an important destination site for our customers, users and developer community. As part of our Internet strategy, we are expanding our Internet wireless and wireline destination sites to provide new web-clipping applications, provide web-based personal information management applications and facilitate e-commerce. In addition, we intend to support other web-enabling technologies, such as Wireless Applications Protocol ("WAP"), in order to meet emerging customer requirements.

    We believe that the continued adoption of handheld devices as well as our strategic focus on Palm platform licensing and Internet services present us with significant growth opportunities. We will continue our efforts to identify and respond to customer needs as handheld computing devices become more sophisticated, reach a broader customer base and become an increasingly important means of Internet access on a global basis.

    As of June 2, 2000 we had sold over 7 million Palm devices worldwide, and more than 77,000 third party developers had registered to create applications based on the Palm platform. Our revenues have increased from approximately
$1 million in fiscal 1995 to approximately $1.06 billion in fiscal 2000. We outsource the manufacturing of all of our devices to Manufacturers' Services Limited and Flextronics.

INDUSTRY OVERVIEW

    As professionals have become increasingly mobile, often spending long periods of time away from traditional work settings, they have sought out tools to access and manage critical personal and professional information. Traditionally, these professionals used paper-based organizers and, later, stand-alone electronic pocket organizers or portable computers to accomplish these tasks. These early tools met with mixed success and often were slow, large, expensive and difficult to use and offered limited functionality.

    The introduction of Palm's first device ushered in a new generation of handheld devices that offered users a combination of simplicity and functionality. Innovations in design, synchronization technology, user interface, programmability, functionality and battery power management transformed these devices into convenient productivity tools. These enhancements significantly accelerated user demand. While we intend to continue to participate in the market for handheld devices, we also plan to enter the markets for smartphones and other information appliances, either through our own devices, or licensing agreements with other manufacturers. We believe that continued innovation, increased wireless data connectivity and the emergence of new usage patterns driven by Internet content and enterprise data will drive further market growth.

    We believe that continued technological innovations that address end-user needs are an important driver of industry growth. Technological advances have led to significant reductions in size and weight, as well as improvements in battery life, reliability and storage capacity, of handheld devices. In the future, we believe that handheld devices will continue to evolve to include integrated voice, video and multimedia capabilities. Third party developers, who create software applications and complementary hardware peripherals and accessories, supplement manufacturers' innovations and allow users to customize and enhance their devices. These feature enhancements and performance improvements, driven by both manufacturers and third party developers, continue to attract new users and encourage device upgrades. The emergence of technologies enabling wireless access to the Internet and enterprise data is again transforming the handheld device industry. The Internet has become an important way for consumers and professionals to access personal and business information, download new applications and access new services. We believe that wireless access to Internet content and enterprise data will make handheld computing devices increasingly valuable to users. This value proposition is driving a variety of handheld information appliance makers to add Internet connectivity features to products such as mobile phones.

    As handheld devices are adopted in greater numbers and handheld device applications become increasingly integrated into other handheld information appliances, an opportunity exists for operating system developers to extend their platforms for use on other handheld devices. We believe that the extension of an operating system to a diverse set of handheld information appliances, including mobile phones, increases the utility of all devices that use the operating system and expands the scope and potential market for both operating system developers and device manufacturers.

BUSINESS SUMMARY

    In 1996, we introduced our first handheld device product, based on our innovative Palm platform, and quickly established global leadership in the handheld device industry. Our revenues have grown from approximately $1 million in fiscal 1995 to $1.06 billion in fiscal 2000. Our international business accounted for 35% of revenues in fiscal 2000. We believe that our users associate the Palm brand with high-quality products that offer a combination of portability, connectivity, simplicity and style. By capitalizing on the popularity of our handheld devices in domestic and international markets and on our Palm platform, we believe we can become a leader in the emerging market for Internet services and applications.

    HANDHELD DEVICES. We currently have three families of handheld devices, the Palm III, Palm V and Palm VII product families, each of which is based on the Palm platform. In addition, we recently introduced our new m100 product, an entry level device which is targeted to appeal to a broad cross section of consumers. We develop our handheld devices by focusing on customer needs. While all Palm devices are designed to offer a combination of utility, simplicity, wearability and mobility, we have further differentiated individual products to appeal to specific market segments. For example, to appeal to users who place the most value on wearability, we introduced the Palm V product, which combines the traditional functionality of our products with a sleek, compact and lightweight form factor. Similarly, to appeal to mobile professionals and enterprise customers that want to provide their employees with convenient remote access to enterprise data, we introduced the Palm VII product, which combines connectivity and mobility. Customers buying our devices receive a Palm handheld device, a cradle to connect the device to a personal computer and personal information management and synchronization software which runs on a personal computer and serves as a conduit between the device and other personal computer applications. We also market and resell peripherals and accessories such as portable keyboards, modems, leather cases, flip covers and other fashion accessories for our products.

    PALM PLATFORM. The Palm platform combines the distinctive look, feel and ease of use of our Palm OS operating system with our HotSync synchronization technology, pen-based input technology, personal information management applications such as address book and datebook, and, in our Palm VII product, web-clipping software that allows content providers and users to send and receive Internet data in a handheld device format. We also make development tools available for our developer community, and we share select parts of the Palm OS operating system source code in order to enable developers to optimize the interface of their applications with the Palm platform. As a result, the Palm OS operating system has emerged as a highly flexible, efficient operating system. As of June 2, 2000, more than 77,000 developers had registered to create applications for the Palm platform. We believe that our strong developer support is due in part to the relative simplicity of developing applications for the Palm platform, which we believe represents a significant competitive advantage compared to alternative operating systems.

    In addition to including the Palm platform in our Palm-branded devices, we have expanded our strategy of licensing the platform to device and information appliance manufacturers. In October 1999, we announced a non-exclusive agreement with Nokia, the world's leading provider of mobile phones, to integrate the Palm platform into a future product offering from Nokia. This follows the release of the pdQ smartphone, the first mobile phone powered by the Palm OS operating system, by QUALCOMM in late 1998. In November 1999, we entered into an agreement with Sony to license and develop the Palm platform for use in future Sony products. In June 2000, Sony announced that the first Palm Powered-TM- device developed by Sony is scheduled to be released before the end of calendar year 2000. We believe that the potential of these and other new markets represents a significant growth opportunity for our developer community and us.

    INTERNET SERVICES AND APPLICATIONS. The Internet and wireless technologies enable us to maintain an ongoing connected relationship with our users by providing mobile personal information management services. We offer users of our Palm VII device the ability to navigate the Internet through our web-clipping software, which allows users to download specific information from the Internet in a format that is optimized for handheld devices. To support the wireless connectivity of our Palm VII device, we offer the Palm.Net Internet access service for a monthly subscription fee. We recently announced the Palm Mobile Internet Kit, which will enable users of Palm III, Palm V and m100 devices to access Palm.Net and other Internet content using their mobile phones. In addition, we have developed websites that allow content providers and third party developers to post web-clipping applications for users to download. Our websites also serve as resources for our customers, users and developer community. These Internet services and applications increase the functionality of our products, provide us with expanded opportunities for product sales, advertising and transaction revenue and keep us at the forefront of technology and innovation in our rapidly changing markets.

    We intend to leverage our expertise in personal information management to build an Internet access portal around our existing websites. In addition to providing access to the increasing number of web-clipping applications, the plans for our Internet access portal include additional services such as Internet calendaring, customizable information services and enterprise email capabilities. In line with this strategy, in May 2000 we announced the acquisition of AnyDay.com, a leading provider of Internet based calendar solutions, and Actual Software, a provider of email software for the Palm OS operating system.

THE PALM ECONOMY

    Our broad user base has attracted a large community of third party developers that create software applications and peripherals that increase the performance and functionality of Palm devices. As of June 2, 2000 more than 77,000 developers had registered to use Palm developer tools to create software applications for the Palm platform. We provide developer tools to assist our developer community in developing applications for the Palm platform. While no license revenue is derived directly from these developers, we believe the existence of software applications developed by third party developers helps to increase the market for our handheld device products and services. In addition, there are several hundred peripherals and accessories developed by us and third parties ranging from wireless modems to portable keyboards to leather cases. This expanding Palm economy has, in turn, encouraged licensees to integrate the Palm platform with new handheld information appliances providing new opportunities to grow the Palm economy. The Internet is further expanding the Palm economy by attracting new users and by encouraging developers to create Internet-specific applications. We believe that the Palm economy creates opportunities for all participants by continually extending the functionality and market appeal of both existing and next-generation Palm-branded products and products based on the Palm platform.

STRATEGY

    Our strategy is to develop a leadership position in the broader mobile devices and services market by providing wireless Internet solutions to all of our handheld devices, and to establish our Palm platform as the leading operating system for the next generation of handheld computing devices, mobile information appliances, mobile phones and handheld devices for entertainment such as games and music. The key elements of our strategy are as follows:

    CONTINUE TO DEVELOP PRODUCTS AND SERVICES THAT LEVERAGE WIRELESS CONNECTIVITY AND THE INTERNET. The introduction of the Palm VII product represents the first step in our rollout of wireless Internet-enabled devices. Our Internet services strategy has four complementary components. First, through strategic relationships we plan to expand the geographic coverage of our Palm.Net wireless access service on a global basis. Second, we are developing hardware and software solutions to enable Palm products in addition to the Palm VII to access Palm.Net. In support of this strategy, we recently announced that the Palm Mobile Internet Kit, which will enable Palm III, Palm V and m100 handheld users to access the Palm.Net service, will be made available before the end of calendar year 2000. Third, we are enhancing the functionality of our Palm.Net service to increase its utility for enterprise and consumer applications. Finally, we believe that the proliferation of wireless devices that link to the Internet will enable us to increase the popularity of our Internet services. In this regard, we believe that Palm is particularly well positioned to build an Internet access portal that builds upon our expertise in personal information management, by providing compelling, personalized wireless and wireline content and applications. In addition to providing access to the increasing number of web-clipping applications, the plans for our Internet access portal include additional services such as Internet calendaring, customizable information services and enterprise email capabilities. In line with this strategy, in May 2000 we announced the acquisition of AnyDay.com, a leading provider of Internet based calendar solutions, and Actual Software, a provider of email software for the Palm OS operating system.

    LICENSE THE PALM PLATFORM TO ESTABLISH A WIDELY ADOPTED OPEN OPERATING SYSTEM FOR INFORMATION APPLIANCES. We intend to further expand the use of the Palm platform in a wide variety of handheld devices and information appliances. This strategy involves selectively licensing the Palm platform to other handheld device manufacturers such as Sony and Symbol and to manufacturers of other information appliances that are looking to incorporate an operating system that is widely adopted by consumers and has broad third party developer support. We also plan to continue to pursue licensing agreements with wireless companies such as Nokia and QUALCOMM.

    EXTEND MARKET LEADERSHIP THROUGH CONTINUED DEDICATION TO THE PALM DESIGN PHILOSOPHY. Our design philosophy carefully balances elegant form with simple and useful functions. We intend to continue to increase the size of the handheld device market by extending this philosophy to products targeted at new market segments. We have recently accelerated our market segmentation activities by identifying specific user needs across consumer, mobile professional, enterprise and education markets and by introducing new versions of our handheld devices, services and marketing programs that combine features tailored to address these specific needs. Recent examples include the introduction of the m100 product at an entry level price point to appeal to a broad cross section of consumers and the launch of our "Simply Smarter" back to school promotion. Underlying our design philosophy is a fundamental commitment to innovation. We have been first to market with a number of innovative technologies that we have incorporated into our products ranging from our first Palm device to our Palm VII wireless product. We believe that continuing product and technology innovation will be important to our overall success.

    ACCELERATE ADOPTION OF PALM PRODUCTS AND SERVICES IN THE ENTERPRISE
MARKET. We believe the enterprise market represents a significant opportunity for Palm. Most Palm devices are used in professional environments but have historically been purchased by users on an individual basis rather than by corporations or institutions for enterprise-wide deployment. With the introduction of wireless-enabled devices, enterprise customer support programs and our enterprise sales force, we are focusing on increasing the adoption of Palm devices by enterprise customers. As of the end of fiscal year 2000, Palm devices are on the approved standards list of over 300 companies, including 89 Fortune 500 companies. To accelerate the adoption of our devices by enterprises, we have established relationships with companies such as Aether, Oracle, PeopleSoft, Remedy, SAP, Siebel, Sybase and Tivoli to develop applications that provide access to enterprise databases using devices based on the Palm platform. Additionally, we are developing synchronization features and network security capabilities tailored to enterprise networks and computer servers and working with third party developers to design enterprise-specific software applications. We have recently begun shipping the Palm HotSync Server, a Windows NT server based solution which allows enterprise users to synchronize their Palm handhelds with their corporate database and email systems. We also recently began shipping an Ethernet cradle which, when combined with our HotSync Server, will enable enterprise users to synchronize their Palm handhelds with their corporate database and e-mail systems anywhere a cradle is located.

    EXPAND INTERNATIONAL BUSINESS. We intend to continue to expand our international business. For fiscal 2000, revenues outside the United States accounted for 35% of our total revenues compared to 29% for fiscal 1999. With the help of the Palm developer community, we have introduced localized versions of Palm devices in five languages. We plan to continue our focus on international markets by expanding our international product offerings, introducing additional local-language versions of the Palm platform and broadening our distribution channels overseas. During the fourth quarter of fiscal 2000, we began selling Palm branded products in Japan through our subsidiary, Palm Computing K.K.

    SUPPORT THE PALM ECONOMY. As the community of users, licensees and hardware and software developers for Palm products has grown, we have expanded our efforts to support the Palm economy. Support of the developer community takes a variety of forms, ranging from offering software tools and technical support services for third party developers to hosting PalmSource conferences that allow us to give direction regarding product and strategy trends. In addition, we expect to make strategic investments in new companies or make acquisitions that we believe will support or expand the Palm economy. We may also selectively develop applications designed to increase the functionality of Palm-based devices and support expansion of the Palm economy. We expect to continue these efforts to support the Palm economy to stimulate overall demand for products based on the Palm platform.

PRODUCTS AND SERVICES

    HANDHELD DEVICES. Each of our handheld devices is designed with the Palm philosophy of providing the user with a simple, elegant and useful productivity tool. People use our handheld devices for many different purposes, including managing both personal information and enterprise data, and accessing e-mail and content from the Internet. Users can also customize their devices by adding a wide range of applications, peripherals and accessories. We have developed each of our three current product families to address specific customer needs.

    The Palm III product family combines the small form factor, seamless desktop synchronization, ease of use and fast data access that have been the hallmark of our handheld devices. The Palm IIIxe product is designed for users such as professionals or enterprise customers who work with many applications or large data needs and who desire to add hardware capabilities and software applications. The Palm IIIc device is our first product with a color display, and it is designed for users who place a high value on readability and the ability to use color to categorize information, create images or play graphics-intensive games.

    The m100 is our newest affordable, entry-level product, designed to appeal to a broad cross section of consumers.

    The Palm V product family emphasizes wearability, combining all of the functions of the Palm III product family with a sleek and stylish form-factor featuring an anodized aluminum case. It also features advanced display technology and a rechargeable battery. The Palm Vx device, introduced in the fall of 1999, has additional pre-bundled software and more memory than the Palm V device.

    The Palm VII device builds on features of our other product families by adding wireless access to Internet content, enterprise data, e-mail, messaging and e-commerce services such as online shopping, auctions and stock trading. The Palm VII device incorporates our web-clipping technology, which presents Internet content and enterprise data in a format optimized for handheld devices. We believe the wireless connectivity of the Palm VII device makes it particularly well suited for the enterprise market as it allows mobile employees to access enterprise data remotely. Users of the Palm VII device are able to access Internet content by subscribing to our Palm.Net access service.

    As part of our enterprise market strategy, we have entered into an agreement with Oracle to bundle OracleLite with our developer kit. This bundled product allows mobile customers in the enterprise market to use a Palm device to gain access to enterprise databases while working remotely. Similarly, we support efforts by companies such as Aether, PeopleSoft, Remedy, SAP, Siebel, Sybase and Tivoli to enable enterprise users to access their database information with Palm devices. Recently, we began shipping the Palm HotSync Server, a Windows NT server based solution which allows enterprise users to synchronize their Palm handhelds with their corporate database and e-mail systems. We also recently began shipping the Palm Ethernet Cradle for enterprise customers. This product allows Palm device users to connect directly to an enterprise's local area network from various locations throughout the enterprise.

    We also market and resell peripherals and accessories such as portable keyboards, modems, leather cases, flip covers and other fashion accessories for our products.

    PALM PLATFORM. Our Palm platform, which integrates a number of components around the Palm OS operating system, is the foundation for Palm devices as well as for devices manufactured by our licensees. Our objective is to establish the Palm platform as the industry standard of excellence for handheld computing devices and other information appliances.

    The Palm platform consists of several components:

    - the Palm OS operating system;

    - the Palm user interface, which enables users to interact with the Palm device, and application programming interfaces, which allow developers to write applications that run on devices based on the Palm platform;

    - standard personal information management applications, including datebook, address book, to-do list, memo pad, calculator and expense management functions;

    - development tools, including developer kits that enable third party developers to develop applications and licensee kits with hardware reference designs that enable licensees to design devices around the Palm OS operating system;

    - HotSync data synchronization technology, which enables a handheld device to synchronize information with personal computers, enterprise databases or email;

    - Graffiti script recognition technology, which enables users to input script data directly through our pen-based user interface; and

    - Web-clipping software, which allows content providers to present and users to receive Internet or enterprise data in a format optimized for handheld computing devices.

    The Palm platform has been optimized for handheld devices where instant access to information, low power consumption and wireless capabilities are important. These attributes have important benefits for Palm, our developers and our licensees.

    The Palm platform offers a variety of benefits to developers of handheld devices. The Palm platform software code is designed to allow applications to run quickly and reliably. It minimizes power, processing and memory requirements without sacrificing performance, which in turn reduces component costs for manufacturers. These attributes helped us to design the Palm V with its slim form factor and will allow our licensees to design products that allocate more processing resources to new applications rather than to running a complex operating system. In addition, the architecture of the Palm platform enables the addition of peripheral devices and software libraries, which broadens the functionality of the device. We believe that the relative simplicity of developing applications for the Palm platform represents a significant competitive advantage compared to alternative operating systems.

    The Palm platform provides application developers with significant design flexibility. The combination of simpler application programming interfaces and modular code architecture enables developers to quickly and easily learn to program for the Palm platform. In addition, we share select parts of our source code to enable developers to optimize the interface of their applications with the Palm Platform while retaining proprietary control over key aspects of source code. This helps us maintain a competitive advantage and preserves future licensing opportunities for us.

    The modular architecture of our Palm platform also provides benefits for our licensees. We design separations between our software layers and the underlying basic code, or kernel, and the hardware reference design specific to our Palm devices. This separation breaks the Palm platform into easily configurable components, promoting innovation and broadening its appeal to manufacturers of different information appliances. This separation allows components of the Palm platform to be modified and replaced to allow the Palm OS operating system to run on a variety of handheld hardware devices.

    Significant market acceptance of Palm platform-based devices has attracted a number of licensees. In October 1998, Symbol Technologies introduced the first device based on the Palm platform incorporating bar code scanning capabilities. Symbol has since introduced other products incorporating wireless local area network access and rugged packaging. These products are targeted as vertical solutions for retail, transportation, parcel and postal delivery, manufacturing and healthcare. Other licensees of the Palm platform include QUALCOMM, a maker of digital mobile phones, which has introduced its pdQ digital smart phone combining the functionality of the Palm handheld device with a mobile phone, and Handspring, a maker of handheld devices branded as Visor which are targeted at consumers. In June 2000, Sony announced that the first Palm Powered device developed by Sony is scheduled to be released before the end of calendar year 2000.

    INTERNET SERVICES AND APPLICATIONS. We have developed two groups of products and services to address the opportunities created by the emergence of the Internet: Palm.Net and Palm.com. We intend to build on our expertise in personal information management to build an Internet access portal around these existing websites. In addition to providing access to the increasing number of web-clipping applications, the plans for our Internet access portal include additional services such as Internet calendaring, customizable information services and enterprise email capabilities. In line with this strategy, in May 2000 we announced the acquisition of AnyDay.com, a leading provider of Internet based calendar solutions, and Actual Software, a provider of email software for the Palm OS operating system.

    In 1999, we introduced Palm.Net, a subscription-based wireless access service that enables Palm VII handheld users to access web-clipped content on the Internet. We currently offer pre-paid access packages for $9.99 or $24.99 per month and charge additional amounts for network usage in excess of the pre-paid package. In addition, we offer an unlimited usage plan for $44.99 per month. The Palm VII handheld currently comes with nine pre-installed web-clipping applications. In addition, users receive a CD-ROM that contains additional web-clipping applications that can be installed on the device. The Palm.net website also offers links to more than 400 web-clipping applications that users can download to their devices as well as customer support, technical support, coverage maps and account information. For example, Palm VII handheld users can wirelessly access Fidelity.com or E*Trade to get real-time stock quotes, UPS.com to monitor package delivery, ESPN.com to check sports scores, WSJ.com to get news or business headlines and Travelocity to check airline flight times and delays. We believe that we provide a compelling wireless Internet user experience by providing personalized content in a format that is optimized for handheld devices.

    Palm.net also serves as a resource for both content publishers and third party developers, who develop downloadable web clipping applications that are posted to the Palm.net website. As wireless and Internet technologies advance, we intend to expand the geographical coverage of the Palm.Net network, which currently covers over 260 metropolitan areas in the United States, into international markets and to expand the content and application offerings available through the Palm.Net service.

    Palm.com was established as a means to increase our contact with our end users, customers and third party developers. Visitors to Palm.com can purchase Palm devices, accessories and peripherals as well as download Palm software upgrades and link to third party software. They can also find product and customer supports information and explores links to other Palm-related website. Palm.com also offers important support resources for developers, enabling them to register with Palm, obtain access to software development tools and obtain technical support.

    We intend to make strategic investments to enhance the content and applications available to all of our handheld devices. In line with this strategy, in May 2000 we announced the acquisition of AnyDay.com, a leading provider of Internet based calendar solutions, and Actual Software, a provider of email software for the Palm OS operating system.

DEVELOPER COMMUNITY

    The combination of our large user base and the open architecture of the Palm platform has attracted a large and growing community of third-party developers who create software applications, peripherals and accessories for Palm devices and Palm platform-based products. The diverse offerings from this third party developer community in turn broaden the user appeal of our devices and other products based on the Palm platform. As of June 2, 2000, more than 77,000 developers had registered to create applications for the Palm platform. In addition, more than 5,000 applications are currently available in a broad range of categories, including contact and schedule management, e-mail and Internet communications, sales force and field automation, personal productivity, groupware, financial management and games. Developer of several major applications, such as IBM's Lotus Organizer, Symantec's ACT! and QUALCOMM's Eudora Internet e-mail software, have enabled these applications to be synchronized with our devices. We have hosted three developer conferences with attendance growing from approximately 380 in 1997 to 2,000 in 1999 and have begun hosting these conferences internationally in Tokyo, London and Munich.

SALES AND MARKETING

    We sell to our end users primarily through distributors, retailers and resellers. We also use our dedicated enterprise sales force to market Palm products directly to enterprises, which then purchase devices through one of our other sales channels. We also sell directly to customers through our Palm.com website.

    In the United States, distributors represent our largest sales channel. These distributors generally sell to retailers on a national basis and include large distributors targeting Internet retailers such as Amazon.com. The retail channel is our second largest United States distribution channel and encompasses office supply and consumer electronics retailers, and catalog and mail order companies. Retailers primarily sell Palm devices to individuals, small businesses, small offices and home offices. In Europe and the Pacific Rim, we currently sell our product primarily through distributors. We have over 100 international distributors, located throughout Europe, Asia, the Middle East and South Africa. These distributors sell primarily to resellers.

    We also sell our device products through third parties such as IBM and Franklin Covey that sell customized versions of our products under their own brand through their channels of distribution. We believe by developing specialized and customized products that are re-branded and re-sold by these third parties, we can quickly and cost effectively enter new geographic and specialized vertical markets, or expand our penetration into existing markets such as the enterprise. We have selected established companies that have significant market presence or access to new markets that can be more efficiently developed and managed by these third parties than by us. For example, IBM sells Palm-based products in the enterprise market branded as the IBM WorkPad PC Companion in the United States, Europe, Japan, Latin America and Asia.

    We build awareness of our products and the Palm brand through mass-media advertising, targeted advertising, public relations efforts, in-store promotions and merchandising and through our Palm-branded Internet properties. We also receive extensive feedback from our end users, the third party developer community and our channel customers through market research. We use this feedback to continually refine our product development as well as the position and assortment of our products in our sales channels.

CUSTOMER SERVICE AND SUPPORT

    We believe that customer service and technical support are essential parts of the sales process in our industry. In order to provide high levels of customer service, senior management and assigned account managers work closely with our distributor, retailer, reseller and enterprise customers. We believe these relationships enable us to improve customer satisfaction and develop products to meet specific customer needs. For our enterprise customers we provide a variety of support offerings including a training program for the enterprise help-desk, website, e-mail and telephone troubleshooting, as well as a program to provide refurbished units to enterprises needing replacement devices. Individual consumers also have access to website, e-mail and telephone support. We outsource our customer service, technical support and product repairs to regionally based third parties.

PRODUCT DEVELOPMENT AND TECHNOLOGY

    Our product development efforts are focused on both improving the functionality of our existing products and developing new products. We believe the design of our products has played an important role in our success. We intend to continue to identify and respond to the needs of our customers by introducing new product designs with an emphasis on innovations in the utility, simplicity, wearability, mobility, style and ease of use of our products and services.

    To identify and develop technologies for the next generations of Palm devices, we use parallel development teams to avoid schedule dependency from one product to the next. At the same time, these parallel development teams share results to avoid duplication of effort. As a result, we have a rapid product development cycle that targets releasing new versions of products approximately every six months to coincide with the summer and winter selling seasons and introducing new generation products approximately every 12-18 months, depending on the complexity of the next generation product release. In addition, our Palm platform software engineering group works both on refining the Palm platform for our Palm-branded devices and on coordinating development efforts with our licensees.

    We have multiple design centers, including those located in Santa Clara, California, Bellevue, Washington, Rolling Meadows, Illinois, and Montpellier, France. Through the acquisitions of Actual Software and AnyDay.com, both of which are located in the Boston, Massachusetts area, we have added additional design expertise in the areas of e-mail notification, instant messaging, personal information management and web portal development.

    We believe that our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. In the past we have made, and intend to continue to make, significant investments in research and development. Our research and development expenditures totaled approximately $75.8 million in fiscal 2000, $46.0 million in fiscal 1999 and $21.9 million in fiscal 1998. As of June 2, 2000, we had 364 people engaged in research and development activities.

MANUFACTURING AND SUPPLY CHAIN

    We currently outsource all of our manufacturing operations to Manufacturers' Services Limited and Flextronics. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to our distribution centers. These distribution centers are outsourced functions operated by Manufacturers' Services Limited in Salt Lake City, Utah and IEC in Dublin, Ireland. Manufacturers' Services Limited currently assembles Palm devices for us at its Utah facility which it purchased from 3Com in November 1999. Flextronics currently assembles Palm devices at its facilities in Mexico, California and Malaysia. Our outsourced manufacturing strategy allows us to:

    - minimize our capital expenditures;

    - conserve the working capital that would be required to fund inventory;

    - adjust manufacturing volumes quickly to meet changes in demand; and

    - operate without dedicating any space to manufacturing operations.

    We believe that additional assembly line efficiencies are realized due to our product architecture and our commitment to process design. The components that make up our devices are supplied by a number of vendors such as AMD, Atmel, Fujitsu and Toshiba, who each supply flash memory chips, and Motorola, the supplier of our microprocessor. Although we generally use standard components for our products and try to maintain alternative sources of supply, some key components, such as the Motorola microprocessors we use, are purchased from sole or single source suppliers for which alternative sources are not currently available in the quantities and at the prices we require. Key components of our handheld device products that we obtain from sole and single source suppliers include displays, power supply integrated circuits, digital signal processors, Motorola microprocessors, crystals and several radio frequency and discrete components. We obtain displays from Phillips and Sharp, integrated circuits from Anadigics, Analog Devices, Burr Brown, Fairchild, Linear Tech, Linfinity, Lucent, Maxim, Micro Linear, Motorola, Seiko Epson, Sharp, Siemens, Toko and others, digital signal processors from Lucent, discrete components from Murata, Coilcraft, Sumida Electronics and Toko and crystals from KDS and Murata.

COMPETITION

    We compete in the handheld device, operating system and Internet services markets. The markets for these products and services are highly competitive. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we may to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

    Our devices compete with a variety of handheld devices, including pen-and keyboard-based devices, mobile phones and sub-notebook personal computers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited and Sharp as well as licensees of our Palm platform such as Handspring, Sony, Symbol and TRG. We believe the principal competitive factors impacting the market for our handheld devices are functionality, features, operating system performance, styling, availability, brand, price and customer and developer support. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors due to our operating history, greater number of customers, greater number of third party software applications and greater brand recognition. Features that we believe will become increasingly important include wireless connectivity, email and instant messaging capabilities, expandability and voice integration. For example, in the area of expandability, Handspring's Visor products include a Springboard expansion slot. Sony has announced that they will introduce products which feature Sony's memory stick expansion technology. We have announced that we plan to integrate Secure Digital card expansion technology into our products beginning in the first half of calendar year 2001.

    Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE operating system for handheld personal computers and Symbian's EPOC operating system for wireless communication devices. We believe that the principal competitive factors affecting the market for operating systems are the overall number of end users, technological features and capabilities of the operating system, number and quality of third party applications available for use on the operating system, architecture of the operating system and relative ease of developing compatible applications. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors due to our operating history, greater number of customers, greater number of third party software developers and applications and greater brand recognition. In our licensing activities, our Palm platform also competes with the proprietary operating systems of our potential licensees. The recent emergence of alternative operating systems such as Linux for handheld devices may result in increased future competition in the operating system market.

    The Palm VII handheld and our wireless Internet access service compete with a variety of alternative technologies and services. Mobile phone manufacturers and service providers including Nokia, Motorola and Sprint offer mobile phones which provide Internet connectivity. Research in Motion Limited also offers a handheld device which provides mobile email, instant messaging and Internet connectivity. We expect that the trend toward integrating Internet connectivity into a diverse set of devices will continue to accelerate as industry standards emerge. Our subscription-model access business also competes indirectly with other providers of Internet access, ranging from dedicated

Internet service providers such as America Online and Earthlink to phone companies. In addition, although we currently supply Internet access to Palm VII subscribers through our Palm.Net service, competing Internet access solutions have been developed to enable Internet connectivity to Palm devices. For example, Omnisky sells a wireless modem, that when connected to a Palm V or Palm Vx device, enables access to Omnisky's subscription-based wireless Internet access service. We anticipate that other competitors may decide to develop similar solutions that would compete with our Palm.Net service.

INTELLECTUAL PROPERTY

    Our software, hardware and operations rely on and benefit from an extensive portfolio of intellectual property. We currently have 16 United States patents issued for our technology and we have 135 United States patent applications pending. We also have 3 foreign patents issued and 27 foreign patent applications pending.

    We own a number of trademarks, including Palm, Palm III, Palm V, Palm VII, Palm OS, Palm Computing, the Palm logo, Palm Powered, PalmSource, HotSync, Graffiti, Simply Palm and Palm.Net. We are working to increase and enforce our rights to these trademarks, the protection of which is important to our reputation and branding. We also own copyrights to the Palm platform and our software development applications.

    We license a number of technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products.

    In addition to our Palm platform, we also license development applications to third party developers of compatible products, services and applications to increase the functionality of devices based on the Palm platform. In addition, we have licensed software that enables numerous website hosts, including ABC News, Bank of America, Dow Jones, ESPN, E*Trade, Fidelity.com, Fodor's, MasterCard, Merriam-Webster, MovieFone, Starbucks, TheStreet.com, UPS, USA Today, VISA, The Weather Channel and Yahoo!, to make their websites accessible by devices based on the Palm platform using our web-clipping technology.

    We rely on a combination of patent, trademark, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights.

BACKLOG

    We order finished products from our third party manufacturers based upon our forecast of worldwide customer demand and in advance of receiving orders from our customers. Our customers generally place orders on an as needed basis and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. With very few exceptions, orders may be canceled or rescheduled by the customer without penalty.

EMPLOYEES

    As of June 2, 2000, we had a total of 951 employees, of which 91 were in supply chain and service and support, 364 were in engineering, 342 were in sales and marketing and 154 were in general and administrative activities. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. Competition for personnel is intense, especially in the San Francisco Bay Area where we are headquartered, and we cannot be sure that we will be successful in attracting or retaining personnel in the future. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

    We occupy approximately 200,000 square feet of leased space in Santa Clara, California. The lease of this facility is terminable with six-month notice beginning in July 2001 and expires in February 2003. In addition to our principal office space in Santa Clara, California, we also lease research and development facilities in Bellevue, Washington, Rolling Meadows, Illinois, Montpellier, France, and the Boston, Massachusetts area and sales and support offices internationally in Winnersh, United Kingdom and La Defense, France. We believe that existing facilities are adequate for our needs through calendar year 2000 and are currently in the process of locating additional space and negotiating the lease terms to meet our expected requirements thereafter. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

    On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: XEROX CORPORATION v. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. patent 5,596,656 entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the District Court on June 6, 2000, the District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. On July 5, 2000, Xerox filed a Notice of Appeal of the dismissal with the U.S. Court of Appeals for the Federal Circuit.

    On July 22, 1999, we filed a copyright infringement action against Olivetti and CompanionLink in the United States District Court for the Northern District of California and obtained a preliminary injunction against further distribution, sale, import or export of Olivetti Office USA's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink Software, Inc.), which contained source code copied from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design Ltd., the company responsible for developing the operating system software contained in the daVinci products. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. On October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order cited above. Olivetti has advised that it intends to assert counterclaims against Palm and 3Com for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. To date, the counterclaim has not been filed or allowed.

    On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WAVEWARE COMMUNICATIONS, INC. v. 3COM CORPORATION, PALM
COMPUTING, INC., AND MARK BERCOW, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with our and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. The complaint seeks unspecified monetary damages and injunctive relief. Discovery is ongoing and the case is set for trial in January 2001.

    On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against

3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint seeks unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. No trial date has been set. The case is still in the early stages of discovery.

    On February 28, 2000, E-Pass Technologies, Inc. filed suit against
"3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-PASS TECHNOLOGIES, INC. V. 3COM CORPORATION, A/K/A 3COM, INC. AND PALM, INC. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. No trial date has been set. No discovery has been exchanged.

    On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned ROTIS TECHNOLOGIES CORPORATION V. TRACK DATA CORPORATION, PALM, INC. AND SPRINT FON GROUP (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. No discovery has been exchanged.

    In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, WaveWare, Telxon and Penright!, E-Pass and Rotis litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS

    Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of June 2, 2000.

        NAME              AGE                        POSITION
        ----            --------                     --------
Carl J. Yankowski          51      Chief Executive Officer
Alan J. Kessler            42      Chief Operating Officer, Platform and
                                   Products
Barry Cottle               39      Chief Operating Officer, Content and Access
Judy Bruner                41      Senior Vice President and Chief Financial
                                   Officer
Stephen Yu                 34      Vice President, General Counsel and Secretary
Stewart Gill               49      Vice President, Human Resources

    Carl J. Yankowski has served as our Chief Executive Officer and one of our directors since December 1999. From September 1998 to December 1999,
Mr. Yankowski was Executive Vice President of Reebok International Ltd. and President and Chief Executive Officer of the Reebok Division. From
November 1993 to January 1998, Mr. Yankowski was President and Chief Operating Officer of Sony Electronics Inc., a subsidiary of the Sony Corporation.
Mr. Yankowski holds a Bachelor of Science degree in electrical engineering from the Massachusetts Institute of Technology as well as a Bachelor of Science degree in management, which he earned concurrently from MIT's Sloan School of

Management. Mr. Yankowski also serves as a director of Vitts Networks, Safeguard Scientifics and Avidyne, Inc., and he is a member of the board of advisors of Boston College Business School.

    Alan J. Kessler has served as Chief Operating Officer, Platform and Products since June 1999. From April 1998 to June 1999, Mr. Kessler was Senior Vice President of Global Customer Service for 3Com. From July 1997 to April 1998,
Mr. Kessler was Senior Vice President of Worldwide Enterprise Sales and Service for 3Com. From October 1985 to July 1997, Mr. Kessler held a variety of sales and marketing management positions at 3Com, including Vice President of 3Com's North America System Sales, Vice President and General Manager of 3Com's Internetworking Product Group and a Director of Marketing with responsibility for key network communication product lines. Mr. Kessler holds a Master of Business Administration degree from the University of California, Berkeley and a Bachelor of Science degree in business, with honors, from San Jose State University.

    Barry Cottle has served as Chief Operating Officer, Content and Access since February 2000. Prior to joining Palm, Mr. Cottle served in a variety of management positions at The Walt Disney Company since 1991, most recently as Senior Vice President of Marketing of Disney TeleVentures. He also served as Vice President at Disney, managing regional business development, marketing and sales teams. Mr. Cottle also held marketing and consulting positions with Apple Computer and Andersen Consulting. Mr. Cottle earned an Masters of Business Administration degree from the Kellogg Graduate School of Management.

    Judy Bruner has served as Senior Vice President and Chief Financial Officer since September 1999. From April 1998 to September 1999, Ms. Bruner was Vice President and Corporate Controller at 3Com. From October 1996 to April 1998,
Ms. Bruner was the Vice President, Finance for 3Com's Enterprise Systems Business Unit. From June 1995 to October 1996, she served as 3Com's Vice President and Corporate Treasurer. From April 1988 to June 1995 Ms. Bruner served in a variety of 3Com financial management positions including Corporate Treasurer. Prior to joining 3Com, Ms. Bruner most recently served as the Vice President and Chief Financial Officer for Ridge Computers Inc., a privately held company that designed and manufactured computer systems. She was with Ridge Computers Inc. from December 1984 until April 1988. From July 1980 to
December 1984, Ms. Bruner held a variety of accounting and finance positions at Hewlett-Packard Company. Ms. Bruner holds a Bachelor of Arts degree in economics from the University of California, Los Angeles and a Master of Business Administration degree from Santa Clara University.

    Stephen Yu has served as Vice President, General Counsel and Secretary since September 1999. From November 1994 to September 1999, Mr. Yu held various positions within the 3Com legal department, most recently serving as 3Com's Legal Director, Business Development and West Coast Product Operations. From September 1990 to November 1994, Mr. Yu was an associate attorney with Gray Cary Ware & Freidenrich, a law firm located in Palo Alto, California. Mr. Yu received a Juris Doctor degree cum laude from Georgetown University Law Center and a Bachelor of Science degree in electrical engineering from Purdue University.

    Stewart Gill has served as Vice President, Human Resources since
January 2000. Prior to joining Palm, from April 1995 to January 2000, Mr. Gill was Vice President, Corporate Human Resources for Quantum Corporation. From March 1993 to April 1995, he served as the Director of Compensation, Benefits, and HR Systems for Quantum Corporation. During 1992, he was Director, Corporate Human Resources at Compaq Computer. From December 1987 to December 1992, he was Director, Compensation Benefits, and HR Systems at Compaq Computer. From
June 1973 to December 1987, Mr. Gill held a variety of positions in Human Resources with hardware and software technology companies, beginning with Motorola. Mr. Gill holds a Bachelor of Science degree in education with a concentration in psychology from Kent State University, where he graduated with honors.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

FISCAL 2000                                                     HIGH       LOW
-----------                                                   --------   --------
Fourth quarter..............................................   $95.06     $20.81

    Our common stock has traded on the Nasdaq stock market under the symbol PALM since our initial public offering on March 2, 2000. The preceding table sets forth the high and low closing sales prices as reported on the Nasdaq stock market during the last quarter. As of July 31, 2000, we had approximately 6,535 stockholders of record. Other than the $150 million cash dividend paid to 3Com out of the proceeds from our initial public offering, Palm has not paid and does not anticipate paying cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data for each of the three years ended June 2, 2000 has been derived from the audited consolidated financial statements contained in Item 8 of Part II of this Form 10-K. The selected consolidated statement of operations data for the year ended May 25, 1997 has been derived from the audited financial statements contained in our registration statement on Form S-1 filed on December 13, 1999, as amended. The selected consolidated balance sheet data as of May 25, 1997 and May 26, 1996 and the selected consolidated statement of operations data for the period ended
May 26, 1996 have been derived from our unaudited consolidated financial data. Fiscal year 1996 includes only eleven months of operating results, as our year-end was June 30 prior to our acquisition by U.S. Robotics.

    The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                                                                 YEARS ENDED
                                            ------------------------------------------------------
                                             JUNE 2,     MAY 28,    MAY 31,    MAY 25,    MAY 26,
                                               2000        1999       1998       1997       1996
                                            ----------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations
  Data:
Revenues..................................  $1,057,597   $563,525   $272,137   $114,157   $ 7,054
Gross profit..............................     444,514    247,909    114,388     36,472     2,575
Operating income (loss)...................      61,449     48,339      6,461    (13,513)   (6,777)
Net income (loss).........................      45,910     29,628      4,171     (7,862)   (3,062)
Net income (loss) per share:
  Basic...................................  $     0.09   $   0.06   $   0.01   $  (0.01)  $ (0.01)
  Diluted.................................        0.09       0.06       0.01      (0.01)    (0.01)
Shares used in computing per share
  amounts:
  Basic...................................     539,739    532,000    532,000    532,000   532,000
  Diluted.................................     539,851    532,000    532,000    532,000   532,000
Consolidated Balance Sheet Data:
Cash and cash equivalents.................  $1,062,128   $    478   $     --   $     --   $    --
Working capital...........................   1,012,476     12,682     53,354     26,963     3,899
Total assets..............................   1,282,676    152,247    115,359     45,984     9,618
Payable to 3Com Corporation...............      18,374     40,509     15,617      4,412       752
Stockholders' equity......................   1,029,188     34,018     65,675     31,245     6,466

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. Prior to June 1, 1998, our 52-53 week fiscal year ended on the Sunday nearest to May 31. Effective June 1, 1998, we changed our fiscal year to a 52-53 week fiscal year ending on the Friday nearest to May 31. Fiscal year 2000 contained 53 weeks compared to 52 weeks for fiscal years 1999 and 1998. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal periods.

OVERVIEW

    We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Until 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of June 2, 2000, we had sold over 7 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm platform and developed our wireless Internet access service to support Internet-enabled handheld devices. Our revenues have increased from approximately $1 million in fiscal 1995 to approximately
$1.06 billion in fiscal 2000. Through our initial public offering and concurrent private placements to America Online, Motorola, and Nokia, we raised net proceeds of $1.17 billion, out of which a dividend of $150 million to 3Com was paid. On July 27, 2000, 3Com completed the distribution of the remaining shares of Palm it owned to the stockholders of 3Com. Immediately prior to the distribution, 3Com owned approximately 94% of the Palm shares outstanding.

    Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. A small percentage of our revenues has been derived from licensing our Palm platform or from subscriptions to our wireless Internet access service. With our expanded focus on Palm platform licensing and Internet services and solutions, we expect that an increasing portion of our revenues in future periods will come from these sources, although they will still represent a relatively small portion of our total revenues in fiscal 2001. International revenues represented 35% of total revenues in fiscal 2000, compared to 29% in fiscal 1999, and we expect that international revenues will continue to increase as a percentage of total revenues. We believe that we will continue to experience strong growth in unit shipments of our Palm handheld devices, although the year over year growth rates may decline on a percentage basis compared to recent levels.

    While gross margins have historically remained relatively constant, they declined in the fourth quarter of fiscal 2000, and we anticipate that gross margins will remain in a lower range in fiscal 2001. Factors which we believe may impact gross margins include increased competition, introduction of new handheld devices, supply constraints for certain components, and an increased percentage of our revenue being derived from licensing and wireless Internet services and solutions.

    In line with our strategy to expand our business, we expect to continue to make significant strategic investments throughout fiscal year 2001. These investments will focus on development and introduction of new products and Internet solutions, continued expansion into new customer segments and geographic regions, as well as other marketing investments. We also expect to incur some duplication of costs during fiscal 2001 as we continue to build the infrastructure necessary for a stand-alone public company, while also paying 3Com to perform certain of these services under transition service agreements. In addition, we expect to incur costs related to our separation from 3Com throughout fiscal 2001. Due to the impact of these factors, our operating margins declined significantly in the fourth quarter of fiscal 2000 as compared to the previous quarter. We anticipate that our operating margins will continue to be lower than recent historical levels throughout fiscal 2001, and there may be quarters in which we report operating losses as we invest to expand our business, take advantage of market opportunities and execute our strategic plan as an independent stand-alone company. Furthermore, we intend to make strategic acquisitions, which would likely result in amortization costs that would adversely effect our operating results.

BASIS OF PRESENTATION

    Through February 25, 2000, our consolidated financial statements have been carved out from the consolidated financial statements of 3Com, using the historical results of operations and historical bases of the assets and liabilities of the 3Com business that Palm comprised. The consolidated financial statements also include allocations to us of 3Com corporate expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing, engineering and other 3Com corporate services and infrastructure costs. The expense allocations were determined on bases that 3Com and we considered to be reasonable reflections of the utilization of the services provided to us or the benefit received by us. Expenses were allocated based on relative revenues, headcount or square footage.

    Palm's legal separation from 3Com occurred on February 26, 2000, at which time we began to operate independently from 3Com. Beginning in the fourth quarter of fiscal year 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, we have continued to incur amounts payable to 3Com under transitional service agreements, under which 3Com provides services such as information systems, real estate and transaction processing in accounting and human resources.

RESULTS OF OPERATIONS

    The following table sets forth consolidated statements of operations data expressed as a percentage of revenues for the fiscal years indicated:

                                                               YEARS ENDED
                                                      ------------------------------
                                                      JUNE 2,    MAY 28,    MAY 31,
                                                        2000       1999       1998
                                                      --------   --------   --------
Revenues............................................   100.0%     100.0%     100.0%
Cost of revenues....................................    58.0       56.0       58.0
                                                       -----      -----      -----
Gross profit........................................    42.0       44.0       42.0
                                                       -----      -----      -----
Operating expenses:
  Sales and marketing...............................    22.4       22.6       26.0
  Research and development..........................     7.2        8.2        8.0
  General and administrative........................     4.8        4.2        5.6
  Purchased in-process technology...................      --        0.4         --
  Separation costs..................................     1.8         --         --
                                                       -----      -----      -----
    Total operating expenses........................    36.2       35.4       39.6
                                                       -----      -----      -----
Operating income....................................     5.8        8.6        2.4
Interest and other income (expense), net............     1.6         --       (0.1)
                                                       -----      -----      -----
Income before income taxes..........................     7.4        8.6        2.3
Income tax provision................................     3.1        3.3        0.8
                                                       -----      -----      -----
Net income..........................................     4.3%       5.3%       1.5%
                                                       =====      =====      =====
Excluding purchased in-process technology
and separation costs:
  Total operating expenses..........................    34.4%      35.0%      39.6%
                                                       =====      =====      =====
  Operating income..................................     7.6%       9.0%       2.4%
                                                       =====      =====      =====

COMPARISON OF FISCAL YEARS ENDED JUNE 2, 2000 AND MAY 28, 1999

REVENUES

    Fiscal 2000 revenues totaled $1,057.6 million, an increase of $494.1 million, or 88%, compared to fiscal 1999 revenues of $563.5 million. The increase was due primarily to higher unit shipments of our Palm handheld devices while the average selling price of these devices declined slightly. Revenues increased in all geographic areas, with revenues in Asia-Pacific and Europe growing at a faster rate than in the United States. International revenues for fiscal 2000 were 35% of revenues compared with 29% of revenues in fiscal 1999.

GROSS PROFIT

    Gross profit was $444.5 million in fiscal 2000 compared to $247.9 million in fiscal 1999, an increase of $196.6 million or 79%. Gross profit as a percentage of revenues decreased to 42.0% in fiscal 2000 compared to 44.0% in fiscal 1999. The decrease was primarily due to start-up costs associated with establishing our wireless Internet access services and due to a change in product mix towards devices with lower gross margins.

SALES AND MARKETING

    Sales and marketing expenses were $236.8 million in fiscal 2000 compared to $127.7 million in fiscal 1999, an increase of $109.1 million or 85%. Sales and marketing expenses as a percentage of revenues were 22.4% in fiscal 2000 compared to 22.6% in fiscal 1999. The increase in absolute dollars in fiscal 2000 compared to fiscal 1999 was primarily due to increased spending on activities to generate additional demand for our Palm devices, increased headcount and related expenses, our worldwide campaign to heighten recognition of our brand name, and increased international sales and marketing activities, including the launch of our Palm Computing K.K. subsidiary in Japan.

RESEARCH AND DEVELOPMENT

    Research and development expenses were $75.8 million in fiscal 2000 compared to $46.0 million in fiscal 1999, an increase of $29.8 million or 65%. Research and development expenses decreased as a percentage of revenues from 8.2% in fiscal 1999 to 7.2% in fiscal 2000 as certain fixed costs were spread over a higher revenue base. The increase in absolute dollars from fiscal 1999 to fiscal 2000 was primarily due to increased spending on additional headcount and related expenses, and due to development costs in new product areas, including Bluetooth and other wireless communications technology.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $50.9 million in fiscal 2000 compared to $23.7 million in fiscal 1999, an increase of $27.2 million or 115%. General and administrative expenses as a percentage of revenue increased to 4.8% in fiscal 2000 compared to 4.2% in fiscal 1999. The increases both in absolute dollars and as a percentage of revenues compared to fiscal 1999 were due primarily to increased spending for additional headcount and related expenses to support the growth in revenues, expenses related to building the infrastructure for a stand-alone public company and higher allocated costs from 3Com during the first nine months of fiscal 2000, due to Palm's revenue growth as a percentage of 3Com's total revenue.

PURCHASED IN-PROCESS TECHNOLOGY

    Purchased in-process technology in fiscal 1999 was due to our acquisition of Smartcode Technologie SARL in February 1999. Approximately $2.1 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. The primary project related to the purchased in-process technology was completed in the first quarter of fiscal 2000 and we began to derive revenue from the developed technology beginning in the second quarter of fiscal 2000.

SEPARATION COSTS

    Separation costs of $19.6 million in fiscal 2000 consist of costs associated with the process of becoming a stand-alone, public company, including consulting and professional fees. We expect to continue to incur separation costs throughout fiscal 2001, with such costs likely to decline each quarter over the course of the year.

INTEREST AND OTHER INCOME (EXPENSE)

    Interest and other income (expense), on a net basis, was $16.4 million in fiscal 2000, compared to a nominal expense in fiscal 1999. Substantially all of this increase was attributable to interest income earned from the net proceeds from the initial public offering and private placements. While we anticipate that interest income for fiscal 2001 will increase over the amount earned in fiscal 2000, the interest income earned on a quarterly basis is likely to decline from the amount earned in the fourth quarter of fiscal 2000 as we make strategic investments to expand our business, and execute our strategic plan as a stand-alone public company.

INCOME TAX PROVISION

    The effective tax rate for fiscal 2000 was 41.0%, up from 38.4% for fiscal 1999. The increase in the effective tax rate was primarily due to certain non-deductible separation costs and the establishment of our international legal subsidiary structure, which in the initial year is expected to create losses in certain foreign jurisdictions for which no current tax benefit is obtained. Excluding the impact of the amortization of non-deductible goodwill and purchased intangibles that result from acquisitions which have occurred or may occur in the future, we anticipate that our effective tax rate will decline slightly in fiscal 2001, and may decline further in subsequent years.

COMPARISON OF FISCAL YEARS ENDED MAY 28, 1999 AND MAY 31, 1998

REVENUES

    Revenues were $563.5 million in fiscal 1999 compared to $272.1 million in fiscal 1998, an increase of $291.4 million or 107%. The growth in revenues was primarily due to increased unit shipments of Palm handheld devices, while the average selling price of these devices increased moderately. Declining prices of existing products over this period were offset by the introduction of new products with additional features such as increased memory, backlit screens, higher resolution screens, sleeker styling, thinner and lighter form factor and wireless Internet capability. New product introductions during fiscal 1999 included the Palm IIIe, Palm IIIx, Palm V and Palm VII series of handheld devices. International revenues for fiscal 1999 were 29% of revenues compared with 27% of revenues in fiscal 1998.

GROSS PROFIT

    Gross profit was $247.9 million in fiscal 1999 compared to $114.4 million in fiscal 1998, an increase of $133.5 million or 117%. Gross profit as a percentage of revenues increased to 44.0% in fiscal 1999 compared to 42.0% in fiscal 1998. The improvement in gross profit in fiscal 1999 reflects increased sales of higher margin Palm IIIx and Palm V products, as well as reduced manufacturing costs due to better pricing that we were able to obtain from our component suppliers and contract manufacturers.

SALES AND MARKETING

    Sales and marketing expenses were $127.7 million in fiscal 1999 compared to $70.8 million in fiscal 1998, an increase of $56.9 million or 80%. Sales and marketing expenses as a percentage of revenues decreased to 22.6% in fiscal 1999 compared to 26.0% in fiscal 1998, as fixed costs were spread over a higher revenue base. The absolute dollar increase in fiscal 1999 resulted primarily from an increase in advertising of $29.6 million, which included expenditures on our "Simply Palm" national advertising campaign, and increased product introduction activities associated with the launches of our Palm IIIe, Palm IIIx, Palm V and Palm VII handheld devices. These launch activities included increased personnel-related expenses associated with increasing the size of our marketing organization, increased trade show activities and related travel expenses, point of sale displays, sales collateral and marketing development. In addition, marketing expenses increased by $15.7 million due to our expansion into the European market.

RESEARCH AND DEVELOPMENT

    Research and development expenses were $46.0 million in fiscal 1999 compared to $21.9 million in fiscal 1998, an increase of $24.1 million or 110%. Research and development expenses as a percentage of revenues were 8.2% in fiscal 1999, compared to 8.0% in fiscal 1998. The absolute dollar increase in research and development expenses in fiscal 1999 resulted primarily from an increase of $8.2 million in personnel-related expenses associated with expanding the size of our engineering organization and an increase of $4.0 million in expenses related to contractors, consultants and project materials. During fiscal 1999, we also incurred an additional $6.9 million in engineering costs to develop our wireless Internet access service that supports our wireless Palm VII device.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $23.7 million in fiscal 1999 compared to $15.3 million in fiscal 1998, an increase of $8.4 million or 55%. General and administrative expenses as a percentage of revenues decreased to 4.2% in fiscal 1999 compared to 5.6% in fiscal 1998, as fixed costs were spread over a higher revenue base. The absolute dollar increase in general and administrative expenses in fiscal 1999 was primarily due to an increase in allocated costs from 3Com of $4.3 million to support the growth of our business.

PURCHASED IN-PROCESS TECHNOLOGY

    Purchased in-process technology in fiscal 1999 was due to our acquisition of Smartcode Technologie SARL in February 1999 for $17.4 million in cash. Approximately $2.1 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations in the third quarter of fiscal 1999. Approximately $5.4 million of the purchase price was allocated to existing technology, with this amount being amortized over four years.

    The purchased in-process technology acquired related primarily to Globalpulse, a software GSM terminal adapter which acts as a software modem for products utilizing the Palm OS operating system. The estimated value for the in-process technology was determined using the income approach which discounted to present value the cash flows expected to be derived from products that were still in the process of development at the date of acquisition. The projections were based on future expectations of the revenue and expenses to be generated in connection with the products that were still under development. Revenues and operating profit attributable to the in-process technology were estimated to total $50.0 million and $9.4 million, respectively, over a five-year projection period. The resulting projected net cash flows were discounted to their present value of $2.1 million using a discount rate of 40%, which was calculated based on the weighted average cost of capital, adjusted for the technology risk associated with the purchased in-process technology, which was considered to be significant due to the nature of the technology under development. For projected cash flows attributable to existing technology, a discount rate of 35% was used, which reflects the weighted average cost of capital, adjusted for the technology risk associated with these technologies.

    The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish whether the products will be able to meet its design specifications, including functions, features and technical performance requirements. The estimated cost to develop the in-process technology was approximately $0.3 million, all of which was expected to be incurred before the end of fiscal 2000. The actual cost to develop the in-process technology has been consistent with the forecasted amount. The primary project was completed in July 1999 and Palm began to derive revenue beginning in the second quarter of fiscal 2000.

INCOME TAX PROVISION

    Our effective tax rate was 38.4% in fiscal 1999 compared to 34.9% in fiscal 1998. The primary reason for the increase in the effective tax rate was less research and development credit being available in fiscal 1999 than in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at June 2, 2000 were $1,062.1 million, compared to $0.5 million at May 28, 1999. The increase of $1,061.6 million was attributable to cash provided by operating activities of $128.8 million and cash provided by financing activities of $944.8 million, offset by cash used in investing activities of $12.0 million. On March 2, 2000 we completed our initial public offering and concurrent private placements to America Online, Nokia and Motorola, raising net proceeds of $1.17 billion from the sale of 32.4 million shares of common stock, which represents approximately 5.7% of the outstanding shares of our common stock. Prior to our initial public offering, we did not maintain significant levels of cash, as our operations were financed by 3Com through their centralized corporate cash management program.

    For fiscal 2000, cash provided by operating activities consisted of net income adjusted for non-cash charges and changes in working capital. The most significant changes in working capital were due to increases in accounts payable and other accrued liabilities, offset partially by a decrease in the payable to 3Com, and by increases in accounts receivable and inventory. Cash provided by financing activities consisted primarily of net proceeds from the initial public offering and private placements totaling $1.17 billion offset by net transfers to 3Com and the payment of a $150.0 million cash dividend to 3Com. Cash used in investing activities of $12.0 million consisted primarily of capital expenditures.

    Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. During fiscal 2001, we believe that our cash and cash equivalents are likely to decline from the level at the end of fiscal 2000, as we make strategic investments to expand our business, and execute our strategic plan as a stand-alone public company.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for Palm's fiscal year ending May 31, 2002. Management believes that the adoption of these statements will not have a significant impact on Palm's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 will be effective for Palm's fiscal year ending June 1, 2001. Palm has not yet determined the impact, if any, that SAB 101 may have on its financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 is not expected to have a significant impact on Palm's financial position or results of operations.

COMPANY-SPECIFIC TRENDS AND RISKS

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

    The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services quickly, we will be unable to introduce new products and services into the market on a timely basis, if at all. For example, we are currently developing Internet services and content such as web-based calendaring and have also announced new handheld device products which will contain expansion capabilities. We cannot assure you that we will be able to introduce these services and products on a timely basis, or that customer demand for these services and products will meet our expectations.

    Because the sales and marketing life cycle of our handheld solutions is generally 12 to 18 months or less, we must:

    - continue to develop updates to our Palm platform, new handheld devices and new Internet services, or our existing products and services will quickly become obsolete;

    - manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

    - manage the timing of new product introductions to meet seasonal market demands, including the holiday shopping season;

    - manage the levels of existing and older product and component inventories to minimize inventory write-offs; and

    - adjust the prices of our existing products and services in order to increase or maintain customer demand for these products and services.

IF WE DO NOT CORRECTLY ANTICIPATE DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO SECURE SUFFICIENT QUANTITIES OR COST-EFFECTIVE PRODUCTION OF OUR HANDHELD DEVICES OR WE COULD HAVE COSTLY EXCESS PRODUCTION OR INVENTORIES.

    Historically, we have seen steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new and currently experiencing high growth rates. For example, in the fourth quarter of fiscal 2000, demand for our products exceeded our forecast and we were unable to fully meet the demand. As we introduce and support multiple handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

    - If demand increases beyond what we forecast, we would have to rapidly increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand. There is the risk that even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand.

    - Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profits. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also lower our profits.

    - If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our third party manufacturers and failure to meet some minimum purchase commitments, each of which could result in lower margins.

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

    Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

    - Seasonality. Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. This seasonality is due to the fact that our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

    - Increases in Operating Expenses. As we expand our operations, we expect that our operating expenses, particularly our sales, marketing and research and development costs, will continue to increase. We also expect to make significant expenditures to expand our Internet solutions and services. If revenues decrease and we are unable to reduce our costs rapidly enough, our operating results would be negatively affected. In addition, we are adding costs to continue building an independent business and administration infrastructure following our separation from 3Com.

    - Revenue Mix. Our profit margins differ among the handheld device, Palm platform licensing and Internet services parts of our business. In addition, the product mix of our device sales affects profit margins in any particular quarter. As our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate. For example, increased demand for our licensees' products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

    - New Product Introductions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. In addition, we typically increase sales and marketing expenses to support new product introductions.

    - Use of Purchase Orders with Customers. We rely on one-time purchase orders rather than long-term contracts with our customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

WE RELY ON THIRD PARTY MANUFACTURERS TO PRODUCE OUR HANDHELD DEVICES, AND OUR REPUTATION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO CONTROL THEIR OPERATIONS.

    We outsource all of our manufacturing to Manufacturers' Services Limited and Flextronics. We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. We depend on Flextronics to manufacture some of our device products at its facilities in Mexico, California and Malaysia, and the rest of our device products are manufactured by Manufacturers' Services Limited at its Utah facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks outside our control:

    - unexpected increases in manufacturing costs;

    - interruptions in shipments if one of our manufacturers is unable to complete production;

    - inability to control quality of finished device products;

    - inability to control delivery schedules;

    - unpredictability of manufacturing yield;

    - potential lack of adequate capacity; and

    - potential inability to secure adequate volumes of components.

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

    Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. Recently, including during the fourth quarter of fiscal 2000, we have experienced shortages of certain key components, including liquid crystal displays and related components and flash memory chips. A number of our suppliers are capacity constrained, due to high industry demand for their components and relatively long lead times required to expand factory capacity. In addition, recently our ability to obtain certain radio frequency integrated circuits was adversely impacted by a fire which occurred at one of the manufacturing facilities used by one of our suppliers.

    Some components, such as displays, power supply integrated circuits, digital signal processors, microprocessors, crystals and several radio frequency and discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed. In addition, because we rely on one-time purchase orders with our suppliers, including our sole and single source suppliers, we cannot predict with certainty our ability to procure components if the demand for our products exceeds our forecast. If the shortages of liquid crystal displays and related components and flash memory chips or any other key component persists or worsens, we will likely not be able to deliver sufficient quantities of our products to satisfy demand. This could result in quarterly fluctuations in operating results and could result in market share loss to competitors who are able to supply sufficient quantities of their products to meet demand. In addition our costs to purchase these components would increase, which would lower our profits.

WE DO NOT KNOW IF THE PALM PLATFORM LICENSING AND INTERNET SERVICES PARTS OF OUR BUSINESS WILL BE ABLE TO GENERATE SIGNIFICANT REVENUE IN THE FUTURE, AND WE WILL CONTINUE TO RELY ON OUR HANDHELD DEVICE PRODUCTS AS THE PRIMARY SOURCE OF OUR REVENUE FOR THE FORESEEABLE FUTURE.

    Our future growth and a significant portion of our future revenue depend on the commercial success of our Palm handheld devices, which comprise the primary product line that we currently offer. We expanded our Palm platform licensing and Internet services parts of our business only recently, and these parts of our business have generated a small percentage of our revenues. If revenues from our device business do not grow, our other business activities may not be able to compensate for this shortfall.

A SIGNIFICANT PORTION OF OUR REVENUES CURRENTLY COMES FROM A SMALL NUMBER OF DISTRIBUTORS, AND ANY DECREASE IN REVENUES FROM THESE DISTRIBUTORS COULD HARM OUR RESULTS OF OPERATIONS.

    A significant portion of our revenues comes from only a small number of distributors. Ingram Micro and Tech Data represented approximately 25% and 8%, respectively, of our revenues in the year ended June 2, 2000. We expect that the majority of our revenues will continue to depend on sales of our handheld devices to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenues and results of operations.

WE RELY ON DISTRIBUTORS, RETAILERS AND RESELLERS TO SELL OUR PRODUCTS, AND DISRUPTIONS TO THESE CHANNELS WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD DEVICES.

    Because we sell a significant portion of our products to distributors, retailers and traditional and Internet based resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. Historically, our distributors, retailers and resellers have maintained significant levels of our products in their inventories. However, in the fourth quarter of fiscal 2000, we were generally unable to fully meet the demand for our products from our distributors, retailers and resellers. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

    Our distributors, retailers and resellers also sell products offered by our competitors. In the fourth quarter of fiscal 2000, we were generally unable to fully meet the demand for our products based on orders placed by our distributors, retailers and resellers. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs, those distributors, retailers and resellers may de-emphasize or decline to carry our products or carry our competitors' products instead. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers and resellers. Further, distributors, retailers and resellers may not recommend, or continue to recommend, our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

    If we reduce the prices of our products to our distributors, retailers and resellers, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, like other manufacturers, we are exposed to the risk of product returns from distributors, either through their exercise of contractual return rights or as a result of our strategic interest in assisting distributors in balancing inventories.

    We believe our distributors, retailers and traditional resellers are experiencing heightened competition from Internet-based suppliers that distribute directly to end-user customers, and that competition among Internet-based suppliers is increasing. We also sell our products directly to end-user customers from our Palm.com website. These actions could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

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

    - Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited, Sharp and Palm platform licensees such as Handspring, Sony and TRG.

    - Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE for palm-sized personal computers (Pocket PC) and Symbian's EPOC for wireless devices. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect to use an alternative operating system, in which case we may not be able to increase our revenue from licensing the Palm platform, or expand the proliferation of the Palm economy.

    - Our Internet services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless Internet access, information appliances that provide Internet connectivity and other traditional and developing methods. Competitors to our wireless Internet services include Research in Motion Limited and Omnisky. Our subscription-model access business also competes indirectly with other providers of Internet access, ranging from dedicated Internet service providers such as America Online and Earthlink to local phone companies.

    We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, Microsoft recently introduced a new version of its Windows CE operating system. We believe that Microsoft is investing aggressively to assist its licensees in marketing the Pocket PC line of handheld computers based on this new version of the Windows CE operating system. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as the Pocket PC line, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

IF WE FAIL TO EFFECTIVELY RESPOND TO COMPETITION FROM PRODUCTS INTRODUCED BY LICENSEES OF OUR PALM PLATFORM OR IF OUR LICENSEES FAIL TO SELL PRODUCTS BASED ON THE PALM PLATFORM, OUR RESULTS OF OPERATIONS MAY SUFFER AS THE REVENUES WE RECEIVE FROM LICENSE FEES MAY NOT COMPENSATE FOR THE LOSS OF REVENUES FROM OUR DEVICE PRODUCTS.

    The success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition, our Palm platform has been licensed by other manufactures such as Nokia and QUALCOMM for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform, which could harm our business and results of operations.

DEMAND FOR OUR PRODUCTS IS PARTIALLY DEPENDENT UPON SUPPORT FROM THIRD PARTY SOFTWARE AND HARDWARE DEVELOPERS.

    Decisions by customers to purchase our handheld device products, as opposed to competitive product offerings, are sometimes based on the availability of third party software, hardware and other expansion capabilties. In the future, we believe that the level of support from third party developers in developing products which provide expansion capabilities to handheld devices will become increasingly important. For example, Handspring's line of Visor products feature a hardware expansion slot. While we believe that our products compete favorably with respect to expansion capabilities, our operating results could be adversely impacted if third party developers focus their efforts on developing products that provide expansion capabilities to competitive product offerings.

OUR PALM PLATFORM AND HANDHELD DEVICES MAY CONTAIN ERRORS OR DEFECTS, WHICH COULD RESULT IN THE REJECTION OF OUR PRODUCTS AND DAMAGE TO OUR REPUTATION, AS WELL AS LOST REVENUES, DIVERTED DEVELOPMENT RESOURCES AND INCREASED SERVICE COSTS AND WARRANTY CLAIMS.

    Our Palm platform and our devices are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. We have in the past experienced delays in releasing some models and versions of our products until problems were corrected. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business. For instance, we recently experienced increased support costs related to a faulty memory component used in a limited number of our handheld devices, which required us to develop a software patch to address the problem.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS, WHICH COULD CAUSE US TO FAIL TO MEET OUR CUSTOMER DEMAND OR TO ATTRACT NEW CUSTOMERS.

    Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our shipments and headcount substantially. At December 31, 1999, we had a total of approximately 652 employees. At June 2, 2000 we had a total of approximately 951 employees. In addition, we plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources and increase our expenses.

    We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. While we have implemented stand-alone versions of most of the transaction processing systems historically used by 3Com, we intend to implement new systems over the next 12-18 months that more closely match our business needs and to incur significant additional expenses in connection with those systems. In addition, we will need to continue to expand, train and manage our work force worldwide.

    Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties. In particular, we are implementing a new administrative and managerial infrastructure due to our separation from 3Com. Our future success depends on the effective implementation of this infrastructure.

    We have recently announced two acquisitions, and may make additional strategic acquisitions in the future. Acquisitions will make it more difficult to effectively manage our growth, due to a number of factors including the addition of new employees, the expansion of our operations into new geographic areas and the increased geographic dispersion of our personnel, and the expansion of our product and service offerings. If we are not able to successfully integrate acquired companies into our business, our results of operations could be adversely impacted.

THE MARKET FOR THE DELIVERY OF INTERNET SERVICES THROUGH HANDHELD DEVICES IS NEW AND RAPIDLY EVOLVING, AND OUR BUSINESS AND OUR ABILITY TO GENERATE REVENUES FROM OUR HANDHELD DEVICES, PALM PLATFORM OR INTERNET SERVICES COULD SUFFER IF THIS MARKET DOES NOT DEVELOP OR WE FAIL TO ADDRESS THIS MARKET EFFECTIVELY.

    The market for the delivery of Internet services through handheld devices is new and rapidly evolving. In addition, our Internet services strategy has been developed only recently, and we must continue to adapt it to compete in the rapidly evolving Internet services market. We currently offer our Palm.Net service, a subscription-based wireless access service that enables Palm VII handheld users to access web-clipped content on the Internet. We are currently developing additional functionality for our Internet services and solutions. Other competitors have introduced or developed, or are in the process of introducing or developing competing Internet services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the Internet services provided by us or that individuals, will widely adopt our handheld devices as a means of accessing Internet services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our Internet services and solutions is less than anticipated, our ability to expand our business could be impacted.

WE MAY NOT BE ABLE TO DELIVER INTERNET ACCESS IF OUR TELECOMMUNICATIONS CARRIER RAISES ITS RATES, DISCONTINUES DOING BUSINESS WITH US OR DOES NOT DELIVER ACCEPTABLE SERVICE.

    The future success of our Internet services business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. We currently rely on BellSouth Wireless Data to provide all of our Palm VII wireless network services pursuant to an agreement. Our agreement with BellSouth permits each party to terminate the agreement on an annual basis. If BellSouth failed to provide us with service at rates acceptable to us or at all, we may not be able to provide Internet access to our users. In addition, our Palm VII products are configured around the frequency standard used by BellSouth. If we needed to switch to another telecommunications carrier, we would have to redesign significant portions of our software and hardware to permit transmission on a different frequency and service to users of existing Palm VII products would be disrupted. If we were required to redesign these elements, the Internet services part of our business could be adversely affected. If BellSouth delivers unacceptable service, the quality of our Internet services would suffer and we would likely lose users who are dissatisfied with our service. In addition, BellSouth provides service only in the continental United States.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR WIRELESS INTERNET SERVICES INTO INTERNATIONAL MARKETS.

    We intend to expand our network services to support Internet services internationally, but doing so will require us to enter into new relationships with telecommunications providers abroad. We may not be able to enter into relationships with international telecommunications providers, which are on favorable terms to us. In addition, because many international telecommunications providers use different standards and transmit data on different frequencies than BellSouth, we are likely to incur incremental expenses related to the redesign of significant portions of our software and hardware.

OUR REPUTATION AND ABILITY TO GENERATE REVENUES WILL BE HARMED IF DEMAND FOR OUR INTERNET SERVICES EXCEEDS OUR TELECOMMUNICATIONS AND NETWORK CAPACITY.

    We may from time to time experience increases in our Internet services usage which exceed our available telecommunications capacity and the capacity of our third party network servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our third party network servers' networks.

    Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our third party network servers to handle user traffic, would have a material adverse effect on our reputation and our revenues.

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

    The rapid rise in the number of Internet users and the growth of electronic commerce and applications for the Internet has placed increasing strains on the Internet's communications and transmission infrastructure. This could lead to significant deterioration in transmission speeds and the reliability of the Internet as a commercial medium and could reduce the use of the Internet by businesses and individuals. The Internet may not be able to support the demands placed upon it by this continued growth. Any failure of the Internet to support growth due to inadequate infrastructure or for any other reason would seriously limit its development as a viable source of commercial and interactive content and services. This could impair the development and acceptance of our Internet services, which could in turn harm our business prospects.

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

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO RETAIN, HIRE AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL.

    Our future success depends to a significant extent on the continued contribution of our key executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. The loss of services of key employees could adversely affect our business, operating results or financial condition. Many members of our senior management have been with the business only a short time. In addition, recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, we must carefully balance the growth of our employees commensurate with our anticipated revenue growth. If our revenue growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Further, our common stock price has been, and may continue to be extremely volatile. When our common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect our results of operations or financial condition.

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

    For a description of pending lawsuits involving claims that we are infringing a third party's intellectual property, refer to Part I--Item 3--Legal Proceedings of this Report on Form 10-K.

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

    In the past, there have been thefts of computer equipment from us and our employees. This computer equipment has contained proprietary information. We have formulated a security plan to reduce the risk of any future thefts and have cooperated with state and federal law enforcement officials in an investigation of past incidents. We may not be successful in preventing future thefts, or in preventing those responsible for past thefts from using our technology to produce competing products. The unauthorized use of Palm technology by competitors could have a material adverse effect on our ability to sell our products in some markets.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

    Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. In addition, two of the facilities where our devices are manufactured are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

    - changes in foreign currency exchange rates;

    - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

    - trade protection measures and import or export licensing requirements;

    - potentially negative consequences from changes in tax laws;

    - difficulty in managing widespread sales and manufacturing operations; and

    - less effective protection of intellectual property.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS AND WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR OPERATIONS IF WE FAIL TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES.

    Recently, we announced the acquisitions of Actual Software and Anyday.com. In addition, we often evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Any previously announced or future acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

OUR ABILITY TO PURSUE MERGERS AND ACQUISITIONS MAY BE LIMITED.

    3Com has obtained a ruling from the Internal Revenue Service that the distribution of 3Com's shares of Palm common stock to 3Com's stockholders will be not be taxable. Such ruling requires 3Com and Palm, through July 27, 2002, not to engage in certain transactions that would constitute a change of more than 50% of the equity interest in either company. Consequently, our ability to engage in mergers and acquisitions will be limited by this requirement. If either 3Com or Palm fail to conform to requirements set forth in the ruling, there would be material adverse consequences, potentially including making the distribution taxable, and causing the company which was responsible for such non-conformance to indemnify the other company for any resulting damages.

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB.

    Recent actions and comments from the SEC have focused on the integrity of financial reporting. In addition, the FASB and other regulatory accounting agencies have recently introduced several new or proposed accounting standards, some of which represent a significant change from current industry practices. For example, In December 1999, the SEC issued Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. In response to numerous requests for interpretive guidance of SAB 101, the effective date of the standard has been delayed twice. We currently expect SAB 101 to become effective during fiscal 2001. Depending on the final interpretation of the standard, the adoption of SAB 101 may have a material effect on our reported revenues and results of operations for any particular quarter. However, we believe that the impact of SAB 101 will not have a material effect on the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

RISKS RELATED TO OUR SEPARATION FROM 3COM

WE CURRENTLY USE 3COM'S OPERATIONAL AND ADMINISTRATIVE INFRASTRUCTURE, AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS WILL SUFFER IF WE DO NOT DEVELOP OUR OWN INFRASTRUCTURE QUICKLY AND COST-EFFECTIVELY.

    We currently use duplicated versions of 3Com's systems to support our operations, including systems to manage inventory, order processing, human resources, shipping, accounting, payroll and internal computing operations. Many of these systems were not optimized for Palm's business processes and are very complex. Over the next 12-18 months, we will be implementing new systems to replace the duplicated versions of 3Com's systems. We may not be successful in implementing these systems and transitioning data from the duplicated versions of 3Com's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by 3Com. We are in the process of migrating to our own network infrastructure which we intend to outsource to a third party. We may experience network interruptions related to either the current 3Com network infrastructure or the migration to our new network infrastructure maintained by a third party.

    Any failure or significant downtime in 3Com's or our own network or information systems could prevent us from taking customer orders, shipping products or billing customers and could harm our business. In addition, our network and information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate.

In order to successfully implement and operate our systems, we must be able to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems, our business could suffer.

    In addition, we currently lease office space from 3Com in Santa Clara and other locations. We have entered into arrangements with 3Com to lease our Santa Clara facilities under a lease that is terminable with six months notice beginning in July 2001 and expires in February 2003. After this transition period, we will need to find alternative facilities. We are currently in the process of locating additional space and negotiating the lease terms to meet our expected facilities requirements for the foreseeable future. If we fail to successfully conclude this negotiation process, or fail to find other replacement facilities in a timely fashion, our business will be harmed.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

    Through February 25, 2000, our consolidated financial statements were carved out from the consolidated financial statements of 3Com using the historical results of operations and historical bases of the assets and liabilities of the 3Com handheld computing business that we comprised. Accordingly, the historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. 3Com did not account for us, and we were not operated, as a separate, stand-alone entity for the periods presented.

    Our costs and expenses include allocations from 3Com for centralized corporate services and infrastructure costs, including:

    - legal;

    - accounting;

    - treasury;

    - real estate;

    - information technology;

    - distribution;

    - customer service;

    - sales;

    - marketing; and

    - engineering.

    These allocations were determined on bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided to or the benefit received by Palm. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect the many significant changes that have occurred and will occur in our cost structure, funding and operations as a result of our separation from 3Com, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from 3Com and increased costs associated with being a publicly traded, stand-alone company.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH 3COM WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS AND MAY NOT RESOLVE THESE CONFLICTS ON THE MOST FAVORABLE TERMS TO US.

    Conflicts of interest may arise between 3Com and us in a number of areas relating to our past and ongoing relationships, including:

    - labor, tax, employee benefit, indemnification and other matters arising from our separation from 3Com;

    - intellectual property matters;

    - employee retention and recruiting;

    - sales or distributions by 3Com of all or any portion of its ownership interest in us;

    - the nature, quality and pricing of transitional services 3Com has agreed to provide us; and

    - business opportunities that may be attractive to both 3Com and us.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF 3COM COMMON STOCK.

    Some of our directors and executive officers have a substantial amount of their personal financial portfolios in 3Com common stock and options to purchase 3Com common stock. Ownership of 3Com common stock by our directors and officers could create potential or perceived conflicts of interest when directors and officers are faced with decisions that could have different implications for 3Com and us.

IF THE TRANSITIONAL SERVICES BEING PROVIDED TO US BY 3COM ARE NOT SUFFICIENT TO MEET OUR NEEDS, OR IF WE ARE NOT ABLE TO REPLACE THESE SERVICES AFTER OUR AGREEMENTS WITH 3COM EXPIRE, WE WILL BE UNABLE TO MANAGE CRITICAL OPERATIONAL FUNCTIONS OF OUR BUSINESS.

    We are still procuring certain services from 3Com in areas such as information systems, human resources administration, customer service, building and facilities, risk management, and some areas of finance. Although 3Com is contractually obligated to provide us with these services, these services may not be provided at the same level as when we were part of 3Com, and we may not be able to obtain the same benefits. We also lease and sublease office space from 3Com. These transitional service and leasing arrangements generally have a term of less than two years following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we have received from 3Com.

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

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

OUR SECURITIES HAVE NOT BEEN PUBLICLY TRADED VERY LONG AND OUR STOCK PRICE MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY.

    Our common stock has been publicly traded only since March 2, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

    - quarterly variations in our operating results;

    - changes in revenue or earnings estimates or publication of research reports by analysts;

    - speculation in the press or investment community;

    - strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;

    - actions by institutional stockholders;

    - general market conditions; and

    - domestic and international economic factors unrelated to our performance.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF YOUR SHARES.

    Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY.

    Palm's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of June 2, 2000. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of June 2, 2000, all investments mature within 90 days and are carried at cost, which approximates fair market value.

FOREIGN CURRENCY EXCHANGE RISK

    Prior to our separation from 3Com, our exposure to foreign currency exchange rate risk was managed on an enterprise-wide basis as part of 3Com's risk management strategy. This strategy has utilized foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Having now separated from 3Com, we will manage our exchange rate risk on an independent basis. Currently, substantially all of our sales are denominated in US dollars. We do not currently and do not intend in the future to utilize derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Consolidated Financial Statements:
  Independent Auditors' Report..............................     43
  Consolidated Statements of Operations for the years ended
    June 2, 2000, May 28, 1999 and May 31, 1998.............     44
  Consolidated Balance Sheets at June 2, 2000 and May 28,
    1999....................................................     45
  Consolidated Statements of Stockholders' Equity for the
    years ended June 2, 2000, May 28, 1999 and May 31,
    1998....................................................     46
  Consolidated Statements of Cash Flows for the years ended
    June 2, 2000, May 28, 1999 and May 31, 1998.............     47
  Notes to Consolidated Financial Statements................     48
  Quarterly Results of Operations (Unaudited)...............     67

Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts............     72

    All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Palm, Inc.:

    We have audited the consolidated balance sheets of Palm, Inc. and its subsidiaries ("Palm" or "the Company") as of June 2, 2000 and May 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 2, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palm, Inc. and its subsidiaries at June 2, 2000 and May 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
June 21, 2000
(July 27, 2000 as to Note 12)

                                   PALM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEARS ENDED
                                                              --------------------------------
                                                               JUNE 2,     MAY 28,    MAY 31,
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Revenues....................................................  $1,057,597   $563,525   $272,137
Cost of revenues............................................     613,083    315,616    157,749
                                                              ----------   --------   --------
Gross profit................................................     444,514    247,909    114,388

Operating expenses:
  Sales and marketing.......................................     236,811    127,726     70,765
  Research and development..................................      75,768     46,027     21,863
  General and administrative................................      50,916     23,692     15,299
  Purchased in-process technology...........................          --      2,125         --
  Separation costs..........................................      19,570         --         --
                                                              ----------   --------   --------
    Total operating expenses................................     383,065    199,570    107,927
                                                              ----------   --------   --------
Operating income............................................      61,449     48,339      6,461
Interest and other income (expense), net....................      16,364       (223)       (56)
                                                              ----------   --------   --------
Income before income taxes..................................      77,813     48,116      6,405
Income tax provision........................................      31,903     18,488      2,234
                                                              ----------   --------   --------
Net income..................................................  $   45,910   $ 29,628   $  4,171
                                                              ==========   ========   ========
Net income per share:
  Basic.....................................................  $     0.09   $   0.06   $   0.01
                                                              ==========   ========   ========
  Diluted...................................................  $     0.09   $   0.06   $   0.01
                                                              ==========   ========   ========
Shares used in computing per share amounts:
  Basic.....................................................     539,739    532,000    532,000
  Diluted...................................................     539,851    532,000    532,000

                See notes to consolidated financial statements.

                                   PALM, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                               JUNE 2,     MAY 28,
                                                                 2000        1999
                                                              ----------   --------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $1,062,128   $    478
  Accounts receivable, net of allowance for doubtful
    accounts of $6,810 and $3,817, respectively.............     122,276     95,839
  Inventories...............................................      24,057     12,186
  Deferred income taxes.....................................      34,907     20,688
  Prepaids and other........................................       9,590      1,038
                                                              ----------   --------
    Total current assets....................................   1,252,958    130,229
Property and equipment, net.................................      13,013      8,136
Goodwill, intangibles and other assets......................      14,330     13,829
Deferred income taxes.......................................       2,375         53
                                                              ----------   --------
    Total assets............................................  $1,282,676   $152,247
                                                              ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  104,732   $ 35,577
  Payable to 3Com Corporation...............................      18,374     40,509
  Other accrued liabilities.................................     117,376     41,461
                                                              ----------   --------
    Total current liabilities...............................     240,482    117,547
Non-current liabilities
  Deferred revenue and other................................      13,006        682
Stockholders' equity:
  Preferred stock, $.001 par value, 125,000 shares
    authorized; none outstanding............................          --         --
  Common stock, $.001 par value, 2,000,000 shares
    authorized; outstanding: June 2, 2000, 564,963 shares;
    May 28, 1999, 532,000 shares............................         565         --
  Additional paid-in capital................................   1,032,449         --
  Unamortized restricted stock grants.......................     (16,053)        --
  3Com Corporation equity...................................          --     34,151
  Retained earnings.........................................      12,437         --
  Accumulated other comprehensive income (loss).............        (210)      (133)
                                                              ----------   --------
    Total stockholders' equity..............................   1,029,188     34,018
                                                              ----------   --------
    Total liabilities and stockholders' equity..............  $1,282,676   $152,247
                                                              ==========   ========

                See notes to consolidated financial statements.

                                   PALM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                               ACCUMULATED
                                          ADDITIONAL   UNAMORTIZED                                OTHER
                                COMMON     PAID-IN      RESTRICTED    3COM CORP.   RETAINED   COMPREHENSIVE
                                STOCK      CAPITAL     STOCK GRANTS     EQUITY     EARNINGS   INCOME (LOSS)     TOTAL
                               --------   ----------   ------------   ----------   --------   -------------   ----------
Balances, May 25, 1997.......    $ --     $       --     $     --      $ 31,245    $    --        $  --       $   31,245
Net income...................      --             --           --         4,171         --           --            4,171
Net transfers from 3Com
  Corporation................      --             --           --        30,259         --           --           30,259
                                 ----     ----------     --------      --------    -------        -----       ----------
Balances, May 31, 1998.......      --             --           --        65,675         --           --           65,675
Components of comprehensive
  income:
  Net income.................      --             --           --        29,628         --           --           29,628
  Accumulated translation
    adjustments..............      --             --           --            --         --         (133)            (133)
                                                                                                              ----------
Total comprehensive income...                                                                                     29,495
                                                                                                              ----------
Net transfers to 3Com
  Corporation................      --             --           --       (61,152)        --           --          (61,152)
                                 ----     ----------     --------      --------    -------        -----       ----------
Balances, May 28, 1999.......      --             --           --        34,151         --         (133)          34,018
Components of comprehensive
  income:
  Net income.................      --             --           --        33,473     12,437           --           45,910
  Accumulated translation
    adjustments..............      --             --           --            --         --          (77)             (77)
                                                                                                              ----------
Total comprehensive income...                                                                                     45,833
                                                                                                              ----------
Dividend paid to 3Com
  Corporation................      --             --           --      (150,000)        --           --         (150,000)
Net transfers to 3Com
  Corporation................                                           (77,144)                                 (77,144)
Reclassification of 3Com
  equity to additional
  paid-in capital............      --       (159,520)          --       159,520         --           --               --
Initial public offering and
  private placements, net of
  offering expenses..........     564      1,171,961           --            --         --           --        1,172,525
Common stock issued under
  stock plans................       1         17,044      (16,483)           --         --           --              562
Restricted stock
  amortization...............      --             --          430            --         --           --              430
Tax benefit from employee
  stock options..............      --          2,964           --            --         --           --            2,964
                                 ----     ----------     --------      --------    -------        -----       ----------
Balances, June 2, 2000.......    $565     $1,032,449     $(16,053)     $     --    $12,437        $(210)      $1,029,188
                                 ====     ==========     ========      ========    =======        =====       ==========

                See notes to consolidated financial statements.

                                   PALM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                              --------------------------------
                                                               JUNE 2,     MAY 28,    MAY 31,
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Cash flows from operating activities:
  Net income................................................  $   45,910   $ 29,628   $  4,171
  Adjustments to reconcile net income to net cash provided
    by (used in) operating acitivities:
    Depreciation and amortization...........................       7,951      4,565      2,029
    Loss on disposal of property and equipment..............         962      2,567        145
    Deferred income taxes...................................     (16,541)    (8,880)    (5,361)
    Purchased in-process technology.........................          --      2,125         --
    Changes in assets and liabilities:
      Accounts receivable...................................     (26,437)   (13,307)   (56,783)
      Inventories...........................................     (11,871)     1,650       (397)
      Prepaids and other....................................      (9,004)      (805)      (176)
      Accounts payable......................................      69,155     19,437     10,874
      Payable to 3Com Corporation...........................     (22,135)    24,892     11,205
      Other accrued liabilities.............................      90,869     22,133     12,867
                                                              ----------   --------   --------
        Net cash provided by (used in) operating
          activities........................................     128,859     84,005    (21,426)
                                                              ----------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (10,393)    (5,347)    (8,833)
  Acquisition of businesses, net of cash acquired...........      (1,648)   (16,831)        --
  Other, net................................................          --         97         --
                                                              ----------   --------   --------
        Net cash used in investing activities...............     (12,041)   (22,081)    (8,833)
                                                              ----------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................   1,172,525         --         --
  Net transfers (to) from 3Com Corporation..................     (77,144)   (61,152)    30,259
  Dividend paid to 3Com.....................................    (150,000)        --         --
  Repayment of debt.........................................        (902)        --         --
  Other, net................................................         353       (294)        --
                                                              ----------   --------   --------
        Net cash provided by (used in) financing
          activities........................................     944,832    (61,446)    30,259
                                                              ----------   --------   --------

Change in cash and cash equivalents.........................   1,061,650        478         --
Cash and cash equivalents, beginning of period..............         478         --         --
                                                              ----------   --------   --------
Cash and cash equivalents, end of period....................  $1,062,128   $    478   $     --
                                                              ==========   ========   ========
Other cash flow information:
      Interest paid.........................................  $       11   $     10   $     --
                                                              ==========   ========   ========
      Tax benefit from employee stock options...............  $    2,964   $     --   $     --
                                                              ==========   ========   ========

                See notes to consolidated financial statements.

                                   PALM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND BASIS OF PRESENTATION

    Palm, Inc. ("Palm") develops, markets and sells a family of handheld computing device products, licenses the Palm OS operating system to other device and information appliance manufacturers and offers a wireless Internet access service. Palm was originally incorporated in California in 1992 and was acquired by U.S. Robotics Corporation ("USR") in September 1995. Subsequent to 3Com Corporation's acquisition of USR in June 1997, Palm became a wholly-owned subsidiary of 3Com Corporation ("3Com").

    On September 13, 1999, 3Com announced its plan to create an independent publicly traded company, Palm, Inc., comprised of 3Com's handheld computing business. Following the completion of Palm's initial public offering and concurrent private placements in March 2000, 3Com owned approximately 94% of Palm's outstanding common stock, which will be distributed ("the distribution date") to the stockholders of 3Com.

    3Com and Palm have entered into a Master Separation and Distribution Agreement. In accordance with the separation agreement, 3Com transferred to Palm the 3Com-owned assets and liabilities which related to Palm prior to the date of separation from 3Com, except for most of Palm's accounts receivable and accounts payable, which were retained by 3Com for administrative convenience. Palm began incurring separation costs in the second quarter of fiscal year 2000, which are costs associated with the process of becoming a stand-alone, public company, including consulting and professional fees.

    Palm's legal separation from 3Com occurred on February 26, 2000 ("the separation date"), at which time Palm began to operate independently from 3Com. For periods prior to the separation date, the consolidated financial statements reflect the historical results of operations and cash flows of the handheld computing business of 3Com during each respective period, and include allocations of certain 3Com expenses, as discussed in Note 11 to the consolidated financial statements. Beginning in the fourth quarter of fiscal year 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, Palm is incurring amounts payable to 3Com under transitional service agreements, under which 3Com provides services such as information systems, real estate and transaction processing in accounting and human resources (see
Note 11 to the consolidated financial statements).

    Palm completed its initial public offering in March 2000, receiving net proceeds of $947.5 million, after deducting underwriting commissions and offering expenses, from the sale of 26,450,000 shares of common stock. Palm also received net proceeds of $225.0 million from the sale of a total of 5,921,052 shares of common stock to America Online, Motorola and Nokia in private placements. Using a portion of the proceeds from the offering, Palm paid a dividend of $150.0 million to 3Com in March 2000.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

    Prior to June 1, 1998, Palm's 52-53 week fiscal year ended on the Sunday nearest to May 31.

    Effective June 1, 1998, Palm changed its fiscal year to a 52-53 week fiscal year ending on the Friday nearest to May 31. These changes did not have a significant effect on the consolidated financial statements. Fiscal 1999 and 1998 contained 52 weeks, whereas fiscal 2000 contained 53 weeks.

                                   PALM, INC.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires Palm to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid debt investments acquired with a remaining maturity of three months or less. Prior to Palm's initial public offering, 3Com managed cash and cash equivalents on a centralized basis; cash receipts associated with Palm's business were transferred to 3Com on a periodic basis and 3Com funded Palm's disbursements.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject Palm to concentrations of credit risk consist principally of accounts receivable. Palm sells the majority of its products through distributors, retailers and resellers. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising Palm's customer base and their dispersion across different geographic locations throughout the world. However, certain distributors do represent a significant portion of accounts receivable as shown below. Palm generally sells on open account and performs periodic credit evaluations of its customers' financial condition.

    The following individual customers accounted for 10% or more of total revenue for the fiscal years ended:

                                                      JUNE 2,    MAY 28,    MAY 31,
                                                        2000       1999       1998
                                                      --------   --------   --------
Company A...........................................     25%        24%        22%
Company B...........................................     --         14%        --

    The following individual customers accounted for 10% or more of total accounts receivable:

                                                      JUNE 2,    MAY 28,    MAY 31,
                                                        2000       1999       1998
                                                      --------   --------   --------
Company A...........................................     21%        24%        28%
Company B...........................................     10%        17%        --

                                   PALM, INC.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis--generally three to five years.

LONG-LIVED ASSETS

    Palm evaluates the carrying value of long-lived assets, including goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Long-lived assets include intangible assets acquired in business combinations (see Note 3 to the consolidated financial statements).

SOFTWARE DEVELOPMENT COSTS

    Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized. Palm believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

INTERNAL-USE SOFTWARE

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. Palm adopted SOP 98-1 in the first quarter of fiscal 2000. The adoption of this SOP did not have a significant impact on Palm's financial position or results of operations.

3COM CORPORATION EQUITY

    3Com Corporation equity represents 3Com's net investment in Palm as of May 28, 1999. Payable to 3Com represents the net amount due to 3Com as the result of transactions between 3Com and Palm that had not been settled as of each balance sheet date. No intercompany interest income or expense has been allocated to, or included in, the accompanying consolidated financial statements. As of the separation date, the remaining balance of 3Com Corporation equity was transferred to paid in capital, and Palm began to generate retained earnings as a stand-alone company.

                                   PALM, INC.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA SOP No. 97-2, Software Revenue Recognition, as amended. Revenue from sales of handheld device products is recognized when a purchase order has been received, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions are made at the time the related revenue is recognized for estimated product returns, price protection, warranty, royalties and post-sale telephone support. Handheld device product sales have accounted for substantially all of the revenue for all periods presented.

    Revenue from software license agreements with manufacturers of other handheld devices is recognized on a per-unit royalty basis and any prepaid royalties received under the license agreements are deferred and recognized as earned on a per-unit basis. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately. Revenue from wireless Internet access service subscriptions is recognized over the service period.

ADVERTISING

    Advertising costs are expensed as incurred, and were $103.1 million, $52.5 million and $27.2 million for fiscal 2000, 1999 and 1998, respectively. Cooperative advertising and marketing development obligations for channel customers are expensed in the period the related revenue is recognized.

SEPARATION COSTS

    Separation costs consist of one-time costs, such as consulting and professional fees, associated with the process of becoming a stand-alone, public company.

INCOME TAXES

    Palm's operating results historically have been included in 3Com's consolidated U.S. and state income tax returns and in tax returns of certain 3Com foreign subsidiaries. The provision for income taxes in Palm's consolidated financial statements has been determined on a separate-return basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

FOREIGN CURRENCY TRANSLATION

    The majority of Palm's revenue is denominated in U.S. dollars. For foreign operations with the local currency as the functional currency, assets and liabilities are translated at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

                                   PALM, INC.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income (expense), net in the consolidated statements of operations and were not significant for any period presented.

STOCK-BASED COMPENSATION

    Palm accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

NET INCOME PER SHARE

    Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was approximately 112,000 shares for fiscal 2000. For fiscal 1999 and 1998, there was no dilutive effect from stock options, as there were no Palm stock options outstanding.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of net income plus accumulated foreign translation adjustments.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.
SFAS 133 will be effective for Palm's fiscal year ending May 31, 2002. Management believes that the adoption of these statements will not have a significant impact on Palm's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 will be effective for Palm's fiscal year ending June 1, 2001. Palm has not yet determined the impact, if any, that SAB 101 may have on its financial position or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of

                                   PALM, INC.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 is not expected to have a significant impact on Palm's financial position or results of operations.

NOTE 3. BUSINESS COMBINATIONS

    The acquisition of Actual Software Corporation ("Actual Software") in
May 2000 for cash and equity and the acquisition of Smartcode Technology SARL ("Smartcode") in February 1999 for cash and the assumption of liabilities have been accounted for as purchases. Accordingly, Palm's consolidated income statements include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the dates of acquisition, and the aggregate purchase price plus costs directly attributable to the completion of the acquisitions have been allocated to the assets and liabilities acquired. No significant adjustments were required to conform the accounting policies of the acquired companies. Unaudited pro forma results of operations, assuming the acquisitions had taken place at the beginning of the year in which they were consummated, have not been presented because the effect on Palm's financial position and results of operations was not significant.

    The purchase price of the business combinations were allocated as follows (in thousands):

                                                      ACTUAL SOFTWARE   SMARTCODE
                                                      ---------------   ---------
Purchase price......................................      $3,446         $17,445
Allocation of purchase price:
  Net tangible assets...............................          --             965
  Purchased in-process technology...................          --           2,125
  Developed technology..............................       1,429           5,400
  Assembled workforce...............................         411           1,000
  Licenses and customer list........................          --           1,100
  Goodwill..........................................      $1,606         $ 6,855

Amortization period (years):
  Developed technology..............................           3               4
  Assembled workforce...............................           2               3
  Licenses and customer list........................          --               2
  Goodwill..........................................           3               6

    Actual Software was a developer of e-mail software for the Palm OS operating system. Smartcode was a provider of wireless data communications and Internet access software technology. The purchase price for the Actual Software acquisition included $0.6 million for stock options granted to the principals of Actual Software. The purchase price for the Smartcode acquisition included
$1.5 million of liabilities assumed in the transaction.

    Approximately $2.1 million of the purchase price for the Smartcode acquisition represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations in the third quarter of fiscal 1999. The in-process technology related primarily to Globalpulse, a software GSM terminal adapter (which acts as a "software modem")

                                   PALM, INC.

NOTE 3. BUSINESS COMBINATIONS (CONTINUED) for products utilizing the Palm OS operating system. The value of the in-process technology was determined using the income approach which discounted to present value the cash flows expected to be derived from products that were still in the process of development at the date of acquisition. The projections were based on future expectations of the revenue and expenses to be generated in connection with the products under development. The discount rate of 40% used reflected the risk associated with the development of the in-process technology. The primary project was completed in July 1999 and Palm began to derive revenue in the second quarter of fiscal 2000.

NOTE 4. BALANCE SHEET DETAILS (IN THOUSANDS):

    Inventories consist of:

                                                            JUNE 2,    MAY 28,
                                                              2000       1999
                                                            --------   --------
Finished goods............................................  $22,557    $ 5,900
Work in process...........................................    1,500      4,011
Purchased components......................................       --      2,275
                                                            -------    -------
                                                            $24,057    $12,186
                                                            =======    =======

    Property and equipment, net, consist of:

                                                            JUNE 2,    MAY 28,
                                                              2000       1999
                                                            --------   --------
Equipment.................................................  $17,403    $11,971
Leasehold improvements....................................    2,299      1,398
Furniture and fixtures....................................    1,085        685
                                                            -------    -------
Total.....................................................   20,787     14,054
Accumulated depreciation and amortization.................   (7,774)    (5,918)
                                                            -------    -------
                                                            $13,013    $ 8,136
                                                            =======    =======

    Goodwill, intangibles and other assets consist of:

                                                            JUNE 2,    MAY 28,
                                                              2000       1999
                                                            --------   --------
Goodwill..................................................  $ 8,499    $ 6,863
Other purchased intangibles...............................    9,340      7,500
Accumulated amortization..................................   (4,241)      (844)
                                                            -------    -------
Goodwill and intangibles, net.............................   13,598     13,519
Other assets..............................................      732        310
                                                            -------    -------
                                                            $14,330    $13,829
                                                            =======    =======

                                   PALM, INC.

NOTE 4. BALANCE SHEET DETAILS (IN THOUSANDS): (CONTINUED)
    Other accrued liabilities consist of:

                                                           JUNE 2,    MAY 28,
                                                             2000       1999
                                                           --------   --------
Payroll and related expenses.............................  $ 18,053   $ 4,871
Product warranty.........................................    30,984    11,329
Cooperative advertising and marketing development
  expenses...............................................     5,197     7,195
Price protection.........................................       737     6,994
Deferred revenue.........................................    18,143       948
Other....................................................    44,262     9,456
                                                           --------   -------
                                                           $117,376   $40,793
                                                           ========   =======

NOTE 5. COMMITMENTS

    Certain Palm facilities are leased from third parties under operating leases. Leases expire at various dates through May 2005, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. At the separation date, Palm began to lease certain other facilities from 3Com through February 2003 with annual rent increases of approximately 3%. See Note 11 to the consolidated financial statements for further discussion of the Real Estate Matters Agreement between Palm and 3Com.

    Future operating lease commitments are as follows (in thousands):

FISCAL                                                        THIRD
YEAR                                                         PARTIES      3COM
----                                                         --------   --------
2001.......................................................   $2,525    $ 9,659
2002.......................................................    1,003     10,576
2003.......................................................      964      8,093
2004.......................................................      983         --
2005.......................................................      586         --
                                                              ------    -------
Total......................................................   $6,061    $28,328
                                                              ======    =======

    Rent expense was $6.1 million, $3.0 million, and $2.3 million for fiscal 2000, 1999 and 1998, respectively.

    On November 27, 1999, 3Com sold to a third party the manufacturing plant that was used to produce 3Com products as well as the majority of Palm's products. Concurrently, Palm entered into a two-year supply agreement with the buyer of the manufacturing plant, which commits Palm to purchase a minimum number of units of Palm products per quarter. Any deficit or overage in purchase of products of no more than 20% that occurs during any quarter may be applied towards the subsequent quarterly period commitment. Palm is subject to a 90-day notice and cure period if the minimum purchase commitment is not met.

    Palm purchases product components from a vendor with which 3Com has agreed to certain minimum purchase goals over a five-year period. 3Com's agreement with the vendor provides for an incremental payment to be made to the vendor by 3Com for any calendar year in which the minimum

                                   PALM, INC.

NOTE 5. COMMITMENTS (CONTINUED)
purchase goal is not met. In connection with their separation, 3Com and Palm have agreed that Palm will assume responsibility for 25% of the minimum purchase goal and 3Com will retain responsibility for the remainder. In the event that Palm does not purchase its share of the minimum annual purchase goal from the vendor in any of the five calendar years, Palm will make an incremental payment to 3Com for the applicable calendar year. In the event that Palm purchases none of its share of the minimum annual purchase goal in each year, it would be required to make payments up to a maximum of the following: $1.9 million for 2000, $2.8 million for 2001, $3.7 million for 2002 and $4.9 million for 2003. The aggregate of such incremental payments in no event will exceed
$13.3 million.

NOTE 6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    Palm's Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at June 2, 2000 and May 28, 1999.

EMPLOYEE STOCK PURCHASE PLAN

    Palm has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period. The employee stock purchase plan became effective upon Palm's initial public offering and no shares had been issued under the plan as of June 2, 2000. A total of 5,000,000 shares of Palm common stock were originally reserved for future issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in fiscal 2001, equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, 10,000,000 shares, or a lesser amount as may be determined by the Board of Directors.

EMPLOYEE STOCK OPTION PLAN

    Palm has a stock option plan under which employees may be granted options to purchase Palm common stock. Options are generally granted at not less than the fair market value at grant date, typically vest over a four-year period and expire ten years after the grant date. Palm's employee stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. Compensation expense equal to the fair market value on the date of the grant is recognized as the granted shares vest over a one- to four-year period. During the year ended June 2, 2000, Palm recognized $430,000 of compensation expense relating to Palm restricted stock grants. Certain Palm employees also currently participate in the 3Com restricted stock plan. At the distribution date, Palm employees who have 3Com restricted stock grants will forfeit the unvested portion of their 3Com restricted stock grants, and the unvested shares will be replaced by Palm restricted stock grants. A total of 20,000,000 shares of Palm common stock were originally reserved for future issuance under the employee stock option plan. As of June 2, 2000, approximately 6,500,000 shares of common stock were available for grant under the employee stock option plan. The employee stock option plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in fiscal 2001,

                                   PALM, INC.

NOTE 6. STOCKHOLDERS' EQUITY (CONTINUED) equal to the lesser of 5% of the outstanding shares of common stock on the first day of the fiscal year, 25,000,000 shares, or a lesser amount as may be determined by the Board of Directors.

DIRECTOR STOCK OPTION PLAN

    Palm has a director stock option plan, under which shares of common stock are issued to members of its Board of Directors at an exercise price equal to the fair market value on the date of grant and typically vest over a 36-month period. A total of 500,000 shares of Palm common stock were originally reserved for future issuance under the director stock option plan. As of June 2, 2000, approximately 300,000 shares of common stock were available for grant under the director stock option plan. The director stock option plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning in fiscal 2001, equal to 500,000 shares or a lesser amount as may be determined by the Board of Directors.

    The following table summarizes the activity under all of Palm's stock option plans from the time of their establishment at the initial public offering date through June 2, 2000:

                                                                         WEIGHTED
                                                         NUMBER          AVERAGE
                                                       OF SHARES      EXERCISE PRICE
                                                     --------------   --------------
                                                     (IN THOUSANDS)
Granted............................................      13,178           $34.48
Exercised..........................................          --               --
Cancelled..........................................        (104)           38.00
                                                         ------           ------
Outstanding, June 2, 2000..........................      13,074           $34.45
                                                         ======           ======

    Information relating to stock options outstanding as of June 2, 2000 is as follows:

                                              OUTSTANDING OPTIONS AS OF JUNE 2, 2000
                                        --------------------------------------------------
                                                            WEIGHTED          WEIGHTED
                                            NUMBER          AVERAGE           AVERAGE
RANGE OF EXERCISE PRICE                   OF SHARES      EXERCISE PRICE   CONTRACTUAL LIFE
-----------------------                 --------------   --------------   ----------------
                                        (IN THOUSANDS)                       (IN YEARS)
$21.38 to $32.25......................       3,711           $25.40             9.9
$38.00 to $38.00......................       9,316            38.00             9.7
$38.50 to $69.38......................          47            45.36             9.8
                                            ------           ------             ---
                                            13,074           $34.45             9.8
                                            ======           ======             ===

    No options to purchase Palm common stock were exercisable as of June 2, 2000.

    Prior to the separation date, certain Palm employees had been granted options to purchase 3Com common stock under 3Com's employee stock option plans. As of June 2, 2000, certain Palm employees held options to purchase 3.8 million shares of 3Com common stock at a weighted average exercise price of $29.37, of which 1.2 million shares were vested and immediately exercisable. 3Com options held by Palm employees will be converted into options to purchase Palm common stock at the distribution date. The number of shares and the exercise price of the 3Com options that convert into Palm options will be adjusted using a conversion formula. The conversion of 3Com options into Palm

                                   PALM, INC.

NOTE 6. STOCKHOLDERS' EQUITY (CONTINUED) options will be done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange are the same, (2) the ratio of the exercise price per option to the market value per share is not reduced, and (3) the vesting provisions and option period of the replacement Palm options are the same as the original vesting terms and option period of the 3Com options. The exact number of 3Com options that will be converted into Palm options will not be determined until the distribution date.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    As permitted under SFAS 123, Palm has elected to follow APB 25 and related interpretations in accounting for stock-based awards to employees. Under APB 25, Palm generally recognizes no compensation expense with respect to its option awards. If Palm had elected to recognize compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                           YEARS ENDED
                                                  ------------------------------
                                                  JUNE 2,    MAY 28,    MAY 31,
                                                    2000       1999       1998
                                                  --------   --------   --------
Pro forma net income (loss).....................  $18,110    $15,664    $(10,235)
Pro forma net income (loss) per share--basic and
  diluted.......................................  $  0.03    $  0.03    $  (0.02)

    The weighted average estimated fair value of stock options granted during fiscal 2000, 1999 and 1998 was $16.43, $15.53 and $13.30 per share, respectively. For fiscal 1999 and 1998, the estimated fair value was based on 3Com options held by Palm employees, as there were no Palm stock options outstanding. The fair value of each option grant was estimated at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions:

                                                               YEARS ENDED
                                                      ------------------------------
                                                      JUNE 2,    MAY 28,    MAY 31,
                                                        2000       1999       1998
                                                      --------   --------   --------
Risk-free interest rate.............................     6.2%       5.3%       5.5%
Volatility..........................................    60.0%      62.0%      56.0%
Option term (years).................................     3.5        4.5        3.5
Dividend yield......................................     0.0%       0.0%       0.0%

    For the purposes of the pro forma information, the estimated fair value of the options granted is amortized to expense over the option term, using the multiple option approach. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by Palm employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

                                   PALM, INC.

NOTE 7. INCOME TAXES

    The income tax provision (credit) consists of (in thousands):

                                                                       YEARS ENDED
                                                              ------------------------------
                                                              JUNE 2,    MAY 28,    MAY 31,
                                                                2000       1999       1998
                                                              --------   --------   --------
Current:
  Federal...................................................  $35,747    $22,938     $6,421
  State.....................................................    8,436      5,174      1,173
  Foreign...................................................    4,261         --         --
                                                              -------    -------     ------
    Total current...........................................   48,444     28,112      7,594
                                                              -------    -------     ------

Deferred:
  Federal...................................................  (12,826)    (7,825)    (4,526)
  State.....................................................   (3,695)    (1,799)      (834)
  Foreign...................................................      (20)        --         --
                                                              -------    -------     ------
    Total deferred..........................................  (16,541)    (9,624)    (5,360)
                                                              -------    -------     ------
Total.......................................................  $31,903    $18,488     $2,234
                                                              =======    =======     ======

    The components of deferred income taxes consist of (in thousands):

                                                              JUNE 2,    MAY 28,
                                                                2000       1999
                                                              --------   --------
Reserves not recognized for tax purposes....................  $21,898    $18,352
Tax credit carryforwards....................................       --      2,024
Deferred revenue............................................   11,677         --
Other.......................................................    3,707        365
                                                              -------    -------
                                                              $37,282    $20,741
                                                              =======    =======

    The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

                                                                       YEARS ENDED
                                                              ------------------------------
                                                              JUNE 2,    MAY 28,    MAY 31,
                                                                2000       1999       1998
                                                              --------   --------   --------
Tax computed at federal statutory rate......................    35.0%      35.0%      35.0%
State income taxes, net of federal effect...................     4.6        4.5        3.4
Research tax credits........................................    (0.8)      (1.2)      (4.7)
Separation costs............................................     1.1         --         --
Other.......................................................     1.1        0.1        1.2
                                                               -----      -----      -----
                                                                41.0%      38.4%      34.9%
                                                               =====      =====      =====

    See Note 11 to the consolidated financial statements for discussion of the Tax Sharing Agreement between Palm and 3Com.

                                   PALM, INC.

NOTE 8. BUSINESS SEGMENT INFORMATION

    Palm operates in one reportable segment, handheld computing.

GEOGRAPHIC INFORMATION

    Palm's headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the end customer. For fiscal 2000, 1999, 1998 no single country outside the United States accounted for 10% or more of total revenues. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                                        YEARS ENDED
                                                              --------------------------------
                                                               JUNE 2,     MAY 28,    MAY 31,
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Revenues:
  United States.............................................  $  690,540   $399,944   $198,630
  Other.....................................................     367,057    163,581     73,507
                                                              ----------   --------   --------
    Total...................................................  $1,057,597   $563,525   $272,137
                                                              ==========   ========   ========

                                                              JUNE 2,    MAY 28,    MAY 31,
                                                                2000       1999       1998
                                                              --------   --------   --------
Property and equipment, net:
  United States.............................................  $11,576     $7,247     $8,231
  France....................................................      924        811        827
  Other.....................................................      513         78         63
                                                              -------     ------     ------
    Total...................................................  $13,013     $8,136     $9,121
                                                              =======     ======     ======

NOTE 9. EMPLOYEE BENEFIT PLAN

    Eligible Palm employees currently participate in 3Com's 401(k) Plan ("the Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 22% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for company matching contributions as determined by the Board of Directors. 3Com matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in 3Com matching contributions according to a three-year vesting schedule based on initial date of hire. Palm's expense related to matching contributions to the 401(k) was $1,055,000 in fiscal 2000, $508,000 in fiscal 1999 and $178,000 in fiscal 1998.

    On or about the distribution date, Palm intends to establish a separate 401(k) plan for its employees.

                                   PALM, INC.

NOTE 10. LITIGATION

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

    On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: XEROX CORPORATION v. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. patent 5,596,656 entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the District Court on June 6, 2000, the District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. On July 5, 2000, Xerox filed a Notice of Appeal of the dismissal with the U.S. Court of Appeals for the Federal Circuit.

    On July 22, 1999, Palm filed a copyright infringement action against Olivetti and CompanionLink in the United States District Court for the Northern District of California and obtained a preliminary injunction against further distribution, sale, import or export of Olivetti Office USA's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink Software, Inc.), which contained source code copied from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design Ltd., the company responsible for developing the operating system software contained in the daVinci products. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which Palm maintains infringes its copyrights. On October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order cited above. Olivetti has advised that it intends to assert counterclaims against Palm and 3Com for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. To date, the counterclaim has not been filed or allowed.

    On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WAVEWARE COMMUNICATIONS, INC. v. 3COM CORPORATION, PALM
COMPUTING, INC., AND MARK BERCOW, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with our and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. The complaint seeks unspecified monetary damages and injunctive relief. Discovery is ongoing and the case is set for trial in January 2001.

    On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against

                                   PALM, INC.

NOTE 10. LITIGATION (CONTINUED)
3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint seeks unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. No trial date has been set. The case is still in the early stages of discovery.

    On February 28, 2000, E-Pass Technologies, Inc. filed suit against
"3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-PASS TECHNOLOGIES, INC. v. 3COM CORPORATION, A/K/A 3COM, INC. AND PALM, INC. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. No trial date has been set. No discovery has been exchanged.

    On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned ROTIS TECHNOLOGIES CORPORATION v. TRACK DATA CORPORATION, PALM, INC. AND SPRINT FON GROUP (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. No discovery has been exchanged.

NOTE 11. TRANSACTIONS WITH 3COM CORPORATION

    Through February 25, 2000, the date of legal separation from 3Com, Palm's costs and expenses included allocations from 3Com for centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing, engineering, and other 3Com corporate services and infrastructure costs. These allocations were determined on bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided or the benefit received by Palm. The allocation methods include relative revenues, headcount or square footage. Allocated costs included in the accompanying consolidated statements of operations were as follows (in thousands):

                                                                  YEARS ENDED
                                                              -------------------
                                                              JUNE 2,    MAY 28,    MAY 31,
                                                                2000       1999       1998
                                                              --------   --------   --------
Cost of revenues............................................  $10,443    $ 9,238     $3,694
Sales and marketing.........................................   20,541     16,625      7,023
Research and development....................................    6,125      3,437        845
General and administrative..................................   14,550     14,085      5,212
Other (income) expense, net.................................     (632)       218         25

                                   PALM, INC.

NOTE 11. TRANSACTIONS WITH 3COM CORPORATION (CONTINUED)
    Amounts paid to 3Com under transitional service agreements during the fourth quarter of fiscal 2000 (post-separation) were recorded in the consolidated financial statements as follows (in thousands):

Cost of revenues............................................  $ 2,435
Sales and marketing.........................................    3,093
Research and development....................................    2,708
General and administrative..................................    3,276

    Historically, Palm has outsourced all of its product manufacturing to 3Com and other third parties. Products manufactured by 3Com for Palm have been recorded in the consolidated financial statements at 3Com's actual manufacturing cost. Effective November 27, 1999, upon the sale of its manufacturing facility to a third party as discussed in Note 6 to the consolidated financial statements, 3Com no longer manufactured products for Palm.

    For purposes of governing certain of the ongoing relationships between Palm and 3Com at and after the separation date and to provide for an orderly transition, Palm and 3Com have entered into various agreements. A brief description of each of the agreements follows.

MASTER SEPARATION AND DISTRIBUTION AGREEMENT

    The Master Separation and Distribution Agreement contains the key provisions relating to the separation, initial public offering and the distribution. The agreement lists the documents and items that the parties were required to deliver in order to have accomplished the transfer of assets and liabilities from 3Com to Palm, effective on the separation date. The agreement also contains conditions that were required to have occurred prior to the initial public offering and must occur prior to the distribution. The parties also entered into both short-term and long-term covenants, including covenants to enter into transitional services agreements, exchange information, engage in certain auditing practices and resolve disputes in particular ways.

GENERAL ASSIGNMENT AND ASSUMPTION AGREEMENT

    The General Assignment and Assumption Agreement identifies the assets that 3Com transferred to Palm and the liabilities that Palm assumed from 3Com in the separation. In general, the assets that were transferred and the liabilities that were assumed were included on the consolidated balance sheet as of May 28, 1999, after adjustments for certain assets and liabilities that were retained by 3Com, such as most of Palm's accounts receivable and accounts payable at the separation date, and for activity that occurred up to the separation date.

INTELLECTUAL PROPERTY AGREEMENTS

    The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement, the Master Trademark Ownership and License Agreement and the Master Confidential Disclosure Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, 3Com will confirm that Palm owns or will transfer to Palm its rights in specified patents, patent applications, invention disclosures, specified trademarks and other intellectual property related to Palm's current business and research and development efforts. Neither 3Com nor Palm will sue the other for claims of infringement related to existing patents. 3Com

                                   PALM, INC.

NOTE 11. TRANSACTIONS WITH 3COM CORPORATION (CONTINUED) will grant a license to Palm under certain patents owned by 3Com, which were jointly developed with Palm. Palm has committed to license its operating system to 3Com pursuant to a separate agreement that the two parties have negotiated with pricing and other terms more favorable than it would agree to in customary transactions with third parties. Both 3Com and Palm have agreed not to disclose confidential information of the other party except in specific circumstances.

EMPLOYEE MATTERS AGREEMENT

    The Employee Matters Agreement outlines how 3Com and Palm plan to allocate assets, liabilities and responsibilities relating to current and former employees of Palm and their participation in the benefits plans, including stock plans, that 3Com currently sponsors and maintains. The agreement also contains provisions describing some of Palm's employee benefit and employee stock plans.

    All eligible Palm employees will continue to participate in the 3Com benefits plans on comparable terms and conditions to those for 3Com employees until the distribution date or until Palm establishes benefit plans for its employees, or elects not to establish comparable plans if it is not legally or financially practical. Palm intends to establish its own benefit program no later than the time of the distribution.

    Once Palm establishes its own benefits plans, it may modify or terminate each plan in accordance with the terms of that plan and its policies. No Palm benefit plan will provide benefits that overlap benefits under the corresponding 3Com benefit plan at the time of the distribution. Each Palm benefit plan will provide that all service, compensation and other benefit determinations that, as of the distribution, were recognized under the corresponding 3Com benefits plan will be taken into account under that Palm benefit plan.

    Following the date of 3Com's distribution of its Palm common stock to its stockholders, Palm will be under no obligation to maintain these plans in the form in which they were established or at all. The transfer to Palm of employees at certain of 3Com's international operations, and of certain employee benefit plans, may not take place until Palm receives consents or approvals or has satisfied other applicable requirements.

TAX SHARING AGREEMENT

    The Tax Sharing Agreement allocates 3Com's and Palm's responsibilities for certain tax matters. The agreement requires Palm to pay 3Com for the incremental tax costs of Palm's inclusion in consolidated, combined or unitary tax returns with affiliated corporations. In determining these incremental costs, the agreement takes into account not only the group's incremental tax payments to the Internal Revenue Service or other taxing authorities, but also the incremental use of tax losses of affiliates to offset Palm's taxable income and the incremental use of tax credits of affiliates to offset the tax on Palm's income. The agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Palm's tax liability for periods during which Palm joined in filing consolidated, combined or unitary tax returns.

    The Tax Sharing Agreement also requires Palm to indemnify 3Com for certain taxes and similar obligations, including (a) sales taxes on the sale of products purchased by 3Com from Palm before the distribution, (b) customs duties or harbor maintenance fees on products exported or imported by 3Com on behalf of Palm, (c) the additional taxes that would result if an acquisition of a controlling interest in

                                   PALM, INC.

NOTE 11. TRANSACTIONS WITH 3COM CORPORATION (CONTINUED)
Palm's stock after the distribution causes the distribution not to qualify for tax-free treatment to 3Com, and (d) any taxes resulting from transactions undertaken in preparation for the distribution.

    Palm's indemnity obligations include any interest and penalties on taxes, duties or fees for which Palm must indemnify 3Com.

    Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group's federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the group's federal income tax liability for a period during which Palm was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

    The agreement also assigns responsibilities for certain administrative matters such as the filing of returns, payment of taxes due, retention of records, and the conduct of audits, examinations or similar proceedings. 3Com is responsible for filing all tax returns for all periods before the distribution and paying any taxes shown as due on those returns. Palm must provide 3Com with sufficient information about its activities to enable 3Com to file these returns. Palm also must pay its share of the tax liability to 3Com within 30 days after 3Com files the return. Palm and 3Com must retain tax returns and related materials for periods beginning before the distribution and make these materials available to each other upon request. In general, 3Com will be entitled to control the contest of any claim by a taxing authority arising from the audit of a return for any period before the distribution, unless the return covers only Palm's activities.

MASTER TRANSITIONAL SERVICES AGREEMENT

    The Master Transitional Services Agreement governs the provision of information technology services by 3Com and Palm to each other, on an interim basis, for one year from the date of separation, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission, and information technology support services, for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services, plus 5% for one year, and plus 10% for an extension of the agreements beyond one year. The Master Transitional Services Agreement also will cover the provision of certain additional transitional services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt 3Com's operations or significantly increase the scope of its responsibility under the agreement.

    In addition, the Master Transitional Services Agreement will provide for the replication of some computer systems, including hardware, software, data storage or maintenance and support components. Generally, the party needing the replicated system will bear the costs and expenses of replication. Generally, the party purchasing new hardware or licensing new software will bear the costs and expenses of purchasing the new hardware or obtaining the new software licenses.

                                   PALM, INC.

NOTE 11. TRANSACTIONS WITH 3COM CORPORATION (CONTINUED)
REAL ESTATE MATTERS AGREEMENT

    The Real Estate Matters Agreement addresses real estate matters relating to the 3Com leased and owned properties that 3Com will transfer to or share with Palm. The agreement describes the manner in which 3Com will transfer to or share with Palm various leased and owned properties. The Real Estate Matters Agreement provides that Palm will be required to accept the transfer of all sites allocated to Palm, even if a casualty has damaged a site before the separation date. The Real Estate Matters Agreement also provides that all reasonable costs required to effect the transfers, including landlord consent fees and landlord attorneys' fees will be paid by 3Com. No casualty, as contemplated in the Real Estate Matters Agreement, took place at any site allocated to Palm prior to or as of the separation date.

INDEMNIFICATION AND INSURANCE MATTERS AGREEMENT

    Effective as of the separation date, subject to specified expectations, Palm and 3Com each released the other from any liabilities arising from events occurring on or before the separation date, including events occurring in connection with the activities to implement the separation, the initial public offering and the distribution. The agreement also contains provisions governing indemnification. In general, Palm and 3Com have indemnified the other from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement. In addition, 3Com and Palm have indemnified the other against liability for specified environmental conditions. Palm will reimburse 3Com for the cost of any insurance coverage from the separation date to the distribution date.

NOTE 12. SUBSEQUENT EVENTS

    On May 24, 2000, Palm announced that it had entered into a definitive agreement to acquire AnyDay.com, a developer of an Internet based calendar solution, for approximately $80 million in cash and stock options. The transaction closed in June 2000, and will be accounted for as a purchase.

    On July 27, 2000, 3Com distributed its shares of Palm common stock to the stockholders of 3Com. Each stockholder of 3Com received 1.4832 shares of Palm common stock for each share of 3Com common stock that they owned. Palm employees who held options to purchase 3.5 million shares of 3Com common stock at the distribution date received options to purchase 6.6 million shares of Palm common stock based on the conversion ratio of 1.906 Palm options for each 3Com option.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following tables present Palm's operating results for each of the eight fiscal quarters in the period ended June 2, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Palm's consolidated financial statements and the notes to those statements included in this Form 10-K.

    For periods prior to the separation date, the historical financial information may not be indicative of Palm's future performance and does not necessarily reflect what Palm's financial position and results of operations would have been if Palm had been a separate, stand-alone entity during the periods presented.

                        JUN. 2,    FEB. 25,   NOV. 26,   AUG. 27,   MAY 28,    FEB. 26,   NOV. 27,   AUG. 28,
                          2000       2000       1999       1999       1999       1999       1998       1998
                        --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS)
CONSOLIDATED
  STATEMENTS OF
  OPERATION DATA:
Revenues..............  $350,245   $272,292   $258,555   $176,505   $174,334   $125,889   $147,233   $116,069
Cost of revenues......   213,262    153,479    148,018     98,324    100,746     67,583     84,289     62,998
                        --------   --------   --------   --------   --------   --------   --------   --------
Gross profit..........   136,983    118,813    110,537     78,181     73,588     58,306     62,944     53,071
                        --------   --------   --------   --------   --------   --------   --------   --------
Operating expenses:
  Sales and
    marketing.........    76,534     57,591     60,038     42,648     41,139     28,725     33,893     23,969
  Research and
    development.......    25,767     21,450     16,044     12,507     14,578     10,989     10,722      9,738
  General and
    administrative....    21,758     12,202      9,796      7,160      6,649      5,739      5,071      6,233
  Purchased in-process
    technology........        --         --         --         --         --      2,125         --         --
  Separation costs....     7,587      8,203      3,780         --         --         --         --         --
                        --------   --------   --------   --------   --------   --------   --------   --------
  Total operating
    expenses..........   131,646     99,446     89,658     62,315     62,366     47,578     49,686     39,940
                        --------   --------   --------   --------   --------   --------   --------   --------
Operating income......     5,337     19,367     20,879     15,866     11,222     10,728     13,258     13,131
Interest and other
  income (expense),
  net.................    15,732        418        277        (63)      (108)       (15)       (75)       (25)
                        --------   --------   --------   --------   --------   --------   --------   --------
Income before income
  taxes...............    21,069     19,785     21,156     15,803     11,114     10,713     13,183     13,106
Income tax
  provision...........     8,632      8,832      8,294      6,145      4,270      4,116      5,066      5,036
                        --------   --------   --------   --------   --------   --------   --------   --------
Net income............  $ 12,437   $ 10,953   $ 12,862   $  9,658   $  6,844   $  6,597   $  8,117   $  8,070
                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per share -
  Basic and diluted...  $   0.02   $   0.02   $   0.02   $   0.02   $   0.01   $   0.01   $   0.02   $   0.02
                        ========   ========   ========   ========   ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Palm's definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 2, 2000 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the executive officers of Palm, see "Executive Officers" at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1. Financial Statements--See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 37 of this Report on
       Form 10-K.

    2. Financial Statement Schedules--See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 37 of this Report on Form 10-K.

    3. Exhibits--The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
2.1(1)                  Master Separation and Distribution Agreement between 3Com
                          and the registrant effective as of December 13, 1999, as
                          amended.
2.2(2)                  General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
2.3(2)                  Master Technology Ownership and License Agreement between
                          3Com and the registrant.
2.4(2)                  Master Patent Ownership and License Agreement between 3Com and the registrant.
2.5(2)                  Master Trademark Ownership and License Agreement between
                          3Com and the registrant.
2.6(2)                  Employee Matters Agreement between 3Com and the registrant.
2.7(2)                  Tax Sharing Agreement between 3Com and the registrant.
2.8(2)                  Master Transitional Services Agreement between 3Com and the registrant.
2.9(2)                  Real Estate Matters Agreement between 3Com and the
                          registrant.
2.10(2)                 Master Confidential Disclosure Agreement between 3Com and
                          the registrant.
2.11(2)                 Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.12(1)                 Form of Non-U.S. Plan.
3.1(1)                  Amended and Restated Certificate of Incorporation.
3.2(1)                  Bylaws.
4.1(1)                  Reference is made to Exhibits 3.1 and 3.2 hereof.
4.2(1)                  Specimen Stock Certificate.
10.1(1)*                1999 Stock Plan.
10.2(1)*                Form of 1999 Stock Plan Agreements.
10.3(1)*                1999 Employee Stock Purchase Plan.
10.4(1)*                Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(1)*                1999 Director Option Plan.
10.6(1)*                Form of 1999 Director Option Plan Agreements.
10.7(1)*                Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8(1)*                Form of Indemnification Agreement entered into by the
                          registrant with each of its directors and executive
                          officers.
10.9(1)**               RAM Mobile Data USA Limited Partnership Value Added Reseller
                          Agreement between RAM Mobile Data USA Limited Partnership
                          (now BellSouth Wireless Data, L.P.) and the registrant.
10.10(1)**              Supply Agreement between Manufacturers' Services Salt Lake
                          City Operations, Inc. and the registrant.
10.11(1)                Common Stock Purchase Agreement between America Online and the registrant.
10.12(1)                Common Stock Purchase Agreement between Motorola and the
                          registrant.
10.13(1)                Common Stock Purchase Agreement between Nokia and the
                          registrant.
10.14(1)                Form of Management Retention Agreement.

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
21.1                    Subsidiaries of the Registrant
23.1                    Consent of Independent Auditors
24.1                    Power of attorney (see signature page)
27.1                    Financial Data Schedule.

------------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.

*   Denotes an executive or director compensation plan or arrangement.

**  Confidential treatment granted on portions of this exhibit.

(b) Reports on Form 8-K

    The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal 2000:

    1.  On May 8, 2000, the Company reported under Item 5. "Other Events" and
    Item 7. "Financial Statements and Exhibits" that on March 8, 2000, 3Com Corporation and Palm, Inc. announced that 3Com's Board of Directors had declared a stock dividend of all 3Com's shares in Palm and that the shares would be distributed to 3Com shareholders of record as of 5:00 PM Eastern Daylight Time on July 27, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2000                                        PALM, INC.

                                                       By:            /s/ CARL J. YANKOWSKI
                                                            -----------------------------------------
                                                                        Carl J. Yankowski
                                                                     CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Know all persons by these presents, that each person whose signature appears below constitutes and appoints Carl J. Yankowski and Judy Bruner, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ CARL J. YANKOWSKI
-------------------------------------------            Chief Executive Officer,      August 11, 2000
Carl J. Yankowski                                        Director

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ JUDY BRUNER
-------------------------------------------            Senior Vice President         August 11, 2000
Judy Bruner                                              Chief Financial Officer

/s/ ERIC A. BENHAMOU
-------------------------------------------            Director                      August 11, 2000
Eric A. Benhamou

/s/ JAMES L. BARKSDALE
-------------------------------------------            Director                      August 11, 2000
James L. Barksdale

/s/ GORDON A. CAMPBELL
-------------------------------------------            Director                      August 11, 2000
Gordon A. Campbell

/s/ MICHAEL HOMER
-------------------------------------------            Director                      August 11, 2000
Michael Homer

/s/ DAVID C. NAGEL
-------------------------------------------            Director                      August 11, 2000
David C. Nagel

/s/ SUSAN G. SWENSON
-------------------------------------------            Director                      August 11, 2000
Susan G. Swenson

                                   PALM, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            YEARS ENDED JUNE 2, 2000, MAY 28, 1999 AND MAY 31, 1998
                                 (IN THOUSANDS)

YEAR ENDED JUNE 2, 2000:

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
                                                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
For the year ended:                                   ----------   ----------   ----------   ----------
Allowance for doubtful accounts.....................    $ 3,817     $ 4,960      $ (1,967)     $ 6,810
Product return reserve..............................     17,543      47,051       (45,552)      19,042
Accrued product warranty............................     11,329      37,761       (18,106)      30,984

YEAR ENDED MAY 28, 1999:

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
                                                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
For the year ended:                                   ----------   ----------   ----------   ----------
Allowance for doubtful accounts.....................    $4,451      $ 4,271      $ (4,905)     $ 3,817
Product return reserve..............................     5,652       24,145       (12,254)      17,543
Accrued product warranty............................     4,112       25,949       (18,732)      11,329

YEAR ENDED MAY 31, 1998:

                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
                                                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
For the year ended:                                   ----------   ----------   ----------   ----------
Allowance for doubtful accounts.....................    $  601      $ 3,893      $    (43)     $4,451
Product return reserve..............................     7,246        8,982       (10,576)      5,652
Accrued product warranty............................     1,653       17,527       (15,068)      4,112