Form 10-Q
period 2000-09-01
PALM INC
filed 2000-10-12
CIK 1100389

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 1, 2000    COMMISSION FILE NO.  0-29597

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

                                  ____________

                                   PALM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        94-3150688
          ---------                                        ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  5470 GREAT AMERICA PARKWAY                                  95052
    SANTA CLARA, CALIFORNIA                                   -----
    -----------------------                                 (Zip Code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 326-9000

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

                                  YES X   NO
                                     ---     ---

AS OF OCTOBER 2, 2000, 565,890,034 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 38 PAGES OF WHICH THIS PAGE IS NUMBER 1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PALM, INC.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

          Condensed Consolidated Statements of Operations
          THREE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999           3

          Condensed Consolidated Balance Sheets
          SEPTEMBER 1, 2000 AND JUNE 2, 2000                                 4

          Condensed Consolidated Statements of Cash Flows
          THREE MONTHS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999           5

          Notes to Condensed Consolidated Financial Statements               6

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          34


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   35

ITEM 6. Exhibits and Reports on Form 8-K                                    36

Signatures                                                                  38


Palm OS and Palm.Net are registered trademarks and Palm, Palm VII and Palm VIIx are trademarks of Palm, Inc. or its subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   PALM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                            -------------------------------
                                            September 1,         August 27,
                                               2000                  1999
                                           -------------       ------------

Revenues                                     $   400,976        $    176,505

Cost of revenues                                 247,513              98,324
                                           -------------       -------------

Gross profit                                     153,463              78,181
                                           -------------       -------------

Operating expenses:
 Sales and marketing                              76,001              42,514
 Research and development                         30,320              12,134
 General and administrative                       20,491               7,160
 Amortization of goodwill
  and intangible assets                            5,235                 507
 Purchased in-process
  technology                                         853                   -
 Separation costs                                  1,815                   -
                                           -------------       -------------
       Total operating expenses                  134,715              62,315
                                           -------------       -------------

Operating income                                  18,748              15,866
Interest and other income
  (expense), net                                  13,244                 (63)
                                           -------------       -------------

Income before income taxes                        31,992              15,803
Income tax provision                              14,717               6,145
                                           -------------       -------------

Net income                                 $      17,275       $       9,658
                                           =============       =============

Net income per share:
  Basic                                    $        0.03       $        0.02
  Diluted                                  $        0.03       $        0.02

Shares used in computing
  per share amounts:
  Basic                                          565,149             532,000
  Diluted                                        568,095             532,000



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)


                                                        September 1,              June 2,
                                                           2000                    2000
                                                        ------------              -------
                                                        (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                              $   703,173             $1,062,128
 Short-term investments                                     224,417                      -
 Accounts receivable, net of allowance for doubtful
  accounts of $9,165 and $6,810, respectively               221,357                122,276
 Inventories                                                 31,666                 24,057
 Deferred income taxes                                       47,704                 34,907
 Prepaids and other                                          29,666                  9,590
                                                         ----------           ------------

      Total current assets                                1,257,983              1,252,958

Property and equipment, net                                  25,026                 13,013
Goodwill, intangibles and other assets                       97,981                 14,330
Deferred income taxes                                             -                  2,375
                                                         ----------           ------------
      Total assets                                       $1,380,990             $1,282,676
                                                         ==========           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $  170,461             $  123,106
 Other accrued liabilities                                  135,687                117,376
                                                         ----------           ------------
   Total current liabilities                                306,148                240,482

Non-current liabilities:
   Deferred income taxes                                      4,985                      -
   Deferred revenue and other                                12,176                 13,006

Stockholders' equity:
 Preferred stock, $.001 par value, 125,000 shares
   authorized; none outstanding                                   -                      -
 Common stock, $.001 par value, 2,000,000 shares
   authorized; outstanding:  September 1, 2000,
   565,345; June 2, 2000, 564,963                               565                    565
 Additional paid-in capital                               1,045,172              1,032,449
 Unamortized restricted stock grants                        (17,683)               (16,053)
 Retained earnings                                           29,712                 12,437
 Accumulated other comprehensive income (loss)                  (85)                  (210)
                                                         ----------           ------------
  Total stockholders' equity                              1,057,681              1,029,188
                                                         ----------           ------------
  Total liabilities and stockholders' equity             $1,380,990             $1,282,676
                                                         ==========           ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                Three Months Ended
                                                        ---------------------------------
                                                         September 1,         August 27,
                                                           2000                  1999
                                                        -------------         -----------

Cash flows from operating activities:
   Net income                                              $   17,275           $   9,658
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                              7,893               2,085
     Amortization of restricted stock                           1,548                   -
     Loss on disposal of property and equipment                     8                   -
     Deferred income taxes                                     (8,526)             (2,723)
     Purchased in-process technology                              853                   -
     Changes in assets and liabilities:
        Accounts receivable                                   (98,817)              9,623
        Inventories                                            (7,609)            (19,044)
        Prepaids and other                                    (21,532)                (91)
        Accounts payable                                       45,718              15,518
        Other accrued liabilities                               8,052              (4,955)
                                                         -------------        ------------
Net cash provided by (used in) operating activities           (55,137)             10,071
                                                         -------------        ------------

Cash flows from investing activities:
   Purchases of property and equipment                        (12,084)             (2,289)
   Acquisition of businesses, net of cash acquired            (67,023)                  -
   Purchases of short-term investments                       (224,417)                  -
   Other, net                                                  (2,180)                  -
                                                         -------------        ------------
Net cash used in investing activities                        (305,704)             (2,289)
                                                         -------------        ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                       3,178                   -
   Net transfers from 3Com Corporation                              -              29,095
   Repayments of debt                                          (1,295)                  -
   Other, net                                                       3                (217)
                                                         -------------        ------------
Net cash provided by financing activities                       1,886              28,878
                                                         -------------        ------------
Change in cash and cash equivalents                          (358,955)             36,660
Cash and cash equivalents, beginning of period              1,062,128                 478
                                                         -------------        ------------
Cash and cash equivalents, end of period                   $  703,173           $  37,138
                                                         =============        ============
Other cash flow information:
   Cash paid for interest                                  $       17           $       9
                                                         =============        ============
   Tax benefit from employee stock options                 $    1,695           $       -
                                                         =============        ============
   Unrealized gain/loss on investments                     $      122           $       -
                                                         =============        ============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The condensed consolidated financial statements have been prepared by Palm, Inc. ("Palm," "us," "we," or "our"), without audit, pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm's financial position as of September 1, 2000 and Palm's results of operations and cash flows for the three months ended September 1, 2000 and August 27, 1999. Certain prior year balances have been reclassified to conform to the current year presentation.

     Palm has a 52-53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2001 will end on June 1, 2001, resulting in a 52-week fiscal 2001, compared to 53 weeks as reported in fiscal 2000. The results of operations for the three months ended September 1, 2000 may not be indicative of the results to be expected for the fiscal year ending June 1, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

     Through February 25, 2000, Palm was wholly-owned by 3Com Corporation ("3Com"). Through this date, Palm's condensed consolidated financial statements reflect the historical results of operations and cash flows of the handheld computing business of 3Com during each respective period. The condensed consolidated financial statements have been prepared using 3Com's historical bases in the assets and liabilities and the historical results of operations of Palm. The financial information included herein may not reflect the consolidated financial statements, operating results and cash flows of Palm in the future or what they would have been had Palm been a separate stand-alone entity during the periods presented.

     Through February 25, 2000, the condensed consolidated financial statements include allocations of certain 3Com expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing, engineering, and other 3Com corporate services and infrastructure costs. The expense allocations have been determined on the bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided or the benefit received by Palm. The allocation methods include relative revenues, headcount or square footage. Management believes that the expenses allocated to Palm are representative of the operating expenses it would have incurred had Palm been operated on a stand-alone basis.

     The allocated amounts from 3Com included in Palm's condensed consolidated statement of operations for the three months ended August 27, 1999 were as follows (in thousands):



     Cost of revenues                                $ 2,920
     Sales and marketing                               5,446
     Research and development                          1,647
     General and administrative                        3,952
     Other (income) and expense, net                      63


2.   Separation from 3Com and Initial Public Offering

     On September 13, 1999, 3Com announced its plan to create an independent publicly-traded company, Palm, Inc., comprised of 3Com's handheld computing business. Following the completion of Palm's initial public offering in March 2000, 3Com owned 532,000,000 shares of Palm, representing approximately 94% of Palm's outstanding common stock. On July 27, 2000, 3Com distributed the shares of Palm common stock it owned to the stockholders of 3Com, and options to purchase shares of 3Com common stock held by Palm employees were converted into options to purchase shares of Palm common stock.

     3Com and Palm entered into a Master Separation and Distribution Agreement in December 1999. In accordance with the separation agreement, 3Com transferred to Palm the 3Com-owned assets and liabilities which related to Palm prior to the date of separation from 3Com, except for most of Palm's accounts receivable and accounts payable, which were retained by 3Com for administrative convenience. Palm began incurring separation costs in the second quarter of fiscal 2000, which are costs associated with the process of becoming a stand-alone, publicly-held company, including consulting and professional fees.

     Palm's legal separation from 3Com occurred on February 26, 2000 ("the separation date"), at which time Palm began to operate independently from 3Com. Beginning in the fourth quarter of fiscal 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, Palm continues to incur amounts payable to 3Com under transitional service agreements, under which 3Com provides services such as information systems, real estate and transaction processing in accounting and human resources. Expenses incurred to 3Com under transitional service agreements and facilities lease agreements during the three months ended September 1, 2000 totaled $9.3 million.

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

     In May 2000, Palm entered into an agreement with 3Com permitting the purchase and sale of approximately 39 acres of land located in San Jose, California. Palm was required to place a deposit pending the assignment of its obligations under the agreement to a third party. Such assignment occurred in conjunction with an operating lease agreement which Palm entered into September 2000 (see Note 9 to the condensed consolidated financial statements).

3.   Comprehensive Income

     The components of comprehensive income are as follows (in thousands):


                                                              Three Months Ended
                                                       -----------------------------
                                                       September 1,       August 27,
                                                          2000              1999
                                                        -----------      -----------

     Net income                                        $   17,275         $    9,658

     Other comprehensive income:
        Unrealized gain on investments                        122                  -
        Change in accumulated translation adjustments           3                 15
                                                        ---------        -----------
     Total comprehensive income                        $   17,400        $     9,673
                                                        =========        ===========

4.   Net Income Per Share

     Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was approximately 2,946,000 shares for the first quarter of fiscal 2001. For the first quarter of fiscal 2000, there was no dilutive effect from stock options, as there were no Palm stock options outstanding.

5.   Inventories

     Inventories consist of (in thousands):

                                                            September 1,       June 2,
                                                                2000            2000
                                                            ------------      ---------

     Finished goods                                        $   27,204        $   22,557
     Work-in-process                                            4,462             1,500
     Purchased components                                           -                 -
                                                           ----------        ----------
                                                           $   31,666        $   24,057
                                                           ==========        ==========

6.   Acquisition of AnyDay.com

     During the first quarter of fiscal 2001, Palm completed the acquisition of AnyDay.com. The total purchase price of $85.7 million consisted of $71.4 million of cash, $4.7 million of stock options assumed, contractual commitments of $9.2 million and direct transaction costs of $0.4 million. Total liabilities assumed in the transaction of $13.7 million included accounts payable, accrued liabilities, contractual commitments and long-term debt.

     The purchase price was allocated as follows: identifiable intangible assets
     - $20.3 million, net tangible assets - $2.3 million, purchased in-process technology - $0.9 million, and goodwill - $65.3 million. Goodwill and other intangible assets from the AnyDay.com acquisition are being amortized over periods ranging from two to four years. The purchased in-process technology of $0.9 million had not reached technological feasibility, had no alternative future use and was charged to operations in the first quarter of fiscal 2001.

7.   Litigation

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

     On July 22, 1999, Palm filed a copyright infringement action against Olivetti and CompanionLink in the United States District Court for the Northern District of California and obtained a preliminary injunction against further distribution, sale, import or export of Olivetti Office USA's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink Software, Inc.), which contained source code copied from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design Ltd., the company responsible for developing the operating system software contained in the daVinci products. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which Palm maintains infringes its copyrights. On October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order cited above. Olivetti has filed a motion seeking leave to assert counterclaims against Palm and 3Com for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter.

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

     On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. In an Order dated July 31, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The case is now captioned TELXON CORPORATION V. 3COM INC. (CASE NO. C00-02885 CRB). The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint seeks unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. No trial date has been set. The case is still in the early stages of discovery.

     On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The case is now captioned E-PASS TECHNOLOGIES, INC.
     V. 3COM CORPORATION, A/K/A 3COM, INC. AND PALM, INC. (Case No. C00 2255-DLH
     ADR). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. The case is still in the early stages of discovery.

     On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is now captioned ROTIS TECHNOLOGIES CORPORATION V. TRACK DATA CORPORATION, PALM, INC. AND SPRINT SPECTRUM L.P. (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. The case is still in the early stages of discovery.

8.   Recent Accounting Pronouncements

     In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137,

     Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for Palm's fiscal year ending May 31, 2002. Management is currently in the process of assessing the impact of SFAS 133 and believes that the adoption of these statements is unlikely to have a significant impact on Palm's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 will be effective for Palm's fiscal year ending June 1, 2001. Due to the potential impact of certain provisions of SAB 101 for which registrants have requested interpretative guidance, Palm has not yet determined the impact, if any, that SAB 101 may have on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 is not expected to have a significant impact on Palm's historical financial position or results of operations.

9.   Subsequent Events

     Subsequent to quarter-end, we entered into an operating lease agreement related to our new corporate campus, for which occupancy is planned beginning in mid-2002. In conjunction with this agreement, we are required to guarantee a minimum residual value for the property and to maintain certain levels of cash collateral over the term of the agreement. Such cash collateral will be classified as non-current restricted cash in our consolidated balance sheet and totaled approximately $225 million at the inception of the lease agreement. As the leased facilities are constructed the amount of cash collateral required to be maintained is expected to increase to at least $400 million. Palm will continue to receive the interest income earned on the cash collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: the intention to continue pursuing licensing opportunities for the Palm platform; the intention to expand Internet services and solutions; the intention to continue to expand Palm's international business; the intention to make strategic investments to enhance, develop and introduce products and Internet solutions; the intention to introduce new products, designs and Internet solutions; the intention to make strategic acquisitions; the intention to continue Palm's strategic alliances and relationships with other companies; Palm's expectation that an increasing portion of its revenues will come from Palm platform licensing and Internet services and solutions; Palm's expectation that international revenues will continue to increase as a percentage of total revenues; Palm's belief that it will continue to experience strong growth in unit shipments of Palm handheld devices; Palm's expectation of future gross margins; Palm's expectation that it will make significant strategic investments throughout fiscal year 2001; Palm's anticipation of future operating margins and interest income; and Palm's belief that its cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include, among others: possible development or marketing delays with the products and solutions to be offered; potential defects in the products and solutions to be developed; the acceptance by the market of these products and solutions; possible fluctuations in demand for Palm's products and services; Palm's ability to anticipate demand for its products and services in order to secure sufficient quantities or cost-effective production and avoid costly excess production or inventories; Palm's dependence on suppliers and distributors; Palm's ability to compete effectively with existing or new competitors; possible future price cutting or other actions by competitors; and Palm's ability to successfully work with other companies and secure resources to realize the benefits of Palm's alliances.

For a detailed discussion of these risks and uncertainties, see the "Business Environment and Risk Factors" section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

OVERVIEW

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Through 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of September 1, 2000, we had sold over 8.7 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm platform and developed our wireless Internet access service to support Internet-enabled handheld devices. Our revenues have increased from approximately $1 million in fiscal 1995 to approximately $1.06 billion in fiscal 2000. Through our initial public offering and concurrent private placements to America Online, Motorola, and Nokia, we raised net proceeds of $1.17 billion, out of which a dividend of $150 million was paid to 3Com. On July 27, 2000, 3Com completed the distribution of the remaining shares of Palm it owned to the stockholders of 3Com. Immediately prior to the distribution, 3Com owned approximately 94% of the Palm shares outstanding.

Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. A small percentage of our revenues have been derived from licensing our Palm platform or from subscriptions to our wireless Internet access service. With our expanded focus on Palm platform licensing and Internet services and solutions, we expect that an increasing portion of our revenues in future periods will come from these sources, although they will still represent a relatively small portion of our total revenues in fiscal 2001. International revenues represented 31% of total revenues in both the first quarter of fiscal 2001 and the first quarter of fiscal 2000. International revenues have generally been increasing as a percentage of total revenues, and this trend is expected to continue, although there may be quarters in which international revenues decline as a percentage of total revenue. We believe that we will continue to experience strong growth in unit shipments of our Palm handheld devices, although the year over year growth rates may decline on a percentage basis compared to recent levels.

Gross margins as a percentage of revenues remained relatively constant through the third quarter of fiscal 2000, but have declined over the past two quarters. Gross margin levels declined significantly from the first quarter of fiscal 2000 to the first quarter of fiscal 2001, and we anticipate that gross margins in fiscal 2001 will remain lower than gross margins in fiscal 2000. Factors which we believe may contribute to lower gross margins in fiscal 2001 relative to fiscal 2000 include increased competition, introduction of new entry level price point devices, supply constraints for certain components, and an increased percentage of our revenue being derived from wireless Internet services and solutions.

In line with our strategy to expand our business, we expect to continue to make significant strategic investments throughout fiscal year 2001. These investments will focus on development and introduction of new products and Internet solutions, continued expansion into new customer segments and geographic regions, as well as other marketing investments. We also expect to continue to incur some duplication of costs during fiscal 2001 as we continue to build the infrastructure necessary for a stand-alone public company, while also paying 3Com to perform certain of these services under transition service agreements. In addition, we expect to incur costs related to our separation from 3Com throughout fiscal 2001.

Due primarily to the impact of these factors, our operating margins declined in the first quarter of fiscal 2001 as compared to the same period in the previous year. We anticipate our operating margins will continue to be lower in fiscal 2001 than they were in fiscal 2000, and there may be quarters in which we report operating losses as we invest to expand our business, take advantage of market opportunities and execute our strategic plan as an independent stand-alone company. Furthermore, we intend to make strategic acquisitions, which will likely result in amortization costs that could adversely effect our operating results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm's condensed consolidated statements of operations:


                                                                Three Months Ended
                                                                ------------------
                                                           September 1,        August 27,
                                                              2000               1999
                                                           ------------        ----------
     Revenues                                                 100.0%            100.0%
     Cost of revenues                                          61.7              55.7
                                                              ------             ------
     Gross profit                                              38.3              44.3
     Operating expenses:
        Sales and marketing                                    19.0              24.1
        Research and development                                7.6               6.9
        General and administrative                              5.1               4.0
        Amortization of goodwill and
         intangible assets                                      1.3               0.3
        Purchased in-process
         technology                                             0.2                 -
        Separation costs                                        0.4                 -
                                                              ------             ------
          Total operating expenses                             33.6              35.3
                                                              ------             ------
     Operating income                                           4.7               9.0
     Interest and other income (expense), net                   3.3                 -
                                                              ------             ------
     Income before income taxes                                 8.0               9.0
     Income tax provision                                       3.7               3.5
                                                              ------             ------
     Net income                                                 4.3%              5.5%
                                                              ======             ======
     Effective tax rate (percentage of income
       before income taxes)                                    46.0%             38.9%

     Excluding amortization of goodwill and
       intangible assets, purchased in-process
       technology and separation costs:
        Total operating expenses                               31.7%             35.0%
        Operating income                                        6.6%              9.3%
        Effective tax rate                                     40.0%             38.9%

REVENUES

Revenues for the first quarter of fiscal 2001 were $401.0 million, an increase of $224.5 million or 127% over revenues for the same quarter of the previous year. This increase was primarily due to higher unit shipments, offset by a moderate decline in the average selling price. The decline in average selling price was due in part to the new product launch of the m100, an entry-level device with the lowest suggested retail price of any Palm handheld to date. Revenues increased in all geographic areas, with Europe experiencing the highest growth rate. International revenues represented 31% of total revenues in both the first quarter of fiscal 2001 and the first quarter of fiscal 2000.

GROSS PROFIT

Gross profit was $153.5 million for the first quarter of fiscal 2001, increasing by 96% over the same period in fiscal 2000. Gross profit as a percentage of revenues was 38.3% for the first quarter of fiscal 2001, declining by 6.0 percentage points compared to the first quarter of fiscal 2000. This decline was primarily attributable to a shift in revenue mix towards products with lower average selling prices and lower gross profit margins. In addition, gross profit was impacted by the effect of purchasing certain supply-constrained components at premiums.

SALES AND MARKETING

Sales and marketing expenses were $76.0 million for the first quarter of fiscal 2001, increasing by 79% compared to the same period in fiscal 2000. Sales and marketing expenses decreased as a percentage of revenues from 24.1% in the first quarter of fiscal 2000 to 19.0% for the same period of fiscal 2001, as expenses were spread over a higher revenue base. The increase in absolute dollars compared to the prior year was due to increased spending on demand generation advertising and marketing programs, headcount and related expenses, and expenses related to the worldwide branding campaign which began in the fourth quarter of fiscal 2000 and continued into the first quarter of fiscal 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses were $30.3 million for the first quarter of fiscal 2001, increasing by 150% compared to the same period in fiscal 2000. Research and development expenses increased as a percentage of revenue from 6.9% in the first quarter of fiscal 2000 to 7.6% in the first quarter of fiscal 2001. The increases in absolute dollars and as a percentage of revenues compared to the prior year were primarily due to increased spending on headcount and related expenses. These increases were required to support an increasing number of new product introductions, and to expand Palm's development efforts into new product areas such as wireless Internet solutions, platform licensing and web based calendaring.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $20.5 million for the first quarter of fiscal 2001, increasing by 186% compared to the same period in fiscal 2000. General and administrative expenses increased as a percentage of revenues from 4.0% in the first quarter of fiscal 2000 to 5.1% in the first quarter of fiscal 2001. The increases in absolute dollars and as a percentage of revenues were primarily due to increased spending for headcount and related expenses, in order to build the infrastructure necessary for a stand-alone public company, particularly in areas such as finance, human resources and legal, while at the same time continuing to pay 3Com for transitional services.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

Amortization of goodwill and intangible assets was $5.2 million for the first quarter of fiscal 2001, compared to $0.5 million for the same period in fiscal 2000. The increase relates to the amortization of goodwill and other intangible assets resulting from the acquisitions of AnyDay.com and Actual Software which closed in June 2000 and May 2000, respectively.

PURCHASED IN-PROCESS TECHNOLOGY

Purchased in-process technology for the first quarter of fiscal 2001 relates to the acquisition of AnyDay.com in June 2000. Approximately $0.9 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and accordingly, was charged to operations.

SEPARATION COSTS

Separation costs of $1.8 million for the first quarter of fiscal 2001 consist of costs associated with the process of becoming a stand-alone, publicly held company, including consulting and professional fees. We expect to continue to incur separation costs over the remainder of fiscal 2001.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), on a net basis was $13.2 million for the first quarter of fiscal 2001, compared to a nominal amount for the same period in fiscal 2000. Substantially all of the interest income relates to the interest earned on the proceeds of the initial public offering and private placements. We anticipate that interest income is likely to decline from quarter to quarter over the remainder of fiscal 2001, as we make investments in order to execute our strategic plan as an independent public company.

INCOME TAX PROVISION

The effective tax rate for the first quarter of fiscal 2001 was 46.0%, up from 38.9% for the first quarter of fiscal 2000. Excluding the effect of non-deductible goodwill amortization and purchased in-process technology, the effective tax rate for the first quarter of fiscal 2001 was 40.0%, which represents a slight decrease from the 41.0% effective rate for the full year of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 1, 2000 were $703.2 million, compared to $1,062.1 million at June 2, 2000. The decrease of $358.9 million was attributable to cash used in operating activities of $55.1 million and cash used in investing activities of $305.7 million, offset by cash provided by financing activities of $1.9 million.

Cash used in operating activities consisted of net income, adjusted for non-cash charges and changes in non-cash working capital assets and liabilities. The most significant changes in non-cash working capital assets and liabilities were increases in accounts receivable and prepaid and other current assets, offset partially by increases in accounts payable and other accrued liabilities. Cash used in investing activities of $305.7 million consisted primarily of purchases of short-term investments of $224.4 million, the net impact of the acquisition of AnyDay.com of $67.0 million and purchases of property and equipment of $12.1 million. Cash provided by financing activities of $1.9 million consisted primarily of the proceeds from the issuance of common stock resulting from stock option exercises, offset by the repayment of debt assumed through the acquisition of AnyDay.com.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Subsequent to quarter-end, we entered into an operating lease agreement related to our new corporate campus, for which occupancy is planned beginning in mid-2002. In conjunction with this agreement, we are required to guarantee a minimum residual value for the property and to maintain certain levels of cash collateral over the term of the agreement. Such cash collateral will be classified as non-current restricted cash in our consolidated balance sheet and totaled approximately $225 million at the inception of the lease agreement. As the leased facilities are constructed the amount of cash collateral required to be maintained is expected to increase to at least $400 million. Palm will continue to receive the interest income earned on the cash collateral.

BUSINESS ENVIRONMENT AND RISK FACTORS

COMPANY-SPECIFIC TRENDS AND RISKS:

RISKS RELATED TO OUR BUSINESS

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES TIMELY AND SUCCESSFULLY, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR ABILITY TO GENERATE REVENUES WILL SUFFER.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services quickly, we will be unable to introduce new products and services into the market on a timely basis, if at all. For example, we are currently developing Internet services and content such as web-based calendaring and have also announced new handheld device products which will contain wireless communications and expansion capabilities. We cannot assure you that we will be able to introduce these services and products on a timely basis, or that customer demand for these services and products will meet our expectations.

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

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

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

- Revenue Mix. Our profit margins differ among the handheld device, Palm platform licensing and Internet services parts of our business. In addition, the product mix and sales prices of our device products affects profit margins in any particular quarter. As our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate. For example, increased demand for our licensees' products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

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

- Quarterly Linearity of Revenues. In the last quarter, we recorded approximately 50% of our revenues in the last five weeks of the quarter due to the timing of new product introductions and the availability of components. Shipping a high percentage of our quarterly revenue near the end of the quarter subjects us to risks such as unexpected disruptions in component availability, manufacturing, order management, information systems and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected.

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

We outsource all of our manufacturing to Manufacturers' Services Limited and Flextronics. We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. We depend on Flextronics to manufacture some of our device products at its facilities in Mexico, California, Malaysia and Hungary, and the rest of our device products are manufactured by Manufacturers' Services Limited at its Utah facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks outside our control:

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

We believe that both Manufacturers' Service Limited and Flextronics are currently experiencing significant growth due in part to acquisitions of additional manufacturing facilities. This may present challenges to effectively integrate these new facilities. Operational challenges at Manufacturers' Service Limited or Flextronics could impact their ability to meet our manufacturing requirements, which could have a material adverse effect on our results of operations.

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

Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. Recently, including during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, we have experienced shortages of certain key components, including liquid crystal displays and related components, flash memory chips and dynamic random access memory (DRAM) chips. A number of our suppliers are capacity constrained, due to high industry demand for their components and relatively long lead times required to expand factory capacity. In addition, recently our ability to obtain certain radio frequency integrated circuits has been adversely impacted, due in part to a fire which occurred at one of the manufacturing facilities used by one of our suppliers. Shortages of these radio frequency integrated circuits will impact our ability to produce Palm VIIx devices. In addition, reduced sales of these Palm VIIx devices is likely to limit the growth rate of our Palm.Net service revenues.

Some components, such as displays, power supply integrated circuits, digital signal processors, microprocessors, crystals and several radio frequency and discrete components, come from sole or single source suppliers. Alternative sources are not currently available for these sole and single source components. If suppliers are unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed. In addition, because we rely primarily on one-time purchase orders with our suppliers, including our sole and single source suppliers, we cannot predict with certainty our ability to procure components if the demand for our products exceeds our forecast. If the shortages of liquid crystal displays and related components and flash memory chips or any other key component persists or worsens, we will likely not be able to deliver sufficient quantities of our products to satisfy demand. This could result in quarterly fluctuations in operating results and could result in market share loss to competitors who are able to supply sufficient quantities of their products to meet demand. In addition our costs to purchase these components would increase, which would lower our profits.

WE USE THIRD PARTIES TO PROVIDE SIGNIFICANT OPERATIONAL AND ADMINISTRATIVE SERVICES, AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS WILL SUFFER IF THE LEVEL OF SERVICES DOES NOT MEET OUR REQUIREMENTS.

We use third parties to provide services such as customer service, product distribution, data center operations and desktop support, and facilities services. Should any of these third parties fail to deliver an adequate level of service, our business could suffer.

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

A significant portion of our revenues comes from only a small number of distributors. For example, Ingram Micro and Tech Data represented approximately 22% and 8%, respectively, of our revenues in the quarter ended September 1, 2000. We expect that the majority of our revenues will continue to depend on sales of our handheld devices to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenues and results of operations.

WE RELY ON DISTRIBUTORS, RETAILERS AND RESELLERS TO SELL OUR PRODUCTS, AND DISRUPTIONS TO THESE CHANNELS WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD DEVICES.

Because we sell a significant portion of our products to distributors, retailers and traditional and Internet based resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. Historically, our distributors, retailers and resellers have maintained significant levels of our products in their inventories. However, in both the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, we were generally unable to fully meet the demand for our products from our distributors, retailers and resellers. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

Our distributors, retailers and resellers also sell products offered by our competitors. As previously discussed, for the past two quarters we have generally been unable to fully meet the demand for our products based on orders placed by our distributors, retailers and resellers. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs, those distributors, retailers and resellers may de-emphasize or decline to carry our products or carry our competitors' products instead. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers and resellers. Further, distributors, retailers and resellers may not recommend, or continue to recommend, our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

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

We believe our distributors, retailers and traditional resellers are experiencing intense competition from Internet-based suppliers that distribute directly to end-user customers, and that competition among Internet-based suppliers is also intense. We also sell our products directly to end-user customers from our Palm.com web site. These actions could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

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

- Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited (RIM), Sharp and Palm platform licensees such as Handspring, Sony and TRG.

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

- Our Internet services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless Internet access, information appliances that provide Internet connectivity and other traditional and developing methods. Competitors to our wireless Internet services include RIM and Omnisky. Our subscription-model access business also competes indirectly with other providers of Internet access, ranging from dedicated Internet service providers such as America Online and Earthlink to local phone companies.

We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, in the first half of calendar 2000, Microsoft introduced a new version of its Windows CE operating system. We believe that Microsoft is investing aggressively to assist its licensees in marketing the Pocket PC line of handheld computers based on this new version of the Windows CE operating system. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as the Pocket PC and RIM devices or devices offered by our licensees, such as Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

IF WE FAIL TO EFFECTIVELY RESPOND TO COMPETITION FROM PRODUCTS INTRODUCED BY LICENSEES OF OUR PALM PLATFORM OR IF OUR LICENSEES FAIL TO SELL PRODUCTS BASED ON THE PALM PLATFORM, OUR RESULTS OF OPERATIONS MAY SUFFER AS THE REVENUES WE RECEIVE FROM LICENSE FEES MAY NOT COMPENSATE FOR THE LOSS OF REVENUES FROM OUR DEVICE PRODUCTS.

The success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition, our Palm platform has been licensed by other manufacturers such as Nokia and Kyocera for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform, which could harm our business and results of operations.

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

Recently, there have been reports of computer viruses impacting handheld device operating systems. Viruses and publicity about them may adversely impact sales of our products. In particular, if anti-virus protection which users deem to be adequate is not developed to combat these viruses, this could have a material adverse effect on our business, both in our device business as well as the Internet services and solutions part of our business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS, WHICH COULD CAUSE US TO FAIL TO MEET OUR CUSTOMER DEMAND OR TO ATTRACT NEW CUSTOMERS.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our shipments and headcount substantially. At December 31, 1999, we had a total of approximately 652 employees. At September 1, 2000 we had a total of approximately 1,188 employees. In addition, we plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources and increase our expenses.

We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. While we have implemented stand-alone versions of most of the transaction processing systems historically used by 3Com, we intend to implement new systems over the next 3-12 months that more closely match our business needs and to incur significant additional expenses in connection with those systems. In addition, we will need to continue to expand, train and manage our work force worldwide.

We recently acquired two companies, and may make additional strategic acquisitions in the future. Acquisitions will make it more difficult to effectively manage our growth, due to a number of factors including the addition of new employees, the expansion of our operations into new geographic areas and the increased geographic dispersion of our personnel, and the expansion of our product and service offerings. If we are not able to successfully integrate acquired companies into our business, our results of operations could be adversely impacted.

THE MARKET FOR THE DELIVERY OF INTERNET SERVICES THROUGH HANDHELD DEVICES IS NEW AND RAPIDLY EVOLVING, AND OUR BUSINESS AND OUR ABILITY TO GENERATE REVENUES FROM OUR HANDHELD DEVICES, PALM PLATFORM OR INTERNET SERVICES COULD SUFFER IF THIS MARKET DOES NOT DEVELOP OR WE FAIL TO ADDRESS THIS MARKET EFFECTIVELY.

The market for the delivery of Internet services through handheld devices is new and rapidly evolving. In addition, our Internet services strategy has been developed only recently, and we must continue to adapt it to compete in the rapidly evolving Internet services market. We currently offer our Palm.Net service, a subscription-based wireless access service that enables users of the Palm VII family of handhelds to access web-clipped content on the Internet. We are currently developing additional functionality for our Internet services and solutions. Other competitors have introduced or developed, or are in the process of introducing or developing competing Internet services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the Internet services provided by us or that individuals will widely adopt our handheld devices as a means of accessing Internet services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our Internet services and solutions is less than anticipated, our ability to expand our business could be impacted. In addition, our ability to produce Palm VIIx devices is currently constrained, thereby limiting the growth of new subscribers to our Palm.Net services.

WE MAY NOT BE ABLE TO DELIVER INTERNET ACCESS IF OUR WIRELESS CARRIER RAISES ITS RATES, DISCONTINUES DOING BUSINESS WITH US OR DOES NOT DELIVER ACCEPTABLE SERVICE.

The future success of our Internet services business substantially depends on the capacity, affordability, reliability and security of our wireless networks. Only a small number of wireless providers offer the network services we require. We currently rely on BellSouth Wireless Data to provide all of our Palm VII and Palm VIIx handheld wireless network services pursuant to an agreement. Our agreement with BellSouth permits each party to terminate the agreement on an annual basis. If BellSouth failed to provide us with service at rates acceptable to us or at all, we may not be able to provide Internet access to our users. In addition, our Palm VII series of products are configured around the frequency standard used by BellSouth. If we needed to switch to another wireless carrier, we would have to redesign significant portions of our software and hardware to permit transmission on a different frequency. Users of Palm VII series products existing before the redesign would not be able to access the service provided by the new wireless carrier. If we were required to redesign these elements, our business could be adversely affected. If BellSouth delivers unacceptable service, the quality of our Internet services would suffer and we would likely lose users who are dissatisfied with our service. For example, we are aware that BellSouth, like other wireless carriers, has experienced service outages from time to time in their wireless data network.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR WIRELESS INTERNET SERVICES INTO INTERNATIONAL MARKETS.

BellSouth provides wireless data services only in the United States. We intend to expand our network services to support Internet services internationally, but doing so will require us to enter into new relationships with wireless providers abroad. We may not be able to enter into relationships with international wireless carriers which are on favorable terms to us. In addition, because many international wireless carriers use different standards and transmit data on different frequencies than BellSouth, we are likely to incur incremental expenses related to the redesign of significant portions of our software and hardware. Furthermore, our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay or otherwise negatively impact our strategy of expanding our wireless Internet services into international markets.

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

We may not be able to achieve any or all of the necessary components of a successful e-commerce operation. We intend to expand our Palm.com and Palm.net websites. This expansion will require additional expenditures. We have little experience in implementing or operating a direct e-commerce business, and if we are not successful in operating it or in successfully managing our current sales channels alongside our direct e-commerce channel, our operating results could be adversely affected.

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

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO HIRE, RETAIN AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we or our customers or Palm platform licensees are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. For a description of pending lawsuits involving claims that we are infringing a third party's intellectual property, refer to Part II--Item 1--Legal Proceedings of this Report on Form 10-Q.

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue. In addition, several of the facilities where our devices are manufactured are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, several companies have recently reported decreased demand from European customers, which they have attributed to unfavorable exchange rate fluctuations and higher oil prices. Although substantially all of our revenues are denominated in U.S. dollars, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, such as the recent decline of the

Euro relative to the US dollar, our business could be negatively impacted by decreases in demand for our products or reductions in gross margins. Notwithstanding the recent exchange rate fluctuations, in the first quarter of fiscal 2001 our European customers requested more products than we supplied.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS AND INVESTMENTS WHICH COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS IF UNSUCCESSFUL.

We recently acquired Actual Software and Anyday.com. We often evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

In addition, we have recently designated up to $50 million for strategic investments in other companies which provide products and services which are complementary to ours. If these investments are unsuccessful, this could have a material adverse impact on our results of operations and financial position.

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

WE CANNOT PREDICT THE IMPACT OF RECENT ACTIONS AND COMMENTS BY THE SEC AND FASB

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

RISKS RELATED TO OUR SEPARATION FROM 3COM

BECAUSE WE CURRENTLY USE PORTIONS OF 3COM'S NETWORK INFRASTRUCTURE, REAL ESTATE FACILITIES, AND RELATED SITE SERVICES, OUR ABILITY TO OPERATE OUR BUSINESS COULD BE IMPACTED BY DISRUPTIONS IN SERVICE LEVELS FROM 3COM.

We continue to rely upon the network infrastructure and certain other systems provided and maintained by 3Com. We are in the process of migrating to our own network infrastructure which we intend to outsource to a third party. We may experience network interruptions related to either the current 3Com network infrastructure or the migration to our new network infrastructure maintained by a third party.

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

In addition, we currently lease office space from 3Com in Santa Clara and other locations. We have entered into arrangements with 3Com to lease our Santa Clara facilities under a lease that is terminable with six months notice beginning in July 2001 and expires in February 2003. After this transition period, we will need to secure alternative facilities. We recently announced our intention to build a new campus which we intend to be available in mid 2002. We are currently in the process of locating additional space and negotiating the lease terms to meet our expected facilities requirements until the new campus is available. If we fail to successfully conclude this negotiation process, or fail to find other replacement facilities in a timely fashion, our business will be harmed.

The agreements with 3Com for these services and leases were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from 3Com. The prices charged to us under these agreements may be lower than the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves.

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

Our historical costs and expenses include allocations from 3Com for centralized corporate services and infrastructure costs, including legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and engineering.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW AND OUR ADOPTION OF A STOCKHOLDER RIGHTS PLAN MAY DELAY OR PREVENT ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF YOUR SHARES.

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

Our board of directors adopted a stockholder rights plan, pursuant to which we will issue a dividend of one right for each share of common stock held by stockholders of record as of November 6, 2000. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to purchase shares of our preferred stock, or shares of an acquiring entity, equal to twice the exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Palm's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash, cash equivalents and short-term investments as of September 1, 2000. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of September 1, 2000, all investments mature within one year and are carried at amortized cost, which approximates fair market value.

Subsequent to quarter-end, we entered into an operating lease agreement related to our new corporate campus, for which occupancy is planned beginning in mid-2002. In conjunction with this agreement, we are required to guarantee a minimum residual value for the property and to maintain certain levels of cash collateral over the term of the agreement. Such cash collateral will be classified as non-current restricted cash in our consolidated balance sheet and totaled approximately $225 million at the inception of the lease agreement. As the leased facilities are constructed the amount of cash collateral required to be maintained is expected to increase to at least $400 million. Palm will continue to receive the interest income earned on the cash collateral.

FOREIGN CURRENCY EXCHANGE RATE RISK

Prior to our separation from 3Com, our exposure to foreign currency exchange rate risk was managed on an enterprise-wide basis as part of 3Com's risk management strategy. This strategy utilized foreign exchange forward and option contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Having now separated from 3Com, we will manage our exchange rate risk on an independent basis. Currently, substantially all of our revenues are denominated in US dollars. We do not currently and do not intend in the future to utilize derivative financial instruments for trading purposes.

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

On July 22, 1999, Palm filed a copyright infringement action against Olivetti and CompanionLink in the United States District Court for the Northern District of California and obtained a preliminary injunction against further distribution, sale, import or export of Olivetti Office USA's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink Software, Inc.), which contained source code copied from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design Ltd., the company responsible for developing the operating system software contained in the daVinci products. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which Palm maintains infringes its copyrights. On October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order cited above. Olivetti has filed a motion seeking leave to assert counterclaims against Palm and 3Com for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter.

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

On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. In an Order dated July 31, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The case is now captioned TELXON CORPORATION V. 3COM INC. (CASE NO. C00-02885 CRB). The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint seeks unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. No trial date has been set. The case is still in the early stages of discovery.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The case is now captioned E-PASS TECHNOLOGIES, INC. V. 3COM CORPORATION, A/K/A 3COM, INC. AND PALM, INC. (Case No. C00 2255-DLH ADR). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. The case is still in the early stages of discovery.

On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is now captioned ROTIS TECHNOLOGIES CORPORATION V. TRACK DATA CORPORATION, PALM, INC. AND SPRINT SPECTRUM L.P. (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is in the preliminary stages of investigating the allegations contained in the suit. No trial date has been set. The case is still in the early stages of discovery.

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


  2.8(2)            Master Transitional Services Agreement between 3Com and the registrant.
  2.9(2)            Real Estate Matters Agreement between 3Com and the registrant.
  2.10(2)           Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11(2)           Indemnification and Insurance Matters Agreement between 3Com and the registrant.
  2.12(1)           Form of Non-U.S. Plan.
  3.1 (1)           Amended and Restated Certificate of Incorporation.
  3.2 (1)           Bylaws.
  4.1 (1)           Reference is made to Exhibits 3.1 and 3.2 hereof.
  4.2 (1)           Specimen Stock Certificate.
 10.1(1)*           1999 Stock Plan.
 10.2(1)*           Form of 1999 Stock Plan Agreements.
 10.3(1)*           1999 Employee Stock Purchase Plan.
 10.4(1)*           Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(3)*           Amended and Restated 1999 Director Option Plan
 10.6(1)*           Form of 1999 Director Option Plan Agreements.
 10.7(1)*           Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)*           Form of Indemnification Agreement entered into by the
                    registrant with each of its directors and executive
                    officers.
 10.9(1)**          RAM Mobile Data USA Limited Partnership Value Added
                    Reseller Agreement between RAM Mobile Data USA
                    Limited Partnership (now BellSouth Wireless Data,
                    L.P.) and the registrant.
 10.10(1)**         Supply Agreement between Manufacturers' Services Salt Lake City
                    Operations, Inc. and the registrant.
 10.11(1)           Common Stock Purchase Agreement between America Online and the registrant.
 10.12(1)           Common Stock Purchase Agreement between Motorola and the registrant.
 10.13(1)           Common Stock Purchase Agreement Between Nokia and the registrant.
 10.14(1)           Form of Management Retention Agreement.
 10.15              Agreement for Purchase and Sale of Land between 3Com Corporation and the Registrant.
  27.1              Financial Data Schedule.

(1) - Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2) - Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.

(3) - Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

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

                                         Palm, Inc.
                                         (Registrant)

Dated:   October 10, 2000             By:    /s/     Judy Bruner
      ---------------------              -------------------------------
                                             Judy Bruner
                                             Senior Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)