Form 10-Q
period 2000-12-01
PALM INC
filed 2001-01-12
CIK 1100389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED DECEMBER 1, 2000     COMMISSION FILE NO.  0-29597

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM      TO


                        ---------------------------------

                                   PALM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                    94-3150688
   ------------------------------                    ------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

       5470 GREAT AMERICA PARKWAY                         95052
        SANTA CLARA, CALIFORNIA                         --------
 --------------------------------------                (Zip Code)
(Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 326-9000

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


                                    YES /X/    NO / /

AS OF JANUARY 2, 2001, 566,450,175 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

THIS REPORT CONTAINS A TOTAL OF 43 PAGES OF WHICH THIS PAGE IS NUMBER 1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PALM, INC.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

               Condensed Consolidated Statements of Operations
               THREE AND SIX MONTHS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999                               3

               Condensed Consolidated Balance Sheets
               DECEMBER 1, 2000 AND JUNE 2, 2000                                                               4

               Condensed Consolidated Statements of Cash Flows
               SIX MONTHS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999                                         5

               Notes to Condensed Consolidated Financial Statements                                            6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                13

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                                         36



PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                                  38

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                40

ITEM 6.    Exhibits and Reports on Form 8-K                                                                   40


Signatures                                                                                                    43



Palm OS and Palm.Net are registered trademarks and Palm is a trademark of Palm, Inc. or its subsidiaries.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   PALM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended                       Six Months Ended
                                             --------------------------------        ---------------------------------
                                               December 1,        November 26,       December 1,         November 26,
                                                  2000                1999              2000                 1999
                                             -------------       ------------        ------------        -------------
Revenues                                     $     522,192       $     258,555       $     923,168       $     435,060

Cost of revenues                                   333,427             148,018             580,940             246,342
                                             -------------       -------------       -------------       -------------

Gross profit                                       188,765             110,537             342,228             188,718
                                             -------------       -------------       -------------       -------------

Operating expenses:
   Sales and marketing                              89,829              59,904             165,830             102,418
   Research and development                         40,993              15,671              71,313              27,805
   General and administrative                       24,865               9,796              45,356              16,956
   Amortization of goodwill
      and intangible assets                          7,504                 507              12,739               1,014
   Purchased in-process
      technology                                         -                   -                 853                   -
   Separation costs                                    802               3,780               2,617               3,780
                                             -------------       -------------       -------------       -------------
         Total operating expenses                  163,993              89,658             298,708             151,973
                                             -------------       -------------       -------------       -------------

Operating income                                    24,772              20,879              43,520              36,745
Interest and other income
   (expense), net                                   12,744                 277              25,988                 214
                                             -------------       -------------       -------------       -------------

Income before income taxes                          37,516              21,156              69,508              36,959
Income tax provision                                17,257               8,294              31,974              14,439
                                             -------------       -------------       -------------       -------------

Net income                                   $      20,259       $      12,862       $      37,534       $      22,520
                                             =============       =============       =============       =============


Net income per share:
     Basic                                   $        0.04       $        0.02       $        0.07       $       0.04
     Diluted                                 $        0.04       $        0.02       $        0.07       $       0.04

Shares used in computing per share amounts:
     Basic                                         565,946             532,000             565,548             532,000
     Diluted                                       571,594             532,000             569,845             532,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amounts)

                                                                             December 1,                 June 2,
                                                                                2000                      2000
                                                                            ------------            ---------------
                                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                               $     742,888            $    1,062,128
   Accounts receivable, net of allowance for doubtful
      accounts of $13,413 and $6,810, respectively                               246,379                   122,276
   Inventories                                                                    33,787                    24,057
   Deferred income taxes                                                          48,397                    34,907
   Prepaids and other                                                             15,831                     9,590
                                                                           -------------            --------------

      Total current assets                                                     1,087,282                 1,252,958

Restricted investments                                                           231,098                         -
Property and equipment, net                                                       41,630                    13,013
Goodwill, intangibles and other assets                                            92,961                    14,330
Deferred income taxes                                                                  -                     2,375
                                                                           -------------            --------------

      Total assets                                                         $   1,452,971            $    1,282,676
                                                                           =============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $     186,849            $      123,106
   Other accrued liabilities                                                     139,663                   117,376
                                                                           -------------            --------------

      Total current liabilities                                                  326,512                   240,482

Non-current liabilities:
   Deferred revenue and other                                                     12,826                    13,006
   Deferred income taxes                                                           2,993                         -

Stockholders' equity:
   Preferred stock, $.001 par value, 125,000 shares
      authorized; none outstanding                                                     -                         -
   Common stock, $.001 par value, 2,000,000 shares
      authorized; outstanding:  December 1, 2000,
      566,410; June 2, 2000, 564,963                                                 566                       565
   Additional paid-in capital                                                  1,076,913                 1,032,449
   Unamortized restricted stock grants                                           (16,841)                  (16,053)
   Retained earnings                                                              49,971                    12,437
   Accumulated other comprehensive income (loss)                                      31                      (210)
                                                                           -------------            --------------

      Total stockholders' equity                                               1,110,640                 1,029,188
                                                                           -------------            --------------

      Total liabilities and stockholders' equity                           $   1,452,971            $    1,282,676
                                                                           =============            ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                             ------------------------------------------
                                                                                 December 1,            November 26,
                                                                                    2000                    1999
                                                                             -----------------       ------------------
Cash flows from operating activities:
     Net income                                                                 $      37,534           $      22,520
     Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                                                   18,629                   4,395
       Tax benefit from employee stock plans                                           13,591                       -
       Amortization of restricted stock                                                 3,136                       -
       Loss on disposal of property and equipment                                           7                     872
       Deferred income taxes                                                          (11,211)                 (5,449)
       Purchased in-process technology                                                    853                       -
       Changes in assets and liabilities:
           Accounts receivable                                                       (123,839)                (33,887)
           Inventories                                                                 (9,730)                (24,509)
           Prepaids and other                                                          (6,301)                 (1,144)
           Accounts payable                                                            62,106                  53,435
           Other accrued liabilities                                                   10,983                  50,039
                                                                                -------------           -------------

Net cash provided by (used in) operating activities                                    (4,242)                 66,272
                                                                                --------------          -------------

Cash flows from investing activities:
     Purchases of property and equipment                                              (31,118)                 (5,717)
     Acquisition of business, net of cash acquired                                    (67,023)                      -
     Purchases of restricted investments                                             (231,098)                      -
     Purchases of equity investments                                                   (6,880)                      -
     Other, net                                                                             -                    (593)
                                                                                -------------           --------------

Net cash used in investing activities                                                (336,119)                 (6,310)
                                                                                --------------          --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                            22,278                       -
     Net transfers to 3Com Corporation                                                      -                 (30,276)
     Other, net                                                                        (1,157)                   (596)
                                                                                --------------          --------------

Net cash provided by (used in) financing activities                                    21,121                 (30,872)
                                                                                -------------           --------------

Change in cash and cash equivalents                                                  (319,240)                 29,090
Cash and cash equivalents, beginning of period                                      1,062,128                     478
                                                                                -------------           -------------

Cash and cash equivalents, end of period                                        $     742,888           $      29,568
                                                                                =============           =============

Other cash flow information:
            Cash paid for income taxes                                          $      12,913           $           -
                                                                                =============           =============
            Cash paid for interest                                              $          18           $          11
                                                                                =============           =============
            Unrealized gain/loss on investments                                 $         103           $           -
                                                                                =============           =============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PALM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

         The condensed consolidated financial statements have been prepared by Palm, Inc. ("Palm," "us," "we," or "our"), without audit, pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm's financial position as of December 1, 2000, and Palm's results of operations and cash flows for the three and six months ended December 1, 2000 and November 26, 1999. Certain prior year balances have been reclassified to conform to the current year presentation.

         Palm has a 52-53 week fiscal year ending on the Friday nearest to May
         31. Accordingly, fiscal 2001 will end on June 1, 2001, resulting in a 52-week fiscal 2001, compared to 53 weeks for fiscal 2000. The results of operations for the three and six months ended December 1, 2000 may not be indicative of the results to be expected for the fiscal year ending June 1, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

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

         Through February 25, 2000, the condensed consolidated financial statements include allocations of certain 3Com expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing, engineering, and other 3Com corporate services and infrastructure costs. The expense allocations were determined on the bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided or the benefit received by Palm. The allocation methods used included relative revenues, headcount and square footage. Management believes that the expenses allocated to Palm are representative of the operating expenses it would have incurred had Palm been operated on a stand-alone basis.

         The allocated amounts from 3Com included in Palm's condensed consolidated statement of operations for the six months ended November 26, 1999 were as follows (in thousands):

         Cost of revenues                                   $     6,333
         Sales and marketing                                     13,209
         Research and development                                 3,746
         General and administrative                               9,657
         Other (income) and expense, net                           (214)

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

         Palm's legal separation from 3Com occurred on February 26, 2000 ("the separation date"), at which time Palm began to operate independently from 3Com. Beginning in the fourth quarter of fiscal 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, Palm continues to incur amounts payable to 3Com under transitional service agreements, under which 3Com provides services such as information systems, real estate and transaction processing in accounting and human resources. Amounts charged by 3Com to Palm under transitional service agreements and facilities lease agreements and included in operating expenses during the six months ended December 1, 2000 totaled $16.9 million.

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

         In May 2000, Palm entered into an agreement with 3Com relating to the acquisition of approximately 39 acres of land located in San Jose, California. Palm assigned its obligations under the agreement to a third party in conjunction with an operating lease agreement which Palm entered into in September 2000, and which was amended and finalized in November 2000 (see Note 9 to the condensed consolidated financial statements).

3.       Comprehensive Income

         The components of comprehensive income are as follows (in thousands):

                                                                  Three Months Ended                  Six Months Ended
                                                            -------------------------------    -------------------------------
                                                             December 1,      November 26,      December 1,      November 26,
                                                                2000              1999             2000              1999
                                                            ------------     --------------    -------------    --------------
         Net income                                         $    20,259      $    12,862       $    37,534      $    22,520

         Other comprehensive income:
             Unrealized gain (loss) on investments                  (19)               -               103                -
             Change in accumulated translation adjustments          135              154               138              169
                                                            ------------     --------------    -------------    --------------
         Total comprehensive income                         $    20,375      $    13,016       $    37,775      $    22,689
                                                            ============     ==============    =============    ==============

4.       Net Income Per Share

         Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was approximately 5,648,000 and 4,297,000 shares for the three and six months ended December 1, 2000, respectively. For the corresponding periods of fiscal 2000, there was no dilutive effect from stock options, as there were no Palm stock options outstanding.

5.       Inventories

         Inventories consist of (in thousands):

                                                             December 1,         June 2,
                                                                2000              2000
                                                            -----------      -----------
         Finished goods                                     $    29,023      $    22,557
         Work-in-process                                          4,764            1,500
                                                            -----------      -----------

                                                            $    33,787      $    24,057
                                                            ===========      ===========

6.       Acquisition of AnyDay.com

         During the first quarter of fiscal 2001, Palm completed the acquisition of AnyDay.com. The total purchase price of $85.7 million consisted of $71.4 million of cash, $4.7 million of stock options assumed, contractual commitments of $9.2 million and direct transaction costs of $0.4 million. Total liabilities assumed in the transaction of $13.7 million included accounts payable, accrued liabilities, contractual commitments, and long-term debt.

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

7.       Litigation

         Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could adversely affect Palm's business, results of operations or financial condition.

         On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. patent 5,596,656 entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the District Court on June 6, 2000, the District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. Xerox has filed a brief in support of its appeal, and we have filed our responsive brief with the court. No date for oral argument has been set.

         On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. Olivetti has filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California.

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

         On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The U.S. District Court scheduled a Markman hearing for May 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

         On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned Rotis Technologies Corporation
         v. Track Data Corporation, Palm, Inc. and Sprint FON Group (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is investigating the allegations contained in the suit. No discovery has been exchanged. No trial date has been set.

         In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, WaveWare, Telxon and Penright!, E-Pass, Rotis and Olivetti litigation.

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

         In December 1999, the Securities and Exchange Commission (`SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. SAB 101 will be effective in the fourth quarter of our fiscal year ending June 1, 2001. The adoption of SAB 101 is not expected to have a significant impact on our financial position or results of operations.

9.       Commitments and Contingencies

         In November 2000, Palm entered into a seven-year master lease agreement with Societe Generale Financial Corporation relating to its future headquarters facility that will be constructed in San Jose, California. The property site is approximately 39 acres, and is intended to eventually accommodate 1.6 million square feet of general office facilities. Rental payments under the lease agreement will be indexed to the London Interbank Offered Rate, applied to the total cost of the lease. The total cost of the lease will include the cost of the land plus the construction cost of the first phase of the facilities (approximately 620,000 square feet) which together are expected to cost up to $460 million. Palm has the ability to purchase the property from the lessor at any time prior to the expiration of the lease for the remaining lease balance, and may, at its option, remarket the property prior to the end of the lease. Palm has guaranteed the payment and performance of the lessor under certain promissory notes made by the lessor with respect to the property. Under the terms of the lease agreements, Palm is required to place on deposit up to $460 million of investment securities as collateral for the term of the lease. As of December 1, 2000, the amount of the collateral was approximately $231 million. As the leased facilities are constructed and interest accrues on the amount funded by the lessor, the amount of cash collateral will increase over time. The investment securities are restricted as to their withdrawal from a third party trustee and are classified as restricted investments on Palm's balance sheet. Palm will continue to receive the interest income earned on the investments deposited as collateral.

10.      Subsequent Events

         In December 2000, Palm announced a definitive agreement to acquire WeSync.com, Inc., a developer of group and wireless synchronization technology, for $40 million to $45 million in cash or stock, depending on circumstances at the time of closing. The transaction will be accounted for using the purchase method of accounting and is expected to close during the third quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: the intention to continue pursuing licensing opportunities for the Palm platform; the intention to expand Internet services and solutions; the intention to continue to expand Palm's international business; the intention to make strategic investments to develop and introduce products and Internet solutions; the intention to make strategic acquisitions; Palm's expectation that its acquisition of WeSync.com, Inc. will close during the third quarter of fiscal 2001; Palm's expectation that an increasing portion of its revenues will come from Palm platform licensing and Internet services and solutions; Palm's expectation that international revenues will continue to increase as a percentage of total revenues; Palm's belief that it will continue to experience strong growth in unit shipments of Palm handheld devices; Palm's expectation of future gross margins; Palm's expectation that it will continue to make significant strategic investments throughout fiscal year 2001; Palm's anticipation of future operating margins and interest income; and Palm's belief that its cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. These risks and uncertainties include, among others: possible development or marketing delays with the products and solutions to be offered; potential defects in the products and solutions to be developed; the acceptance by the market of these products and solutions; possible fluctuations in demand for Palm's products and services; Palm's ability to anticipate demand for its products and services in order to secure sufficient quantities or cost-effective production and avoid costly excess production or inventories; Palm's dependence on suppliers and distributors; Palm's acquisition of WeSync.com, Inc. is subject to certain closing conditions and approvals; Palm's ability to compete effectively with existing or new competitors; and possible future price cutting or other actions by competitors.

For a detailed discussion of these risks and uncertainties, see the "Business Environment and Risk Factors" section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.


OVERVIEW

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Through 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of December 1, 2000, we had sold nearly 10.9 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm platform and developed our wireless Internet access service to support Internet-enabled handheld devices. Our revenues have increased from approximately $1 million in fiscal 1995 to $1.06 billion in fiscal 2000. Through our initial public offering and concurrent private placements to America Online, Motorola, and Nokia, we raised net proceeds of $1.17 billion, out of which a dividend of $150 million was paid to 3Com. On July 27, 2000, 3Com completed the distribution of the remaining shares of Palm it owned to the stockholders of 3Com. Immediately prior to the distribution, 3Com owned approximately 94% of the Palm shares outstanding.

Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. A small percentage of our revenues has been derived from licensing our Palm platform or from subscriptions to our wireless Internet access service. With our expanded focus on Palm platform licensing and Internet services and solutions, we expect that an increasing portion of our revenues in future years will come from these sources, although they will still represent a relatively small portion of our total revenues in fiscal 2001. International revenues represented 35% of total revenues in the first six months of fiscal 2001, compared to 32% of revenues for the first six months of fiscal 2000. International revenues have generally been increasing as a percentage of total revenues, and this trend is expected to continue, although there may be quarters in which international revenues decline as a percentage of total revenue. We believe that we will continue to experience strong growth in unit shipments of our Palm handheld devices, although the year over year growth rates may decline on a percentage basis compared to recent levels.

Gross margins as a percentage of revenues remained relatively constant through the third quarter of fiscal 2000, but have declined over the past three quarters. Gross margin levels declined significantly in each of the first two quarters of fiscal 2001 compared to the corresponding periods in fiscal 2000, and we anticipate that gross margins throughout the remainder of fiscal 2001 will be lower than gross margins in the second quarter of fiscal 2001. Factors which we believe may contribute to lower gross margins in fiscal 2001 relative to fiscal 2000 include an increasing percentage of revenues derived from entry level price point devices, price reductions and promotional programs on certain products, and higher prices paid for certain supply constrained components.

In line with our strategy to expand our business, we expect to continue to make significant strategic investments throughout fiscal year 2001. These investments will focus on development and introduction of new products and Internet solutions, as well as continued investment in sales and marketing. In addition, we will continue to pay 3Com for certain transition services as well as incurring costs related to our separation from 3Com throughout fiscal 2001.

Due primarily to the impact of these factors, our operating margins as a percentage of revenues declined in fiscal 2001 as compared to fiscal 2000. We anticipate our operating margins will continue to be lower in fiscal 2001 than they were in fiscal 2000. Furthermore, we intend to make strategic acquisitions, which will likely result in amortization costs that could adversely effect our operating results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm's condensed consolidated income statements:

                                                             Three Months Ended                         Six Months Ended
                                                       ------------------------------         ------------------------------
                                                        December 1,     November 26,           December 1,     November 26,
                                                           2000            1999                  2000             1999
                                                       -------------   --------------         -------------   --------------
     Revenues                                             100.0%           100.0%               100.0%            100.0%
     Cost of revenues                                      63.9             57.2                  62.9              56.6
                                                       -------------   --------------         -------------   --------------
     Gross profit                                          36.1             42.8                  37.1              43.4
     Operating expenses:
         Sales and marketing                               17.2             23.1                  18.0              23.5
         Research and development                           7.8              6.1                   7.7               6.4
         General and administrative                         4.8              3.8                   4.9               3.9
         Amortization of goodwill
          and intangible assets                             1.4              0.2                   1.4               0.2
         Purchased in-process
          technology                                          -                -                   0.1                 -
         Separation costs                                   0.2              1.5                   0.3               0.9
                                                       -------------   --------------         -------------   --------------
             Total operating expenses                      31.4             34.7                  32.4              34.9
                                                       -------------   --------------         -------------   --------------
     Operating income                                       4.7              8.1                   4.7               8.5
     Interest and other income (expense)                    2.5              0.1                   2.8                 -
                                                       -------------   --------------         -------------   --------------
     Income before income taxes                             7.2              8.2                   7.5               8.5
     Income tax provision                                   3.3              3.2                   3.4               3.3
                                                       -------------   --------------         -------------   --------------
     Net income                                             3.9%             5.0%                  4.1%              5.2%
                                                       =============   ==============         =============   ==============

     Effective tax rate                                    46.0%            39.2%                 46.0%             39.1%

     Excluding amortization of goodwill
     and intangible assets, purchased in-
     process technology and separation costs:
         Total operating expenses                          29.8%            33.0%                 30.6%             33.8%
         Operating income                                   6.3%             9.8%                  6.5%              9.6%
         Effective tax rate                                40.0%            39.2%                 40.0%             39.1%


REVENUES

Revenues for the second quarter ended December 1, 2000 were $522.2 million, an increase of $263.6 million or 102% over revenues for the same quarter of the previous year. Revenue growth was primarily driven by a 137% increase in unit shipments of Palm devices, offset by a 19% decline in the blended average selling price. The decrease in the average selling price was largely attributable to the introduction of our new entry level m100 device, and price reductions on other devices. Revenues increased in all geographic areas, with international regions growing at a faster rate than the United States. International revenues for the second quarter of fiscal 2001 were 38% of revenues compared with 33% of revenues in the same period of fiscal 2000.

Revenues for the six months ended December 1, 2000 were $923.2 million, an increase of $488.1 million or 112% over revenues for the same period of the previous year. The increase in revenues was primarily due to a 144% increase in unit shipments of Palm devices, offset by a 16% decline in the blended average selling price. Revenues increased in all geographic areas, with international regions growing at a faster rate than the United States. International revenues for the first six months of fiscal 2001 were 35% of revenues compared with 32% of revenues in the same period of fiscal 2000.

GROSS PROFIT

Gross profit was $188.8 million and $342.2 million for the second quarter and first six months of fiscal 2001, increasing by 71% and 81%, respectively, over the corresponding periods in fiscal 2000. Gross profit as a percentage of revenues was 36.1% and 37.1% for the second quarter and first six months of fiscal 2001, declining by 6.7 and 6.3 percentage points, respectively, compared to the corresponding periods in fiscal 2000. These declines were primarily attributable to a shift in product mix towards products with lower average selling prices and lower gross profit margins. In addition, gross profit in each period of fiscal 2001 was negatively impacted by the added cost of purchasing certain supply-constrained components at premiums.

SALES AND MARKETING

Sales and marketing expenses were $89.8 million and $165.8 million for the second quarter and first six months of fiscal 2001, increasing by 50% and 62%, respectively, as compared to the same periods in fiscal 2000. Sales and marketing expenses decreased as a percentage of revenue from 23.5% for the first six months of fiscal 2000 to 18.0% in the same period of fiscal 2001. The increases in absolute dollars compared to the prior year periods were due to increased spending on worldwide branding efforts, demand generation activities, media advertising, tradeshows, headcount and related expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses were $41.0 million and $71.3 million for the second quarter and first six months of fiscal 2001, increasing by 162% and 156%, respectively, as compared to the same periods in fiscal 2000. Research and development expenses increased as a percentage of revenue from 6.4% for the first six months of fiscal 2000 to 7.7% in the same period of fiscal 2001. The increases compared to the prior year periods were primarily due to increased headcount and related expenses to support new product introductions, and expansion of development efforts in areas such as wireless Internet solutions and future versions of the Palm OS operating system.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $24.9 million and $45.4 million for the second quarter and first six months of fiscal 2001, increasing by 154% and 167%, respectively, as compared to the same periods in fiscal 2000. General and administrative expenses increased as a percentage of revenue from 3.9% for the first six months of fiscal 2000 to 4.9% in the same period of fiscal 2001. The increases compared to the prior year periods were primarily due to increased spending for headcount and related expenses, in order to build the infrastructure necessary for a stand-alone public company, particularly in areas such as finance, human resources and legal, while at the same time paying 3Com for transitional services.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

Amortization of goodwill and intangible assets were $7.5 million and $12.7 million for the second quarter and first six months of fiscal 2001, compared to $0.5 million and $1.0 million for the corresponding periods in fiscal 2000. The increases relate to amortization charges resulting from the acquisitions of Actual Software and AnyDay.com, which closed in May 2000 and June 2000, respectively.

PURCHASED IN-PROCESS TECHNOLOGY

Purchased in-process technology for the first six months of fiscal 2001 relates to the acquisition of AnyDay.com in June 2000. Approximately $0.9 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations in first quarter of fiscal 2001.

SEPARATION COSTS

Separation costs, relating to our separation from 3Com, were $0.8 million and $2.6 million for the second quarter and first six months of fiscal 2001, compared to $3.8 million for both the second quarter and first six months of fiscal 2000. We expect to continue to incur separation costs over the remainder of fiscal 2001.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), on a net basis was $12.7 million and $26.0 million for the second quarter and first six months of fiscal 2001, as compared to a nominal amount for each period in fiscal 2000. Substantially all of the interest income relates to the interest earned on the proceeds of the initial public offering and private placements. We anticipate that interest income is likely to decline over the remainder of fiscal 2001, as we make acquisitions or other investments in order to execute our strategic plan.

INCOME TAX PROVISION

The effective tax rate for the first six months of fiscal 2001 was 46.0%, up from 39.1% for the first six months of fiscal 2000. Excluding the effect of non-deductible amortization of goodwill and intangible assets and purchased in-process technology, the effective tax rate for the second quarter and first six months of fiscal 2001 was 40.0%, which represents a slight decline from the 41.0% effective rate for the full year of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 1, 2000 were $742.9 million, compared to $1,062.1 million at June 2, 2000. The decrease of $319.2 million for the six months ended December 1, 2000 was attributable to cash used in investing activities of $336.1 million and cash used in operating activities of $4.2 million, offset by cash provided by financing activities of $21.1 million.

Cash used in investing activities of $336.1 million consisted primarily of purchases of restricted investments of $231.1 million related to collateral deposits required under a lease agreement, the net cash utilized for the acquisition of AnyDay.com of $67.0 million and purchases of property and equipment of $31.1 million. Cash provided by financing activities of $21.1 million consisted primarily of the proceeds from the issuance of common stock resulting from employee stock plan activity.


In November 2000, Palm entered into a seven-year master lease agreement with Societe Generale Financial Corporation relating to its future headquarters facility that will be constructed in San Jose, California. The property site is approximately 39 acres, and is intended to eventually accommodate 1.6 million square feet of general office facilities. Rental payments under the lease agreement will be indexed to the London Interbank Offered Rate, applied to the total cost of the lease. The total cost of the lease will include the cost of the land plus the construction cost of the first phase of the facilities (approximately 620,000 square feet) which together are expected to cost up to $460 million. Palm has the ability to purchase the property from the lessor at any time prior to the expiration of the lease for the remaining lease balance, and may, at its option, remarket the property prior to the end of the lease. Palm has guaranteed the payment and performance of the lessor under certain promissory notes made by the lessor with respect to the property. Under the terms of the lease agreements, Palm is required to place on deposit up to $460 million of investment securities as collateral for the term of the lease. As of December 1, 2000, the amount of the collateral was approximately $231 million. As the leased facilities are constructed and interest accrues on the amount funded by the lessor, the amount of cash collateral will increase over time. The investment securities are restricted as to their withdrawal from a third party trustee and are classified as restricted investments on Palm's balance sheet. Palm will continue to receive the interest income earned on the investments deposited as collateral.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services quickly, we will be unable to introduce new products and services into the market on a timely basis, if at all. For example, we are currently developing Internet services and content such as web-based calendaring and have also announced new handheld device products which will contain wireless communications and expansion capabilities. We cannot assure you that we will be able to introduce these services and products on a timely or cost effective basis, or that customer demand for these services and products will meet our expectations.

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

The demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new and currently experiencing high growth rates. As we introduce and support additional handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

         - If demand increases beyond what we forecast, we would have to rapidly increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. There is the risk that even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand.

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

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

         - Seasonality. Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Consistent with this seasonality, we expect our revenues for the third quarter of fiscal 2001 to be lower than our revenues for the second quarter of fiscal 2001. This seasonality is due to the fact that our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

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

         - Revenue Mix. Our profit margins differ among the handheld device, Palm platform licensing and Internet services parts of our business. In addition, the product mix and sales prices of our device products affects profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter depend in part on the timing of new product introductions and the relative demand for our higher price point products as compared to our lower price point products. For example, we expect our gross margins in the third and fourth fiscal quarters of the current fiscal year to be lower than our gross margins for the second quarter due in part to increased demand for products at lower price points, like the m100. As our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate. For example, increased demand for our licensees' products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

         - New Product Introductions and Transitions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. In addition, we typically increase sales and marketing expenses to support new product introductions. In the second half of fiscal 2001, we plan to introduce multiple new handheld devices, such as the previously announced new products that will include a secured digital expansion card slot, which could wholly or partially replace existing products. As a result of these proposed new product introductions, sales could be delayed or negatively affected as potential purchasers may delay purchasing our products in anticipation of the introduction of these new products.

         - Component Availability and Quarterly Linearity of Revenues. We experienced component shortages during our quarter ended December 1, 2000, primarily due to shortages of the driver chips used in display units of the Palm Vx and m100 handheld devices. We were also constrained by a shortage of radio frequency chips for the Palm VIIx handheld devices. We expect shortages of these components to continue to limit our production of the Palm Vx and m100 handheld devices until the component availability eases. In addition, in the last two quarters, we recorded approximately 50% of our revenues in the last five weeks of the quarter due primarily to the timing of new product introductions and the availability of components. Shipping a high percentage of our quarterly revenue near the end of the quarter subjects us to risks such as unexpected disruptions in component availability, manufacturing, order management, information systems and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected.

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

We outsource all of our manufacturing to Manufacturers' Services Limited and Flextronics. We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations would suffer. For example, in the second quarter of fiscal 2001, one of our third party manufacturers failed to order certain components on a timely basis, which may have limited our ability to further increase revenue from the prior quarter. We depend on Flextronics to manufacture some of our device products at its facilities in Mexico, California, Malaysia and Hungary, and the rest of our device products are manufactured by Manufacturers' Services Limited at its Utah facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks outside our control:

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

We believe that both Manufacturers' Service Limited and Flextronics are currently experiencing significant growth due in part to acquisitions of additional manufacturing facilities. This may present challenges to effectively integrate these new facilities. Operational challenges at Manufacturers' Service Limited or Flextronics could impact their ability to meet our manufacturing requirements, which could harm our results of operations.

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

WE DEPEND ON OUR SUPPLIERS, MANY OF WHICH ARE THE SOLE SOURCE FOR OUR COMPONENTS, AND OUR PRODUCTION WOULD BE SERIOUSLY HARMED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND ON A COST EFFECTIVE BASIS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. Recently, including during each of the past three quarters, we have experienced shortages of some key components, including liquid crystal displays and related components, flash memory chips and dynamic random access memory, or DRAM, chips. A number of our suppliers are capacity constrained, due to high industry demand for their components and relatively long lead times required to expand factory capacity. We have recently been constrained in our ability to obtain sufficient quantities of driver chips used in the display units used in the Palm Vx and m100 devices, which limited our ability to increase sales of those products. In addition, recently our ability to obtain certain radio frequency integrated circuits has been adversely impacted, due in part to a fire which occurred at one of the manufacturing facilities used by one of our suppliers. Shortages of these radio frequency integrated circuits has impaired, and is continuing to impair, our ability to produce Palm VIIx devices. Reduced sales of these Palm VIIx devices limits the potential growth rate of our Palm.Net service revenues.

Some components, such as displays and related driver chips, power supply integrated circuits, digital signal processors, microprocessors, crystals and several radio frequency and discrete components, come from sole source suppliers. Alternative sources are not currently available for these sole source components. If suppliers are unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed. In addition, because we rely primarily on one-time purchase orders with our suppliers, including our sole source suppliers, we cannot predict with certainty our ability to procure components if the demand for our products exceeds our forecast. If the shortages of liquid crystal displays and related components, flash memory chips, radio frequency integrated circuits or any other key component persists or worsens, we will likely not be able to deliver sufficient quantities of our products to satisfy demand. This could result in quarterly fluctuations in operating results and could result in market share loss to competitors who are able to supply sufficient quantities of their products to meet demand. In addition our costs to purchase these components would increase, which would lower our profits.

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

A significant portion of our revenues comes from only a small number of distributors. For example, in the quarter ended December 1, 2000, Ingram Micro represented approximately 18% and Tech Data represented approximately 9% of our revenues. We expect that the majority of our revenues will continue to depend on sales of our handheld devices to a small number of distributors. Any downturn in the business of these customers could seriously harm our revenues and results of operations.

WE RELY ON DISTRIBUTORS, RETAILERS AND RESELLERS TO SELL OUR PRODUCTS, AND DISRUPTIONS TO THESE CHANNELS WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES FROM THE SALE OF OUR HANDHELD DEVICES.

Because we sell our products primarily to distributors, retailers and traditional and Internet-based resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. Historically, our distributors, retailers and resellers have maintained significant levels of our products in their inventories. However, since the fourth quarter of fiscal 2000, we have generally been unable to fully meet the demand for certain of our products from our distributors, retailers and resellers. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

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

We believe our distributors, retailers and traditional resellers are experiencing competition from Internet-based suppliers that distribute directly to end-user customers, and there is also competition among Internet-based suppliers. We also sell our products directly to end-user customers from our Palm.com web site. These actions could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

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

         - Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited, or RIM, Sharp and Palm platform licensees such as Handspring, Sony and TRG.

         - Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE for palm-sized personal computers, or Pocket PC, and Symbian's EPOC for wireless devices. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect to use an alternative operating system, in which case we may not be able to increase our revenue from licensing the Palm platform, or expand the proliferation of the Palm economy.

         - Our Internet services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless Internet access, information appliances that provide Internet connectivity and other traditional and developing methods. Competitors to our wireless Internet services include RIM and Omnisky. Our Internet access business also competes indirectly with other providers of Internet access, ranging from dedicated Internet service providers, such as America Online and Earthlink, to local phone companies.

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

The success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition, our Palm platform has been licensed by other manufacturers such as Kyocera, Nokia and Samsung for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform, which could harm our business and results of operations.

DEMAND FOR OUR PRODUCTS IS PARTIALLY DEPENDENT UPON SUPPORT FROM THIRD PARTY SOFTWARE AND HARDWARE DEVELOPERS.

Decisions by customers to purchase our handheld device products, as opposed to competitive product offerings, are sometimes based on the availability of third party software, hardware and other expansion capabilities. In the future, we believe that the level of support from third party developers in developing products which provide expansion capabilities to handheld devices will become increasingly important. For example, Handspring's line of Visor products feature a hardware expansion slot. Our operating results could suffer if third party developers focus their efforts on developing products that provide expansion capabilities to products offered by our competitors.

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

There have been reports of computer viruses impacting handheld device operating systems. Viruses and publicity about them may adversely impact sales of our products. In particular, if anti-virus protection which users deem to be adequate is not developed to combat these viruses, this could harm both our device business and our Internet services and solutions business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS, WHICH COULD CAUSE US TO FAIL TO MEET OUR CUSTOMER DEMAND OR TO ATTRACT NEW CUSTOMERS.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our shipments and headcount substantially. At December 31, 1999, we had a total of approximately 652 employees. At December 1, 2000 we had a total of approximately 1,391 employees. In addition, we plan to continue to hire a significant number of employees this year. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources and increase our expenses.

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

We recently acquired two companies and announced an agreement to acquire a third company. We may make additional strategic acquisitions in the future. Acquisitions will make it more difficult to effectively manage our growth, due to a number of factors including the addition of new employees, the expansion of our operations into new geographic areas and the increased geographic dispersion of our personnel, and the expansion of our product and service offerings. If we are not able to successfully integrate acquired companies into our business, our results of operations could be adversely impacted.

THE MARKET FOR THE DELIVERY OF INTERNET SERVICES THROUGH HANDHELD DEVICES IS NEW AND RAPIDLY EVOLVING, AND OUR BUSINESS AND OUR ABILITY TO GENERATE REVENUES FROM OUR HANDHELD DEVICES, PALM PLATFORM OR INTERNET SERVICES COULD SUFFER IF THIS MARKET DOES NOT DEVELOP OR WE FAIL TO ADDRESS THIS MARKET EFFECTIVELY.

The market for the delivery of Internet services through handheld devices is new and rapidly evolving. In addition, our Internet services strategy has been developed only recently, and we must continue to adapt it to compete in the rapidly evolving Internet services market. We currently offer our Palm.Net service, a subscription-based wireless access service that enables users of the Palm VII family of handheld devices to access web-clipped content on the Internet. Competitors have introduced or developed, or are in the process of introducing or developing, competing Internet services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the Internet services provided by us or that individuals will widely adopt our handheld devices as a means of accessing Internet services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our Internet services and solutions is less than anticipated, our ability to expand our business could be impacted. In addition, our ability to produce Palm VIIx devices is currently constrained, which is limiting the addition of new subscribers to our Palm.Net service.

WE MAY NOT BE ABLE TO DELIVER OR EXPAND INTERNET ACCESS IF OUR WIRELESS CARRIER RAISES ITS RATES, DISCONTINUES DOING BUSINESS WITH US OR DOES NOT DELIVER ACCEPTABLE SERVICE OR IF WE FAIL TO PROVIDE OUR SERVICES ON ADDITIONAL CARRIER NETWORKS.

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

Our Internet services strategy depends on our ability to develop new wireless access devices that operate on additional wireless networks other than BellSouth in the U.S. We may be unsuccessful at building relationships with additional carriers, and we may not be successful at developing new devices that operate on other wireless networks. If we fail in either of these ways, our ability to expand our Internet services business, and therefore our results of operations, will suffer.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND OUR WIRELESS INTERNET SERVICES INTO INTERNATIONAL MARKETS.

BellSouth provides wireless data services only in the United States. We intend to expand our network services to support Internet services internationally, but doing so will require us to enter into new relationships with wireless providers abroad. We may not be able to enter into relationships on favorable terms to us with international wireless carriers. In addition, because many international wireless carriers use different standards and transmit data on different frequencies than BellSouth, we are likely to incur incremental expenses related to the redesign of significant portions of our software and hardware. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay expanding our wireless Internet services into international markets. In addition, in order to expand our Internet services internationally, we need to develop localized information and services that are appealing to users in each new geographic region. If we fail to develop localized content for our Internet services in an area, our ability to sell Internet services in that area will be seriously constrained.

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

A significant barrier to widespread use of electronic commerce sites and network services sites, such as our Palm.com and Palm.Net sites, is concern for the security of confidential information transmitted over public networks. Despite our efforts to protect the integrity of our Palm.com and Palm.Net sites, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations and damage our reputation. Any such action could negatively affect our customers' willingness to engage in online commerce with us. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.

WE MAY NOT BE ABLE TO MAINTAIN AND EXPAND OUR BUSINESS IF WE ARE NOT ABLE TO HIRE, RETAIN AND INTEGRATE SUFFICIENT QUALIFIED PERSONNEL.

Our future success depends to a significant extent on the continued contribution of our key executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. The loss of services of key employees could adversely affect our business, operating results or financial condition. Many members of our senior management have been with the business only a short time. In addition, recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. Further, our common stock price has been, and may continue to be, extremely volatile. When our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, we must carefully balance the growth of our employees with our anticipated revenue growth. If our revenue growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

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


On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: XEROX CORPORATION v. U.S. ROBOTICS CORPORATION, U.S. ROBOTICS ACCESS CORP., PALM COMPUTING, INC. AND 3COM CORPORATION, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. patent 5,596,656 entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the District Court on June 6, 2000, the District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. Xerox has filed a brief in support of its appeal, and we have filed our responsive brief with the court. No date for oral argument has been set.


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


On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-PASS TECHNOLOGIES, INC. V. 3COM CORPORATION, A/K/A 3COM, INC. AND PALM, INC. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The U.S. District Court scheduled a Markman hearing for May 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned ROTIS TECHNOLOGIES CORPORATION V. TRACK DATA CORPORATION, PALM, INC. AND SPRINT FON GROUP (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is investigating the allegations contained in the suit. No discovery has been exchanged. No trial date has been set.

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

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. Olivetti has filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Olivetti litigation.

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenue from international operations will represent an increasing portion of our total revenue over time. In addition, several of the facilities where our devices are manufactured are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, several companies have recently reported decreased demand from European customers, which they have attributed to unfavorable exchange rate fluctuations and higher oil prices. Although substantially all of our revenues are denominated in U.S. dollars, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, such as the recent decline of the

Euro relative to the US dollar, our business could be harmed by decreases in demand for our products or reductions in gross margins.

WE INTEND TO PURSUE STRATEGIC ACQUISITIONS AND INVESTMENTS WHICH COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS IF UNSUCCESSFUL.

We recently acquired Actual Software Corporation and AnyDay.com, Inc., and we have entered into an agreement to acquire WeSync.com, Inc. We often evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

In addition, we have designated up to $50 million for strategic venture investments in other companies which provide products and services which are complementary to ours. If these investments are unsuccessful, this could have a material adverse impact on our results of operations and financial position.

OUR ABILITY TO PURSUE MERGERS AND ACQUISITIONS MAY BE LIMITED.

3Com has obtained a ruling from the Internal Revenue Service that the distribution of 3Com's shares of Palm common stock to 3Com's stockholders will not be taxable. This ruling requires 3Com and Palm, through July 27, 2002, not to engage in certain transactions that would constitute a change of more than 50% of the equity interest in either company. Consequently, our ability to engage in mergers and acquisitions will be limited by this requirement. If either 3Com or Palm fails to conform to requirements set forth in the ruling, there would be material adverse consequences, potentially including making the distribution taxable, and causing the company that was responsible for the non-conformance to indemnify the other company for any resulting damages.


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

The agreements with 3Com for these services were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from 3Com. The prices charged to us under these agreements may be lower than the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves.

In addition, we currently lease office space from 3Com in Santa Clara and other locations. We have entered into arrangements with 3Com to lease our Santa Clara facilities under leases that expire beginning in September 2002 through August 2003. After this transition period, we will need to secure alternative facilities. We recently announced our intention to build a new campus which we intend to be available in mid 2002. We expect to have to secure additional space to meet our expected facilities requirements until the new campus is available. If we fail to secure the additional space, our business will be harmed.

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

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

OUR COMMON STOCK HAS NOT BEEN PUBLICLY TRADED VERY LONG, AND OUR STOCK PRICE MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY.

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

         -        actions by institutional stockholders

         -        general market conditions; and

         - domestic and international economic factors unrelated to our performance.


The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW AND OUR ADOPTION OF A STOCKHOLDER RIGHTS PLAN MAY DELAY OR PREVENT ACQUISITION OF US, WHICH COULD DECREASE THE VALUE OF YOUR SHARES.



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

Our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock held by stockholders of record as of November 6, 2000. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY



Palm's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash, cash equivalents and restricted investments as of December 1, 2000. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuer. As of December 1, 2000, all investments mature within one year and are carried at amortized cost, which approximates fair market value. We are exposed to market risk for changes in interest rates due to the short term nature of our investment portfolio. A decline in interest rates could have a material impact on our level of interest income, which currently represents a significant portion of our income before income taxes.



In November 2000, we entered into an operating lease agreement related to our new corporate campus, for which occupancy is planned beginning in mid-2002. In conjunction with this agreement, we are required to guarantee a minimum residual value for the property and to maintain certain levels of cash collateral over the term of the agreement. Such cash collateral is classified as non-current restricted investments in our consolidated balance sheet and totaled approximately $231 million at December 1, 2000. As the leased facilities are constructed and interest accrues on the amount funded by the lessor, the amount of cash collateral required to be maintained is expected to increase to approximately $460 million. Palm will continue to receive the interest income earned on the cash collateral. Palm is exposed to interest rate risk on the amount funded by the lessor, to the extent that interest rates increase, then the amount of the required cash collateral will also increase. The total cost of the project will be impacted by a number of factors, including changes in interest rates. Once the construction of the leased facilities is complete, Palm will begin making rental payments under the operating lease agreement, with these payments being indexed to the London Interbank Offered Rate, exposing Palm to interest rate risk related to these payments.



FOREIGN CURRENCY EXCHANGE RATE RISK



 As Palm has significant revenue and supply sources outside of the United States, we are subject to certain foreign exchange exposures. As substantially all of our revenues and supply contracts are currently denominated in US dollars, the exposure to foreign currency movements has not been significant to date. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. These actions may or may not involve the use of derivative financial instruments.


EQUITY PRICE RISK

We recently designated up to $50 million for strategic venture investments in other companies which provide products and services which are complementary to ours, and have made approximately $7 million of investments in other companies as of December 1, 2000. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience material declines in the value of our investments in publicly traded companies, or even lose the initial value of our investments in both privately held and publicly traded companies.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could adversely affect Palm's business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. patent 5,596,656 entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the District Court on June 6, 2000, the District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. Xerox has filed a brief in support of its appeal, and we have filed our responsive brief with the court. No date for oral argument has been set.

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third-party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. Olivetti has filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California.

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

On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order dated June 9, 2000, the Federal Judge assigned to the action transferred the case to the U.S. District Court for the Northern District of California. The U.S. District Court scheduled a Markman hearing for May 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned Rotis Technologies Corporation v. Track Data Corporation, Palm, Inc. and Sprint FON Group (Case No. 300CV-931-L). The complaint alleges infringement of U.S. patent 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. Palm is investigating the allegations contained in the suit. No discovery has been exchanged. No trial date has been set.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, WaveWare, Telxon and Penright!, E-Pass, Rotis and Olivetti litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting on November 2, 2000, the following proposals were adopted:

Proposal I

Election of Directors

                       Total Vote For Director      Total Vote Withheld From Director

Carl J. Yankowski            469,669,808                       38,329,000
Michael Homer                469,627,158                       38,371,650



Proposal II

To ratify the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ending June 1, 2001.

        Votes For           Votes Against            Votes Abstained

       506,159,678             483,978                  1,355,151



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

 Exhibit
  Number         Description
 -------         -----------
  2.1(1)         Master Separation and Distribution Agreement between
                 3Com and the registrant effective as of December 13,
                 1999, as amended.
  2.2(2)         General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
  2.3(2)         Master Technology Ownership and License Agreement between
                 3Com and the registrant.
  2.4(2)         Master Patent Ownership and License Agreement between 3Com and the registrant.
  2.5(2)         Master Trademark Ownership and License Agreement between 3Com and the registrant.
  2.6(2)         Employee Matters Agreement between 3Com and the registrant.
  2.7(2)         Tax Sharing Agreement between 3Com and the registrant.
  2.8(2)         Master Transitional Services Agreement between 3Com and the registrant.
  2.9(2)         Real Estate Matters Agreement between 3Com and the registrant.
  2.10(2)        Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11(2)        Indemnification and Insurance Matters Agreement between 3Com and the registrant.

 Exhibit
  Number         Description
 -------         -----------
  2.12(1)        Form of Non-U.S. Plan.
  3.1 (1)        Amended and Restated Certificate of Incorporation.
  3.2            Amended Bylaws.
  3.3(5)         Certificate of Designation of Rights, Preferences and
                 Privileges of Series A Participating Preferred Stock
  4.1(1)         Reference is made to Exhibits 3.1 and 3.2 hereof.
  4.2(5)         Specimen Stock Certificate.
  4.3(5)         Preferred Stock Rights Agreement between the Registrant and
                 Fleet National Bank
 10.1(1)*        1999 Stock Plan.
 10.2(1)*        Form of 1999 Stock Plan Agreements.
 10.3(1)*        1999 Employee Stock Purchase Plan.
 10.4(1)*        Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(3)*        Amended and Restated 1999 Director Option Plan.
 10.6(1)*        Form of 1999 Director Option Plan Agreements.
 10.7(1)*        Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)*        Form of Indemnification Agreement entered into by the
                 registrant with each of its directors and executive officers.
 10.9(1)**       RAM Mobile Data USA Limited Partnership Value Added Reseller
                 Agreement between RAM Mobile Data USA Limited Partnership (now
                 BellSouth Wireless Data, L.P.) and the registrant.
 10.10(1)**      Supply Agreement between Manufacturers' Services Salt Lake City
                 Operations, Inc. and the registrant.
 10.11(1)        Common Stock Purchase Agreement between America Online and the registrant.
 10.12(1)        Common Stock Purchase Agreement between Motorola and the
                 registrant.
 10.13(1)        Common Stock Purchase Agreement Between Nokia and the
                 registrant.
 10.14(1)        Form of Management Retention Agreement.
 10.15(4)        Agreement for Purchase and Sale of Land between 3Com
                 Corporation and the registrant.
 10.16(6)        Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as
                 supplemented.
 10.17(6)        Participation Agreement dated as of November 16, 2000 by
                 and among the registrant, Societe Generale Financial
                 Corporation, Societe Generale and certain other parties.
 10.18(6)        Guaranty dated as of November 16, 2000 by and between the
                 registrant and Societe Generale, New York Branch.

 27.1            Financial Data Schedule.


(1) - Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2) - Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.
(3) - Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4) - Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.
(5) - Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000.
(6) - Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000.

* - Denotes an executive or director compensation plan or arrangement. ** - Confidential treatment granted on portions of this exhibit.

(b)    Reports on Form 8-K

(1) - On October 3, 2000, Palm, Inc. filed a report on Form 8-K announcing the adoption of a stockholder rights plan.

(2) - On November 22, 2000, Palm, Inc. filed a report on Form 8-K relating to the previously announced stockholder rights plan. The Company issued a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock for each outstanding share of common stock to stockholders of record on November 6, 2000.

(3) - On December 1, 2000, Palm, Inc. filed a report on Form 8-K relating to an operating lease that the Company entered into with Societe Generale Financial Corporation for approximately 39 acres of property, intended for 1.6 million square feet of general office facilities in San Jose, California.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Palm, Inc.
                                             (Registrant)



Dated:    January 9, 2001           By:      /s/  Judy Bruner
       ---------------------            ---------------------------
                                             Judy Bruner
                                             Senior Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)