Form 10-Q
period 2001-03-02
PALM INC
filed 2001-04-11
CIK 1100389

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 2, 2001              Commission File No. 000-29597

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Palm, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3150688 (I.R.S. Employer Identification No.)
5470 Great America Parkway Santa Clara, California (Address of principal executive offices)	95052 (Zip Code)

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

Yes  X         No

As of April 2, 2001, 567,147,254 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 40 pages of which this page is number 1.

Palm, Inc.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations Three and Nine Months Ended March 2, 2001 and February 25, 2000	3
	Condensed Consolidated Balance Sheets March 2, 2001 and June 2, 2000	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended March 2, 2001 and February 25, 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits and Reports on Form 8-K	38
Signatures		40

Palm OS and Palm.Net are registered trademarks and MyPalm and Palm are trademarks of Palm, Inc. or its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Revenues	$470,849	$272,292	$1,394,017	$707,352
Cost of revenues	317,666	153,479	898,606	399,821

Gross profit	153,183	118,813	495,411	307,531

Operating expenses:
Sales and marketing	81,949	57,457	247,779	159,875
Research and development	43,867	21,077	115,180	48,882
General and administrative	23,347	12,202	68,703	29,158
Legal settlements	6,250	—	6,250	—
Amortization of goodwill and intangible assets	8,062	507	20,801	1,521
Purchased in-process technology	—	—	853	—
Separation costs	2,177	8,203	4,794	11,983

Total operating expenses	165,652	99,446	464,360	251,419

Operating income (loss)	(12,469)	19,367	31,051	56,112
Interest and other income, net	11,419	418	37,407	632

Income (loss) before income taxes	(1,050)	19,785	68,458	56,744
Income tax provision	886	8,832	32,860	23,271

Net income (loss)	$(1,936)	$10,953	$35,598	$33,473

Net income (loss) per share:
Basic	$0.00	$0.02	$0.06	$0.06
Diluted	$0.00	$0.02	$0.06	$0.06
Shares used in computing per share amounts:
Basic	566,463	532,000	565,853	532,000
Diluted	566,463	532,000	568,717	532,000

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 2, 2001	June 2, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$595,864	$1,062,128
Accounts receivable, net of allowance for doubtful accounts of $15,018 and $6,810, respectively	273,569	122,276
Inventories	102,477	24,057
Deferred income taxes	54,921	34,907
Prepaids and other	23,988	9,590

Total current assets	1,050,819	1,252,958
Restricted investments	238,337	—
Property and equipment, net	53,812	13,013
Goodwill and intangibles, net, and other assets	136,812	14,330
Deferred income taxes	—	2,375

Total assets	$1,479,780	$1,282,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$186,292	$123,106
Other accrued liabilities	156,731	117,376

Total current liabilities	343,023	240,482
Non-current liabilities:
Deferred revenue and other	10,575	13,006
Deferred income taxes	6,277	—
Stockholders' equity:
Preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: March 2, 2001, 566,514; June 2, 2000, 564,963	567	565
Additional paid-in capital	1,089,294	1,032,449
Unamortized deferred stock based compensation	(17,906)	(16,053)
Retained earnings	48,035	12,437
Accumulated other comprehensive (loss)	(85)	(210)

Total stockholders' equity	1,119,905	1,029,188

Total liabilities and stockholders' equity	$1,479,780	$1,282,676

See notes to condensed consolidated financial statements

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended
	March 2, 2001	February 25, 2000
Cash flows from operating activities:
Net income	$35,598	$33,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,920	6,644
Amortization of deferred stock based compensation	4,921	—
Loss on disposal of property and equipment	9	897
Deferred income taxes	(17,093)	(7,909)
Purchased in-process technology	853	—
Changes in assets and liabilities:
Accounts receivable	(150,550)	(18,481)
Inventories	(78,420)	(17,588)
Prepaids and other	(11,700)	(2,908)
Accounts payable	61,461	(11,280)
Tax benefit from employee stock plans	15,121	—
Other accrued liabilities	24,353	61,932

Net cash provided by (used in) operating activities	(83,527)	44,780

Cash flows from investing activities:
Purchase of property and equipment	(47,337)	(7,425)
Acquisition of businesses, net of cash acquired	(106,407)	—
Purchases of restricted investments	(238,337)	—
Purchases of equity investments	(12,880)	—

Net cash used in investing activities	(404,961)	(7,425)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,368	—
Net transfers from 3Com Corporation	—	2,977
Other, net	(1,144)	(805)

Net cash provided by financing activities	22,224	2,172

Change in cash and cash equivalents	(466,264)	39,527
Cash and cash equivalents, beginning of period	1,062,128	478

Cash and cash equivalents, end of period	$595,864	$40,005

Other cash flow information:
Cash paid for income taxes	$13,420	$—

Cash paid for interest	$21	$11

Unrealized gain/loss on investments	$(26)	$—

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation

  The condensed consolidated financial statements have been prepared by Palm, Inc. ("Palm," "us," "we," or "our"), without audit, pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm's financial position as of March 2, 2001, cash flows for the nine months ended March 2, 2001 and February 25, 2000 and Palm's results of operations for the three and nine months ended March 2, 2001 and February 25, 2000. Certain prior year balances have been reclassified to conform to the current year presentation.

  Palm has a 52-53 week fiscal year ending on the Friday nearest to May 31. Accordingly, fiscal 2001 will end on June 1, 2001, resulting in a 52-week fiscal 2001, compared to 53 weeks for fiscal 2000. The results of operations for the three and nine months ended March 2, 2001 may not be indicative of the results to be expected for the fiscal year ending June 1, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

  Through February 25, 2000, Palm was wholly-owned by 3Com Corporation ("3Com"). Through this date, Palm's condensed consolidated financial statements reflect the historical results of operations and cash flows of the handheld computing business of 3Com during each respective period. The condensed consolidated financial statements have been prepared using 3Com's historical bases in the assets and liabilities and the historical results of operations of Palm. The financial information included herein may not reflect what the consolidated financial statements, operating results and cash flows of Palm would have been had Palm been a separate stand-alone entity during the periods presented.

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

  The allocated amounts from 3Com included in Palm's condensed consolidated statement of operations for the nine months ended February 25, 2000 were as follows (in thousands):

Cost of revenues	$10,443
Sales and marketing	20,541
Research and development	6,125
General and administrative	14,550
Other (income) and expense, net	(632)
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

  Palm's legal separation from 3Com occurred on February 26, 2000 (the "separation date"), at which time Palm began to operate independently from 3Com. Beginning in the fourth quarter of fiscal 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, Palm continues to incur amounts payable to 3Com under transitional service agreements, under which 3Com provides services such as information systems and real estate. Amounts charged by 3Com to Palm under transitional service agreements and facilities lease agreements and included in operating expenses during the nine months ended March 2, 2001 totaled $25.0 million.

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

3.
Comprehensive Income

  The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Net income (loss)	$(1,936)	$10,953	$35,598	$33,473
Other comprehensive income:
Unrealized loss on investments	(129)	—	(26)	—
Change in accumulated translation adjustments	13	(191)	151	(22)

Total comprehensive income (loss)	$(2,052)	$10,762	$35,723	$33,451

4.
Net Income (Loss) Per Share

  Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three months ended March 2, 2001, stock options outstanding would have been anti-dilutive. The dilutive effect of stock options outstanding was approximately 2,864,000 shares for the nine months ended March 2, 2001. For the corresponding periods of fiscal 2000, there was no dilutive effect from stock options, as there were no Palm stock options outstanding.

5.
Inventories

  Inventories consist of (in thousands):

	March 2, 2001	June 2, 2000
Finished goods	$84,235	$22,557
Work-in-process	18,242	1,500

	$102,477	$24,057

6.
Acquisitions

  During the third quarter of fiscal 2001, Palm completed the acquisition of WeSync.com, Inc. ("WeSync"). The total purchase price of $46.1 million consisted of $39.5 million of cash, $5.8 million of stock options assumed and direct transaction costs of $0.8 million. Total liabilities assumed in the transaction of $1.2 million included accounts payable, accrued liabilities, and contractual commitments.

  During the first quarter of fiscal 2001, Palm completed the acquisition of AnyDay.com, Inc. ("AnyDay"). The total purchase price of $85.7 million consisted of $71.4 million of cash, $4.7 million of stock options assumed, contractual commitments of $9.2 million and direct transaction costs of $0.4 million. Total liabilities assumed in the transaction of $13.7 million included accounts payable, accrued liabilities, contractual commitments, and long-term debt.

  The purchase price of each acquisition was allocated as follows (in thousands):

	WeSync	AnyDay
Identifiable intangible assets	$7,050	$20,299
Net tangible assets	—	2,326
Purchased-in-process technology	—	853
Deferred stock-based compensation	2,759	—
Deferred income taxes, net	(2,642)	(3,089)
Goodwill	38,982	65,282

	$46,149	$85,671

  Goodwill and other intangible assets are being amortized over periods ranging from two to four years. The purchased in-process technology of $0.9 million, related to the AnyDay acquisition, had not reached technological feasibility, had no alternative future use and was charged to operations in the first quarter of fiscal 2001.

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

  On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. The appeal has been fully briefed. No date for oral argument has been set.

  On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. Olivetti has filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California.

  On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WaveWare Communications,  Inc. v. 3Com Corporation, Palm Computing, Inc., and Mark Bercow, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with our and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. On May 9, 2000, WaveWare filed a First Amended Complaint, which we answered on May 24, 2000, generally denying all allegations. In early February 2001, the parties executed a settlement agreement disposing of all claims. We are awaiting notice of final dismissal of the case from the Court.

  On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint sought unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. In February 2001, the parties entered into a settlement disposing of all claims. We are awaiting notice of final dismissal of the case from the Court.

  On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The U.S. District Court has scheduled a Markman hearing for May 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

  On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned Rotis Technologies Corporation v. Track Data Corporation, Palm, Inc. and Sprint FON Group (Case No. 300CV-931-L). The complaint alleges infringement of U.S. Patent No. 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. No trial date has been set.

  On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling Transactions" and "System for Handling Transactions Including a

  Portable Personal Terminal." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Palm has not yet filed an answer to the complaint.

  In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, WaveWare, Telxon and Penright!, E-Pass, Rotis and Olivetti litigation.

8.
Recent Accounting Pronouncements

  In June 1998, 1999, and 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for Palm's fiscal year ending May 31, 2002. Management is currently in the process of assessing the impact of SFAS 133 and believes that the adoption of these statements is unlikely to have a significant impact on Palm's financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. SAB 101 will be effective in the fourth quarter of our fiscal year ending June 1, 2001. The adoption of SAB 101 is not expected to have a significant impact on our financial position or results of operations.

9.
Commitments and Contingencies

  In November 2000, Palm entered into a seven-year master lease agreement with Societe Generale Financial Corporation relating to its future headquarters facility to be constructed in San Jose, California. The property site is approximately 39 acres, and is intended to eventually accommodate 1.6 million square feet of general office facilities. Rental payments under the lease agreement will be indexed to the London Interbank Offered Rate, applied to the total cost of the lease. The total cost of the lease will include the cost of the land plus the construction cost of the first phase of the facilities (approximately 620,000 square feet), which together are expected to cost up to $460 million. Palm has the ability to purchase the property from the lessor at any time prior to the expiration of the lease for the remaining lease balance, and may, at its option, remarket the property prior to the end of the lease. Palm has guaranteed the payment and performance of the lessor under certain promissory notes made by the lessor with respect to the property. Under the terms of the lease agreements, Palm is required to place on deposit up to $460 million of investment securities as collateral for the term of the lease. As of March 2, 2001, the amount of the collateral was approximately $238 million. As the leased facilities are constructed and interest accrues on the amount funded by the lessor, the amount of cash collateral will increase over time. The investment securities are restricted as to their withdrawal from a third party trustee and are classified as restricted investments on Palm's balance sheet. Palm will continue to receive the interest income earned on the investments deposited as collateral.

  On March 27, 2001, Palm announced its plan to implement a series of cost reduction actions to minimize the impact of the current economic slowdown. We have postponed the construction of our new corporate headquarters in San Jose and we are reevaluating our real estate alternatives with the goal of reducing cash requirements. The operating lease agreement related to our new corporate headquarters contains covenants which require us to maintain certain financial ratios and adhere to a timeline in relation to the construction of the buildings. If we are unable to maintain compliance with these requirements, we may have to renegotiate the lease or cure it by exercising our option to purchase the land, which would require the use of our restricted investments currently held as collateral for our lease.

  During the third quarter fiscal 2001, Palm issued a warrant to a vendor to purchase up to 250,000 shares of common stock at an exercise price of $29.22 per share. 25% of the shares subject to the warrant become exercisable on each anniversary date beginning January 2002. The warrant expires in January 2006. The fair value of the warrant of $3.8 million, as determined by the Black-Scholes model, was capitalized in prepaids and other assets and is being amortized to cost of revenues over the term of the agreement.

10.
Subsequent Events

  On March 6, 2001, Palm announced the signing of a definitive agreement to acquire Extended Systems Incorporated ("Extended Systems") in a stock-for-stock merger. Extended Systems is a leading provider of mobile information management solutions that enable users to access, collect, synchronize, and print information on demand. As of the date of execution of the agreement, March 6, 2001, the acquisition was valued at approximately $264 million which includes stock issued in exchange for Extended Systems' stock, options, transaction costs and liabilities. The closing of the acquisition is subject to regulatory approvals, Extended Systems' stockholder approval and other customary closing conditions. The transaction will be accounted for as a purchase. The measurement date to determine the final value of the proposed transaction has not yet occurred. Based upon Palm's closing stock price on April 4, 2001, the transaction would be valued at approximately $102 million.

  On March 19, 2001, Palm announced its acquisition of peanutpress.com, Inc. ("peanutpress.com"), a leading eBook publisher and distributor of an extensive selection of eBooks for handheld computers, for approximately $5 million. The transaction will be accounted for as a purchase.

  On March 27, 2001, Palm announced its plan to reduce its operating expenses through a series of steps including a reduction in its workforce by approximately 10% to 15%, including employees and contractors (approximately 250 people). Palm is also evaluating other actions to reduce costs. Palm expects to record a charge for the direct costs associated with these cost reduction actions in the fourth quarter of fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Palm's intentions to continue to pursue Palm platform licensing and Internet services and solutions; the intention to continue to expand Palm's international business; Palm's expectations regarding revenues from Palm platform licensing and Internet services and solutions; Palm's expectations regarding international revenues; Palm's beliefs and expectations regarding unit shipments of Palm handheld devices and revenues from its handheld devices; Palm's expectations regarding growth rates; Palm's expectations regarding gross profits and gross margins; Palm's expectations regarding revenues and sales; expectations regarding economic and market conditions and the impact of such conditions; Palm's beliefs and expectations regarding operating results; Palm's intentions and expectations regarding strategic investments; Palm's intentions and expectations that its strategic investments will focus on development, introduction and promotion of new products and Internet solutions and expansion into new geographic regions; Palm's anticipation of future operating margins; Palm's intentions and expectations regarding strategic acquisitions; Palm's expectation that it will continue to incur separation costs over the next couple of quarters; Palm's expectations regarding interest income; Palm's plans regarding its corporate headquarters; Palm's belief that its cash and cash equivalents will be sufficient to satisfy its anticipated cash requirements for at least the next 12 months; Palm's plans and expectations regarding the legal proceedings and its defenses to such proceedings set forth in this quarterly report; Palm's plans and expectations regarding volumes, promotions and pricing reductions; Palm's expectations regarding the m500 and m505 devices and volume production of such products; Palm's beliefs and expectations regarding inventory; Palm's beliefs and expectations regarding market demand and demand for its products and services; Palm's expectations regarding its operating expenses; Palm's plans and expectations regarding its cost reduction actions, the reduction of its workforce and the impact of such actions; Palm's expectations regarding the costs associated with its cost reduction actions; Palm's expectations regarding its introduction of new products and services; Palm's beliefs and expectations regarding competitors and competition in the markets in which Palm operates; Palm's expectations regarding third party developers; Palm's expectations regarding its financial and managerial controls, systems and procedures; Palm's intentions and expectations regarding its Internet services business; and Palm's intentions and expectations regarding the migration of its network infrastructure from 3Com; Palm's beliefs about provisions in its charter documents and Delaware law and its adoption of a stockholder rights plan; and Palm's intentions and expectations regarding its investment activities. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Risk Factors" section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Through 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of March 2, 2001, we had sold nearly 13 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm platform and developed our wireless Internet access service to support Internet-enabled handheld devices. Our revenues have increased from approximately $1 million in fiscal 1995 to $1.06 billion in fiscal 2000. Through our initial public offering and concurrent private placements to America Online, Motorola, and Nokia, we raised net proceeds of $1.17 billion, out of which a dividend of $150 million was paid to 3Com. On July 27, 2000, 3Com completed the distribution of the remaining shares of Palm it owned to the stockholders of 3Com. Immediately prior to the distribution, 3Com owned approximately 94% of the Palm shares outstanding.

Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. A small percentage of our revenues have been derived from licensing our Palm platform or from subscriptions to our wireless Internet access service. With our expanded focus on Palm platform licensing and Internet services and solutions, we expect that an increasing portion of our revenues in future years will come from these sources, although they will still represent a relatively small portion of our total revenues in fiscal 2001. International revenues represented 36% of total revenues in the first nine months of fiscal 2001, compared to 34% of revenues for the first nine months of fiscal 2000. International revenues have generally been increasing as a percentage of total revenues, and this trend is expected to continue, although there may be quarters in which international revenues decline as a percentage of total revenues. We believe that we will experience a decline in unit shipments of our Palm handheld devices in the fourth quarter and that year-over-year growth rates may decline on a percentage basis compared to recent levels.

Gross margins as a percentage of revenues remained relatively constant through the third quarter of fiscal 2000, but have declined over the past four quarters. Gross margin levels declined significantly in each of the first three quarters of fiscal 2001 compared to the corresponding periods in fiscal 2000, and we anticipate that gross margins in the fourth quarter of fiscal 2001 will be lower than gross margins in the third quarter of fiscal 2001. Factors which we believe contribute to lower gross margins in fiscal 2001 relative to fiscal 2000 include an increasing percentage of revenues derived from entry-level price point devices, as well as pricing reductions and rebate programs on certain products.

As a result of recent unfavorable economic conditions, and declining consumer confidence, our sales in the fourth quarter will be impacted. We anticipate a significant decrease in revenues and we expect to incur an operating loss in the fourth quarter. We also expect to incur a one-time charge in its fourth quarter of fiscal 2001 associated with various cost-cutting measures.

In line with our strategy to expand our business, we expect to continue to make strategic investments in the future. These investments will focus on development, introduction and promotion of new products and Internet solutions, as well as expansion into new geographic regions. In addition, we will continue to pay 3Com for certain transition services as well as incurring costs related to our separation from 3Com over the next couple of quarters.

Due primarily to the impact of these factors, our operating margins as a percentage of revenues have declined in fiscal 2001 as compared to fiscal 2000. We anticipate our operating margins will continue to be lower in fiscal 2001 than they were in fiscal 2000. Furthermore, we intend to make strategic acquisitions, which will likely result in amortization costs that could adversely affect our operating results.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm's condensed consolidated statements of operations:

	Three months ended		Nine months ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.5	56.4	64.5	56.5

Gross profit	32.5	43.6	35.5	43.5
Operating expenses:
Sales and marketing	17.4	21.1	17.8	22.6
Research and development	9.3	7.7	8.3	7.0
General and administrative	5.0	4.5	4.9	4.1
Legal settlements	1.3	—	0.4	—
Amortization of goodwill and intangible assets	1.7	0.2	1.5	0.2
Purchased in-process technology	—	—	0.1	—
Separation costs	0.5	3.0	0.3	1.7

Total operating expenses	35.2	36.5	33.3	35.6

Operating income (loss)	(2.7)	7.1	2.2	7.9
Interest and other income, net	2.5	0.2	2.7	0.1

Income (loss) before income taxes	(0.2)	7.3	4.9	8.0
Income tax provision	0.2	3.3	2.3	3.3

Net income (loss)	(0.4)%	4.0%	2.6%	4.7%

Effective tax rate	n/a*	44.6%	48.0%	41.0%
Excluding amortization of goodwill and intangible assets, purchased in-process technology, separation costs, and legal settlements:
Total operating expenses	31.7%	33.3%	31.0%	33.6%
Operating income	0.8%	10.3%	4.6%	9.8%
Effective tax rate	40.0%	44.6%	40.0%	41.3%
*
The third quarter tax provision includes the adjustment necessary to bring our year-to-date effective tax rate to 48% primarily as a result of the acquisition of WeSync.

Revenues

Revenues for the third quarter of fiscal 2001 were $470.8 million, an increase of $198.5 million or 73% over revenues for the same quarter of fiscal 2000. Revenue growth was primarily driven by a 112% increase in unit shipments of Palm devices, offset by a 20% decline in the blended average selling price. The decrease in the average selling price was largely attributable to the introduction of our new entry level m100 and m105 devices, pricing reductions and rebate programs on other devices such as the Palm IIIxe and Palm VIIx. Revenues from international regions are growing at a faster rate than revenues from within the United States. International revenues for the third quarter of fiscal 2001 were 41% of revenues compared with 32% of revenues in the same period of fiscal 2000.

Revenues for the nine months ended March 2, 2001 were $1,394.0 million, an increase of $686.7 million or 97% over revenues for the same period of fiscal 2000. The increase in revenues was primarily due to a 137% increase in unit shipments of Palm devices, offset by a 17% decline in the blended average selling price. International revenues for the first nine months of fiscal 2001 were 36% of revenues compared with 34% of revenues in the same period of fiscal 2000.

We anticipate that revenues in the fourth quarter will be adversely affected by the recent economic slowdown and the timing of our m500 and m505 product launches.

Gross Profit

Gross profit was $153.2 million and $495.4 million for the third quarter and first nine months of fiscal 2001, increasing by 29% and 61%, respectively, over the corresponding periods in fiscal 2000. Gross profit as a percentage of revenues was 32.5% and 35.5% for the third quarter and first nine months of fiscal 2001, declining by 11.1 and 8.0 percentage points, respectively, compared to the corresponding periods in fiscal 2000. These declines were primarily attributable to a shift in product mix towards devices with lower average selling prices and planned price reductions and rebate programs for our IIIc, IIIxe, and VIIx products. In addition, gross profit in the first three quarters of fiscal 2001 was negatively impacted by the added cost of purchasing certain supply-constrained components at premiums.

We anticipate that both gross profit and gross margins in the fourth quarter will be lower than this quarter due to the lower volumes expected this quarter and planned promotions and pricing reductions on our products.

Sales and Marketing

Sales and marketing expenses were $81.9 million and $247.8 million for the third quarter and first nine months of fiscal 2001, increasing by 43% and 55%, respectively, as compared to the same periods in fiscal 2000. Sales and marketing expenses decreased as a percentage of revenues from 22.6% for the first nine months of fiscal 2000 to 17.8% in the same period of fiscal 2001. The increases in absolute dollars compared to the prior year nine-month period were due to increased headcount and related expenses, commissions relating to increased revenues, and increased spending on worldwide branding efforts, demand generation activities, media advertising, tradeshows, and promotional programs.

Research and Development

Research and development expenses were $43.9 million and $115.2 million for the third quarter and first nine months of fiscal 2001, increasing by 108% and 136%, respectively, as compared to the same periods in fiscal 2000. Research and development expenses increased as a percentage of revenues from 7.0% for the first nine months of fiscal 2000 to 8.3% in the same period of fiscal 2001. The increases compared to the prior year nine month periods were primarily due to increased headcount and related expenses to support new product introductions in fiscal 2001, such as the m100, m105, m500 and m505 devices, and expansion of development efforts in areas such as wireless Internet solutions and future versions of the Palm OS operating system.

General and Administrative

General and administrative expenses were $23.3 million and $68.7 million for the third quarter and first nine months of fiscal 2001, increasing by 91% and 136%, respectively, as compared to the same periods in fiscal 2000. General and administrative expenses as a percentage of revenues were 4.1% and 4.9% for the first nine months of fiscal 2000 and fiscal 2001, respectively. The increases in absolute dollars in fiscal 2001 compared to the prior year nine-month period were primarily due to increased spending for headcount and related expenses in order to build the infrastructure necessary for a stand-alone public company, particularly in areas such as finance, information technology, human resources and legal, while at the same time paying 3Com for transitional services.

Legal Settlements

Legal settlement expenses of $6.3 million were incurred for the settlement of two lawsuits, one brought by Telxon Corporation and Penright! Corporation and another lawsuit brought by WaveWare Communications, Inc.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $8.1 million and $20.8 million for the third quarter and first nine months of fiscal 2001, compared to $0.5 million and $1.5 million for the corresponding periods in fiscal 2000. The increases relate to the amortization charges resulting from the acquisitions of WeSync, AnyDay, and Actual Software Corporation ("Actual Software") which closed in February 2001, June 2000, and May 2000, respectively.

Purchased In-Process Technology

Purchased in-process technology of $0.9 million for the first nine months of fiscal 2001 relates to the portion of the purchase price of AnyDay that represented the value of technology that had not yet reached technological feasibility and had no alternative future use.

Separation Costs

Separation costs, relating to our separation from 3Com, were $2.2 million and $4.8 million for the third quarter and first nine months of fiscal 2001, compared to $8.2 million and $12.0 million for the corresponding periods in fiscal 2000. The separation costs in the third quarter of fiscal 2001 were attributable to our move from 3Com's network infrastructure. We expect to continue to incur separation costs over the next couple of quarters.

Interest and Other Income, Net

Interest and other income, net was $11.4 million and $37.4 million for the third quarter and first nine months of fiscal 2001, as compared to a nominal income for each period in fiscal 2000. Substantially all of the interest income relates to the interest earned on the proceeds of the initial public offering and private placements. We anticipate that interest income is likely to decline over the remainder of fiscal 2001, as we use cash for operations and to execute our strategic plan.

Income Tax Provision

The effective tax rate for the first nine months of fiscal 2001 was 48.0%, up from 41.0% for the first nine months of fiscal 2000 due to the effect of non-deductible amortization of goodwill and intangibles associated with our acquisitions. Excluding the effect of non-deductible amortization of goodwill and intangible assets and purchased in-process technology, the effective tax rate for the third quarter and first nine months of fiscal 2001 was 40.0%, which represents a slight decline from the 41.0% effective rate for the full year of fiscal 2000.

Liquidity and Capital Resources

Cash and cash equivalents at March 2, 2001 were $595.9 million, compared to $1,062.1 million at June 2, 2000. The decrease of $466.2 million for the nine months ended March 2, 2001 was primarily attributable to cash used in investing activities of $404.9 million and cash used in operating activities of $83.5 million, offset by cash provided by financing activities of $22.2 million. We used $238.3 million to purchase restricted investments related to collateral deposits required under a lease agreement. We also used $12.9 million for strategic venture investments in other companies that provide products and services that are complementary to our products or services. In addition, we used net cash of

$106.4 million to acquire AnyDay and WeSync and $47.3 million to purchase property and equipment. Cash used in operating activities of $83.5 million consisted primarily of a $150.6 million increase in accounts receivable and a $78.4 million increase in inventory. Cash provided by financing activities of $22.2 million consisted primarily of cash proceeds from the issuance of common stock due to employee stock plan activity.

In November 2000, Palm entered into a seven-year master lease agreement with Societe Generale Financial Corporation relating to its future headquarters facility that will be constructed in San Jose, California. The property site is approximately 39 acres, and is intended to eventually accommodate 1.6 million square feet of general office facilities. Rental payments under the lease agreement will be indexed to the London Interbank Offered Rate, applied to the total cost of the lease. The total cost of the lease will include the cost of the land plus the construction cost of the first phase of the facilities (approximately 620,000 square feet), which together are expected to cost up to $460 million. Palm has the ability to purchase the property from the lessor at any time prior to the expiration of the lease for the remaining lease balance, and may, at its option, remarket the property prior to the end of the lease. Palm has guaranteed the payment and performance of the lessor under certain promissory notes made by the lessor with respect to the property. Under the terms of the lease agreements, Palm is required to place on deposit up to $460 million of investment securities as collateral for the term of the lease. As of March 2, 2001, the amount of the collateral was approximately $238 million. As the leased facilities are constructed and interest accrues on the amount funded by the lessor, the amount of cash collateral will increase over time. The investment securities are restricted as to their withdrawal from a third party trustee and are classified as restricted investments on Palm's balance sheet. Palm will continue to receive the interest income earned on the investments deposited as collateral.

On March 27, 2001, Palm announced its plan to implement a series of cost reduction actions to minimize the impact of the current economic slowdown. We have postponed the construction of our new corporate headquarters in San Jose and we are reevaluating our real estate alternatives with the goal of reducing cash requirements. The operating lease agreement related to our new corporate headquarters contains covenants which require us to maintain certain financial ratios and adhere to a timeline in relation to the construction of the buildings. If we are unable to maintain compliance with these requirements, we may have to renegotiate the lease or cure it by exercising our option to purchase the land, which would require the use of our restricted investments currently held as collateral for our lease.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market to successfully compete. For example, we are currently developing new m500 and m505 handheld device products that feature a Secure Digital expansion slot. Our new m500 and m505 devices are expected to be in volume production late in our fourth quarter of fiscal 2001. If the production release schedule is delayed or production volumes do not ramp as currently expected, then our fourth quarter revenues and operating results will be negatively impacted. We cannot assure you that we will be able to introduce these or other products on a timely or cost-effective basis or that customer demand for these products will meet our expectations.

Because the sales and marketing life cycle of our handheld solutions is generally 12 to 18 months or less, we must:

  •
  continue to develop updates to our Palm platform, new handheld devices and new Internet services, or our existing products and services will quickly become obsolete;

  •
  manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

  •
  manage the timing of new product introductions to meet seasonal market demands;

  •
  manage the levels of existing and older product and component inventories to minimize inventory write-offs; and

  •
  adjust the prices of our existing products and services in order to increase or maintain customer demand for these products and services.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our handheld devices or we could have costly excess production or inventories.

The demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new, variations in economic conditions and relatively short product life cycles. As we introduce and support additional handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

      •   If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. For example, as our previous shortages in component availability eased towards the end of the third quarter, we began to experience the impact of the recent economic slowdown, which resulted in lower sales of our products and consequently higher inventories. Currently, we expect that inventory balances will continue to grow in our fourth fiscal quarter as current forecasted demand is less than our committed build plans. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins and increased cash usage.

      •   If demand increases beyond what we forecast, we may have to increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand.

      •   Rapid increases or decreases in production levels could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profits. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also lower our profits.

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

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

      •   Seasonality. Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. This seasonality is due to the fact that our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations. However, due to the current economic slowdown, we believe that market demand is approximately flat on a year over year basis, and, after factoring in the timing and risks associated with our new product launch of our m500 and m505 devices, we expect the fourth quarter revenues for fiscal 2001 to be lower than fourth quarter revenues for fiscal 2000.

      •   Fluctuations in Operating Expenses. We expect that our operating expenses, particularly our sales, marketing and research and development costs will increase in the fourth quarter of fiscal 2001. The increase in operating expenses will primarily relate to the introduction of the new products and marketing efforts to stimulate demand for our existing products. While we expect expenses to increase in the fourth quarter of fiscal 2001, we have embarked on a cost reduction program which we expect will lower overall expenses in the first quarter of fiscal 2002. Due to our expectations for lower revenues, we are planning to implement certain expense reduction measures, including a reduction in our workforce by approximately 10% to 15%, including employees and contractors (approximately 250 people). We are also evaluating other actions to reduce costs. To the extent that we are not able to adjust expenses as revenues fluctuate, our operating results and ability to operate the business could be adversely impacted.

      •   Revenue Mix. Our profit margins differ among the handheld device, Palm platform licensing and Internet services parts of our business. In addition, the product mix and sales prices of our device products affects profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter depend in part on the timing of new product introductions and the relative demand for our higher price point products as compared to our lower price point products. For example, we expect our gross margins in the fourth quarter of the current fiscal year to be lower than our gross margins for the third quarter due to lower revenues, our recent reduction in the suggested retail price of certain higher price point products, such as the Palm Vx and the Palm VIIx handhelds, as well as other pricing and promotion programs which may be implemented. As our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate. For example, increased demand for our licensees' products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

      •   New Product Introductions and Transitions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. In addition, we typically increase sales and marketing expenses to support new product introductions. Our introduction of the m500 and m505 devices, which include a Secure Digital expansion card slot, could partially replace some of our existing products. As a result of the announcement of the m500 and m505 devices, sales could be delayed or negatively affected as potential purchasers may delay purchasing certain other products in anticipation of the availability of the m500 and m505 devices.

      •   Quarterly Linearity of Revenues and Component Availability. In the prior three quarters, we have shipped a significant and increasing percentage of our quarterly revenues near the end of the quarter due primarily to issues related to component availability and manufacturing ramps. As a result, a significant percentage of our quarterly revenues were recognized during the latter weeks of the third month of the quarter. Shipping a high percentage of our quarterly revenues near the end of the quarter subjects us to risks such as unexpected disruptions in component availability, manufacturing, order management, information systems and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected. In addition, shipping a significant portion of the quarterly revenues near the end of the quarter could also cause our channel customers to delay placing new orders until later in the following quarter when they have reduced their inventory levels. This makes projecting quarterly results difficult.

      •   Use of Purchase Orders with Customers. We rely on one-time purchase orders rather than long-term purchase contracts with our customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

We rely on third party manufacturers and distributors to manufacture and distribute our handheld devices, and our reputation and results of operations could be adversely affected by our inability to control their operations.

We outsource all of our manufacturing to Manufacturers' Services Limited ("MSL") and Flextronics. We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations would suffer. For example, in the second quarter of fiscal 2001, one of our third party manufacturers failed to order certain components on a timely basis, which may have limited our ability to further increase revenues from the prior quarter.

Because we expect demand for our devices in the fourth quarter of fiscal 2001 will be less than our previous forecasts, our build plans with our third party manufacturers are being reduced. We may incur certain costs such as fees for excess manufacturing capacity and cancellation of orders which could result in lower margins and increased cash usage. In addition, these third party manufacturers are delivering finished goods which we previously ordered and have made component commitments on our behalf which will result in increased inventory balances.

We depend on Flextronics to manufacture some of our device products at its facilities in Mexico, California, Malaysia and Hungary, and the rest of our device products are manufactured by MSL at its Utah facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks outside our control:

  •
  unexpected increases in manufacturing costs;

  •
  interruptions in shipments if one of our manufacturers is unable to complete production;

  •
  inability to control quality of finished device products;

  •
  inability to control delivery schedules;

  •
  unpredictability of manufacturing yield;

  •
  potential lack of adequate capacity; and

  •
  potential inability to secure adequate volumes of components.

We do not have a manufacturing agreement with Flextronics, upon whom we rely to manufacture our device products. We presently order our products on a purchase order basis from Flextronics. The absence of a manufacturing agreement means that, with little or no notice, Flextronics could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which it manufactures our device products. If Flextronics were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if Flextronics were to change the terms under which they manufacture for us, our manufacturing costs could increase and our profitability could suffer.

In March 2001, we transitioned our U.S. product distribution from MSL in Utah to Flextronics in Tennessee. This results in the physical separation of U.S. manufacturing and distribution, which will require additional lead-time for movement of product between manufacturing and final shipment to customers. If the infrastructure and processes set up by Flextronics are insufficient to meet our needs or if lead-time for shipment between manufacturing and distribution facilities is excessive, we may not be able to achieve required shipment volumes which may negatively impact our results of operations.

We depend on our suppliers, some of which are the sole source for our components, and our production would be seriously harmed if these suppliers are not able to meet our demand on a cost effective basis and alternative sources are not available.

Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. During the first three quarters of this fiscal year, we experienced shortages of some key components, including liquid crystal displays and related components, flash memory chips and dynamic random access memory ("DRAM"), chips.

Some components, such as displays and related driver chips, power supply integrated circuits, digital signal processors, microprocessors, crystals and several radio frequency and discrete components, come from sole source suppliers. Alternative sources are not currently available for all of these sole source components. If suppliers are unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed.

We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business will suffer if the level of services does not meet our requirements.

We use third parties to provide services such as customer service, data center operations and desktop support, and facilities services. Should any of these third parties fail to deliver an adequate level of service, our business could suffer.

We do not know if the Palm platform licensing and Internet services parts of our business will be able to generate significant revenues in the future, and we will continue to rely on our handheld device products as the primary source of our revenues for the foreseeable future.

Our future growth and a significant portion of our future revenues depend on the commercial success of our Palm handheld devices, which comprise the primary product line that we currently offer. Expansion of the Palm platform licensing and Internet services parts of our business have generated a small percentage of our revenues. If revenues from our device business do not grow, our other business activities may not be able to compensate for this shortfall.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenues from these customers could harm our results of operations.

A significant portion of our revenues comes from only a small number of customers. For example, in the third quarter of fiscal 2001, Ingram Micro represented approximately 16% and Staples represented approximately 8% of our revenues. We expect that the majority of our revenues will continue to depend on sales of our handheld devices to a small number of customers. Any downturn in the business of these customers could seriously harm our revenues and results of operations.

We rely on distributors, retailers, traditional and Internet-based resellers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

Our distributors, retailers and resellers sell products offered by our competitors. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs, those distributors, retailers and resellers may de-emphasize or decline to carry our products or carry our competitors' products instead. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers and resellers. Further, distributors, retailers and resellers may not recommend, or continue to recommend, our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

When we reduce the prices of our products to our distributors, retailers and resellers, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, like other manufacturers, we are exposed to the risk of product returns from distributors, retailers and resellers, either through their exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories.

Because we sell our products primarily to distributors, retailers and traditional and Internet-based resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. From the fourth quarter of fiscal 2000 through the second quarter of fiscal 2001, we were generally unable to fully meet the demand for certain of our products from our distributors, retailers and resellers. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

We believe our distributors, retailers and traditional resellers are experiencing competition from Internet-based resellers that distribute directly to end-user customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-user customers from our Palm.com web site. These varied sales channels could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

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

      •   Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited ("RIM"), Sharp and Palm platform licensees such as Handspring, Sony and TRG.

      •   Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE for palm-sized personal computers, or Pocket PC, and Symbian's EPOC for wireless devices. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect to use an alternative operating system, in which case we may not be able to increase our revenues from licensing the Palm platform, or expand the proliferation of the Palm economy.

      •   Our Internet services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless Internet access, information appliances that provide Internet connectivity and other traditional and developing methods. Competitors to our wireless Internet services include RIM and Omnisky. Our Internet access business also competes indirectly with other providers of Internet access, ranging from dedicated Internet service providers, such as America Online and Earthlink, to local phone companies.

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

The near term success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition, our Palm platform has been licensed by other manufacturers such as Kyocera, Nokia and Samsung for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform, which could harm our business and results of operations.

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

If the Secure Digital Association does not ratify the Secure Digital input/output ("SDIO") specifications in a timely manner or if the SDIO standards ratified by the Secure Digital Association are not favorable to third party expansion solution developers, the deployment of third party expansion solutions might be delayed or affected, which could negatively impact sales of our products that include Secure Digital expansion slots, such as the m500 and m505 devices.

The Secure Digital ("SD") standards are governed by the Secure Digital Association. The Secure Digital Association is currently reviewing the SDIO specifications. If the specifications are not ratified by the Secure Digital Association in a timely manner or if the specifications that are ratified are not favorable to third party expansion solution developers, development or deployment of SD expansion solutions for Palm's products could be negatively affected. This possible impact on the development or deployment of SD expansion solutions or on the timing of such development or deployment of SD expansion solutions could negatively impact our sales of our products that include SD expansion card slots, such as the m500 and m505 devices. In addition, this might impact our ability to compete effectively and our ability to generate revenues might suffer.

Our Palm platform and handheld devices may contain errors or defects, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

Our Palm platform and our devices are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. We have in the past experienced delays in releasing some models and versions of our products until problems were corrected. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business. For instance we have, in the past, experienced increased support costs related to a faulty memory component used in a limited number of our handheld devices, which required us to develop a software patch to address the problem.

There have been reports of computer viruses and security gaps impacting handheld device operating systems. These viruses and security gaps and publicity about them may adversely impact sales of our products. In particular, if anti-virus protection and solutions for security gaps which users deem to be adequate are not developed to combat these viruses and security gaps, this could harm our business.

If we fail to adequately evolve our systems and processes in a changing business environment, our ability to manage our business and results of operations may be negatively impacted.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have increased our shipments and headcount substantially. At February 25, 2000, we had a total of approximately 878 regular employees. At March 2, 2001, we had a total of approximately 1,524 regular employees. This growth has placed a significant strain on our management systems and resources.

We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We have recently implemented new transaction processing, customer relationship management and data warehouse systems. This was a significant change to the previous systems, and we intend to continue to enhance and refine these new systems and processes.   In addition, the fourth quarter of fiscal 2001 will be our first quarter end utilizing the new systems. If the new systems, processes or training are found to be inadequate, results of operations or the reporting of results could be negatively impacted.

We have acquired four companies within the last 12 months and announced an agreement to acquire a fifth company. We may make additional strategic acquisitions in the future. Acquisitions will make it more difficult to effectively manage our growth, due to a number of factors including: the addition of new employees, the expansion of our operations into new geographic areas, the increased geographic dispersion of our personnel, and the expansion of our product and service offerings. If we are not able to successfully integrate acquired companies into our business, our results of operations could be adversely impacted.

The market for the delivery of Internet services through handheld devices is new and rapidly evolving, and our business and our ability to generate revenues from our handheld devices, Palm platform or Internet services could suffer if this market does not develop or we fail to address this market effectively.

We must continue to adapt our Internet services strategy to compete in the rapidly evolving Internet services market. We currently offer our Palm.Net service, a subscription-based wireless access service that enables users of the Palm VII family of handheld devices to access web-clipped content on the Internet. In addition, we offer our MyPalm portal which enables users to sync with a datebook on the web and provides other services to the handheld user. Competitors have introduced or developed, or are in the process of introducing or developing, competing Internet services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the Internet services provided by us or that individuals will widely adopt our handheld devices as a means of accessing Internet services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our Internet services and solutions is less than anticipated, our ability to expand our business could be impacted.

We may not be able to deliver or expand Internet access if our wireless carrier raises its rates, discontinues doing business with us or does not deliver acceptable service or if we fail to provide our services on additional carrier networks.

The future success of our Internet services business substantially depends on the capacity, affordability, reliability and security of our wireless networks. Only a small number of wireless providers offer the network services we require. We currently rely on Cingular Wireless (formerly BellSouth Wireless Data) to provide all of our Palm VII and Palm VIIx handheld wireless network services pursuant to an agreement. Our agreement with Cingular Wireless permits each party to terminate the agreement on an annual basis. If Cingular Wireless failed to provide us with service at rates acceptable to us or at all, we may not be able to provide Internet access to our users. If Cingular Wireless delivers unacceptable service, the quality of our Internet services would suffer and we would likely lose users who are dissatisfied with our service. For example, we are aware that Cingular Wireless, like other wireless carriers, has experienced service outages from time to time in their wireless data network. In addition, our Palm VII series of products are configured around the frequency standard used by Cingular Wireless. If we needed to switch to another wireless carrier, we would have to redesign significant portions of our software and hardware to permit transmission on a different frequency. Users of Palm VII series products existing before the redesign would not be able to access the service provided by the new wireless carrier. If we were required to redesign these elements, our business could be adversely affected.

Our Internet services strategy depends on our ability to develop new wireless access devices that operate on additional wireless networks other than Cingular Wireless in the U.S. We may be unsuccessful at building relationships with additional carriers, and we may not be successful at developing new devices that operate on other wireless networks. If we fail in either of these ways, our ability to expand our Internet services business and, therefore, our results of operations will suffer.

We may not be able to successfully expand our wireless Internet services into international markets.

Cingular Wireless provides the wireless data services on which our Palm VII series handhelds operate only in the United States. We intend to expand our network services to support Internet services internationally, but doing so will require us to enter into new relationships with wireless providers abroad. We may not be able to enter into relationships on favorable terms to us with international wireless carriers. In addition, because many international wireless carriers use different standards and transmit data on different frequencies than Cingular Wireless, we are likely to incur incremental expenses related to the redesign of significant portions of our software and hardware. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay expanding our wireless Internet services into international markets. In addition, in order to expand our Internet services internationally, we need to develop localized information and services that are appealing to users in each new geographic region. If we fail to develop localized content for our Internet services in an area, our ability to sell Internet services in that area will be seriously constrained.

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

We may not be able to maintain compliance with the covenants contained in the operating lease agreement related to our new corporate headquarters.

The operating lease agreement related to our new corporate headquarters contains covenants which require us to maintain certain financial ratios and adhere to a timeline in relation to the construction of the buildings. If we are unable to maintain compliance with these requirements, we may have to renegotiate the lease or cure it by exercising our option to purchase the land, which would require the use of our restricted investments currently held as collateral for our lease.

We may not be able to maintain and expand our business if we are not able to hire, retain and integrate sufficient qualified personnel.

Our future success depends to a significant extent on the continued contribution of our key executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. The loss of services of key employees could adversely affect our business, operating results or financial condition. Many members of our senior management have been with the business only a short time. In addition, recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. Further, our common stock price has been, and may continue to be, extremely volatile. When our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, we must carefully balance the growth of our employee base with our anticipated revenue base. If our revenue growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

In March 2001, we announced that we would make organizational changes to our business which are designed to improve our execution, that the current economic slowdown and declining consumer spending were impacting our business, and that we would reduce our workforce by approximately 10 to 15%, including employees and contractors (approximately 250 people). These announcements will result in employee uncertainty. If we fail to effectively manage and motivate our workforce through this period, our results of operations could be adversely impacted.

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. The appeal has been fully briefed. No date for oral argument has been set.

On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WaveWare Communications,  Inc. v. 3Com Corporation, Palm Computing, Inc., and Mark Bercow, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with our and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. On May 9, 2000, WaveWare filed a First Amended Complaint, which we answered on May 24, 2000, generally denying all allegations. In early February 2001, the parties executed a settlement agreement disposing of all claims. We are awaiting notice of final dismissal of the case from the Court.

On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint sought unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. In February 2001, the parties entered into a settlement disposing of all claims. We are awaiting notice of final dismissal of the case from the Court.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The U.S. District Court has scheduled a Markman hearing for May 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

    On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned Rotis Technologies Corporation v. Track Data Corporation, Palm, Inc. and Sprint FON Group (Case No. 300CV-931-L). The complaint alleges infringement of U.S. Patent No. 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring,  Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling Transactions" and "System for Handling Transactions Including a Portable Personal Terminal." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Palm has not yet filed an answer to the complaint.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, WaveWare, Telxon and Penright!, E-Pass and Rotis litigation.

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

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. Olivetti has filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Olivetti litigation.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. In addition, several of the facilities where our devices are manufactured are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in foreign currency exchange rates;
  •
  changes in a specific country's or region's political or economic conditions, particularly in emerging markets;
  •
  trade protection measures and import or export licensing requirements;
  •
  potentially negative consequences from changes in tax laws;
  •
  difficulty in managing widespread sales and manufacturing operations; and
  •
  less effective protection of intellectual property.

Although substantially all of our revenues are denominated in U.S. dollars, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products or reductions in gross margins.

We intend to pursue strategic acquisitions and investments which could have an adverse impact on our business if unsuccessful.

We have acquired within the last year peanutpress.com, WeSync, AnyDay, and Actual Software. In addition, we have entered into an agreement to acquire Extended Systems. We often evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed.

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

In addition, we currently lease office space from 3Com in Santa Clara and other locations. We have entered into arrangements with 3Com to lease our Santa Clara facilities under leases that expire beginning in September 2002 through August 2003. After this transition period, we will need to secure alternative facilities. We recently announced that we have postponed the construction of our new corporate headquarters in San Jose, which was scheduled to begin in March 2001, and we are reevaluating our real estate alternatives with the goal of reducing cash requirements. If we fail to secure additional space when our existing leases expire, our business will be harmed.

Our historical financial information may not be representative of our results as a separate company.

Through February 25, 2000, our consolidated financial statements were carved out from the consolidated financial statements of 3Com using the historical results of operations and historical bases of the assets and liabilities of the 3Com handheld computing business that we comprised. Accordingly, the historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Through February 2000, 3Com did not account for us and we were not operated as a separate, stand-alone entity for the periods presented.

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

  •
  labor, tax, employee benefit, indemnification and other matters arising from our separation from 3Com;
  •
  intellectual property matters;
  •
  employee retention and recruiting; and
  •
  the nature, quality and pricing of transitional services 3Com has agreed to provide us.

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

Our common stock has been publicly traded only since March 2, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

  •
  quarterly variations in our operating results;
  •
  changes in revenues or earnings estimates or publication of research reports by analysts;
  •
  speculation in the press or investment community;
  •
  strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;
  •
  actions by institutional stockholders
  •
  general market conditions; and
  •
  domestic and international economic factors unrelated to our performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Palm's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists of cash, cash equivalents and restricted investments as of March 2, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuer. As of March 2, 2001, all investments mature within one year and are carried at amortized cost, which approximates fair market value. We are exposed to market risk for changes in interest rates due to the short term nature of our investment portfolio. A decline in interest rates could have a material impact on our level of interest income, which currently represents a significant portion of our income before income taxes.

In November 2000, we entered into an operating lease agreement related to our new corporate headquarter, for which occupancy is planned beginning in mid-2002. In conjunction with this agreement, we are required to guarantee a minimum residual value for the property and to maintain certain levels of cash collateral over the term of the agreement. Such cash collateral is classified as non-current restricted investments in our consolidated balance sheet and totaled approximately $238 million at March 2, 2001. As the leased facilities are constructed and interest accrues on the amount funded by the lessor, the amount of cash collateral required to be maintained is expected to increase to approximately $460 million. Palm will continue to receive the interest income earned on the cash collateral. Palm is exposed to interest rate risk on the amount funded by the lessor, to the extent that interest rates increase, then the amount of the required cash collateral will also increase. The total cost of the project will be impacted by a number of factors, including changes in interest rates. Once the construction of the leased facilities is complete, Palm will begin making rental payments under the operating lease agreement, with these payments being indexed to the London Interbank Offered Rate, exposing Palm to interest rate risk related to these payments.

On March 27, 2001, we announced our plan to implement a series of cost reduction actions to minimize the impact of the current economic slowdown. We have postponed the construction of our new corporate headquarters in San Jose and we are reevaluating our real estate alternatives with the goal of reducing cash requirements. The operating lease agreement related to our new corporate headquarters contains covenants which require us to maintain certain financial ratios and adhere to a timeline in relation to the construction of the buildings. If we are unable to maintain compliance with these requirements, we may have to renegotiate the lease or cure it by exercising our option to purchase the land, which would require the use of our restricted investments currently held as collateral for our lease.

Foreign Currency Exchange Rate Risk

As Palm has significant revenues and supply sources outside of the United States, we are subject to certain foreign exchange exposures. As substantially all of our revenues and supply contracts are currently denominated in U.S. dollars, the exposure to foreign currency movements has not been significant to date. We will continue to monitor and assess the risk associated with these exposures and may at some point in the future take actions to hedge or mitigate these risks. These actions may or may not involve the use of derivative financial instruments.

Equity Price Risk

We have designated up to $50 million for strategic venture investments in other companies which provide products and services that are complementary to our products or services, and have invested approximately $12.9 million in other companies as of March 2, 2001. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience material declines in the value of our investments in publicly traded companies, or even lose the initial value of our investments in both privately held and publicly traded companies.

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. The appeal has been fully briefed. No date for oral argument has been set.

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. Olivetti has filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California.

On December 13, 1999, WaveWare Communications, Inc. filed suit against 3Com, Palm and others in the Superior Court of California, San Mateo County. The case is captioned WaveWare Communications,  Inc. v. 3Com Corporation, Palm Computing, Inc., and Mark Bercow, No. 411331. The complaint alleges breach of contract, constructive fraud, fraud and deceit, negligent misrepresentation, misappropriation of assets and trade secrets, unfair competition, unjust enrichment and intentional interference with economic advantage in connection with our and 3Com's discussions with WaveWare concerning WaveWare's potential acquisition by 3Com. On May 9, 2000, WaveWare filed a First Amended Complaint, which we answered on May 24, 2000, generally denying all allegations. In early February 2001, the parties executed a settlement agreement disposing of all claims. We are awaiting notice of final dismissal of the case from the Court.

On December 27, 1999, Telxon Corporation and Penright! Corporation filed a complaint in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:99CV3157) against 3Com and Palm alleging copyright infringement, unfair competition and theft of trade secrets. The plaintiffs allege that the Palm OS operating system contains graphical user interface software copied from the plaintiffs' software. The complaint sought unspecified compensatory and treble damages and to enjoin, among other things, distribution and sales of the Palm OS operating system. In February 2001, the parties entered into a settlement disposing of all claims. We are awaiting notice of final dismissal of the case from the Court.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The U.S. District Court has scheduled a Markman hearing for May 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

On May 2, 2000, Rotis Technologies Corporation filed suit against Palm and two other defendants in the U.S. District Court for the Northern District of Texas. The case is captioned Rotis Technologies Corporation v. Track Data Corporation, Palm, Inc. and Sprint FON Group (Case No. 300CV-931-L). The complaint alleges infringement of U.S. Patent No. 4,473,824 entitled "Price Quotation System." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling Transactions" and "System for Handling Transactions Including a Portable Personal Terminal." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Palm has not yet filed an answer to the complaint.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, WaveWare, Telxon and Penright!, E-Pass, Rotis and Olivetti litigation.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number		Description
2.1	(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
2.2	(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
2.3	(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.
2.4	(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.
2.5	(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.
2.6	(2)	Employee Matters Agreement between 3Com and the registrant.
2.7	(2)	Tax Sharing Agreement between 3Com and the registrant.
2.8	(2)	Master Transitional Services Agreement between 3Com and the registrant.
2.9	(2)	Real Estate Matters Agreement between 3Com and the registrant.
2.10	(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.
2.11	(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.12	(1)	Form of Non-U.S. Plan.
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(7)	Amended Bylaws.
3.3	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2	(5)	Specimen Stock Certificate.
4.3	(5)	Preferred Stock Rights Agreement between the Registrant and Fleet National Bank
10.1	(1)*	1999 Stock Plan.
10.2	(1)*	Form of 1999 Stock Plan Agreements.
10.3	(1)*	1999 Employee Stock Purchase Plan.
10.4	(1)*	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5	(3)*	Amended and Restated 1999 Director Option Plan.
10.6	(1)*	Form of 1999 Director Option Plan Agreements.
10.7	(1)*	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8	(1)*	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
10.9	(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10	(1)**	Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and the registrant.
10.11	(1)	Common Stock Purchase Agreement between America Online and the registrant.
10.12	(1)	Common Stock Purchase Agreement between Motorola and the registrant.
10.13	(1)	Common Stock Purchase Agreement Between Nokia and the registrant.
10.14	(1)	Form of Management Retention Agreement.
10.15	(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
10.16	(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
10.17	(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18	(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
10.19	†	First Amendment to Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and the registrant.

(1)
—Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2)
—Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.

(3)
—Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(4)
—Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.

(5)
—Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000.

(6)
—Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000.

(7)
—Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on January 12, 2001.

*
—Denotes an executive or director compensation plan or arrangement.

**
—Confidential treatment granted on portions of this exhibit.

†
—Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)
Reports on Form 8-K

    None.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)
Dated:	April 11, 2001	By:	/s/ JUDY BRUNER Judy Bruner Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number		Description
2.1	(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
2.2	(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
2.3	(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.
2.4	(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.
2.5	(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.
2.6	(2)	Employee Matters Agreement between 3Com and the registrant.
2.7	(2)	Tax Sharing Agreement between 3Com and the registrant.
2.8	(2)	Master Transitional Services Agreement between 3Com and the registrant.
2.9	(2)	Real Estate Matters Agreement between 3Com and the registrant.
2.10	(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.
2.11	(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.12	(1)	Form of Non-U.S. Plan.
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(7)	Amended Bylaws.
3.3	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2	(5)	Specimen Stock Certificate.
4.3	(5)	Preferred Stock Rights Agreement between the Registrant and Fleet National Bank
10.1	(1)*	1999 Stock Plan.
10.2	(1)*	Form of 1999 Stock Plan Agreements.
10.3	(1)*	1999 Employee Stock Purchase Plan.
10.4	(1)*	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5	(3)*	Amended and Restated 1999 Director Option Plan.
10.6	(1)*	Form of 1999 Director Option Plan Agreements.
10.7	(1)*	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8	(1)*	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
10.9	(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10	(1)**	Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and the registrant.
10.11	(1)	Common Stock Purchase Agreement between America Online and the registrant.
10.12	(1)	Common Stock Purchase Agreement between Motorola and the registrant.
10.13	(1)	Common Stock Purchase Agreement Between Nokia and the registrant.
10.14	(1)	Form of Management Retention Agreement.
10.15	(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
10.16	(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
10.17	(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18	(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
10.19	†	First Amendment to Supply Agreement between Manufacturers' Services Salt Lake City Operations, Inc. and the registrant.

(1)
—Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2)
—Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.

(3)
—Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(4)
—Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.

(5)
—Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000

(6)
—Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000

(7)
—Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on January 12, 2001.

*
—Denotes an executive or director compensation plan or arrangement.

**
—Confidential treatment granted on portions of this exhibit.

†
—Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Palm, Inc. Condensed Consolidated Statements of Operations
Palm, Inc. Condensed Consolidated Balance Sheets
Palm, Inc. Condensed Consolidated Statements of Cash Flows
Palm, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K