Form 10-K405
period 2001-06-01
PALM INC
filed 2001-08-13
CIK 1100389

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the Fiscal Year Ended June 1, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission File No. 000-29597

                                  Palm, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              94-3150688
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

      5470 Great America Parkway                        95052
        Santa Clara, California                      (Zip Code)
    (Address of principal executive
               offices)

Registrant's telephone number, including area code (408) 878-9000

Securities registered pursuant to Section 12(b) of the Act:
                                            NONE

Securities registered pursuant to Section 12(g) of the Act:
                                            Common Stock, $.001 par value
                                            Preferred Shares Purchase Right,
                                            $.001 par value.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing price of the Common Stock on July 27, 2001, as reported by the NASDAQ National Market, was approximately $3,000,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of July 27, 2001, 567,163,469 shares of the Registrant's Common Stock were outstanding.

                               ----------------

  The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 11, 2001 is incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   Palm, Inc.

                                   Form 10-K
                     For the Fiscal Year Ended June 1, 2001

                               Table of Contents

                                                                                                  Page
                                                                                                  ----
Part I
Item 1.   Business...............................................................................   4
Item 2.   Properties.............................................................................  15
Item 3.   Legal Proceedings......................................................................  16
Item 4.   Submission of Matters to a Vote of Security Holders....................................  17
          Executive Officers.....................................................................  17

Part II
Item 5.   Market for Common Stock and Related Stockholder Matters................................  19
Item 6.   Selected Financial Data................................................................  19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  20
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................  43
Item 8.   Financial Statements and Supplementary Data............................................  45
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  67

Part III
Item 10.  Directors and Executive Officers ......................................................  67
Item 11.  Executive Compensation.................................................................  67
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  67
Item 13.  Certain Relationships and Related Transactions.........................................  67

Part IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................  68

          Exhibit Index..........................................................................  68
          Signatures.............................................................................  70
          Schedule II--Valuation and Qualifying Accounts.........................................  72

As used in this report on Form 10-K, unless the context otherwise requires, the terms "we," "us," or "the Company" and "Palm" refer to Palm, Inc., a Delaware corporation.

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding handheld devices, the market for handheld devices and the handheld device industry; our intentions, beliefs and expectations regarding the Palm platform and licensing opportunities for the Palm platform; our goals regarding Secure Digital; our intentions, beliefs and expectations regarding wireless services, applications and technologies and our network services; our beliefs and expectations about our strategies; our beliefs and expectations about growth opportunities for us and our developer community; our beliefs, intentions and expectations regarding the markets for our products and services and our industry; our beliefs about wireless access to Internet content and enterprise data; our beliefs and expectations regarding expandability options; our beliefs and expectations about opportunities for operating system developers and the market for operating system developers and device manufacturers; our beliefs about the market for mobile computing services and applications; expectations regarding the Samsung phone; our beliefs regarding software applications developed by third party developers; our intentions, beliefs and expectations regarding the Palm Economy and our support of the Palm Economy; our intentions regarding the release of a successor to the Palm VII; our beliefs about continuing product and technology innovation; our beliefs, expectations and intentions regarding the enterprise market and related opportunities; our intentions and expectations regarding international business, international sales and international markets; our beliefs regarding our development of specialized and customized products that are re-branded and re-sold by third parties; our beliefs about customer service and technical support; our beliefs, expectations and intentions regarding product development, design and innovation relating to new and existing products and solutions; our beliefs regarding assembly line efficiencies; our beliefs and expectations regarding competition, competitors, competitive factors, our ability to compete and our competitive advantages; our expectations regarding integrating Internet connectivity and industry standards; our intentions and expectations regarding our rights in the Palm trademark portfolio; our beliefs about the licensing of complementary technologies from other parties; our beliefs about our relationship with our employees; our beliefs, expectations and intentions regarding our facilities, operating leases and our ability to secure additional space and new facilities; our intentions and expectations regarding cash dividends; our expectations and intentions regarding strategic investments; our beliefs and expectations regarding expense allocations, payments and separation costs relating to our separation from 3Com Corporation; our expectations regarding excess inventory; our expectations regarding sales and marketing expenses; our plans, intentions and expectations regarding our investment in research and development and research and development expenses; our expectations regarding general and administrative expenses; our intentions and expectations regarding cost reductions, our restructuring program and savings in operating expenses; our plans and expectations regarding the consolidation of excess facilities; our intentions and expectations regarding our workforce reductions; our intentions and expectations regarding charges for the discontinuance of projects; our expectations regarding interest and other income; our expectations about amortization of fees and interest expenses relating to the credit facility; our belief that our cash and cash equivalents and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months; our beliefs and expectations about our future success and results; our expectations regarding our ability to forecast demand; our beliefs and expectations regarding fluctuations in our operating results; our intentions regarding our build plans; our expectations regarding our revenues and customers; our beliefs about our distributors, retailers and resellers; our beliefs about support from third party developers; our expectations regarding licensing of third party software and entering joint development arrangements; our intentions and expectations regarding our financial and managerial controls, reporting systems and procedures and transaction processing, customer relationship management and data warehouse systems; our expectations regarding strategic acquisitions; our intentions and expectations regarding strategic venture investments; our beliefs about provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan; and our intentions and expectations regarding investment activities, interest rates, and derivative financial instruments. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Risk Factors" section of this Form 10-K.

  The stockholder communication document accompanying this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our beliefs and expectations about existing and future opportunities; our beliefs and expectations about the markets for our products and services; our beliefs and expectations regarding our existing and future products and services and our development efforts; our beliefs and expectations regarding our competitors and competing products; our beliefs and expectations regarding the Palm economy; our beliefs and expectations regarding the Palm platform and the Palm OS and the development and future of the Palm OS; our beliefs and expectations regarding revenues and profitability; our beliefs and expectations regarding our position in the handheld industry and in the markets for our products and services; our beliefs and expectations regarding new relationships with hardware and software solutions providers; our beliefs and expectations regarding returns to our shareholders; our beliefs, intentions and expectations regarding our short-term success and the long-term potential of the handheld opportunity; our beliefs and expectations regarding the separation of our Palm Platform solutions business and our Handheld Solutions business; our beliefs and expectations about our future and the future of the handheld industry and handheld computing; our beliefs and expectations regarding wireless devices and enterprise solutions; our beliefs and expectations regarding our strategy in the enterprise market and our relationships; our beliefs and expectations about curtailing discretionary spending and investing to build our businesses and our brand; our beliefs and expectations regarding our industry leadership, attracting new customers and retaining existing customers; our beliefs and expectations regarding our future progress and return to profitability; and our beliefs and expectations regarding the payment of cash dividends in the future. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Risk Factors" section of this Form 10-K.

  Palm, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

  HotSync, Palm.net and Palm OS are registered trademarks and MyPalm, Palm and Palm Powered are trademarks of Palm, Inc. or its subsidiaries.

Item 1. Business

General

  On September 13, 1999, 3Com Corporation announced its plan to create an independent publicly traded company, Palm, Inc., comprised of 3Com's handheld computing business. Palm, Inc. was incorporated in Delaware in December 1999. Following the completion of Palm's initial public offering and private placements in March 2000, 3Com owned approximately 94% of Palm's outstanding common stock. 3Com distributed all of the shares of Palm common stock it owned to 3Com stockholders on July 27, 2000. 3Com and Palm entered into various agreements related to the separation of the two companies. More information about the separation and our ongoing relationships with 3Com is contained in Items 7 and 8 of this report on Form 10-K.

  We are the leading global provider of handheld computing devices. We develop, design and market our Palm-branded handheld devices, which currently include our m500, m100, Palm(TM) VII, Palm V, and Palm III product families. According to International Data Corporation's report "Hand Check: Smart Handheld Devices Market Forecast and Analysis 2000 - 2005", in calendar 2000 our Palm branded devices had a 50% share of the worldwide smart handheld device market, which International Data Corporation defines as small, pocket-sized devices that feature pen-based input and allow users to automatically copy and conform, or synchronize, information between the device and a personal computer. We believe our emphasis on simplicity, elegance and ease of use and our focus on customer needs have contributed to our success to date. Our devices have also won numerous awards, including Network Computing's "Best Mobile Handheld Wireless Device", Computer Shopper's "Choice Award for Best PDA" and InfoWorld's "Handheld Product of the Year" in 2001. We intend to build on our global leadership in handheld computing devices through continued innovation and focus on addressing customer needs.

  The Palm OS(R) operating system and related software, which we refer to as our Palm platform, have been the cornerstone of our success in the handheld device market. The Palm platform combines the distinctive look, feel and ease of use of our Palm OS operating system with HotSync(R) technology that enables users to synchronize information between a Palm device and a personal computer, and includes pen-based input technology, personal information management applications such as a datebook, an address book, and e-mail and wireless functionality. Our Palm VII product also includes web clipping software that allows Internet content providers and users to wirelessly send and receive information via the Internet in a format optimized for handheld devices. In addition to including the Palm platform in our Palm-branded devices, we license the Palm platform to manufacturers of smart handheld devices, which we define as handheld devices that enable users to access and manage information. Companies including Acer, Garmin, HandEra (formerly TRG), Handspring, Kyocera, Nokia, Samsung, Sony, and Symbol have licensed the Palm platform. We intend to continue to pursue licensing opportunities for our Palm platform in the rapidly converging markets of handheld computing devices, information appliances, mobile phones and handheld entertainment devices. According to International Data Corporation's report, "Hand Check: Smart Handheld Devices Market Forecast and Analysis 2000 - 2005", in calendar 2000 devices powered by the Palm OS operating system had over 75% share of the worldwide personal companion device market.

  We have recently introduced our latest generation of products which feature a dual expansion architecture. The m500 series--the Palm m500 monochrome handheld and the Palm m505 color handheld--captures the elegance and simplicity the platform is known for and adds more expandability options. The m500 series dual expansion architecture includes a Secure Digital ("SD") and MultiMediaCard ("MMC") expansion slot as well as a new universal connector which supports add-on modules. SD and MMC are stamp-sized expansion cards that provide memory storage, with SD also providing input/output ("I/O") capability. I/O devices under development by third parties include a bar code scanner, Bluetooth module, Global Positioning System ("GPS") device and modem. Today there are over 280 companies in the SD Association that range across the spectrum of consumer electronic companies such as Compaq, Panasonic, Samsung and Toshiba. The goal of incorporating SD in our products is to enable software applications to be run by simply inserting an SD card into our products, to store or back-up data on a removable card, as well as to provide interoperability among devices by enabling users to share information.

  We have a wireless content and access business called the Palm.Net(R) service, which supports the Palm VII handheld family and generates revenue from monthly subscription fees. Palm.Net subscribers can obtain wireless access to information such as real-time stock quotes, news headlines, airline flight schedules, on-line shopping and an increasing array of enterprise data and applications. In addition we are shipping the Palm Mobile Internet Kit ("MIK") as a stand-alone application as well as integrated into the Palm OS
4.0. The MIK enables certain Palm handheld devices besides the Palm VII family to access Palm.Net and other Internet content using data enabled mobile phones. We have also developed our Palm.com website, which is emerging as an important destination site for our customers, users and developer community. As part of our wireless strategy, we are expanding our e-mail solutions and web clipping applications and introduced our MyPalm(TM) portal which allows users to wirelessly update their datebook, search and browse the web, and download and categorize web clipping applications.

  We believe that the continued adoption of handheld devices as well as our strategic focus on Palm platform licensing and wireless services present us with significant growth opportunities. We will continue our efforts to identify and respond to customer needs as handheld computing devices become more sophisticated, reach a broader customer base and become an increasingly important means of wireless access on a global basis.

  As of June 1, 2001, we have sold over 13.7 million Palm-branded devices worldwide, and more than 160,000 third party developers have registered to create applications based on the Palm platform. Including Palm branded devices, over 16 million Palm Powered(TM) handhelds have been sold to date. Our total revenues have increased from approximately $1 million in fiscal year 1995 to approximately $1.6 billion in fiscal year 2001. We outsource the manufacturing of all of our devices.

Industry Overview

  As professionals and businesses have become increasingly mobile, often spending long periods of time away from traditional work settings, they have sought tools to access and manage critical personal and professional information. Historically, paper-based organizers and, later, stand-alone electronic pocket organizers or portable computers were used to accomplish these tasks. These early tools met with mixed success and often were slow, large, expensive and difficult to use.

  The introduction of Palm's first device in 1996 ushered in a new generation of handheld devices that offered users a combination of simplicity and functionality. Innovations in design, synchronization technology, user interface, programmability, functionality, wireless capability and battery power management transformed these devices into productivity tools. These enhancements significantly accelerated user demand. While we intend to continue to participate in the market for handheld devices, we have also entered the markets for smartphones and other information appliances, through licensing agreements with other manufacturers. We believe that continued innovation, increased wireless data connectivity and the emergence of new usage patterns driven by wireless access to Internet content and enterprise data will drive further market growth.

  We believe that continued technological innovations that address end-user needs are an important driver of industry growth. Technological advances have led to significant reductions in size and weight, as well as improvements in battery life, reliability, storage capacity and expandability of functionality of handheld devices. In the future, we believe that handheld devices will continue to evolve to include integrated voice, video and multimedia capabilities. Third party developers, who create software applications and complementary hardware peripherals and accessories, supplement manufacturers' innovations and allow users to customize and enhance their devices. These feature enhancements and performance improvements, driven by both manufacturers and third party developers, continue to attract new users and encourage device upgrades. The emergence of technologies enabling wireless access to the Internet and enterprise data is again transforming the handheld device industry. The Internet has become an important way for consumers and professionals to access personal and business information, download new applications and access new services. We believe that wireless access to Internet content and enterprise data will make handheld computing devices increasingly valuable to users. In addition, expandability options like our new SD/MMC slot on our m500 series of devices usher in new possibilities for handhelds including additional storage of up to 64 MB today and hardware add-on possibilities like modems, GPS devices and cameras.

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

Business Summary

  In 1996, we introduced our first handheld device product, based on our innovative Palm platform, and quickly established global leadership in the handheld device industry. Our revenues have grown from approximately $1 million in fiscal year 1995 to $1.6 billion in fiscal year 2001. Our international business accounted for 38% of revenues in fiscal year 2001. We believe that our users associate the Palm brand with high-quality products that offer a combination of portability, connectivity, simplicity and style. By capitalizing on the popularity of our handheld devices and our Palm platform, we believe we can also become a leader in the emerging market for mobile computing services and applications.

  Handheld Devices. We currently have five families of handheld devices, the m500, m100, Palm VII, Palm V, and Palm III product families, each of which is based on the Palm platform. We develop our handheld devices by focusing on both consumer and business customer needs. While all Palm devices are designed to offer a combination of utility, simplicity, wearability and mobility, we have further differentiated individual products to appeal to specific market segments. For example, to appeal to users who place the most value on wearability, we introduced the Palm V product and followed with the m500 series, which combine the traditional functionality of our products with a sleek, compact and lightweight form factor. Similarly, to appeal to mobile professionals and enterprise customers that want to provide their employees with convenient wireless access to enterprise data, we introduced the Palm VII product, which combines connectivity and mobility. Customers buying our devices receive a Palm handheld device, a cradle or a cable to connect the device to a personal computer, and personal information management and synchronization software which runs on a personal computer serving as a conduit between the device and other personal computer applications. We also market and resell peripherals and accessories such as portable keyboards, SD/MMC expansion cards for storage and content, modems, leather cases, flip covers, faceplates and other accessories for our products.

  Palm Platform. The Palm platform combines the distinctive look, feel and ease of use of our Palm OS operating system with our HotSync synchronization technology, pen-based input technology and personal information management applications such as address book and datebook. We also make development tools available to our developer community, and we share select parts of the Palm OS operating system source code in order to enable developers to optimize the interface of their applications with the Palm platform. As a result, the Palm OS has emerged as a highly flexible, efficient operating system. As of June 1, 2001, more than 160,000 developers had registered to create applications for the Palm platform. We believe that our strong developer support is due in part to the relative simplicity of developing applications for the Palm platform, which we believe represents a significant competitive advantage compared to alternative operating systems. For instance, over 10,000 applications are currently available for the Palm platform, more than any other handheld platform in the market today.

  In addition to including the Palm platform in our Palm-branded devices, we have licensed the platform to other device and smart handheld device manufacturers. For example we currently have licensing relationships with smart phone manufacturers such as Kyocera and Samsung. The Kyocera phone is currently shipping and the Samsung phone is expected to ship later this calendar year. We also have licensed our platform to Sony which has incorporated multimedia and entertainment capabilities such as an MP3 player into its products. We believe that the potential of these relationships and other new licensee markets represent a significant growth opportunity for Palm and our developer community.

  Internet Services and Applications. Wireless technologies enable us to maintain an ongoing connected relationship with our users by providing mobile personal information management services. We offer users of our Palm VII device the ability to navigate the Internet through our web clipping software, which allows users to download specific information from the Internet in a format that is optimized for handheld devices, as well as limited ability to browse the Internet. To support the wireless connectivity of our Palm VII device, we offer the Palm.Net access service for a monthly subscription fee. The Palm.Net service allows subscribers to wirelessly access information such as real-time stock quotes, news headlines, airline flight schedules, on-line shopping and an increasing array of enterprise data and applications. In addition, our customers can wirelessly access information via the MIK, which enables users of certain Palm III, Palm V and m100 devices to run web clipping applications and access other Internet content using their Palm device and their data enabled mobile phone. The MIK functionality is built into the new Palm 4.0 OS used in our new m500 series. In addition, we have developed websites that allow content providers and third party developers to post web clipping applications for users to download. Our websites also serve as resources for our customers, users and developer community. These wireless services and applications increase the functionality of our products, provide us with expanded opportunities for product sales, and transaction revenue and keep us at the forefront of technology and innovation in our rapidly changing markets.

The Palm Economy

  Our broad user base has attracted a large community of third party developers that create software applications, peripherals and accessories that increase the performance and functionality of Palm devices. As of June 1, 2001 more than 160,000 developers had registered to use Palm developer tools to create software applications for the Palm platform. We provide developer tools to assist our developer community in developing applications for the Palm platform. While no license revenue is derived directly from these developers, we believe the existence of software applications developed by third party developers helps to increase the market for our handheld device products and services. We have created an on-line store where users can purchase many of these software applications. In addition, there are several hundred peripherals and accessories developed by us and third parties ranging from wireless modems to portable keyboards to leather cases. This expanding Palm Economy has, in turn, encouraged licensees to integrate the Palm platform with new handheld information appliances, providing new opportunities to grow the Palm Economy. The wireless opportunities in the market today are further expanding the Palm Economy by attracting new users and by encouraging developers to create wireless applications. We believe that the Palm Economy creates opportunities for all participants by continually extending the functionality and market appeal of both existing and next-generation Palm-branded products and products based on the Palm platform. Furthermore, the incorporation of SD technology into our products gives the Palm Economy another option for providing innovative new expansion devices.

Strategy

  Our strategy is to build on our leadership position in handheld computing by providing wireless functionality to all of our handheld devices and by establishing our Palm platform as the leading operating system for the next generation of handheld computing devices, mobile information appliances, mobile phones and handheld devices for entertainment such as games and music. The key elements of our strategy are as follows:

  Continue to Develop Internally and Work With Others to Release Products and Services that Provide Wireless Connectivity. The introduction of the Palm VII product represented the first step in our rollout of wireless Internet-enabled devices. We intend to release a successor to the Palm VII by the end of the calendar year that will incorporate behind-the-firewall e-mail capability for enterprises, instant messaging and always-on connectivity. In addition, the MIK enables wireless Internet access using a data enabled cell phone. The MIK along with other communication applications like Short Messaging System ("SMS") are included in our new Palm OS 4.0 which ships with our m500 series of products. We intend to continue to work with third parties to bring out new wireless functionality for our products. For example, Xircom has announced its plans to release a 802.11b Ethernet network attachment for our m500 series. Furthermore, we are working with Toshiba to bring out a Bluetooth enabled SD card by the end of this calendar year. Bluetooth is a short-range wireless technology.

  License the Palm Platform to Establish a Widely Adopted Open Operating System for Information Appliances. We intend to further expand the use of the Palm platform in a wide variety of handheld devices and information appliances. We recently announced our intention to form a wholly-owned subsidiary to contain our business relating to the Palm platform. This strategy involves licensing the Palm platform to other handheld device manufacturers such as Sony and Symbol and to manufacturers of other information appliances that are looking to incorporate an operating system that is widely adopted by consumers and has broad third party developer support. We also plan to continue to pursue licensing agreements with companies such as Kyocera and Samsung, which are building smartphones using the Palm platform.

  Extend Market Leadership through Continued Dedication to the Palm Design Philosophy. Our design philosophy carefully balances elegant form with simple and useful functions. We intend to continue to increase the size of the handheld device market by extending this philosophy to products targeted at new market segments. We have accelerated our market segmentation activities by identifying specific user needs across consumer, mobile professional, enterprise and education markets and by introducing new versions of our handheld devices, services and marketing programs that combine features tailored to address these specific needs. Underlying our design philosophy is a fundamental commitment to innovation. We have been first to market with a number of innovative technologies that we have incorporated into our products ranging from our first Palm device to our new SD based m500 series of products. We believe that continuing product and technology innovation will be important to our overall success.

  Accelerate Adoption of Palm Products and Services in the Enterprise
Market. We believe the enterprise market represents a significant opportunity for Palm. Palm devices that are used in professional environments have historically been purchased by users on an individual basis rather than by corporations or institutions for enterprise-wide deployment. We intend to increase the deployment of Palm devices by enterprise customers by working with enterprise solutions and consulting companies and by continuing to focus on wireless solutions. As of the end of fiscal year 2001, Palm devices were on the approved standards list of over 350 companies, including over 130 Fortune 500 companies.

  To accelerate the adoption of our devices by enterprises, we have established relationships with companies such as IBM, Oracle, PeopleSoft, PricewaterhouseCoopers, Remedy, SAP, Siebel, Sybase and Tivoli to develop and/or distribute applications that provide access to enterprise data using devices based on the Palm platform.

  Expand International Business. We intend to continue to expand our international business. For fiscal year 2001, revenues outside the United States accounted for 38% of our total revenues compared to 35% for fiscal year 2000. With the help of the Palm developer community, we have introduced localized versions of Palm devices in five languages (French, Italian, German, Japanese and Spanish). Several third parties have developed software applications to display characters for additional languages like Korean, Arabic and Hebrew. We plan to continue our focus on international markets by expanding our international product offerings, introducing additional local-language versions of the Palm platform and broadening our distribution channels overseas. As an example during the fourth quarter of fiscal year 2001, we licensed our Palm OS to Acer, which plans to incorporate native Chinese language support in the Palm OS.

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

Products and Services

  Handheld Devices. Each of our handheld devices is designed with the Palm philosophy of providing the user with a simple, elegant and useful productivity tool. People use our handheld devices for many different purposes, including managing both personal information and enterprise data, and accessing e-mail and content from the Internet. Users can also customize their devices by adding a wide range of applications, peripherals and accessories. We have developed each of our five current product families to address specific customer needs.

  The m500 product family is our newest addition and includes both the m500 with a monochrome display and the m505 with a 16-bit color display that supports more than 65,000 colors. These products feature the slim form factor and weight of the Palm V with superior battery life. The m500 series also includes the new Palm OS 4.0 and dual expansion architecture. The m500 series dual expansion architecture includes a SD and MMC expansion slot as well as a new universal connector which supports add-on modules such as wireless modems. SD and MMC are postage-stamp sized expansion cards that provide memory storage, with SD also providing I/O capability. I/O devices under development by third parties include a bar code scanner, Bluetooth module, GPS device and modem. Currently there are over 280 companies in the SD Association that range across the spectrum of consumer electronic companies such as Compaq, Panasonic, Samsung and Toshiba. The goal of incorporating SD in our products is to enable software applications to be run by simply inserting an SD card into our products, to store or back-up data on a removable card, as well as to provide interoperability among devices by enabling users to share information.

  The m100 product family is our affordable, entry-level product, designed to appeal to a broad cross section of consumers. The m100 series features removable faceplates in many different colors along with a convenient notepad application.

  The Palm VII device builds on features of our other product families by adding wireless access to Internet content, enterprise data, e-mail, messaging and e-commerce services such as online shopping, auctions and stock trading. The Palm VII device incorporates our web clipping technology, which wirelessly presents content and enterprise data in a format optimized for handheld devices. We believe the wireless connectivity of the Palm VII device makes it particularly well suited for the enterprise market as it allows mobile employees to access enterprise data remotely. Users of the Palm VII device are able to access Internet content by subscribing to our Palm.Net access service.

  The Palm V product family emphasizes wearability, combining all of the functions of the Palm III product family with a sleek and stylish form-factor featuring an anodized aluminum case. It also features advanced display technology and a rechargeable battery.

  The Palm III product family combines seamless desktop synchronization, ease of use and fast data access that have been the hallmark of our handheld devices.

  We also market and resell peripherals and accessories such as portable keyboards, SD/MMC expansion cards for storage and content, modems, leather cases, flip covers, faceplates and other accessories for our products.

  Palm Platform. Our Palm platform, which integrates a number of components around the Palm OS operating system, is the foundation for Palm devices as well as for devices manufactured by our licensees. Our objective is to establish the Palm platform as the industry standard of excellence for handheld devices and other information appliances.

  The Palm platform consists of several components:

  .  the Palm OS operating system;

  . the Palm user interface, which enables users to interact with the Palm Powered device, and application programming interfaces, which allow developers to write applications that run on devices based on the Palm platform;

  . standard personal information management applications, including datebook, address book, to-do list, memo pad, calculator and expense management functions;

  . development tools, including developer kits that enable third party developers to develop applications and licensee kits with hardware reference designs that enable licensees to design devices around the Palm OS operating system;

  . HotSync data synchronization technology, which enables a handheld device to synchronize information with personal computers, enterprise databases or email;

  . Graffiti script recognition technology, which enables users to input script data directly through our pen-based user interface;

  . web clipping software, which allows content providers to present and users to receive Internet or enterprise data in a format optimized for handheld devices; and

  . wireless capability such as the Mobile Internet Kit and messaging functionality such as SMS and e-mail.

  The Palm platform has been optimized for handheld devices where instant access to information, low power consumption and wireless capabilities are important. These attributes have important benefits for Palm, our developers and our licensees.

  The Palm platform offers a variety of benefits to developers of handheld devices. The Palm platform software code is designed to allow applications to run quickly and reliably. It minimizes power, processing and memory requirements without sacrificing performance, which in turn reduces component costs for manufacturers. These attributes helped us to design the Palm V and m500 series with their slim form factor and will allow our licensees to design products that allocate more processing resources to new applications rather than to running a complex operating system. In addition, the architecture of the Palm platform enables the addition of peripheral devices and software libraries, which broadens the functionality of the device. We believe that the relative simplicity of developing applications for the Palm platform represents a significant competitive advantage compared to alternative operating systems.

  The Palm platform provides application developers with significant design flexibility. The combination of simple application programming interfaces and modular code architecture enables developers to quickly and easily learn to program for the Palm platform. In addition, we share select parts of our source code to enable developers to optimize the interface of their applications with the Palm platform while retaining proprietary control over key aspects of source code. This helps us maintain a competitive advantage and preserves future licensing opportunities for us.

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

  Significant market acceptance of Palm platform-based devices has attracted a number of licensees. In October 1998, Symbol Technologies introduced the first device based on the Palm platform incorporating bar code scanning capabilities. Symbol has since introduced other products incorporating wireless local area network access and rugged packaging. These products are targeted as vertical solutions for retail, transportation, parcel and postal delivery, manufacturing and healthcare. Other licensees of the Palm platform include Kyocera, a maker of digital mobile phones, which has introduced its second-generation pdQ digital smart phone combining the functionality of the Palm handheld device with a mobile phone, and Handspring, a maker of handheld devices which are targeted at consumers. Handspring and Symbol recently extended their Palm OS licenses until 2009 and 2005 respectively. In addition, Sony has released several handhelds based on the Palm OS.

  Internet and Wireless Services and Applications. We currently provide three primary Internet and wireless services and applications that address these opportunities: Palm.Net, MyPalm portal and Palm.com. We developed a wireless service called Palm.Net in 1999 to address the opportunities of wireless data access on our Palm VII device. We currently offer three alternative Palm.Net wireless access packages for $9.99, $24.99, or $44.99 per month. The Palm.Net website offers links to more than 600 web clipping applications that users can download to their devices as well as customer support, technical support, coverage maps and account information. For example, Palm VII handheld users can wirelessly access Fidelity.com or E*Trade to get real-time stock quotes, ESPN.com to check sports scores, WSJ.com to get news or business headlines and Travelocity to check airline flight times and delays. We believe that we provide a compelling wireless Internet user experience by providing personalized content in a format that is optimized for handheld devices.

  To make wireless access on the Palm VII more useful, we created the MyPalm portal. In addition to providing access to the increasing number of web clipping applications, the MyPalm portal includes additional services such as Internet calendaring, customizable information services and e-mail capabilities.

  Palm.com was established as a means to increase our contact with our end users, customers and third party developers. Visitors to Palm.com can purchase Palm devices, accessories and peripherals as well as download Palm software upgrades and link to third party software. They can also find product and customer support information and explore links to other Palm-related websites. Palm.com also offers important support resources for developers, enabling them to register with Palm, obtain access to software development tools and obtain technical support.

Developer Community

  The combination of our large user base and the open architecture of the Palm platform has attracted a large and growing community of third-party developers who create software applications, peripherals and accessories for Palm devices and Palm platform-based products. The diverse offerings from this third party developer community in turn broaden the user appeal of our devices and other products based on the Palm platform. As of June 1, 2001, more than 160,000 developers had registered to create applications for the Palm platform. In addition, more than 10,000 applications are currently available in a broad range of categories, including contact and schedule management, e-mail and Internet communications, sales force and field automation, personal productivity, groupware, financial management and games.

  We have hosted four developer conferences with attendance growing from approximately 380 in 1997 to over 3,300 in 2000 in the U.S., and we are now hosting these conferences internationally.

Sales and Marketing

  We sell to our end users primarily through distributors, retailers and resellers. We also use our dedicated enterprise sales force to market Palm products directly to enterprises, which then purchase devices through one of our other sales channels. We also sell directly to customers through our Palm.com website.

  In the United States, distributors represent our largest sales channel. These distributors generally sell to retailers, including Internet retailers, and resellers, including enterprise and education resellers. The retail channel is our second largest United States distribution channel and encompasses office supply, computer superstore, and consumer electronics retailers, and catalog and mail order companies. Retailers primarily sell Palm devices to individuals, small businesses, and home offices.

  In Europe and Asia, we currently sell our product primarily through distributors. We have over 100 international distributors, located throughout Europe, Asia, the Middle East and South Africa. These distributors sell primarily to retailers and resellers.

  We also sell our device products through third parties such as IBM and Franklin Covey that sell customized versions of our products under their own brand through their channels of distribution. We believe by developing specialized and customized products that are re-branded and re-sold by these third parties, we can quickly and cost effectively enter new geographic and specialized vertical markets, or expand our penetration into target markets such as the enterprise. We have selected established companies that have significant market presence or access to new markets that can be more efficiently developed and managed by these third parties than by us. For example, IBM sells Palm-based products in the enterprise market branded as the IBM WorkPad PC Companion in the United States, Europe, Japan, Latin America and Asia.

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

Customer Service and Support

  We believe that customer service and technical support are essential parts of the sales process in our industry. In order to provide high levels of customer service, our Customer Service Organization works closely with our entire customer base from distributors, retailers, resellers, enterprise, and individual customers to develop service programs that meet specific customer needs.

  For our enterprise customers, we provide a variety of support offerings including a training program for the enterprise help-desk, website, e-mail and telephone troubleshooting support, as well as a comprehensive hardware replacement program to provide contract based advanced repair services to enterprises needing replacement devices.

  Individual consumers have access to the Palm Knowledge Base which is an Internet based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the Palm website, e-mail, web chat, and telephone support.

Product Development and Technology

  Our product development efforts are focused on both improving the functionality of our existing products and developing new products. We believe the innovation and design of our products has played an important role in our success. We intend to continue to identify and respond to the needs of our customers by introducing new product designs with an emphasis on innovations in the functionality, simplicity, wearability, mobility, style and ease of use of our products and services.

  To identify and develop technologies for the next generations of Palm devices, we use parallel development teams to avoid schedule dependency from one product to the next. At the same time, these parallel development teams share results to avoid duplication of effort. As a result, we have a rapid product development cycle that targets releasing new versions of products approximately every six months and introducing new generation products approximately every 12-18 months, depending on the complexity of the next generation product release. In addition, our Palm platform software engineering group works both on refining the Palm platform for our Palm-branded devices and on coordinating development efforts with our licensees.

  We believe that our success will depend, in part, on our ability to develop and introduce new innovative products and solutions as well as enhancements to our existing products. In the past we have made, and intend to continue to make, significant investments in research and development. Our research and development expenditures totaled approximately $160.3 million in fiscal year 2001, $74.3 million in fiscal year 2000, and $45.7 million in fiscal year 1999. As of June 1, 2001, we had 563 people engaged in research and development activities.

Manufacturing and Supply Chain

  We currently outsource all of our manufacturing operations to Flextronics and Manufacturers' Services Limited. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to our distribution centers. These distribution centers are operated on an outsourced basis in Tennessee and Ireland. Flextronics currently assembles Palm devices at its facilities in Mexico and Hungary. Manufacturers' Services Limited currently assembles Palm devices for us at its Utah facility. Our outsourced manufacturing strategy allows us to:

  .  minimize our capital expenditures;

  .  minimize the working capital required to fund inventory; and

  .  minimize the amount of fixed manufacturing capacity and costs.

  We believe that additional assembly line efficiencies are realized due to our product architecture and our commitment to process design. Although we try to maintain alternative sources of supply, some key components, such as the microprocessors we use, are purchased from sole source suppliers for which alternative sources are not currently available in the quantities and at the prices we require. Key components of our handheld device products that we obtain from sole source suppliers include power supply integrated circuits, digital signal processors, microprocessors, crystals and several radio frequency and discrete components.

Competition

  We compete in the handheld device, operating system and wireless services markets. The markets for these products and services are highly competitive. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

  Our devices compete with a variety of handheld devices, including pen- and keyboard-based devices, mobile phones and sub-notebook personal computers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited and Sharp as well as licensees of our Palm platform such as HandEra, Handspring, Kyocera, Sony and Symbol. We believe the principal competitive factors impacting the market for our handheld devices are functionality, features, operating system performance, styling, availability, brand, price, and customer and developer support. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors due to our greater number of users, greater number of third party software applications and greater brand recognition. Features that we believe will become increasingly important include wireless connectivity, e-mail and instant messaging capabilities, expandability and voice integration.

  Our Palm platform competes primarily with operating systems such as Microsoft's Pocket PC operating system for handheld personal computers and Symbian's EPOC operating system for wireless communication devices. We believe that the principal competitive factors affecting the market for operating systems are the overall number of end users, technological features and capabilities of the operating system, number and quality of third party applications available for use on the operating system, architecture of the operating system and relative ease of developing compatible applications. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors due to the ease of use of our user interface, the simplicity of developing applications for the Palm OS, our greater number of users, greater number of third party software developers and applications and greater brand recognition. Our Palm platform also competes with the proprietary operating systems of other companies as well as alternative operating systems such as Linux and Java for handheld devices.

  The Palm VII handheld and our wireless Internet access service compete with a variety of alternative technologies and services. Mobile phone manufacturers and service providers including Nokia, Motorola and Sprint offer mobile phones which provide Internet connectivity. Research in Motion Limited also offers a handheld device which provides mobile e-mail, instant messaging and Internet connectivity. We expect that the trend toward integrating Internet connectivity into a diverse set of devices will continue to accelerate as industry standards emerge. Our subscription-model access business also competes indirectly with other providers of Internet access, ranging from dedicated Internet service providers such as AOL Time Warner and Earthlink, to local phone companies and telecommunications carriers. In addition, although we currently supply Internet access to Palm VII subscribers through our Palm.Net service, competing Internet access solutions have been developed to enable Internet connectivity to handheld devices. For example, OmniSky sells wireless modems that connect to Palm or PocketPC devices to enable access to OmniSky's subscription-based wireless Internet access service. We anticipate that other competitors may decide to develop similar solutions that would compete with our Palm.Net service.

Intellectual Property

  Our software, hardware and operations rely on and benefit from an extensive portfolio of intellectual property. As of June 1, 2001, we had 24 United States patents issued for our technology and 267 United States patent applications pending. We also had 4 foreign patents issued and 41 foreign patent applications pending.

  We own a number of trademarks, including Palm, Palm OS, the Palm logo, Palm Powered, PalmConnect, PalmPak, Palm.Net, PalmSource, HotSync, Graffiti, and Simply Palm. As of June 1, 2001, we own 16 United States trademark registrations and have registrations or pending applications in 62 foreign countries. We are working to increase and enforce our rights in the Palm trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights to the Palm platform and our software development applications.

  We license a number of technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products.

  In addition to our Palm platform, we also license development applications to third party developers of compatible products, services and applications to increase the functionality of devices based on the Palm platform. In addition, we have licensed software that enables numerous website hosts, including ABC News, Amazon.com, American Airlines, AOL Time Warner, Ask Jeeves, Inc., Barnes & Noble.com, Barpoint.com, Brandfinder, Britannica.com, Buy.com, CBS Marketwatch, Delta Airlines, ESPN, E*Trade, Etak, Inc., Excite@Home, Fidelity, Juno Online Services, Inc., LocalNews, MapBlast, MapQuest, Merriam-Webster, MovieFone, Rovennet.com, Prudential, SNAZ, SwitchBoard, ThinAirAps, Ticketmaster, Travelocity, United Airlines, USA Today, USBanc Shares, The Weather Channel, Wall Street Journal, Yahoo! And Yodlee to make their websites accessible by devices based on the Palm platform using our web clipping technology.

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

Employees

  As of July 27, 2001, we had a total of 1,311 employees, of which 110 were in supply chain, 565 were in engineering, 418 were in sales and marketing and 218 were in general and administrative activities. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 2. Properties

  We occupy approximately 231,900 square feet of leased space in Santa Clara, California in four buildings. The leases for these facilities have expiration dates commencing September 30, 2002 with six-month prior notice. In addition to our principal office space in Santa Clara, California, we also lease research and development facilities in Bellevue, Washington; Arlington Heights, Illinois; Montpellier, France; and the Boston, Massachusetts area and sales and support offices internationally in Toronto, Canada; Winnersh, United Kingdom; La Defense, France; Dublin, Ireland; Singapore, and Tokyo, Japan. We believe that existing facilities are adequate for our current needs and we are attempting to sublease excess space. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

  In November 2000, Palm entered into a seven-year master lease agreement with Societe General Financial Corporation relating to a future headquarters facility to be constructed in San Jose, California which was cash collateralized and contained certain financial covenants as well as certain requirements to begin construction. On May 31, 2001, we terminated the master lease agreement and exercised our option to purchase the land. The land is currently being held for sale.

Item 3. Legal Proceedings

  On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case is now captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. patent 5,596,656 entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered by the District Court on June 6, 2000, the District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. The appeal has been fully briefed. Oral argument was held on August 7, 2001.

  On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti's state court complaint under California's anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm's and 3Com's motion. Olivetti has appealed from the order granting the motion to strike. Olivetti's identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti's appeal of the state court ruling dismissing Olivetti's claims.

  On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The U.S. District Court has scheduled a Markman hearing for October 25, 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

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

  On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling Transactions" and "System for Handling Transactions Including a Portable Personal Terminal." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. No trial date has been set.

  Starting on June 20, 2001, Palm and three of our officers were named as defendants in purported securities class action lawsuits filed in United States District Court, Southern District of New York. The first of these lawsuits is captioned Weiner v. Palm, Inc., et al., No. 01 CV 5613. As of August 1, 2001, approximately ten substantially identical suits have been filed. The complaints assert that the prospectus from Palm's March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and two or three of our officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Palm's initial public offering. Neither Palm nor our officers have responded to these actions.

  In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, Olivetti, E-Pass, and Rotis litigation.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

Executive Officers

  Set forth below is information concerning our executive officers who report under Section 16 of the Securities Exchange Act of 1934, as amended, and their ages as of June 1, 2001.

Name                     Age                               Position
----                     ---                               --------
Carl J. Yankowski.......  53 Chief Executive Officer
R. Todd Bradley.........  42 Executive Vice President and Chief Operating Officer, Solutions Group
Alan J. Kessler.........  43 General Manager, Platform Solutions Group
Judy Bruner.............  42 Senior Vice President and Chief Financial Officer
Stephen Yu..............  35 Vice President, General Counsel and Secretary
Stewart Gill............  50 Chief Human Resources Officer

  Carl Yankowski has served as Chief Executive Officer and one of our directors since December 1999. From September 1998 to December 1999, Mr. Yankowski was Executive Vice President of Reebok International Ltd. and President and Chief Executive Officer of the Reebok Division. From November 1993 to January 1998, Mr. Yankowski was President and Chief Operating Officer of Sony Electronics Inc., a subsidiary of the Sony Corporation. Mr. Yankowski holds a Bachelor of Science degree in electrical engineering from the Massachusetts Institute of Technology as well as a Bachelor of Science degree in management, which he earned concurrently from MIT's Sloan School of Management. Mr. Yankowski also serves as a director of Safeguard Scientifics, Avidyne, Inc., and Novell, Inc. He is also a member of the board of advisors of Boston College Business School.

  R. Todd Bradley has served as Executive Vice President and Chief Operating Officer of our Solutions Group since June 2001. From September 1998 until January 2001, Mr. Bradley held executive positions at

Gateway Corporation, most recently serving as Senior Vice President, Consumer. From February 1997 to September 1998, he served as President and Chief Executive Officer of Transport International Pool, a GE Capital Services company that is a global transportation equipment leasing and rental business. From September 1993 to February 1997, Mr. Bradley was with Dun & Bradstreet, most recently serving as President of NCH Promotional Services, a Dun & Bradstreet subsidiary. Mr. Bradley previously held various management positions within logistics, production and quality control at Federal Express Corporation and the Miller Brewing Company. Mr. Bradley holds a Bachelor of Science degree in Business Administration from Towson State University. Mr. Bradley serves on the board of directors of Purchase Pro Corporation and is on the advisory board of CEIP, Consumer Electronics Association of America and Sonic Wall Corporation.

  Alan J. Kessler has served as General Manager, Platform Solutions Group since March 2001. From January 2000 to March 2001, he served as Chief Operating Officer, Platform and Products, and from June 1999 until December 1999 as President of Palm. From April 1998 to June 1999, Mr. Kessler was Senior Vice President of Global Customer Service for 3Com. From September 1997 to April 1998, Mr. Kessler was Senior Vice President of Worldwide Enterprise Sales and Service for 3Com. From October 1985 to August 1997, Mr. Kessler held a variety of sales and marketing management positions at 3Com, including Vice President of 3Com's North America System Sales, Vice President and General Manager of 3Com's Internetworking Product Group and a Director of Marketing with responsibility for key network communication product lines. Mr. Kessler holds a Master of Business Administration degree from the University of California, Berkeley and a Bachelor of Science degree in business, with honors, from San Jose State University.

  Judy Bruner has served as Senior Vice President and Chief Financial Officer since September 1999. From April 1998 to September 1999, Ms. Bruner was Vice President and Corporate Controller at 3Com. From October 1996 to April 1998, Ms. Bruner was the Vice President, Finance for 3Com's Enterprise Systems Business Unit. From June 1995 to October 1996, she served as 3Com's Vice President and Corporate Treasurer. From April 1988 to June 1995, Ms. Bruner served in a variety of 3Com financial management positions including Corporate Treasurer. Prior to joining 3Com, Ms. Bruner most recently served as the Vice President and Chief Financial Officer for Ridge Computers Inc., a privately held company that designed and manufactured computer systems. She was with Ridge Computers Inc. from December 1984 until April 1988. From July 1980 to December 1984, Ms. Bruner held a variety of accounting and finance positions at Hewlett-Packard Company. Ms. Bruner holds a Bachelor of Arts degree in economics from the University of California, Los Angeles and a Master of Business Administration degree from Santa Clara University.

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

  Stewart Gill has served as Chief Human Resources Officer since January 2000. Prior to joining Palm, from April 1995 to January 2000, Mr. Gill was Vice President, Corporate Human Resources for Quantum Corporation. From March 1993 to April 1995, he served as the Director of Compensation, Benefits, and HR Systems for Quantum Corporation. During 1992, he was Director, Corporate Human Resources at Compaq Computer. From December 1987 to December 1992, he was Director, Compensation Benefits, and HR Systems at Compaq Computer. From June 1973 to December 1987, Mr. Gill held a variety of positions in Human Resources with hardware and software technology companies, beginning with Motorola. Mr. Gill holds a Bachelor of Science degree in education with a concentration in psychology from Kent State University, where he graduated with honors.

                                    PART II

Item 5. Market for Common Stock and Related Stockholder Matters

  Our common stock has traded on the Nasdaq stock market under the symbol PALM since our initial public offering on March 2, 2000. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated.

                                                                    High   Low
                                                                   ------ ------
       Fiscal 2001
       Fourth quarter............................................. $22.06 $ 5.05
       Third quarter.............................................. $56.63 $17.38
       Second quarter............................................. $66.94 $34.50
       First quarter.............................................. $45.00 $25.44

       Fiscal 2000
       Fourth quarter............................................. $95.06 $20.81

  As of July 27, 2001, we had approximately 7,011 stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 out of the proceeds from our initial public offering, Palm has not paid and does not anticipate paying cash dividends in the future.

Item 6. Selected Financial Data

  The following selected consolidated financial data for each of the four years in the period ended June 1, 2001 and the selected consolidated statement of operations data for the year ended May 25, 1997 have been derived from our audited financial statements. The selected consolidated balance sheet data as of May 25, 1997 has been derived from our unaudited consolidated financial data.

  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                                               Years ended
                             -------------------------------------------------
                              June 1,     June 2,   May 28,  May 31,  May 25,
                                2001        2000      1999     1998     1997
                             ----------  ---------- -------- -------- --------
                                  (In thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenues...................  $1,559,312  $1,057,597 $563,525 $272,137 $114,157
Gross profit...............     226,338     444,514  247,909  114,388   36,472
Operating income (loss)....    (571,522)     61,449   48,339    6,461  (13,513)
Net income (loss)..........    (356,476)     45,910   29,628    4,171   (7,862)
Net income (loss) per
 share:
  Basic....................  $    (0.63) $     0.09 $   0.06 $   0.01 $  (0.01)
  Diluted..................       (0.63)       0.09     0.06     0.01    (0.01)
Shares used in computing
 per share amounts:
  Basic....................     566,132     539,739  532,000  532,000  532,000
  Diluted..................     566,132     539,851  532,000  532,000  532,000
Consolidated Balance Sheet
 Data:
Cash and cash equivalents..  $  513,769  $1,062,128 $    478 $    --  $    --
Working capital............     350,668   1,012,476   12,682   53,354   26,963
Total assets...............   1,297,251   1,282,676  152,247  115,359   45,984
Payable to 3Com
 Corporation...............         --       18,374   40,509   15,617    4,412
Stockholders' equity.......     734,152   1,029,188   34,018   65,675   31,245

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2001 and 1999 contained 52 weeks compared to 53 weeks for fiscal year 2000. Unless otherwise stated, all years and dates refer to our fiscal years and fiscal periods.

Overview

  We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Until 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of June 1, 2001, we had sold over 13.7 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm platform and developed our wireless Internet access service to support wireless-enabled handheld devices. Our revenues have increased from approximately $1 million in fiscal year 1995 to approximately $1.6 billion in fiscal year 2001. Through our initial public offering and concurrent private placements to AOL Time Warner, Motorola, and Nokia, we raised net proceeds of $1.17 billion, out of which a dividend of $150 million was paid to 3Com. On July 27, 2000, 3Com completed the distribution of the remaining shares of Palm it owned to the stockholders of 3Com. Immediately prior to the distribution, 3Com owned approximately 94% of the Palm shares outstanding.

  Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. A small percentage of our revenues have been derived from licensing our Palm platform and from subscriptions to our wireless access service. International revenues represented 38% of total revenues in fiscal year 2001, compared to 35% in fiscal year 2000.

  In the fourth quarter of fiscal year 2001, we experienced a confluence of factors that included: a slowdown in the worldwide economy impacting both consumer and enterprise demand for our products; high channel inventory as we exited the third fiscal quarter; and delay in the shipment and volume ramp of our new m500 series products. The combination of these factors and aggressive pricing and promotions to move inventory led to a 65% decline in our fourth quarter revenues from the previous quarter, and, a net loss for the fourth quarter and for the fiscal year.

  In response to these events, we initiated a series of restructuring actions to work through this challenging period as effectively and as quickly as possible, including:

  . a reduction in force that decreased our employee and contractor workforce;

  . consolidation of our employees into fewer buildings to reduce our facilities requirements; and

  . termination of the lease agreement for the property on which we had planned to build our future corporate campus.

  We recorded a restructuring charge in the fourth quarter of fiscal year 2001 related to these actions. Also, in the fourth quarter, we recorded a charge for excess inventory and inventory commitments that we do not believe we can sell during fiscal year 2002.

  In line with our strategy to expand our business, we expect to continue to make strategic investments in the future. These investments will focus on development and introduction of new products and wireless solutions, continued expansion into new customer segments and geographic regions, as well as other marketing investments.

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

  Palm's legal separation from 3Com occurred on February 26, 2000, at which time we began to operate independently from 3Com. Beginning in the fourth quarter of fiscal year 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. Payments for transitional services provided by 3Com continued throughout fiscal year 2001 although they decreased over the course of the year. In fiscal year 2002, the only payments to 3Com will be for the final separation costs expected to be incurred in the first quarter and for ongoing facilities lease payments thereafter.

Results of Operations

  The following table sets forth consolidated statements of operations data expressed as a percentage of revenues for the fiscal years indicated:

                                                            Years ended
                                                      ------------------------
                                                      June 1,  June 2, May 28,
                                                       2001    2000(1) 1999(1)
                                                      -------  ------- -------
Revenues.............................................  100.0%   100.0%  100.0%
Cost of revenues.....................................   85.5     58.0    56.0
                                                       -----    -----   -----
Gross profit.........................................   14.5     42.0    44.0
Operating expenses:
  Sales and marketing................................   21.6     22.3    22.6
  Research and development...........................   10.3      7.0     8.1
  General and administrative.........................    5.6      4.8     4.2
  Amortization of goodwill and intangible assets.....    2.1      0.3     0.1
  Purchased in-process technology....................    0.1      --      0.4
  Legal settlements..................................    0.4      --      --
  Separation costs...................................    0.4      1.8     --
  Impairment charges.................................    6.8      --      --
  Restructuring charges..............................    3.9      --      --
                                                       -----    -----   -----
    Total operating expenses.........................   51.2     36.2    35.4
Operating income (loss)..............................  (36.7)     5.8     8.6
Interest and other income (expense), net.............    3.0      1.6     --
                                                       -----    -----   -----
Income (loss) before income taxes....................  (33.7)     7.4     8.6
Income tax provision (benefit).......................  (10.8)     3.1     3.3
                                                       -----    -----   -----
Net income (loss)....................................  (22.9)%    4.3%    5.3%
                                                       =====    =====   =====
Excluding the effect of excess inventory and related
 costs (included in cost of revenues), amortization
 of goodwill and intangible assets, purchased in-
 process technology, legal settlements, separation
 costs, impairment charges, and restructuring
 charges:
  Pro forma operating expenses.......................   37.5%    34.1%   34.9%
  Pro forma operating income (loss)..................   (5.8)%    7.9%    9.1%

--------
(1) Certain fiscal year 2000 and fiscal year 1999 balances have been reclassified to conform to fiscal year 2001 presentation.

Comparison of fiscal years ended June 1, 2001 and June 2, 2000

 Revenues

  Fiscal year 2001 revenues totaled $1,559.3 million, an increase of $501.7 million, or 47%, compared to fiscal year 2000 revenues of $1,057.6 million. The increase was attributable to the growth in unit shipments of Palm handheld devices sold during fiscal year 2001 compared to fiscal year 2000. Net units shipped in fiscal year 2001 increased by 75% from fiscal year 2000. Offsetting this increase was a decrease in average selling price of these devices primarily due to pricing reductions, rebate programs and the introduction of lower price point products in fiscal year 2001 as compared to fiscal year 2000. Revenues increased in all geographic regions during fiscal year 2001. Revenues in all major international regions, such as Europe, Asia-Pacific, Japan, Latin America, and Canada, grew faster than revenues in the United States. U.S. revenue grew 40% year over year, and international revenue grew 61% year over year. International revenues for fiscal year 2001 were 38% of revenues compared with 35% of revenues in fiscal year 2000. Revenues from our Palm OS and wireless access and services accounted for approximately 4% of our revenues in fiscal year 2001.

 Gross Profit

  Gross profit was $226.3 million in fiscal year 2001 compared to $444.5 million in fiscal year 2000, a decrease of $218.2 million or 49%. Gross profit as a percentage of revenues decreased to 14.5% in fiscal year 2001 compared to 42.0% in fiscal year 2000. Gross profit was impacted by a $268.9 million charge incurred in the fourth quarter of fiscal year 2001 related to excess inventory and related costs, including $124.7 million for non-cancelable component commitments which will impact cash flow in fiscal year 2002. Due to supply constrained inventories experienced during the first three quarters of fiscal year 2001, we built inventory levels for certain components with long lead times and entered into certain longer-term commitments for certain components. In the fourth quarter, the sudden and unanticipated significant decrease in demand for our products caused our inventory levels to exceed our forecasted requirements. We do not currently anticipate that the excess inventory subject to this provision will be used at a future date based on our current 12-month forecast. Excluding the fourth quarter excess and obsolete charge, pro forma gross profit would have been $495.3 million or 31.8% of revenues. The decrease in gross margin from 42.0% in fiscal year 2000 to 31.8% on a pro forma basis in fiscal year 2001 was primarily attributable to a shift in product mix towards devices with lower average selling prices and price reductions and rebate programs for our IIIc, IIIxe, Vx, and VIIx products. The cost of purchasing certain supply-constrained components at premiums during the first three quarters of fiscal year 2001 also contributed to the decrease in gross profit from the prior fiscal year.

 Sales and Marketing

  Sales and marketing expenses were $337.0 million in fiscal year 2001 compared to $236.3 million in fiscal year 2000, an increase of $100.7 million or 43%. Sales and marketing expenses consist principally of salaries and benefits for sales and marketing personnel, travel expenses, sales commissions, related facilities costs, advertising programs and marketing efforts. Sales and marketing expenses as a percentage of revenues were 21.6% in fiscal year 2001 compared to 22.3% in fiscal year 2000. The increase in absolute dollars in fiscal year 2001 compared to fiscal year 2000 was primarily due to increased headcount and related expenses, and sales commissions related to increased revenues. Headcount increased approximately 40% in fiscal year 2001 compared to fiscal year 2000. In addition, sales and marketing expenses such as worldwide branding efforts, demand generation activities, media advertising, tradeshows, and promotional programs increased as we released new products and increased our sales and marketing efforts in the enterprise and education markets. As we continue to take actions to lower our cost structure, we expect sales and marketing expenses in absolute dollars will be lower in fiscal year 2002 compared to fiscal year 2001.

 Research and Development

  Research and development expenses were $160.3 million in fiscal year 2001 compared to $74.3 million in fiscal year 2000, an increase of $86.0 million or 116%. Research and development expenses consist principally of salaries and benefits for engineering personnel, travel expenses, bonuses, related facilities costs and project and development related expenses. Research and development expenses increased as a percentage of revenues to 10.3% in fiscal year 2001 from 7.0% in fiscal year 2000. The increase was primarily due to increased headcount and related expenses to support new product introductions in fiscal year 2001, such as the m100, m105, m500 and m505 devices, and expansion of development efforts in areas such as wireless Internet solutions and future versions of the Palm OS operating system. Headcount increased approximately 55% in fiscal year 2001 compared to fiscal year 2000. We plan to continue investing in research and development in order to innovate and build on our handheld operating system and device leadership positions. We expect research and development expenses in absolute dollars will be approximately the same in fiscal year 2002 compared to fiscal year 2001.

 General and Administrative

  General and administrative expenses were $87.8 million in fiscal year 2001 compared to $50.9 million in fiscal year 2000, an increase of $36.9 million or 73%. General and administrative expenses consist principally of salaries and benefits, travel expenses, and facilities costs for finance, legal, human resources and executive personnel. General and administrative expenses also include outside legal and accounting fees and provision for bad debts. General and administrative expenses as a percentage of revenues increased to 5.6% in fiscal year 2001 from 4.8% in fiscal year 2000. The increase was primarily due to increased spending for headcount and related expenses in order to build the infrastructure necessary for a stand-alone public company, particularly in areas such as information technology, finance and human resources while at the same time paying 3Com for transitional services. Headcount increased approximately 51% in fiscal year 2001 compared to fiscal year 2000. The increase is also due to an increase in allowance of doubtful accounts commensurate with our increase in revenues. As we continue to take actions to lower our cost structure, we expect general and administrative expenses in absolute dollars will be lower in fiscal year 2002 compared to fiscal year 2001.

 Amortization of Goodwill and Intangible Assets

  Amortization of goodwill and intangible assets was $33.2 million in fiscal year 2001 compared to $2.0 million in fiscal year 2000, an increase of $31.2 million. The increase relates to the amortization charges resulting from the acquisitions of peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc., and Actual Software Corporation which closed in March 2001, February 2001, June 2000, and May 2000, respectively.

 Purchased In-Process Technology

  Purchased in-process technology in fiscal year 2001 was a result of our acquisitions of peanutpress and AnyDay. Approximately $0.2 million of the purchase price of peanutpress and $0.9 million of the purchase price of AnyDay represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

 Legal Settlements

  Legal settlements of $5.5 million in fiscal year 2001 were incurred for the net settlement of two lawsuits.

 Separation Costs

  Separation costs were $5.5 million in fiscal year 2001 compared to $19.6 million in fiscal year 2000, a decrease of $14.1 million or 72%. Separation costs consist of those costs related to our separation from 3Com that are generally one-time in nature including consulting and professional fees. We expect to continue to incur separation costs in the first quarter of fiscal year 2002 as we complete the final steps of our separation from 3Com.

 Impairment Charges

  Impairment charges of $106.7 million in fiscal year 2001 relate to certain asset impairments incurred as a result of the Anyday acquisition performing below expectations and the termination of the plans to build our new corporate headquarters. The impairment charges consist of a $47.7 million impairment of goodwill and intangible assets related to the AnyDay acquisition, and a $59.0 million decrease in the estimated fair value of the land on which we had previously planned to build our new corporate headquarters. This land is currently being held for sale.

 Restructuring Charges

  In the fourth quarter of fiscal year 2001, we recorded restructuring charges of $60.9 million in operating expenses. Restructuring charges relate to the implementation of a series of cost reduction actions announced in March 2001 to minimize the impact of the current economic slowdown. The restructuring charges consist of carrying and development costs related to the land on which we had previously planned to build our new corporate headquarters, excess real estate facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction and discontinued project costs. When the restructuring program is fully implemented, we expect pre-tax savings in operating expenses will approximate $60 million per year.

  The following provides more detailed information as of June 1, 2001 relating to the restructuring charges recorded during the fourth quarter of fiscal year 2001.

  . We recorded a charge of $20.4 million for carrying and development costs related to the land on which we had previously planned to build our new corporate headquarters. Approximately $19.1 million has been paid in cash. These costs primarily consisted of contractor, architect, and consulting fees incurred for preparation of site plans plus interest and related transaction costs which were payable by us pursuant to the master lease agreement.

  . We recorded a charge of $19.4 million for excess facilities of which $1.9 million has been paid in cash. The charge consisted of lease commitments for facilities which we are exiting or will not occupy, net of expected sublease proceeds as well as related property and equipment that was disposed of or removed from service, including leasehold improvements and computer networking equipment. Actions taken with respect to excess facilities include the closure of certain corporate facilities in Santa Clara and the termination of plans to occupy a lease facility in the Boston area.

  . We recorded a workforce reduction charge of approximately $15.1 million primarily for severance and fringe benefits. This program will result in the reduction of approximately 300 regular employees across all geographic regions. The worldwide workforce reductions started in the fourth quarter of fiscal year 2001 and will be substantially completed by the end of fiscal year 2002. As of June 1, 2001, approximately 150 employees have been affected by the program and $4.1 million has been paid in cash, primarily for severance and benefits.

  . We recorded a charge of $6.0 million for the discontinuance of projects that were not in line with our strategic focus. This charge consists of $3.3 million of costs incurred in connection with the projects and accrual for amounts expected to be paid in fiscal year 2002 for the termination of the projects.

  We expect to complete substantially all of our cost reduction actions during fiscal year 2002. Remaining cash expenditures relating to the restructuring program are estimated to be $32.4 million. There can be no assurance that the estimated costs of these business restructuring activities will not change.

 Interest and Other Income (Expense), Net

  Interest and other income (expense), on a net basis, was $47.3 million in fiscal year 2001 compared to $16.4 million in fiscal year 2000. Substantially all of this increase was attributable to interest income earned on the net proceeds from our initial public offering and private placements. Interest income will decline in fiscal year 2002 as we use cash for operations and execute our strategic plan. In June 2001, we obtained a $150 million asset-backed, borrowing-base credit facility from a group of financial institutions. We expect to incur amortization of fees and interest expense on this credit facility which will further reduce interest and other income over the next two years.

 Income Tax Provision (Benefit)

  The income tax benefit for fiscal year 2001 was $167.7 million as a result of our operating loss before income taxes. The income tax provision for fiscal year 2000 was $31.9 million, or a 41.0% effective tax rate on our income before income taxes.

Comparison of fiscal years ended June 2, 2000 and May 28, 1999

 Revenues

  Fiscal year 2000 revenues totaled $1,057.6 million, an increase of $494.1 million, or 88%, compared to fiscal year 1999 revenues of $563.5 million. The increase was due primarily to higher unit shipments of our Palm handheld devices while the average selling price of these devices declined slightly. Revenues increased in all geographic areas, with revenues in the Asia-Pacific region and in Europe growing at faster rates than in the United States. International revenues for fiscal year 2000 were 35% of revenues compared with 29% of revenues in fiscal year 1999.

 Gross Profit

  Gross profit was $444.5 million in fiscal year 2000 compared to $247.9 million in fiscal year 1999, an increase of $196.6 million or 79%. Gross profit as a percentage of revenues decreased to 42.0% in fiscal year 2000 compared to 44.0% in fiscal year 1999. The decrease was primarily due to start-up costs associated with establishing our wireless Internet access services and due to a change in product mix towards devices with lower gross margins.

 Sales and Marketing

  Sales and marketing expenses were $236.3 million in fiscal year 2000 compared to $127.6 million in fiscal year 1999, an increase of $108.7 million or 85%. Sales and marketing expenses as a percentage of revenues were 22.3% in fiscal year 2000 compared to 22.6% in fiscal year 1999. The increase in absolute dollars in fiscal year 2000 compared to fiscal year 1999 was primarily due to increased spending on activities to generate additional demand for our Palm devices, increased headcount and related expenses, our worldwide campaign to heighten recognition of our brand name, and increased international sales and marketing activities, including the launch of our Palm Computing K.K. subsidiary in Japan.

 Research and Development

  Research and development expenses were $74.3 million in fiscal year 2000 compared to $45.7 million in fiscal year 1999, an increase of $28.6 million or 63%. Research and development expenses decreased as a percentage of revenues from 8.1% in fiscal year 1999 to 7.0% in fiscal year 2000 as certain fixed costs were spread over a higher revenue base. The increase in absolute dollars from fiscal year 1999 to fiscal year 2000 was primarily due to increased spending on additional headcount and related expenses, and due to development costs in new product areas, including Bluetooth and other wireless communications technology.

 General and Administrative

  General and administrative expenses were $50.9 million in fiscal year 2000 compared to $23.7 million in fiscal year 1999, an increase of $27.2 million or 115%. General and administrative expenses as a percentage of revenue increased to 4.8% in fiscal year 2000 from 4.2% in fiscal year 1999. The increases both in absolute dollars and as a percentage of revenues compared to fiscal year 1999 were due primarily to increased spending for additional headcount and related expenses to support the growth in revenues, expenses related to building the infrastructure for a stand-alone public company and higher allocated costs from 3Com during the first nine months of fiscal year 2000, due to Palm's revenue growth as a percentage of 3Com's total revenue.

 Amortization of Goodwill and Intangible Assets

  Amortization of goodwill and intangible assets was $2.0 million in fiscal year 2000 compared to $0.5 million in fiscal year 1999, an increase of $1.5 million due to a full year of amortization relating to the acquisition of Smartcode Technologie SARL.

 Purchased In-Process Technology

  Purchased in-process technology in fiscal year 1999 was due to our acquisition of Smartcode Technologie SARL in February 1999. Approximately $2.1 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. The primary project related to the purchased in-process technology was completed in the first quarter of fiscal year 2000, and we began to derive revenue from the developed technology beginning in the second quarter of fiscal year 2000.

 Separation Costs

  Separation costs of $19.6 million in fiscal year 2000 consist of costs associated with the process of becoming a stand-alone, public company, including consulting and professional fees.

 Interest and Other Income (Expense), Net

  Interest and other income (expense), on a net basis, was $16.4 million in fiscal year 2000, compared to a nominal expense in fiscal year 1999. Substantially all of this increase was attributable to interest income earned from the net proceeds from the initial public offering and private placements.

 Income Tax Provision

  The effective tax rate for fiscal year 2000 was 41.0%, up from 38.4% for fiscal year 1999. The increase in the effective tax rate was primarily due to certain non-deductible separation costs and the establishment of our international legal subsidiary structure, which in the initial year created losses in certain foreign jurisdictions for which no current tax benefit was obtained.

Liquidity and Capital Resources

  Cash and cash equivalents at June 1, 2001 were $513.8 million, compared to $1,062.1 million at June 2, 2000. The decrease of $548.3 million was attributable to cash used in operating activities of $164.4 million and cash used in investing activities of $410.2 million, offset by cash provided by financing activities of $26.2 million. Within investing activities, we used $219.0 million to exercise our option to purchase the land upon which we had previously planned to build our new corporate headquarters. In addition, we used net cash of $111.4 million to acquire AnyDay, WeSync, and peanutpress, and $66.4 million to purchase property and equipment. We also used $12.9 million for strategic venture investments in other companies that are developing products and services that are complementary to our products or services. Cash used in operating activities of $164.4 million consisted primarily of the net loss of $356.5 million, a $213.5 million increase in deferred income taxes, and an $83.8 million increase in inventory, offset by a $106.7 million in non-cash impairment charges, a $110.8 million increase in accounts payable, and a $153.1 million increase in other accrued liabilities. Cash provided by financing activities of $26.2 million consisted primarily of cash proceeds from the issuance of common stock due to employee stock plan activity.

  In March 2001, we announced plans to implement a series of cost reduction actions, including terminating the construction of our new corporate headquarters in San Jose, California. The land on which we planned to build our new corporate headquarters had been subject to a seven-year master lease agreement which was cash collateralized and contained certain financial covenants as well as certain requirements to begin construction. We elected to terminate the lease and exercise our option to purchase the land in order to improve our liquidity options.

  On June 25, 2001, we obtained a two-year, $150 million asset-backed, borrowing-base credit facility from a group of financial institutions. Available credit is determined based upon a real estate line and eligible accounts receivable and inventory. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including property and equipment and real estate. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements under the agreement including restrictions relating to cash dividends.

  Based on current plans and business conditions, we believe that our existing cash and cash equivalents and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if inventory, accounts receivable or other assets were to require a greater use of cash than we currently anticipate, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

Effects of Recent Accounting Pronouncements

  In June 1998, 1999, and 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective as of June 2, 2001, the first day of Palm's fiscal year 2002. The adoption of these statements will have no significant impact on Palm's financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. We adopted SAB 101 in our fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on our financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on our financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in Palm's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for Palm's fiscal year 2003, however management is assessing the impact that SFAS No. 142 will have on Palm's financial position and results of operations and investigating the possibility of early adoption, as allowed by the statement, in the first fiscal quarter of fiscal year 2002.

Business Environment and Risk Factors

Company-Specific Trends and Risks:

Risks Related to Our Business

If we fail to develop and introduce new products and services timely and successfully, we will not be able to compete effectively and our ability to generate revenues will suffer.

  We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to end users with acceptable prices and terms, our business and operating results would be negatively impacted because we would not be able to compete effectively and our ability to generate revenues would suffer.

  The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market to successfully compete. For example, in the fourth quarter of fiscal year 2001 we introduced our m500 and m505 handheld device products that feature a Secure Digital expansion slot. The production release for these products was delayed and production volumes ramped later than we had originally expected, which negatively impacted our fourth quarter revenues and operating results. We cannot assure you that we will be able to introduce other products on a timely or cost-effective basis or that customer demand for the m500 series or other products will meet our expectations. In addition, Microsoft has announced that it will release later in calendar year 2001 Windows XP, a new version of its operating system for desktop and laptop computers, and Apple has recently released a new version of its Mac OS desktop and laptop operating system. Demand for our products could be adversely affected if we do not timely release new versions of our products that interoperate with these new operating systems, and additional development and technical support resources could be required to fix any incompatibilities which arise, which could adversely affect our results of operations.

  Because the sales and marketing life cycle of our handheld solutions is generally 12 to 18 months or less, we must:

  . continue to develop updates to our Palm platform, new handheld devices and new wireless services, or our existing products and services will quickly become obsolete;

  . manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

  . manage the timing of new product introductions to meet seasonal market demands;

  . manage the levels of existing and older product and component inventories to minimize inventory write-offs; and

  . adjust the prices of our products and services over the course of their life cycles in order to increase or maintain customer demand for these products and services.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld devices.

  The demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new, variations in economic conditions and relatively short product life cycles. As we introduce and support additional handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

  . If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories, increased returns and price promotion actions each of which could result in lower revenue or lower gross margins. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins and increased cash usage. For example, in our fourth quarter of fiscal year 2001, our sales were lower than we had previously forecasted. Because demand was lower than the manufacturing quantities to which we had previously committed, our inventory balances and inventory commitments were higher than our forecasted future sales for certain products. In the fourth quarter of fiscal year 2001, we took a charge of $268.9 million for excess inventory and related costs. We also implemented pricing actions in order to assist our channel customers in selling their Palm product inventory. These pricing actions lowered our revenue and gross margins.

  . If demand increases beyond what we forecast, we may have to increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand. For example, in the first three quarters of fiscal year 2001, we experienced shortages of some key components, which resulted in an inability to meet customer demand for some of our products.

  . Rapid increases or decreases in production levels could result in higher costs for manufacturing, supply of components and other expenses. These higher costs could lower our profits. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also lower our profits.

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

  Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

  . Seasonality. Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. This seasonality is due to our devices being highly consumer-oriented, and consumer buying being traditionally lower in these quarters. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

  . Fluctuations in Operating Expenses. We have embarked on a cost reduction and restructuring program which we expect will lower overall expenses beginning in the first quarter of fiscal year 2002. The cost reduction and restructuring program includes actions taken or announced in the fourth quarter of fiscal year 2001 to reduce our workforce by approximately 600 employees and contractors, actions taken to consolidate or reduce facilities, and cancellation of certain projects. We are also evaluating and taking other actions to reduce costs. To the extent that we are not able to achieve the planned expense reductions, our operating results and ability to operate the business could be adversely impacted. It is possible that additional changes in the economy, in competition, or in our business may necessitate additional restructuring activities and expenses in the future that may affect our operating results and our business could be adversely impacted.

  . Economic Conditions. Demand for Palm's products and services by individual business users as well as by enterprise customers is effected by economic conditions. For example, in the fourth quarter of fiscal year 2001, Palm's business was impacted globally by an economic slowdown. In the current economic environment, demand is difficult to predict, and revenue could fluctuate significantly from our forecasts.

  . Revenue Mix and Pricing. Our profit margins differ among the handheld device, Palm platform licensing and wireless services parts of our business. In addition, the product mix and sales prices of our device products affect profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter depend in part on the timing of new product introductions and the relative demand for different products in our product offerings. For example, in the fourth quarter of fiscal year 2001, we offered price protection to our resellers in connection with our reduction in the price of certain products, such as the Palm Vx and the Palm VIIx devices, as well as other pricing and promotion programs, which resulted in lower gross margins. We cannot anticipate with certainty when we will need to take actions such as these and our profit margins will fluctuate from quarter to quarter depending on the timing of such pricing and promotion actions. In addition, as our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate.

  . New Product Introductions and Transitions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. For example, we believe our sales were negatively impacted by the delay of the volume availability of the m500 and m505 devices because potential purchasers postponed buying certain other products in anticipation of this availability. In addition, we cannot predict the timing of new product and service introductions from our competitors or the level of market acceptance they will achieve. As a result, if a competitor introduces a product, users may delay purchasing our products while they wait for the release of our competitor's product or purchase our competitor's product instead of ours, which would cause our quarterly operating results to fluctuate unexpectedly.

  . Quarterly Linearity of Revenues. In the last four quarters, we have shipped a significant and increasing percentage of our quarterly revenues in the latter weeks of the third month of each quarter due primarily to issues related to component availability and manufacturing ramps. Shipping a high percentage of our quarterly revenues near the end of the quarter subjects us to risks such as unexpected disruptions in component availability, manufacturing, order management, information systems and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected. In addition, shipping a significant portion of the quarterly revenues near the end of the quarter could also cause our channel customers to delay placing new orders until later in the following quarter when they have reduced their inventory levels. This makes projecting quarterly results difficult.

  . Use of Purchase Orders with Customers. We rely on one-time purchase orders rather than long-term purchase contracts with our customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

  . Product Introductions by Our Licensees. We derive licensing revenue from the sale of products by our licensees. Because we cannot predict with certainty the timing of new product introductions by our licensees or the level of market acceptance such products will achieve, it is difficult to predict the level of licensing revenue in a particular quarter. If one of our licensees fails to introduce a new product on its anticipated schedule or at all, our quarterly operating results could suffer. In addition, increased demand for our licensees products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

We rely on third party manufacturers and distributors to manufacture and distribute our handheld devices, and our reputation and results of operations could be adversely affected by our inability to control their operations.

  We outsource all of our manufacturing to Flextronics and Manufacturers' Services Limited ("MSL"). We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations would suffer. For example, in the second quarter of fiscal year 2001, one of our third party manufacturers failed to order certain components on a timely basis, which resulted in delayed shipments and contributed to unfavorable linearity of shipments in the quarter, and may have limited our ability to further increase revenues from the prior quarters.

  We depend on Flextronics to manufacture most of our device products at its facilities in Mexico and Hungary, and the rest of our device products are manufactured by MSL at its Utah facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks:

  .  unexpected increases in manufacturing costs;

  . less ability to rapidly adjust build plans in response to changing demand forecasts;

  . interruptions in shipments if one of our manufacturers is unable to complete production;

  .  less ability to control quality of finished device products;

  .  less ability to control delivery schedules;

  .  unpredictability of manufacturing yield;

  .  potential lack of adequate capacity; and

  . potential inability to control component availability and purchase commitments.

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

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology, and our production would be seriously harmed if these suppliers are not able to meet our demand on a cost effective basis and alternative sources are not available.

  Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. During the first three quarters of fiscal year 2001, we experienced shortages of some key components, including liquid crystal displays and related components, flash memory chips and dynamic random access memory ("DRAM") chips.

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

  We enter into agreements for the development and licensing of third party technology to be incorporated into some of our products. Our ability to release and sell these products could be seriously harmed if the third party technology is not delivered to us in a timely manner or contains errors or defects which are not discovered and fixed prior to release of the products and we are unable to obtain alternative technology to use in our products. Our inability to obtain alternative technology could result in damage to our reputation as well as lost revenues and diverted development resources.

We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business will suffer if the level of services does not meet our requirements.

  We use third parties to provide services such as customer service, data center operations and desktop computer support, and facilities services. Should any of these third parties fail to deliver an adequate level of service, our business could suffer.

We do not know if the Palm platform licensing and wireless services parts of our business will be able to generate significant revenues in the future, and we will continue to rely on our handheld device products as the primary source of our revenues for the foreseeable future.

  The majority of our revenues depend on the commercial success of our Palm handheld devices, which comprise the primary product line that we currently offer. Expansion of the Palm platform licensing and wireless services parts of our business have generated a small percentage of our revenues. If revenues from our device business fail to meet expectations, our other business activities will likely not be able to compensate for this shortfall. For fiscal year 2001, revenues from sales of devices constituted approximately 95% of our revenues.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenues from these customers could harm our results of operations.

  A significant portion of our revenues comes from only a small number of customers. For example, during fiscal year 2001, Ingram Micro represented approximately 19% and Tech Data represented approximately 9% of our revenues. We expect that a significant portion of our revenues will continue to depend on sales of our handheld devices to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

We rely on distributors, retailers, and resellers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

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

  Because we sell our products primarily to distributors, retailers, and resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. From the fourth quarter of fiscal year 2000 through the second quarter of fiscal year 2001, we were generally unable to fully meet the demand for certain of our products from our distributors, retailers, and resellers. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

  Many of our distributors, retailers and resellers are being impacted by the current economic environment. The economic downturn could cause our distributors, retailers or resellers to modify their business practices, such as payment terms or inventory levels, which could in turn negatively impact our balance sheet or results of operations.

  Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-user customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-user customers from our Palm.com web site. These varied sales channels could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

  We compete in the handheld device, operating system software and wireless services markets. The markets for these products and services are highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Palm to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. For example, several of these competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products. These competitors also may have longer and closer relationships with the senior management of enterprise customers who decide what products and technologies will be deployed in their enterprises. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, financial condition and results of operations.

  . Our handheld computing device products compete with a variety of smart handheld devices, including keyboard based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited ("RIM"), and AOL Time Warner (which resells RIM devices), Sharp and Palm platform licensees such as HandEra (formerly TRG), Handspring, Kyocera and Sony. In addition, companies such as Matsushita, NEC, Samsung and Toshiba as well as several smaller companies in Asia and Europe have announced handheld devices they intend to sell.

  . Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE for sub-PC computers, Microsoft's Pocket PC, Symbian's EPOC for wireless devices, proprietary operating systems from companies such as Sharp Electronics, and more recently operating systems based on Linux. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect not to use the Palm platform and instead use an alternative operating system, in which case we may not be able to increase our revenues from licensing the Palm platform or expand the proliferation of the Palm economy.

  . Our wireless services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless access, information appliances that provide wireless connectivity and other traditional and developing methods. Competitors to our wireless services include Go America, OmniSky, RIM and potentially other device manufacturers such as Sony who offer Internet services. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner and Earthlink, to local phone companies and telecommunications carriers. Wireless email that can synchronize with corporate mail servers is an important offering to many enterprise customers. RIM currently has such an email offering, and while we are developing such an offering, we cannot be certain that our development efforts in this area will be successful or that any product offering we did develop would compete favorably in the market.

  We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, in the first half of calendar 2000, Microsoft introduced a new version of its Windows CE operating system and we believe Microsoft intends to release another version before the end of 2001. We believe that Microsoft is investing aggressively to assist its licensees in marketing handheld computers based on Microsoft's handheld operating systems. Moreover, Microsoft has announced its .Net and Hailstorm Internet initiatives. If the products and services proposed in these initiatives and similar initiatives announced by other companies are successful in the market, the demand for products based on our technologies could decrease. Software layer technologies such as Java and Microsoft's .Net Compact Framework might reduce our ability to attract software developers and differentiate our products. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as the Pocket PC and RIM devices or devices offered by our licensees, such as Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

If we fail to effectively respond to competition from products introduced by licensees of our Palm platform or if our licensees fail to sell products based on the Palm platform, our results of operations may suffer.

  The near term success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition, our Palm platform has been licensed by other manufacturers such as Kyocera, Nokia and Samsung for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform or may seek reductions in the royalties payable to us, which could harm our business and results of operations.

Demand for our products is partially dependent upon support from third party software and hardware developers.

  Decisions by customers to purchase our handheld device products, as opposed to competitive product offerings, are sometimes based on the availability of third party software, hardware, accessories and other expansion capabilities. In the future, we believe that in addition to our efforts to develop products which provide expansion capabilities to handheld devices, the level of support from third party developers will become increasingly important. For example, we, as well as our licensees HandEra, Handspring and Sony, all have products that feature a hardware expansion slot. Devices offered by other competitors also have hardware expansion slots. Our operating results could suffer if third party developers focus their efforts on developing software or hardware for products offered by our competitors, especially if we are unable to offer attractive software, hardware, accessories and expansion capabilities.

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

  The Secure Digital ("SD") standards are governed by the Secure Digital Association. The Secure Digital Association is currently reviewing the SDIO specifications. If the specifications are not ratified by the Secure Digital Association in a timely manner or if the specifications that are ratified are not favorable to third party expansion solution developers, development or deployment of SD expansion solutions for Palm's products could be negatively affected. Furthermore, some device manufacturers may incorporate SD into their products in a manner that is not fully compliant with the SD Association standards, which may result in potential compatibility problems among devices offered by different manufacturers. This possible impact on the development or deployment of SD expansion solutions or on the timing of such development or deployment of SD expansion solutions and their functionality could negatively impact our sales of our products that include SD expansion card slots, such as the m500 and m505 devices, which could harm our business and results of operations.

Our Palm platform and handheld devices may contain errors or defects, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

  Our Palm platform and our devices are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. We have in the past experienced delays in releasing some models and versions of our products until problems were corrected. For example, in the fourth quarter of fiscal year 2001, the initial shipment of our m500 series of handhelds was delayed due to start-up design and manufacturing issues which we needed to resolve in order to meet our quality standards. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business. For instance we have, in the past experienced increased support costs related to a faulty memory component used in a limited number of our handheld devices, which required us to develop a software patch to address the problem. There have been reports of computer viruses and security gaps impacting handheld device operating systems. These viruses and security gaps and publicity about them may adversely impact sales of our products. In particular, if anti-virus protection and solutions for security gaps which users deem to be adequate are not developed to combat these viruses and security gaps, this could harm our business.

We depend on third party software as part of our Palm platform, and our ability to release next generation versions of our Palm platform would be seriously harmed if this third party software is not available in a timely fashion, which could result in the decreased demand for our products and damage to our reputation as well as lost revenues and diverted development resources.

  We license third party software for use in the Palm platform. In addition to third party licensed software, we also enter into joint development agreements with certain licensees of the Palm platform whereby a licensee will develop a specific feature for our Palm OS, which we will then own and may later incorporate into new releases of the Palm platform. We expect that we will continue to license third party software and to enter into joint development arrangements. If a third party developer or a joint developer fails to develop software in a timely fashion or at all, we may not be able to deliver certain features in our products as expected or we could be required to expend unexpected development costs to develop the software ourselves or to use cash to obtain it from another third party. As a result, our product introductions could be delayed or our offering of features could be reduced, which could affect our operating results. Furthermore, the third party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties.

If we fail to adequately evolve our systems and processes in a changing business environment, our ability to manage our business and results of operations may be negatively impacted.

  Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. We have recently implemented new transaction processing, customer relationship management and data warehouse systems. This was a significant change to the previous systems, and we intend to continue to enhance and refine these new systems and processes, in areas such as product development and supply chain. If we fail to evolve our systems and processes, our ability to manage our business and results of operations may be negatively impacted. Some of our systems use the Internet to communicate information. Interruptions in Internet availability and functionality could adversely impact the operation of these systems and consequently our results of operations.

The market for the delivery of wireless services through handheld devices is new and rapidly evolving, and our ability to generate revenues from handheld devices, Palm platform licensing or wireless services could suffer if this market does not develop or we fail to address this market effectively.

  We must continue to adapt our wireless services strategy to compete in the rapidly evolving wireless services market. We currently offer our Palm.Net service, a subscription-based wireless access service that enables users of the Palm VII family of handheld devices to access web-clipped content on the Internet. In addition, we offer our MyPalm portal, which enables users to sync with a datebook on the web and provides other services to the handheld user. Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless services provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our wireless services and solutions is less than anticipated, our results from operations could be impacted.

We may not be able to deliver or expand wireless access if our wireless carrier raises its rates, discontinues doing business with us or does not deliver acceptable service or if we fail to provide our services on additional carrier networks.

  The future success of our wireless services business substantially depends on the capacity, affordability, reliability and security of wireless networks. Only a small number of wireless providers offer the network services we require. We currently rely on Cingular Wireless (formerly BellSouth Wireless
Data) to provide all of our Palm VII and Palm VIIx handheld wireless network services pursuant to an agreement. Our agreement with Cingular Wireless permits each party to terminate the agreement on an annual basis. If Cingular Wireless failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users. If Cingular Wireless delivers unacceptable service, the quality of our wireless services would suffer and we would likely lose users who are dissatisfied with our service. For example, we are aware that Cingular Wireless, like other wireless carriers, has experienced service outages from time to time in their wireless data network. In addition, our Palm VII series of products are configured around the frequency standard used by Cingular Wireless. If we needed to switch to another wireless carrier, we would have to redesign significant portions of our software and hardware to permit transmission on a different frequency. Users of Palm VII series products existing before the redesign would not be able to access the service provided by the new wireless carrier. If we were required to redesign these elements, our business could be adversely affected.

  Our wireless services strategy depends on our ability to develop new wireless access devices that operate on additional wireless networks other than Cingular Wireless in the U.S. We may be unsuccessful at building relationships with additional carriers, and we may not be successful at developing new devices that operate on other wireless networks. If we fail in either of these ways, our ability to expand our wireless services business and, therefore, our results of operations will suffer.

We may not be able to successfully expand our wireless services into international markets.

  Cingular Wireless provides the wireless data services on which our Palm VII series handhelds operate only in the United States. We intend to expand our wireless services internationally, but doing so will require us to enter into new relationships with wireless providers abroad. We may not be able to enter into relationships on favorable terms to us with international wireless carriers. In addition, because many international wireless carriers use different standards and transmit data on different frequencies than Cingular Wireless, we are likely to incur incremental expenses related to the redesign of certain portions of our software and hardware. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay expanding our wireless services into international markets. In addition, in order to expand our wireless services internationally, we need to offer localized information and services that are appealing to users in each new geographic region. If we fail to offer localized content for our wireless services in an area, our ability to sell wireless services in that area will be seriously constrained.

Our reputation and ability to generate revenues will be harmed if demand for our wireless services exceeds our telecommunications and network capacity.

  We may from time to time experience increases in our Internet wireless services usage which exceed our available telecommunications capacity and the capacity of our third party network servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our third party network servers' networks. Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our third party network servers to handle user traffic, could have an adverse effect on our reputation and our revenues.

If the security of our websites is compromised, our reputation could suffer and customers may not be willing to use our services, which could cause our revenues to decline.

  A significant barrier to widespread use of electronic commerce sites and network services sites, such as our Palm.com and Palm.Net sites, is concern for the security of confidential information transmitted over public networks. Despite our efforts to protect the integrity of our Palm.com and Palm.Net sites, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations and damage our reputation. Any such action could negatively affect our customers' willingness to engage in online commerce with us or purchase wireless services from us, which could harm our revenues and results of operations. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.

We may not be able to maintain and expand our business if we are not able to hire, retain, integrate and motivate sufficient qualified personnel.

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

  We have recently initiated reductions in our workforce of approximately 600 employees and contractors. These reductions have resulted in reallocations of employee duties which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

Third parties have claimed and may claim in the future we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products if these claims are successful.

  In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we or our customers or Palm platform licensees are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

  Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers or Palm platform licensees. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products.

  We often rely on licenses of intellectual property for use in our business. We cannot assure you that these licenses will be available in the future on favorable terms or at all.

  On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants' motion for summary judgment of non-infringement and dismissed the case in its entirety. Xerox appealed the dismissal to the U.S. Court of

Appeals for the Federal Circuit as Appeal No. 00-1464. The appeal has been fully briefed. Oral argument was held on August 7, 2001.

  On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The U.S. District Court has scheduled a Markman hearing for October 25, 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

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

  In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, and Rotis litigation.

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

  On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by

CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti's state court complaint under California's anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm's and 3Com's motion. Olivetti has appealed from the order granting the motion to strike. Olivetti's identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti's appeal of the state court ruling dismissing Olivetti's claims.

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

  Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. In addition, several of the facilities where our devices are manufactured and distributed are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  .  changes in foreign currency exchange rates;

  . changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

  .  trade protection measures and import or export licensing requirements;

  .  potentially negative consequences from changes in tax laws;

  .  difficulty in managing widespread sales and manufacturing operations;

  . difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and

  .  less effective protection of intellectual property.

  Although substantially all of our revenues are denominated in U.S. dollars, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products or reductions in gross margins.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if unsuccessful.

  Within the last fifteen months, we have acquired peanutpress.com, WeSync, AnyDay, and Actual Software. We evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. For example, in the fourth quarter of fiscal year 2001, we had to record a charge of approximately $47.7 million in connection with the impairment of certain intangibles as a result of our reduced expectations for revenue and cashflows from our web calendaring associated with our acquisition of AnyDay. These transactions may result in the diversion of capital and management's attention away from other business issues and opportunities.

  In addition, we have made strategic venture investments in other companies which provide products and services which are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

Our ability to pursue mergers and acquisitions may be limited.

  3Com has obtained a ruling from the Internal Revenue Service that the distribution of 3Com's shares of Palm common stock to 3Com's stockholders will not be taxable. This ruling could be revoked if either 3Com or Palm, through July 27, 2002, engaged in certain transactions that would constitute a change of more than 50% of the equity interest in either company and that transaction was deemed to be related to our separation from 3Com in 2000. Consequently, our ability to engage in mergers and acquisitions could be limited. If either 3Com or Palm takes any action that causes the ruling to be revoked, there would be material adverse consequences, potentially including making the distribution taxable, and causing the company that was responsible for the revocation to indemnify the other company for any resulting damages.

We intend to form a wholly-owned subsidiary to contain our business relating to the Palm platform and our licensing strategy, which will utilize our time and money and could distract personnel from other business issues.

  On July 27, 2001 we announced our intention to form a wholly-owned subsidiary to contain our business relating to the Palm platform by the end of calendar year 2001. We expect that we will need to change our business practices, financial and managerial controls, reporting systems and procedures to implement the formation of this subsidiary. The planning and implementation of this subsidiary could result in the diversion of capital and our attention away from other business issues or opportunities, which could adversely affect our business. If we do not successfully implement this subsidiary, our licensing strategy, our Palm platform share and our competiveness in the handheld solutions space could be negatively impacted, which could adversely affect our business, financial position or results of operations.

Business interruptions could adversely affect our business.

  Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities and those of our suppliers and customers in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. Such electrical blackouts could disrupt the operations of our affected facilities and those of our suppliers and customers. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

Risks Related to Our Separation from 3Com

Our historical financial information may not be representative of our future results.

  Through February 25, 2000, our consolidated financial statements were carved out from the consolidated financial statements of 3Com using the historical results of operations and historical bases of the assets and liabilities of the 3Com handheld computing business that we comprised. Accordingly, the historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Through February 2000, 3Com did not account for us and we were not operated as a separate, stand-alone entity for the periods presented. From March 2000 through May 2001, Palm incurred various costs related to transitional services procured from 3Com. These costs were decreasing during this time period as Palm established its own infrastructure.

  Our historical costs and expenses through February 2000 include allocations from 3Com for centralized corporate services and infrastructure costs, including legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and engineering. These allocations were determined on bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided to or the benefit received by Palm. Beginning from March 2000, our costs and expenses included a variety of transitional services provided by 3Com to Palm while Palm was developing its own infrastructure capabilities. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

We may have potential business conflicts of interest with 3Com with respect to our past and ongoing relationships and may not resolve these conflicts on the most favorable terms to us.

  Conflicts of interest could arise between 3Com and us in a number of areas relating to our past relationships, including:

  .  tax and indemnification matters arising from our separation from 3Com;

  .  intellectual property matters; and

  .  employee recruiting.

  These relationships were formed in the context of a parent-subsidiary relationship and negotiated in the overall context of our separation from 3Com. We may not be able to resolve any potential conflicts on terms most favorable to us. Nothing restricts 3Com from competing with us.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our common stock price may be subject to significant fluctuations and volatility.

  Our common stock has been publicly traded since March 2, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

  .  quarterly variations in our operating results;

  . changes in revenues or earnings estimates or publication of research reports by analysts;

  .  speculation in the press or investment community;

  . strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;

  .  actions by institutional stockholders;

  .  general market conditions; and

  . domestic and international economic factors unrelated to our performance.

  The stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity.

  Palm's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of June 1, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of June 1, 2001, all investments mature within 90 days and are carried at cost, which approximates fair market value.

Foreign Currency Exchange Risk

  Substantially all of Palm's sales are denominated in U.S. dollars. Although Palm continues to evaluate derivative financial instruments, including foreign exchange forward and option contracts, to hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates, we did not hold derivative financial instruments for trading purposes during fiscal years 2001 and 2000. In addition, we do not intend in the future to utilize derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                           ----
Consolidated Financial Statements:
  Independent Auditors' Report............................................  46
  Consolidated Statements of Operations for the years ended June 1, 2001,
   June 2, 2000 and May 28, 1999..........................................  47
  Consolidated Balance Sheets at June 1, 2001 and June 2, 2000............  48
  Consolidated Statements of Stockholders' Equity for the years ended June
   1, 2001, June 2, 2000 and May 28, 1999.................................  49
  Consolidated Statements of Cash Flows for the years ended June 1, 2001,
   June 2, 2000 and May 28, 1999..........................................  50
  Notes to Consolidated Financial Statements..............................  51
  Quarterly Results of Operations (Unaudited).............................  67
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts..........................  72

  All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Palm, Inc.:

  We have audited the consolidated balance sheets of Palm, Inc. and its subsidiaries ("Palm" or "the Company") as of June 1, 2001 and June 2, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 1, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palm, Inc. and its subsidiaries at June 1, 2001 and June 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 1, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California
June 22, 2001
(June 25, 2001 as to Note 16)

                                   Palm, Inc.

                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                       Years Ended
                                              -------------------------------
                                               June 1,     June 2,   May 28,
                                                 2001        2000      1999
                                              ----------  ---------- --------
Revenues..................................... $1,559,312  $1,057,597 $563,525
Cost of revenues.............................  1,332,974     613,083  315,616
                                              ----------  ---------- --------
Gross profit.................................    226,338     444,514  247,909
Operating expenses:
  Sales and marketing........................    337,029     236,275  127,592
  Research and development...................    160,265      74,276   45,654
  General and administrative.................     87,842      50,916   23,692
  Amortization of goodwill and intangible
   assets....................................     33,186       2,028      507
  Purchased in-process technology............      1,063         --     2,125
  Legal settlements..........................      5,450         --       --
  Separation costs...........................      5,468      19,570      --
  Impairment charges.........................    106,669         --       --
  Restructuring charges......................     60,888         --       --
                                              ----------  ---------- --------
    Total operating expenses.................    797,860     383,065  199,570
                                              ----------  ---------- --------
Operating income (loss)......................   (571,522)     61,449   48,339
Interest and other income (expense), net.....     47,331      16,364     (223)
                                              ----------  ---------- --------
Income (loss) before income taxes............   (524,191)     77,813   48,116
Income tax provision (benefit)...............   (167,715)     31,903   18,488
                                              ----------  ---------- --------
Net income (loss)............................ $ (356,476) $   45,910 $ 29,628
                                              ==========  ========== ========
Net income (loss) per share:
  Basic...................................... $    (0.63) $     0.09 $   0.06
                                              ==========  ========== ========
  Diluted.................................... $    (0.63) $     0.09 $   0.06
                                              ==========  ========== ========
Shares used in computing net income (loss)
 per share:
  Basic......................................    566,132     539,739  532,000
  Diluted....................................    566,132     539,851  532,000

                See notes to consolidated financial statements.

                                   Palm, Inc.

                          Consolidated Balance Sheets
                    (In thousands, except par value amounts)

                                                         June 1,     June 2,
                                                           2001        2000
                                                        ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  513,769  $1,062,128
  Accounts receivable, net of allowance for doubtful
   accounts of $14,899 and $6,810, respectively........    115,342     122,276
  Inventories..........................................    107,813      24,057
  Deferred income taxes................................    154,362      34,907
  Prepaids and other...................................     12,867       9,590
                                                        ----------  ----------
    Total current assets...............................    904,153   1,252,958
Property and equipment, net............................    223,422      13,013
Goodwill and intangibles, net, and other assets........     79,020      14,330
Deferred income taxes..................................     90,656       2,375
                                                        ----------  ----------
    Total assets....................................... $1,297,251  $1,282,676
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $  238,235  $  123,106
  Accrued restructuring................................     32,399         --
  Other accrued liabilities............................    282,851     117,376
                                                        ----------  ----------
    Total current liabilities..........................    553,485     240,482
Non-current liabilities:
  Deferred revenue and other...........................      9,614      13,006
Stockholders' equity:
  Preferred stock, $.001 par value, 125,000 shares
   authorized; none outstanding........................        --          --
  Common stock, $.001 par value, 2,000,000 shares
   authorized; outstanding: June 1, 2001, 567,215
   shares; June 2, 2000, 564,963 shares................        567         565
  Additional paid-in capital...........................  1,092,329   1,032,449
  Unamortized deferred stock-based compensation........    (14,929)    (16,053)
  Retained earnings (deficit)..........................   (344,039)     12,437
  Accumulated other comprehensive income (loss)........        224        (210)
                                                        ----------  ----------
    Total stockholders' equity.........................    734,152   1,029,188
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,297,251  $1,282,676
                                                        ==========  ==========

                See notes to consolidated financial statements.

                                   Palm, Inc.

                Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                               Unamortized                         Accumulated
                                   Additional    Deferred     3Com     Retained       Other
                           Common   Paid-in    Stock-based    Corp.    Earnings   Comprehensive
                           Stock    Capital    Compensation  Equity    (Deficit)  Income (Loss)   Total
                          -------- ----------  ------------ ---------  ---------  ------------- ----------
Balances, May 31, 1998..  $    --  $      --     $    --    $  65,675  $     --     $    --     $   65,675
Components of
 comprehensive income:
 Net income.............       --         --          --       29,628        --          --         29,628
 Accumulated translation
  adjustments...........       --         --          --          --         --         (133)         (133)
                                                                                                ----------
Total comprehensive
 income.................                                                                            29,495
                                                                                                ----------
Net transfers to 3Com
 Corporation............       --         --          --      (61,152)       --          --        (61,152)
                          -------- ----------    --------   ---------  ---------    --------    ----------
Balances, May 28, 1999..       --         --          --       34,151        --         (133)       34,018
Components of
 comprehensive income:
 Net income.............       --         --          --       33,473     12,437         --         45,910
 Accumulated translation
  adjustments...........       --         --          --          --         --          (77)          (77)
                                                                                                ----------
Total comprehensive
 income.................                                                                            45,833
                                                                                                ----------
Dividend paid to 3Com
 Corporation............       --         --          --     (150,000)       --          --       (150,000)
Net transfers to 3Com
 Corporation............                                      (77,144)                             (77,144)
Reclassification of 3Com
 equity to additional
 paid-in capital........       --    (159,520)        --      159,520        --          --            --
Initial public offering
 and private placements,
 net of offering
 expenses...............       564  1,171,961         --          --         --          --      1,172,525
Common stock issued
 under stock plans......         1     17,044     (16,483)        --         --          --            562
Restricted stock
 amortization...........       --         --          430         --         --          --            430
Tax benefit from
 employee stock
 options................       --       2,964         --          --         --          --          2,964
                          -------- ----------    --------   ---------  ---------    --------    ----------
Balances, June 2, 2000..       565  1,032,449     (16,053)        --      12,437        (210)    1,029,188
Components of
 comprehensive loss:
 Net loss...............       --         --          --          --    (356,476)        --       (356,476)
 Net unrealized gain on
  available for sale
  investments...........       --         --          --          --         --          411           411
 Accumulated translation
  adjustments...........       --         --          --          --         --           23            23
                                                                                                ----------
Total comprehensive
 loss...................       --         --          --          --         --          --       (356,042)
                                                                                                ----------
Common stock issued
 under stock plans......         2     30,341      (2,848)        --         --          --         27,495
Options assumed in
 conjunction with
 acquisitions...........       --      10,501      (2,759)        --         --          --          7,742
Warrants issued in
 conjunction with
 purchase agreement.....       --       3,842         --          --         --          --          3,842
Restricted stock
 amortization...........       --         --        6,409         --         --          --          6,409
Deferred stock
 compensation
 amortization...........       --         --          322         --         --          --            322
Tax benefit from
 employee stock
 options................       --      15,196         --          --         --          --         15,196
                          -------- ----------    --------   ---------  ---------    --------    ----------
Balances, June 1, 2001..  $    567 $1,092,329    $(14,929)  $     --   $(344,039)   $    224    $  734,152
                          ======== ==========    ========   =========  =========    ========    ==========

                See notes to consolidated financial statements.

                                   Palm, Inc.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                       Years Ended
                                              --------------------------------
                                               June 1,     June 2,    May 28,
                                                 2001        2000       1999
                                              ----------  ----------  --------
Cash flows from operating activities:
 Net income (loss)........................... $ (356,476) $   45,910  $ 29,628
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  acitivities:
 Depreciation and amortization...............     54,395       7,951     4,565
 Amortization of deferred stock-based
  compensation...............................      6,731         430       --
 Loss on disposal of property and
  equipment..................................        201         962     2,567
 Deferred income taxes.......................   (213,467)    (16,541)   (8,880)
 Purchased in-process technology.............      1,063         --      2,125
 Impairment charges..........................    106,669         --        --
 Changes in assets and liabilities, net of
  effect of acquisitions:
  Accounts receivable........................      7,699     (26,437)  (13,307)
  Inventories................................    (83,756)    (11,871)    1,650
  Prepaids and other.........................      1,101      (9,004)     (805)
  Accounts payable...........................    110,800      47,020    44,329
  Tax benefit from employee stock options....     15,196       2,964       --
  Accrued restructuring......................     32,399         --        --
  Other accrued liabilities..................    153,062      87,905    22,133
                                              ----------  ----------  --------
   Net cash provided by (used in) operating
    activities...............................   (164,383)    129,289    84,005
                                              ----------  ----------  --------
Cash flows from investing activities:
 Purchase of land held for sale..............   (219,015)        --        --
 Purchases of property and equipment.........    (66,422)    (10,393)   (5,347)
 Acquisition of businesses, net of cash
  acquired...................................   (111,382)     (1,648)  (16,831)
 Purchases of restricted investments.........   (241,860)        --        --
 Sale of restricted investments..............    241,360         --        --
 Purchase of equity investments..............    (12,880)        --        --
 Other, net..................................        --          --         97
                                              ----------  ----------  --------
   Net cash used in investing activities.....   (410,199)    (12,041)  (22,081)
                                              ----------  ----------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock......     27,495   1,172,525       --
 Net transfers to 3Com Corporation...........        --      (77,144)  (61,152)
 Dividend paid to 3Com.......................        --     (150,000)      --
 Repayment of debt from businesses acquired..     (1,295)       (902)      --
 Other, net..................................         23         (77)     (294)
                                              ----------  ----------  --------
   Net cash provided by (used in) financing
    activities...............................     26,223     944,402   (61,446)
                                              ----------  ----------  --------
Change in cash and cash equivalents..........   (548,359)  1,061,650       478
Cash and cash equivalents, beginning of
 period......................................  1,062,128         478       --
                                              ----------  ----------  --------
Cash and cash equivalents, end of period..... $  513,769  $1,062,128  $    478
                                              ==========  ==========  ========
Other cash flow information:
 Cash paid for income taxes.................. $   16,094  $      --   $    --
                                              ----------  ----------  --------
 Cash paid for interest...................... $       40  $       11  $     10
                                              ----------  ----------  --------
Non-cash investing and financing activities
 are as follows:
 Fair value of stock options assumed in
  business combination....................... $   10,501  $      --   $    --
                                              ----------  ----------  --------
 Issurance of warrants....................... $    3,842  $      --   $    --
                                              ----------  ----------  --------
 Unrealized gain (loss) on investments....... $      411  $      --   $    --
                                              ----------  ----------  --------

                See notes to consolidated financial statements.

                                  Palm, Inc.

                  Notes to Consolidated Financial Statements

Note 1. Background and Basis of Presentation

  Palm, Inc. ("Palm") develops, markets and sells a family of handheld computing device products, licenses the Palm OS operating system to other device and information appliance manufacturers and offers a wireless access service. Palm was originally incorporated in California in 1992 as Palm Computing, Inc. and was acquired by U.S. Robotics Corporation ("USR") in September 1995. Subsequent to 3Com Corporation's acquisition of USR in June 1997, Palm became a wholly-owned subsidiary of 3Com Corporation ("3Com").

  On September 13, 1999, 3Com announced its plan to create an independent publicly traded company, Palm, Inc., comprised of 3Com's handheld computing business. Palm, Inc. was incorporated in Delaware in December 1999. Following the completion of Palm's initial public offering and concurrent private placements in March 2000, 3Com owned approximately 94% of Palm's outstanding common stock. On July 27, 2000 ("the Distribution Date"), 3Com distributed the shares of Palm common stock it owned to the stockholders of 3Com, and options to purchase shares of 3Com common stock held by Palm employees were converted into options to purchase shares of Palm common stock.

  3Com and Palm entered into a Master Separation and Distribution Agreement in December 1999. In accordance with the separation agreement, 3Com transferred to Palm the 3Com-owned assets and liabilities which related to Palm prior to the date of separation from 3Com. Palm began incurring separation costs in the second quarter of fiscal year 2000, which are costs associated with the process of becoming a stand-alone, public company, including consulting and professional fees.

  Palm's legal separation from 3Com occurred on February 26, 2000 ("the Separation Date"), at which time Palm began to operate independently from 3Com. For periods prior to the Separation Date, the consolidated financial statements reflect the historical results of operations and cash flows of the handheld computing business of 3Com during each respective period, and include allocations of certain 3Com expenses (see Note 15 to the consolidated financial statements). Beginning in the fourth quarter of fiscal year 2000, Palm's consolidated financial statements no longer include an allocated portion of 3Com's corporate services and infrastructure costs. However, Palm continues to incur amounts payable to 3Com under transitional service and facilities lease agreements (see Note 15 to the consolidated financial statements). Expenses incurred under transitional service agreements and facilities lease agreements with 3Com during the year ended June 1, 2001 totaled $30.4 million.

  Palm completed its initial public offering in March 2000, receiving net proceeds of $947.5 million, after deducting underwriting commissions and offering expenses, from the sale of 26,450,000 shares of common stock. Palm also received net proceeds of $225.0 million from the sale of a total of 5,921,052 shares of common stock to AOL Time Warner, Motorola and Nokia in private placements. Using a portion of the proceeds from the offering, Palm paid a dividend of $150.0 million to 3Com in March 2000.

Note 2. Significant Accounting Policies

 Fiscal Year

  Palm's 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 1999 and 2001 contained 52 weeks, whereas fiscal year 2000 contained 53 weeks.

 Use of Estimates in the Preparation of Consolidated Financial Statements

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Palm to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

 Concentration of Credit Risk

  Financial instruments which potentially subject Palm to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are primarily maintained with seven major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. Palm sells the majority of its products through distributors, retailers and resellers. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising Palm's customer base and their dispersion across different geographic locations throughout the world. However, certain distributors do represent a significant portion of accounts receivable as shown below. Palm generally sells on open account and performs periodic credit evaluations of its customers' financial condition.

  The following individual customers accounted for 10% or more of total revenue for the fiscal years ended:

                                                         June 1, June 2, May 28,
                                                          2001    2000    1999
                                                         ------- ------- -------
   Company A............................................   19%     25%     24%
   Company B............................................    9%      8%     14%

  The following individual customers accounted for 10% or more of total accounts receivable at:

                                                         June 1, June 2, May 28,
                                                          2001    2000    1999
                                                         ------- ------- -------
   Company A............................................   24%     21%     24%
   Company B............................................    8%     10%     17%
   Company C............................................   10%      3%      4%

 Inventories

  Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

 Property and Equipment

  Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (three to five years for equipment and internal use software, generally five years for leasehold improvements, and five years for furniture and fixtures).

 Long-lived Assets

  Palm evaluates the carrying value of long-lived assets, including goodwill and other intangible assets, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Long-lived assets include intangible assets acquired in business combinations (see Notes 3 and 12 to the consolidated financial statements).

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

 Revenue Recognition

  Revenue is recognized when earned in accordance with applicable accounting standards, including SOP No. 97-2, Software Revenue Recognition, as amended. Revenue from sales of handheld device products is recognized when a purchase order has been received, the product has been shipped, the sales price is fixed and determinable and collection of the resulting receivable is probable. Provisions are made at the time the related revenue is recognized for estimated product returns, price protection, warranty, royalties and post-sale telephone support. Handheld device product sales have accounted for substantially all of the revenue for all periods presented.

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

 Advertising

  Advertising costs are expensed as incurred and were $157.3 million, $103.1 million and $52.5 million for fiscal years 2001, 2000 and 1999, respectively. Cooperative advertising, for which Palm receives identifiable benefits whose fair value can be reasonably estimated, and marketing development obligations for channel customers are expensed in the period the related revenue is recognized.

 Separation Costs

  Separation costs consist of one-time costs, such as consulting and professional fees, associated with the process of separating Palm's infrastructure from 3Com.

 Income Taxes

  Income tax expense (benefit) for fiscal year 2001 is based on pre-tax financial accounting income or loss. Prior to July 27, 2000, Palm's operating results were included in certain 3Com consolidated U.S., state, and foreign income tax returns. The provision for taxes in Palm's consolidated financial statements for fiscal years 2000 and 1999 have been determined on a separate-return basis. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

 Foreign Currency Translation

  The majority of Palm's revenue is denominated in U.S. dollars. For non-U.S. subsidiaries with the local currency as the functional currency, assets and liabilities are translated to U.S. dollars at year-end exchange rates, and statements of operations are translated at the average exchange rates during the year. Gains or losses resulting from foreign currency translation are included as a component of other comprehensive income (loss).

  For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income (expense), net in the consolidated statements of operations and were not significant for any period presented.

 Stock-Based Compensation

  Palm accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and Financial Accounting Standards Board Interpretation ("FASB") No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Palm accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

 Net Income (Loss) Per Share

  Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the year ended June 1, 2001, stock options and warrants outstanding would have been anti-dilutive. For fiscal year 2000, the dilutive effect of stock options was approximately 112,000 shares. For fiscal year 1999, there was no dilutive effect from stock options, as there were no Palm stock options outstanding.

 Comprehensive Income (Loss)

  Comprehensive income (loss) consists of net income (loss) plus net unrealized gain (loss) on investments and accumulated foreign translation adjustments.

 Effects of Recent Accounting Pronouncements

  In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective as of June 2, 2001, the first day of Palm's fiscal year 2002. The adoption of these statements will have no significant impact on Palm's financial position or results of operations.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. Palm adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on Palm's financial position or results of operations.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in Palm's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for Palm's fiscal year 2003, however management is assessing the impact that SFAS No. 142 will have on Palm's financial position and results of operations and investigating the possibility of early adoption, as allowed by the statement, in the first fiscal quarter of fiscal year 2002.

Note 3. Business Combinations

  During the fourth quarter of fiscal year 2001, Palm completed the acquisition of peanutpress.com, Inc. ("peanutpress"). The total purchase price of $5.3 million consisted of $5.0 million of cash and $0.3 million of direct transaction costs. Total liabilities assumed in the transaction of $0.1 million included accounts payable, accrued liabilities, and contractual commitments. peanutpress was a provider of eBooks and Internet-based content management services. peanutpress developed, archived, hosted, and securely distributed eBook collections on behalf of publishers of books.

  During the third quarter of fiscal year 2001, Palm completed the acquisition of WeSync.com, Inc. ("WeSync"). The total purchase price of $46.1 million consisted of $39.5 million of cash, $5.8 million of stock options assumed and direct transaction costs of $0.8 million. Total liabilities assumed in the transaction of $1.2 million included accounts payable, accrued liabilities, and contractual commitments. WeSync was a provider of wireless synchronization technologies. WeSync's technologies enabled work and personal groups using the company's free web-based service to share and synchronize changes to calendars and contacts on Palm Powered handhelds and PCs.

  During the first quarter of fiscal year 2001, Palm completed the acquisition of AnyDay.com, Inc. ("AnyDay"). The total purchase price of $85.7 million consisted of $71.4 million of cash, $4.7 million of stock options assumed, contractual commitments of $9.2 million and direct transaction costs of $0.4 million. Total liabilities assumed in the transaction of $13.7 million included accounts payable, accrued liabilities, contractual commitments, and long-term debt. AnyDay was a provider of an Internet-based time management solution. AnyDay's solution extended the capabilities of the online calendar with group organizing, events directory, and integrated e-mail scheduling system (see Note 12 to the consolidated financial statements).

  These acquisitions have been accounted for using the purchase method of accounting under APB No. 16, Business Combinations.

  The purchase price of the business combinations were allocated as follows (in thousands):

                                                   peanutpress WeSync   AnyDay
                                                   ----------- -------  -------
Identifiable intangible assets....................   $2,220    $ 7,050  $20,299
Net tangible assets...............................       77        --     2,326
Purchased in-process technology...................      210        --       853
Deferred stock-based compensation.................      --       2,759      --
Deferred income taxes, net........................      --      (2,642)  (3,089)
Goodwill..........................................    2,782     38,982   65,282
                                                     ------    -------  -------
Purchase price....................................   $5,289    $46,149  $85,671
                                                     ======    =======  =======

  Goodwill and other intangible assets are being amortized over periods ranging from two to four years. Approximately $0.2 million of the purchase price of peanutpress and $0.9 million of the purchase price of AnyDay represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

  In May 2000, Palm completed the acquisition of Actual Software Corporation ("Actual Software"). The $3.4 million purchase price consisting of cash and equity has been accounted for using the purchase method of accounting. Actual Software was a developer of e-mail software for the Palm OS operating system. The purchase price for the Actual Software acquisition included $0.6 million for stock options granted to the principals of Actual Software.

  In February 1999, Palm completed the acquisition of Smartcode Technologie SARL ("Smartcode"). The $17.4 million purchase price consisting of cash and the assumption of $1.5 million of liabilities has been accounted for using the purchase method of accounting. Smartcode was a provider of wireless data communications and wireless access software technology. Approximately $2.1 million of the purchase price for the Smartcode acquisition represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations in the third quarter of fiscal year 1999.

Note 4. Inventories

  Inventories consist of the following (in thousands):

                                                              June 1,   June 2,
                                                                2001     2000
                                                              --------  -------
   Finished goods............................................ $104,676  $22,557
   Work in process...........................................    3,137    1,500
                                                              --------  -------
                                                              $107,813  $24,057
                                                              ========  =======

Note 5. Property and Equipment, net

  Property and equipment, net, consist of the following (in thousands):

                                                              June 1,   June 2,
                                                                2001     2000
                                                              --------  -------
   Land held for sale........................................ $160,000  $   --
   Equipment and internal use software.......................   74,446   17,403
   Leasehold improvements....................................    5,446    2,299
   Furniture and fixtures....................................    5,099    1,085
                                                              --------  -------
   Total.....................................................  244,991   20,787
   Accumulated depreciation and amortization.................  (21,569)  (7,774)
                                                              --------  -------
                                                              $223,422  $13,013
                                                              ========  =======

  The land held for sale is approximately 39 acres, located in San Jose, California and was land on which Palm had previously planned to build its new corporate headquarters (See Note 12 to the consolidated financial statements).

Note 6. Goodwill and Intangibles, net, and Other Assets

  Goodwill and intangibles, net, and other assets consist of the following (in thousands):

                                                           June 1,   June 2,
                                                             2001      2000
                                                           --------  --------
   Goodwill............................................... $ 50,284  $  8,499
   Other purchased identifiable intangible assets.........   31,311     9,340
   Accumulated amortization...............................  (19,336)   (4,241)
                                                           --------  --------
   Goodwill and intangibles, net..........................   62,259    13,598
   Other assets...........................................   16,761       732
                                                           --------  --------
                                                           $ 79,020  $ 14,330
                                                           ========  ========

Note 7. Other Accrued Liabilities

  Other accrued liabilities consist of the following (in thousands):

                                                           June 1,   June 2,
                                                             2001      2000
                                                           --------  --------
   Payroll and related expenses........................... $ 16,724  $ 18,053
   Product warranty.......................................   40,995    30,984
   Cooperative advertising and marketing development
    expenses..............................................   10,101     5,197
   Price protection.......................................   23,905       737
   Deferred revenue.......................................   15,019    18,143
   Rebate accruals........................................   27,439    11,040
   Accrued loss on inventory purchase commitments.........  125,457       --
   Other..................................................   23,211    33,222
                                                           --------  --------
                                                           $282,851  $117,376
                                                           ========  ========

Note 8. Commitments

  Certain Palm facilities are leased under operating leases. Leases expire at various dates through September 2011, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

  Future operating lease commitments are as follows (in thousands):

   Fiscal Year
     2002............................................................... $33,398
     2003...............................................................  22,329
     2004...............................................................   6,295
     2005...............................................................   5,043
     2006...............................................................   4,263
     Thereafter.........................................................  22,099
                                                                         -------
       Total............................................................ $93,427
                                                                         =======

  Rent expense was $19.3 million, $6.1 million, and $3.0 million for fiscal years 2001, 2000 and 1999, respectively.

  During the third quarter of fiscal year 2001, Palm issued to a vendor a fully vested warrant to purchase up to 250,000 shares of common stock at an exercise price of $29.22 per share. On each anniversary date beginning January 2002, 25% of the shares subject to the warrant become exercisable. The warrant expires in January 2006. The fair value of the warrant of $3.8 million was capitalized and is being amortized to cost of revenues over the term of the agreement. The fair value of the warrant was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rate, 4.9%; volatility, 67%; option term, 5 years; dividend yield, 0.0%.

Note 9. Stockholders' Equity

 Preferred Stock

  Palm's Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at June 1, 2001 and June 2, 2000, respectively.

 Stockholder Rights Plan

  In November 2000, the Board of Directors approved a stock purchase rights plan and issued a dividend of one right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock for each outstanding share of common stock to stockholders of record on the date the rights become exercisable. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combinations transactions of Palm.

 Employee Stock Purchase Plan

  Palm has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period. As of June 1, 2001, 15,000,000 shares of Palm common stock have been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, 10,000,000 shares, or a lesser amount as may be determined by the Board of Directors. During fiscal year 2001, approximately 734,000 shares were issued, and at June 1, 2001, approximately 14,266,000 are available for future issuance under this plan.

 Stock Option Plan

  Palm has a stock option plan under which options to purchase common stock may be granted to employees, directors and consultants. Options are generally granted at not less than the fair market value at date of grant, typically vest over a four-year period and expire ten years after the date of grant. Palm's stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. Compensation expense equal to the fair market value on the date of the grant is recognized as the granted shares vest over a one- to four-year period. Certain Palm employees also participated in the 3Com restricted stock plan, and at the Distribution Date, Palm employees who had 3Com restricted stock grants forfeited the unvested portion of their 3Com restricted stock grants. The forfeited unvested shares were replaced by Palm restricted stock grants. During the years ended June 1, 2001 and June 2, 2000, Palm recognized compensation expense of $6,409,000 and $430,000, respectively, related to Palm restricted stock grants. As of June 1, 2001, 45,000,000 shares of common stock have been reserved for issuance under the stock option plan. The stock option plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of 5% of the outstanding shares of common stock on the first day of the fiscal year, 25,000,000 shares, or a lesser amount as may be determined by the Board of Directors. At June 1, 2001, approximately 9,560,000 shares of common stock were available for grant under this plan.

 Director Stock Option Plan

  Palm has a director stock option plan under which options to purchase common stock are granted to members of the Board of Directors at an exercise price equal to the fair market value on the date of grant and which typically vest over a 36-month period. As of June 1, 2001, 1,000,000 shares of common stock have been reserved for issuance under the director stock option plan. The director stock option plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to 500,000 shares or a lesser amount as may be determined by the Board of Directors. At June 1, 2001, approximately 700,000 shares of common stock were available for grant under this plan.

  The following table summarizes the activity under all of the stock option plans (in thousands, except exercise price):

                                                Years Ended
                             -------------------------------------------------
                                   June 1, 2001             June 2, 2000
                             ------------------------ ------------------------
                                          Weighted                 Weighted
                              Number      average      Number      average
                             of shares exercise price of shares exercise price
                             --------- -------------- --------- --------------
   Outstanding at beginning
    of year.................  13,074       $34.45         --           --
   Granted..................  25,164        18.32      13,178       $34.48
   Exercised................  (1,413)       13.68         --           --
   Cancelled................  (2,801)       31.36        (104)       38.00
                              ------                   ------
   Outstanding options at
    end of year.............  34,024       $23.63      13,074       $34.45
                              ======                   ======

  Prior to the Separation Date, certain Palm employees had been granted options to purchase 3Com common stock under 3Com's employee stock option plans. At the Distribution Date, approximately 3,503,000 3Com options held by Palm employees were converted into options to purchase 6,676,000 shares of Palm common stock and are included in the above schedule as fiscal year 2001 grants. The number of shares and the exercise price of the 3Com options that converted into Palm options were adjusted using a conversion formula such that
(1) the aggregate intrinsic value of the options immediately before and after the exchange were the same, (2) the ratio of the exercise price per option to the market value per share was not reduced, and (3) the vesting provisions and option period of the replacement Palm options were the same as the original vesting terms and option period of the 3Com options.

  Information relating to stock options outstanding as of June 1, 2001 is as follows (in thousands, except exercise price):

                                            Outstanding                      Exercisable
                             ----------------------------------------- ------------------------
                                          Weighted                                  Weighted
                              Number      average     Weighted average  Number      average
   Range of exercise price   of shares exercise price contractual life of shares exercise price
   -----------------------   --------- -------------- ---------------- --------- --------------
                                                         (in years)
   $0.10
    to
    $7.70                     10,032       $ 7.52           9.8            143       $ 2.23
   $7.73
    to
    $25.22                     6,168        16.16           7.9          2,305        15.11
   $25.32
    to
    $29.75                     6,579        27.42           9.0          1,461        27.27
   $30.17
    to
    $38.00                     8,914        37.73           8.8          2,223        37.97
   $38.31
    to
    $69.38                     2,331        48.21           9.3             39        43.57
                              ------                                     -----
   $0.10
    to
    $69.38                    34,024       $23.63           9.0          6,171       $26.10
                              ======                                     =====

 Accounting for Stock-Based Compensation

  As permitted under SFAS No. 123, Palm has elected to follow APB No. 25 and related interpretations in accounting for stock-based awards to employees. Under APB No. 25, Palm generally recognizes no compensation expense with respect to its option awards. If Palm had elected to recognize compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                            Years ended
                                                     --------------------------
                                                      June 1,   June 2, May 28,
                                                       2001      2000    1999
                                                     ---------  ------- -------
   Pro forma net income (loss) (in thousands)......  $(502,374) $18,110 $15,664
   Pro forma net income (loss) per share--basic and
    diluted........................................  $   (0.89) $  0.03 $  0.03

  The weighted average estimated fair value of stock options granted during fiscal years 2001, 2000 and 1999 was $10.79, $16.43 and $15.53 per share, respectively. For fiscal year 1999, the estimated fair value was based on 3Com options held by Palm employees, as there were no Palm stock options outstanding. The fair value of each option grant was estimated at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions:

                                                               Years ended
                                                         -----------------------
                                                         June 1, June 2, May 28,
                                                          2001    2000    1999
                                                         ------- ------- -------
   Risk-free interest rate..............................   4.9%    6.2%    5.3%
   Volatility...........................................  77.0%   60.0%   62.0%
   Option term (in years)...............................   3.1     3.5     4.5
   Dividend yield.......................................   0.0%    0.0%    0.0%

  The weighted average estimated fair value of shares granted under the employee stock purchase plan during fiscal year 2001 was $7.55 per share. The fair value of each option grant was estimated at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions: risk-free interest rate, 4.2%; volatility, 77.0%; option term
1.79 years, dividend yield, 0.0%.

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

Note 10. Income Taxes

  The income tax provision (benefit) consists of (in thousands):

                                                          Years ended
                                                   ----------------------------
                                                    June 1,   June 2,   May 28,
                                                     2001       2000     1999
                                                   ---------  --------  -------
   Current:
     Federal...................................... $  25,289  $ 35,747  $22,938
     State........................................     8,549     8,436    5,174
     Foreign......................................    11,914     4,261      --
                                                   ---------  --------  -------
       Total current..............................    45,752    48,444   28,112
                                                   ---------  --------  -------
   Deferred:
     Federal......................................  (165,022)  (12,826)  (7,825)
     State........................................   (42,317)   (3,695)  (1,799)
     Foreign......................................    (6,128)      (20)     --
                                                   ---------  --------  -------
       Total deferred.............................  (213,467)  (16,541)  (9,624)
                                                   ---------  --------  -------
       Total...................................... $(167,715) $ 31,903  $18,488
                                                   =========  ========  =======

  Income before income taxes for the fiscal years ended June 1, 2001, June 2, 2000 and May 31, 1999 includes income (loss) of ($43.8) million, $12.2 million, and ($0.7) million respectively from our foreign subsidiaries.

  The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

                                                             Years ended
                                                       -----------------------
                                                       June 1, June 2, May 28,
                                                        2001    2000    1999
                                                       ------- ------- -------
   Tax computed at federal statutory rate.............  35.0%   35.0%   35.0%
   State income taxes, net of federal effect..........   4.2     4.6     4.5
   Research tax credits...............................   0.5    (0.8)   (1.2)
   Acquired in-process technology and non-deductible
    goodwill..........................................  (4.3)    --      --
   Differential in foreign tax rates on earnings
    (losses)..........................................  (3.8)    --      --
   Other..............................................   0.4     2.2     0.1
                                                        ----    ----    ----
                                                        32.0%   41.0%   38.4%
                                                        ====    ====    ====

  The components of deferred income taxes consist of (in thousands):

                                                               June 1,  June 2,
                                                                 2001    2000
                                                               -------- -------
   Reserves not currently deductible for tax purposes......... $151,889 $21,898
   Net operating loss carryforwards...........................   34,690     --
   Deferred expenses..........................................   33,148     --
   Tax credit carryforwards...................................   13,192     --
   Deferred revenue...........................................    9,251  11,677
   Other......................................................    2,848   3,707
                                                               -------- -------
                                                               $245,018 $37,282
                                                               ======== =======

  Income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise of employee stock options and with disqualifying dispositions of stock options. The amount of the benefit is the tax effect of the difference between the market value of the stock issued at the time of option exercise and the exercise price of the option.

  As of June 1, 2001, Palm has an operating loss carryforward for federal tax purposes of approximately $75 million, which expires in 2021. Palm also has approximately $21 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2010 and 2021. In addition, Palm has federal and state research and experimental credit carryforwards of approximately $13 million which expire in various years between 2007 and 2021.

  See Note 15 to the consolidated financial statements for discussion of the Tax Sharing Agreement between Palm and 3Com.

Note 11. Business Segment Information

  Palm operates in one reportable segment, handheld computing.

 Geographic Information

  Palm's headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. For fiscal years 2001, 2000, and 1999, no single country outside the United States accounted for 10% or more of total revenues. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

                                                          Years ended
                                                 ------------------------------
                                                  June 1,    June 2,   May 28,
                                                    2001       2000      1999
                                                 ---------- ---------- --------
   Revenues:
     United States.............................. $  966,613 $  690,540 $399,944
     Other......................................    592,699    367,057  163,581
                                                 ---------- ---------- --------
       Total.................................... $1,559,312 $1,057,597 $563,525
                                                 ========== ========== ========
   Property and equipment, net:
     United States.............................. $  219,567 $   11,576 $  7,247
     France.....................................        988        924      811
     Other......................................      2,867        513       78
                                                 ---------- ---------- --------
       Total.................................... $  223,422 $   13,013 $  8,136
                                                 ========== ========== ========

Note 12. Impairment and Restructuring Charges and Excess Inventory and Related Costs

  During the fourth quarter of fiscal year 2001, the carrying values of certain assets were analyzed and deemed to be impaired. Impairment charges of $106.7 million include $47.7 million related to the goodwill and intangible assets related to the AnyDay acquisition and $59.0 million related to a decrease in the fair value of the land on which Palm had previously planned to build its new corporate headquarters. The $47.7 million write-down was determined based upon an impairment analysis necessitated by evolving market conditions that indicated that the carrying amounts of the goodwill and other intangible assets related to AnyDay might not be fully recoverable through undiscounted future operating cash flows. Such analysis indicated that impairment existed equivalent to the carrying amount of the acquired goodwill and a majority of the identifiable intangible assets acquired from AnyDay. The $59.0 million write-down was determined based on the fair value of the property, as determined by an independent appraiser, prepared at the time Palm purchased the related land in May 2001. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, fair value was determined using the discounted cash flow method grouped at the lowest level for which there are identifiable cash flows that are largely independent and with the assistance of an independent appraiser.

  In the fourth quarter of fiscal year 2001, Palm recorded restructuring charges of $60.9 million in operating expenses. Restructuring charges relate to the implementation of a series of cost reduction actions announced in March 2001 to minimize the impact of the current economic slowdown. The restructuring charges consist of carrying and development costs related to the land on which Palm had previously planned to build its new corporate headquarters, excess real estate facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction and discontinued project costs.

  The following provides more detailed information as of June 1, 2001 relating to the restructuring charges recorded during the fourth quarter of fiscal year 2001.

  . Palm recorded a charge of $20.4 million for carrying and development costs related to the land on which Palm had previously planned to build its new corporate headquarters. Approximately $19.1 million has been paid in cash. These costs primarily consisted of contractor, architect, and consulting fees incurred for preparation of site plans plus interest and related transaction costs which were payable by Palm pursuant to the master lease agreement.

  . Palm recorded a charge of $19.4 million for excess facilities of which $1.9 million has been paid in cash. The charge consisted of lease commitments for facilities which Palm is exiting or will not occupy, net of expected sublease proceeds as well as related property and equipment that was disposed of or removed from service, including leasehold improvements and computer networking equipment. Actions taken with respect to excess facilities include the closure of certain corporate facilities in Santa Clara and the termination of plans to occupy a leased facility in the Boston area.

  . Palm recorded a workforce reduction charge of approximately $15.1 million primarily for severance and fringe benefits. This program will result in the reduction of approximately 300 regular employees across all geographic regions. The worldwide workforce reductions started in the fourth quarter of fiscal year 2001 and will be substantially completed by the end of fiscal year 2002. As of June 1, 2001, approximately 150 employees have been affected by the program and $4.1 million has been paid in cash, primarily for severance and benefits.

  . Palm recorded a charge of $6.0 million for the discontinuance of projects that were not in line with its strategic focus. This charge consists of $3.3 million of costs previously incurred in connection with the projects and an accrual for amounts expected to be paid in fiscal year 2002 for the termination of the projects.

  Palm expects to complete substantially all of these cost reduction actions during fiscal year 2002. Remaining cash expenditures relating to the restructuring program are estimated to be $32.4 million. There can be no assurance that the estimated costs of these business restructuring activities will not change.

  Accrued restructuring charges consist of the following (in thousands):

                                              Excess   Workforce Discontinued
                          Land carrying and facilities reduction   project
                          development costs   costs      costs      costs      Total
                          ----------------- ---------- --------- ------------ --------
Restructuring expenses..      $ 20,400       $19,391    $15,129    $ 5,968    $ 60,888
Cash payments...........       (19,143)       (1,861)    (4,145)    (3,340)    (28,489)
                              --------       -------    -------    -------    --------
Balances, June 1, 2001..      $  1,257       $17,530    $10,984    $ 2,628    $ 32,399
                              ========       =======    =======    =======    ========

  Palm recorded a provision for inventory and related costs, including non-cancelable purchase commitments with third party contractors, totaling $268.9 million during the fourth quarter of fiscal year 2001. This excess inventory charge was due to a significant decrease in forecasted revenue and was calculated in accordance with Palm's policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand.

Note 13. Employee Benefit Plan

  Eligible Palm employees may participate in Palm's 401(k) Plan ("the Plan"). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 22% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for company matching contributions as determined by the Board of Directors. Palm matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in Palm matching contributions according to a three-year vesting schedule based on initial date of hire. Palm's expense related to 401(k) matching contributions was $1,880,000, $1,055,000, and $508,000 for fiscal years 2001, 2000, and 1999, respectively.

Note 14. Litigation

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

  On July 22, 1999, Palm filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. Palm obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which the company maintains infringes Palm's copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti's state court complaint under California's anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm's and 3Com's motion. Olivetti has appealed from the order granting the motion to strike. Olivetti's identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti's appeal of the state court ruling dismissing Olivetti's claims.

  On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an Amended Complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The Amended Complaint alleges willful infringement of U.S. patent 5,276,311 entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The U.S. District Court has scheduled a Markman hearing for October 25, 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

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

  On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, "Portable Personal Terminal for Use in a System for Handling

Transactions" and "System for Handling Transactions Including a Portable Personal Terminal." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. No trial date has been set.

  Starting on June 20, 2001, Palm and three of its officers were named as defendants in purported securities class action lawsuits filed in United States District Court, Southern District of New York. The first of these lawsuits is captioned Weiner v. Palm, Inc., et al., No. 01 CV 5613. The complaints assert that the prospectus from Palm's March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and two or three of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Palm's initial public offering. Neither Palm nor its officers have responded to these actions.

  In connection with Palm's separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, Olivetti, E-Pass, and Rotis litigation.

Note 15. Transactions with 3Com Corporation

  Through February 25, 2000, the date of legal separation from 3Com, Palm's costs and expenses included allocations of certain 3Com expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing, engineering, and other 3Com corporate services and infrastructure costs. These allocations were determined on bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided or the benefit received by Palm. Allocated costs included in the accompanying consolidated statements of operations were as follows (in thousands):

                                                                  Years Ended
                                                                ----------------
                                                                June 2,  May 28,
                                                                 2000     1999
                                                                -------  -------
   Cost of revenues............................................ $10,443  $9,238
   Sales and marketing.........................................  20,541  16,625
   Research and development....................................   6,125   3,437
   General and administrative..................................  14,550  14,085
   Other (income) expense, net.................................    (632)    218

  After the legal separation from 3Com, which occurred on Feb 26, 2000, Palm began paying 3Com lease agreements and for transitional services required while Palm established its independent infrastructure. Amounts paid to 3Com under transitional service and facilities lease agreements after the separation were recorded in the consolidated financial statements as follows (in thousands):

                                                                  Years Ended
                                                                 --------------
                                                                          June
                                                                 June 1,   2,
                                                                  2001    2000
                                                                 ------- ------
   Cost of revenues............................................. $ 4,203 $2,435
   Sales and marketing..........................................   9,397  3,093
   Research and development.....................................  10,851  2,708
   General and administrative...................................   5,996  3,276

  Palm and 3Com entered into various agreements for the purpose of governing certain of the ongoing relationships between Palm and 3Com at and after the Separation Date and to provide for an orderly transition. These agreements included:

  . key provisions for the creation of Palm as an independent publicly traded company,

  . transitional services while Palm builds its stand-alone infrastructure,

  . matters related to personnel and employee benefits,

  . the transfer of intellectual property,

  . the transfer of various owned and leased properties, and

  . the transfer of other assets and liabilities related to the Palm business.

  A Tax Sharing Agreement allocates 3Com's and Palm's responsibilities for certain tax matters. The agreement requires Palm to pay 3Com for the incremental tax costs of Palm's inclusion in consolidated, combined or unitary tax returns with affiliated corporations. The agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Palm's tax liability for periods during which Palm joined in filing consolidated, combined or unitary tax returns. This agreement also requires Palm to indemnify 3Com for certain additional taxes that would result if an acquisition of a controlling interest in Palm's stock after the distribution causes the distribution not to qualify for tax-free treatment to 3Com

  Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group's federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the group's federal income tax liability for a period during which Palm was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

  Effective as of the Separation Date, subject to specified exceptions, Palm and 3Com each released the other from any liabilities arising from events occurring on or before the Separation Date. In general, Palm and 3Com have indemnified the other from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement. Palm reimbursed 3Com for the cost of insurance coverage from the Separation Date to the Distribution Date.

Note 16. Subsequent events

  On June 25, 2001, Palm obtained a two-year, $150 million asset-backed, borrowing-base credit facility from a group of financial institutions. Available credit is determined based upon a real estate line and eligible accounts receivable and inventory. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including property and equipment and real estate. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. Palm is subject to certain financial covenant requirements under the agreement including restrictions relating to cash dividends.

Quarterly Results of Operations (Unaudited)

  The following tables present Palm's condensed operating results for each of the eight fiscal quarters for the period ended June 1, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Palm's consolidated financial statements and the notes to those statements included in this Form 10-K.

  For periods prior to the Separation Date, the historical financial information may not be indicative of Palm's future performance and does not necessarily reflect what Palm's financial position and results of operations would have been if Palm had been a separate, stand-alone entity during the periods presented.

                                                    Three months ended
                          -------------------------------------------------------------------------
                          June 1,   March 2,  Dec. 1,  Sept. 1, Jun. 2,  Feb. 25, Nov. 26, Aug. 27,
                            2001      2001      2000     2000     2000     2000     1999     1999
                          --------  --------  -------- -------- -------- -------- -------- --------
                                                      (In thousands)
Revenues................  $165,295  $470,849  $522,192 $400,976 $350,245 $272,292 $258,555 $176,505
Gross profit (loss).....  (269,073)  153,183   188,765  153,463  136,983  118,813  110,537   78,181
Net income (loss).......  (392,074)   (1,936)   20,259   17,275   12,437   10,953   12,862    9,658
Net income (loss) per
 share--
 Basic..................     (0.69)     0.00      0.04     0.03     0.02     0.02     0.02     0.02
 Diluted................     (0.69)     0.00      0.04     0.03     0.02     0.02     0.02     0.02
Shares used in computing
 per share amounts--
 Basic..................   566,971   566,463   565,946  565,149  563,402  532,000  532,000  532,000
 Diluted................   566,971   566,463   571,594  568,095  562,956  532,000  532,000  532,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers

  The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Palm's definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 11, 2001 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to our executive officers, see "Executive Officers" at the end of Part I of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

  The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Comparison of Stockholder Return" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "General Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

  The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a) The following documents are filed as part of this Report:

  1. Financial Statements--See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 45 of this Report on Form 10-K.

  2. Financial Statement Schedules--See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 45 of this Report on Form 10-K.

  3. Exhibits--The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

  Exhibit
   Number   Description
  -------   -----------
  2.1(1)    Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
  2.2(2)    General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
  2.3(2)    Master Technology Ownership and License Agreement between 3Com and the registrant.
  2.4(2)    Master Patent Ownership and License Agreement between 3Com and the registrant.
  2.5(2)    Master Trademark Ownership and License Agreement between 3Com and the registrant.
  2.6(2)    Employee Matters Agreement between 3Com and the registrant.
  2.7(2)    Tax Sharing Agreement between 3Com and the registrant.
  2.8(2)    Master Transitional Services Agreement between 3Com and the registrant.
  2.9(2)    Real Estate Matters Agreement between 3Com and the registrant.
  2.10(2)   Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11(2)   Indemnification and Insurance Matters Agreement between 3Com and the registrant.
  2.12(1)   Form of Non-U.S. Plan.
  3.1(1)    Amended and Restated Certificate of Incorporation.
  3.2(7)    Amended Bylaws.
  3.3(5)    Certificate of Designation of Rights, Preferences and Privileges of
            Series A Participating Preferred Stock
  4.1       Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
  4.2(5)    Specimen Stock Certificate.
  4.3(5)    Preferred Stock Rights Agreement between the Registrant and Fleet
            National Bank
 10.1(1)*   1999 Stock Plan.
 10.2(1)*   Form of 1999 Stock Plan Agreements.
 10.3(1)*   1999 Employee Stock Purchase Plan.
 10.4(1)*   Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(3)*   Amended and Restated 1999 Director Option Plan.
 10.6(1)*   Form of 1999 Director Option Plan Agreements.
 10.7(1)*   Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)*   Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
 10.9(1)**  RAM Mobile Data USA Limited Partnership Value Added Reseller
            Agreement between RAM Mobile Data USA Limited Partnership (now
            Cingular Wireless) and the registrant.
 10.10(1)** Supply Agreement between Manufacturers' Services Salt Lake City
            Operations, Inc. and the registrant.
 10.11(1)   Common Stock Purchase Agreement between America Online (now AOL
            Time Warner) and the registrant.
 10.12(1)   Common Stock Purchase Agreement between Motorola and the
            registrant.
 10.13(1)   Common Stock Purchase Agreement Between Nokia and the registrant.
 10.14(1)   Form of Management Retention Agreement.

  Exhibit
  Number   Description
  -------  -----------
 10.15(4)  Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
 10.16(6)  Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as
           supplemented.
 10.17(6)  Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe
           Generale and certain other parties.
 10.18(6)  Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
 10.19(8)+ First Amendment to Supply Agreement between Manufacturers' Services
           Salt Lake City Operations, Inc. and the registrant.
 10.20(9)  Amended and Restated Lease, dated as of May 31, 2001, between Palm,
           Inc. and Societe Generale Financial Corporation, as supplemented.
 10.21(9)  Termination Agreement, dated as of May 31, 2001, between Palm, Inc.,
           Societe Generale Financial Corporation, Societe Generale and certain other parties.
 21.1      Subsidiaries of the Registrant.
 23.1      Consent of Independent Auditors.
 24.1      Power of Attorney (contained on signature page of this report).

--------
(1) --Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2) --Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.
(3) --Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4) --Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.
(5) --Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000
(6) --Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000
(7) --Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on January 12, 2001.
(8) --Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 11, 2001.
(9) --Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 15, 2001.
 *  --Denotes an executive or director compensation plan or arrangement.
**  --Confidential treatment granted on portions of this exhibit.
+ --Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

  (b) Reports on Form 8-K

  The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2001:

  1. On May 24, 2001, Palm filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that on May 17, 2001 (i) Palm and Extended Systems Incorporated entered into a Mutual Termination Agreement and Amendment to Agreement and Plan of Reorganization which terminated the Agreement and Plan of Reorganization between Palm and Extended Systems dated March 6, 2001 pursuant to which Palm was to acquire Extended Systems (the "Merger Agreement"); (ii) Palm issued a press release announcing the termination of the Merger Agreement; and (iii) Palm issued a press release announcing a lower revenue outlook for its fourth quarter of fiscal year 2001 and summarizing actions taken by Palm to address conditions facing its business.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2001

                                          Palm, Inc.

                                                   /s/ Carl J. Yankowski
                                          By: _________________________________
                                                     Carl J. Yankowski
                                                  Chief Executive Officer

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

                 Name                            Title                   Date
                 ----                            -----                   ----

PRINCIPAL EXECUTIVE OFFICER:

      /s/ Carl J. Yankowski            Chief Executive Officer,     August 10, 2001
______________________________________ Director
          Carl J. Yankowski

PRINCIPAL FINANCIAL OFFICER AND PRIN-
CIPAL ACCOUNTING OFFICER:

         /s/ Judy Bruner               Senior Vice President        August 10, 2001
______________________________________ Chief Financial Officer
             Judy Bruner

       /s/ Eric A. Benhamou            Director                     August 10, 2001
______________________________________
           Eric A. Benhamou

      /s/ Gordon A. Campbell           Director                     August 10, 2001
______________________________________
          Gordon A. Campbell

      /s/ Gareth C. C. Chang           Director                     August 10, 2001
______________________________________
          Gareth C. C. Chang

                                       Director                     August 10, 2001
______________________________________
        Jean-Jacques Damlamian


                 Name                            Title                   Date
                 ----                            -----                   ----
                                       Director                     August 10, 2001
______________________________________
            Michael Homer

        /s/ David C. Nagel             Director                     August 10, 2001
______________________________________
            David C. Nagel

       /s/ Susan G. Swenson            Director                     August 10, 2001
______________________________________
           Susan G. Swenson

                                   PALM, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
            Years ended June 1, 2001, June 2, 2000, and May 28, 1999
                                 (In Thousands)

                                               Additions
                                    Balance at charged to            Balance at
                                    beginning  costs and               end of
For the year ended June 1, 2001:    of period   expenses  Deductions   period
--------------------------------    ---------- ---------- ---------- ----------
Allowance for doubtful accounts....  $ 6,810    $  8,728   $   (639)  $14,899
Product return reserve.............   19,042     120,373    (98,279)   41,136
Product warranty...................   30,984      44,545    (34,534)   40,995

                                               Additions
                                    Balance at charged to            Balance at
                                    beginning  costs and               end of
For the year ended June 2, 2000:    of period   expenses  Deductions   period
--------------------------------    ---------- ---------- ---------- ----------
Allowance for doubtful accounts....  $ 3,817    $  4,960   $ (1,967)  $ 6,810
Product return reserve.............   17,543      47,051    (45,552)   19,042
Product warranty...................   11,329      37,761    (18,106)   30,984

                                               Additions
                                    Balance at charged to            Balance at
                                    beginning  costs and               end of
For the year ended May 28, 1999:    of period   expenses  Deductions   period
--------------------------------    ---------- ---------- ---------- ----------
Allowance for doubtful accounts....  $ 4,451    $  4,271   $ (4,905)  $ 3,817
Product return reserve.............    5,652      24,145    (12,254)   17,543
Product warranty...................    4,112      25,949    (18,732)   11,329

                               INDEX TO EXHIBITS

  Exhibit
   Number   Description
  -------   -----------
  2.1(1)    Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
  2.2(2)    General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
  2.3(2)    Master Technology Ownership and License Agreement between 3Com and the registrant.
  2.4(2)    Master Patent Ownership and License Agreement between 3Com and the registrant.
  2.5(2)    Master Trademark Ownership and License Agreement between 3Com and the registrant.
  2.6(2)    Employee Matters Agreement between 3Com and the registrant.
  2.7(2)    Tax Sharing Agreement between 3Com and the registrant.
  2.8(2)    Master Transitional Services Agreement between 3Com and the registrant.
  2.9(2)    Real Estate Matters Agreement between 3Com and the registrant.
  2.10(2)   Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11(2)   Indemnification and Insurance Matters Agreement between 3Com and the registrant.
  2.12(1)   Form of Non-U.S. Plan.
  3.1(1)    Amended and Restated Certificate of Incorporation.
  3.2(7)    Amended Bylaws.
  3.3(5)    Certificate of Designation of Rights, Preferences and Privileges of
            Series A Participating Preferred Stock
  4.1       Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
  4.2(5)    Specimen Stock Certificate.
  4.3(5)    Preferred Stock Rights Agreement between the Registrant and Fleet
            National Bank
 10.1(1)*   1999 Stock Plan.
 10.2(1)*   Form of 1999 Stock Plan Agreements.
 10.3(1)*   1999 Employee Stock Purchase Plan.
 10.4(1)*   Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(3)*   Amended and Restated 1999 Director Option Plan.
 10.6(1)*   Form of 1999 Director Option Plan Agreements.
 10.7(1)*   Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)*   Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
 10.9(1)**  RAM Mobile Data USA Limited Partnership Value Added Reseller
            Agreement between RAM Mobile Data USA Limited Partnership (now
            Cingular Wireless) and the registrant.
 10.10(1)** Supply Agreement between Manufacturers' Services Salt Lake City
            Operations, Inc. and the registrant.
 10.11(1)   Common Stock Purchase Agreement between America Online (now AOL
            Time Warner) and the registrant.
 10.12(1)   Common Stock Purchase Agreement between Motorola and the
            registrant.
 10.13(1)   Common Stock Purchase Agreement Between Nokia and the registrant.
 10.14(1)   Form of Management Retention Agreement.
 10.15(4)   Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
 10.16(6)   Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as
            supplemented.
 10.17(6)   Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe
            Generale and certain other parties.
 10.18(6)   Guaranty dated as of November 16, 2000 by and between the
            registrant and Societe Generale, New York Branch.
 10.19(8)+  First Amendment to Supply Agreement between Manufacturers' Services
            Salt Lake City Operations, Inc. and the registrant.

 Exhibit
  Number  Description
 -------  -----------
 10.20(9) Amended and Restated Lease, dated as of May 31, 2001, between Palm,
          Inc. and Societe Generale Financial Corporation, as supplemented.
 10.21(9) Termination Agreement, dated as of May 31, 2001, between Palm, Inc.,
          Societe Generale Financial Corporation, Societe Generale and certain other parties.
 21.1     Subsidiaries of the Registrant.
 23.1     Consent of Independent Auditors.
 24.1     Power of Attorney (contained on signature page of this report).

--------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.
(3) Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.
(5) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000
(6) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000
(7) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on January 12, 2001.
(8) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 11, 2001.
(9) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 15, 2001.
*  Denotes an executive or director compensation plan or arrangement.
**  Confidential treatment granted on portions of this exhibit.
+ Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.