Form 10-Q
period 2001-08-31
PALM INC
filed 2001-10-15
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-29597
____________

Palm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5470 Great America Parkway Santa Clara, California	95052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 878-9000

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

Yes	☒	No	☐

As of October 1, 2001, 568,004,271 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 47 pages of which this page is number 1.

Palm, Inc.

Palm OS is a registered trademark, and MyPalm and Palm are trademarks of Palm, Inc. or its subsidiaries.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

Palm, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	August 31, 2001	September 1, 2000

Revenues	$214,317	$400,976

Costs and operating expenses:
Cost of revenues	155,360	246,826
Cost of revenues-charge/ (reduction) for excess
inventory and related costs	(14,300)	–
Sales and marketing	65,547	76,001
Research and development	41,206	30,320
General and administrative	12,143	20,491
Amortization of goodwill and intangible assets (*)	2,910	5,922
Purchased in-process technology	–	853
Separation costs	376	1,815
Restructuring charges	1,761	–

Total costs and operating expenses	265,003	382,228

Operating income (loss)	(50,686)	18,748
Interest and other income, net	2,994	13,244

Income (loss) before income taxes	(47,692)	31,992
Income tax provision (benefit)	(15,261)	14,717

Net income (loss)	$(32,431)	$17,275

Net income (loss) per share:
Basic	$(0.06)	$0.03
Diluted	$(0.06)	$0.03
Shares used in computing net income (loss) per share amounts:
Basic	567,215	565,149
Diluted	567,215	568,095

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$1,379	$687
Sales and marketing	11	160
Research and development	1,520	5,075

Total amortization of goodwill and intangible assets	$2,910	$5,922

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	August 31, 2001	June 1, 2001

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$321,233	$513,769
Accounts receivable, net of allowance for doubtful
accounts of $10,708 and $14,899, respectively	48,724	115,342
Inventories	115,409	107,813
Deferred income taxes	132,349	154,362
Prepaids and other	12,729	12,867

Total current assets	630,444	904,153

Property and equipment, net	230,803	223,422
Goodwill, net	44,400	43,169
Intangible assets, net	13,816	18,218
Deferred income taxes	131,361	90,656
Other assets	17,280	17,633

Total assets	$1,068,104	$1,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$110,542	$238,235
Accrued restructuring	26,044	32,399
Other accrued liabilities	218,007	282,851

Total current liabilities	354,593	553,485

Non-current liabilities:
Deferred revenue and other	10,307	9,614

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares
authorized; none outstanding	–	–
Common stock, $.001 par value, 2,000,000 shares
authorized; outstanding: August 31, 2001,
567,245; June 1, 2001, 567,215	567	567
Additional paid-in capital	1,091,595	1,092,329
Unamortized deferred stock-based compensation	(12,742)	(14,929)
Accumulated deficit	(376,470)	(344,039)
Accumulated other comprehensive income	254	224

Total stockholders’ equity	703,204	734,152

Total liabilities and stockholders’ equity	$1,068,104	$1,297,251

See notes to condensed consolidated financial statements

Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
Unaudited)

	Three Months Ended
	August 31,	September 1,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(32,431)	$17,275
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	9,807	7,893
Amortization of deferred stock-based compensation	1,690	1,548
Deferred income taxes	(18,431)	(8,526)
Purchased in-process technology	–	853
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	66,618	(98,817)
Inventories	(7,596)	(7,609)
Prepaids and other	135	(21,532)
Accounts payable	(127,786)	45,718
Tax benefit from employee stock options	11	1,695
Accrued restructuring	(6,355)	–
Other accrued liabilities	(66,587)	6,365

Net cash used in operating activities	(180,925)	(55,137)

Cash flows from investing activities:
Purchase of property and equipment	(11,429)	(12,084)
Acquisition of businesses, net of cash acquired	–	(67,023)
Purchases of short-term investments	–	(224,417)
Other, net	–	(2,180)

Net cash used in investing activities	(11,429)	(305,704)

Cash flows from financing activities:
Proceeds from issuance of common stock	11	3,178
Repurchase of restricted stock grants	(259)	–
Repayment of debt from businesses acquired	–	(1,295)
Other, net	66	3

Net cash provided by (used in) financing activities	(182)	1,886

Change in cash and cash equivalents	(192,536)	(358,955)
Cash and cash equivalents, beginning of period	513,769	1,062,128

Cash and cash equivalents, end of period	$321,233	$703,173

Other cash flow information:
Cash refund for income taxes	$18,669	$–

Cash paid for interest	$(7)	$(17)

Non-cash investing and financing activities are as follows:
Fair value of stock options assumed in
business combination	$–	$4,672

Unrealized gain/(loss) on investments	$(36)	$122

Purchase of property and equipment through a capital lease	$(2,436)	$–

See notes to condensed consolidated financial statements.

Palm, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Basis of Presentation

The condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” “us,” “we,” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 31, 2001, and its results of operations and cash flows for the three months ended August 31, 2001 and September 1, 2000. Certain prior year balances have been reclassified to conform to the current year presentation.

On September 13, 1999, 3Com announced its plan to create an independent publicly-traded company, Palm, Inc., comprised of 3Com’s handheld computing business. Palm’s legal separation from 3Com occurred on February 26, 2000, at which time Palm began to operate independently from 3Com. Palm completed its initial public offering in March 2000. Palm began incurring separation costs in the second quarter of fiscal year 2000, which were costs associated with the process of becoming a stand-alone company, including consulting and professional fees. Palm believes that separation costs related to the separation from 3Com are now completed.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2002 and 2001 both contain 52 weeks. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

2.      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded in Palm’s financial statements are affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will be tested at least annually for impairment. Palm elected early adoption of SFAS No. 142 in the first quarter of fiscal year 2002. As defined by SFAS No. 142, Palm identified two reporting units which constitute components of Palm’s business. Upon completion of the transitional impairment test, the fair value for each of the Company’s reporting units exceeded the reporting unit’s carrying amount and no impairment was indicated. (See Note 7 to the condensed consolidated financial statements.)

3.   Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	August 31, 2001	September 1, 2000

Net income (loss)	$(32,431)	$17,275
Other comprehensive income:
Unrealized gain (loss) on investments	(36)	122
Change in accumulated translation adjustments	66	3

Total comprehensive income (loss)	$(32,401)	$17,400

4.   Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three months ended August 31, 2001, stock options and warrants outstanding would have been anti-dilutive. The dilutive effect of stock options outstanding for the three months ended September 1, 2000 was approximately 2,946,000 shares.

5.   Inventories

Inventories consist of the following (in thousands):

	August 31, 2001	June 1, 2001

Finished goods	$101,357	$104,676
Work-in-process	14,052	3,137

	$115,409	$107,813

6.     Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	August 31, 2001	June 1, 2001

Land held for sale	$160,000	$160,000
Other property and equipment	98,856	84,991

Total	258,856	244,991
Accumulated depreciation and amortization	(28,053)	(21,569)

	$230,803	$223,422

The land held for sale is approximately 39 acres, located in San Jose, California upon which Palm had previously planned to build its new corporate headquarters. Palm has engaged a broker, listed the land for sale and plans to sell the land. Palm does not currently anticipate that this sale will occur within the next 12 months.

In the fourth quarter of fiscal year 2001, Palm incurred an impairment charge of $59 million related to the land as a result of the termination of a seven-year master lease agreement that had been entered into during the second quarter of fiscal year 2001. The agreement related to Palm’s future headquarters facility to be constructed in San Jose, California. At the initiation of the agreement, the lessor acquired the land for the future headquarters. Under the terms of the lease agreement, Palm was required to place on deposit investment securities as collateral over the term of the lease agreement.

Due to the uncertain economic environment and changes to its business, in the fourth quarter of fiscal year 2001, Palm decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement Palm was required to exercise its option to purchase the land for the full initial purchase price. In addition, Palm decided to put the land up for sale rather than hold the land for future use.

Recognizing that there had been a precipitous decline in the market value of land in the Silicon Valley area due to the downturn in the economy, Palm engaged a third party appraiser to provide an appraisal to estimate the “as is” market value of the land as of Palm’s acquisition date of May 31, 2001. The impairment charge recorded in the fourth quarter of fiscal year 2001 was the difference in the value of the land at that date and the value of the land at the initiation of the lease agreement.

7.      Restructuring Charges

Restructuring charges relate to the implementation of a series of cost reduction actions announced in the fourth quarter of fiscal year 2001 to minimize the impact of the economic slowdown. The restructuring charges consist of carrying and development costs related to the land on which Palm had previously planned to build its new corporate headquarters, excess real estate facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction across all geographic regions and discontinued project costs. Palm estimates that the workforce reductions will affect approximately 300 regular employees.

During the first quarter of fiscal year 2002, Palm recorded a charge of $1.8 million due to changes in the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001. As of August 31, 2001, approximately 240 regular employees have been terminated pursuant to these cost reduction actions.

Palm expects to complete substantially all of these cost reduction actions during fiscal year 2002. There can be no assurance that the current estimated costs of these business restructuring activities will not change.

As of August 31, 2001, the balance of accrued restructuring charges originally recorded in the fourth quarter of fiscal year 2001 consist of the following (in thousands):

	Land carrying and development costs	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total

Restructuring expenses	$20,400	$19,391	$15,129	$5,968	$60,888
Cash payments	(19,143)	(1,861)	(4,145)	(3,340)	(28,489)

Balances, June 1, 2001	1,257	17,530	10,984	2,628	32,399
Restructuring expenses	1,186	2,175	(1,600)	–	1,761
Cash payments	(1,307)	(1,143)	(3,872)	(922)	(7,244)
Write-offs	–	(356)	(25)	(491)	(872)

Balances, August 31, 2001	$1,136	$18,206	$5,487	$1,215	$26,044

8.      Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Palm elected early adoption of SFAS No. 142. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of Palm’s business. As of June 2, 2001, the fair value of Palm’s reporting units were assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of the Company’s reporting units exceeded the reporting unit’s carrying amount and no impairment was indicated.

Intangible assets consist of the following (in thousands):

		August 31, 2001			June 1, 2001
	Amortization	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Core Technology	24-48 months	$14,049	$(5,815)	$8,234	$14,049	$(4,495)	$9,554
Non-Compete Covenants	6-24 months	11,979	(6,999)	4,980	11,979	(5,468)	6,511
Acquired Workforce	24-36 months	–	–	–	2,601	(1,109)	1,492
Other	36 months	710	(108)	602	710	(49)	661

Total		$26,738	$(12,922)	$13,816	$29,339	$(11,121)	$18,218

In accordance with SFAS No. 142, all of Palm’s intangible assets are subject to amortization except for acquired workforce which has been recorded as goodwill as of June 2, 2001.

The aggregate amortization expense was $2,910 and $5,922 for the three months ended August 31, 2001 and September 1, 2000, respectively. Estimated annual amortization expense is as follows (in thousands):

Fiscal Year
2002	$11,513
2003	4,777
2004	436

Total	$16,726

Had the provisions of SFAS No. 142 been applied for the three months ended September 1, 2000, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	August 31, 2001	September 1, 2000

Net income (loss), as reported	$(32,431)	$17,275
Add back amortization:
Goodwill	–	4,045
Acquired workforce	–	303
Related income tax effect	–	181

Adjusted net income (loss)	$(32,431)	$21,804

Net income (loss) per share:
Basic net income (loss) per share,
as reported	$(0.06)	$0.03
Add back amortization of goodwill and
acquired workforce, and related
income tax effect	–	0.01

Adjusted basic net income (loss) per share	$(0.06)	$ 0.04

Diluted net income (loss) per share,
as reported	$(0.06)	$ 0.03
Add back amortization of goodwill and
acquired workforce, and related
income tax effect	–	0.01

Adjusted diluted net income (loss) per share	$(0.06)	$0.04

9.       Business Combinations

During the first quarter of fiscal year 2002, Palm announced its plan to purchase specified assets of Be Incorporated (“Be”) including substantially all of Be's intellectual propeerty and other technoloy assets for approximately $11 million in common stock at the closing date. Be is a provide of software solutions designed specifically for Internet appliances and digital media. The transaction will be accounted for as a purchase under SFAS No. 141, Business Combinations.

10.     Litigation

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations.

Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could adversely affect Palm’s business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants’ motion for summary judgment of non-infringement and dismissed the case. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. On October 5, 2001, the Court of Appeals issued a decision, affirming the lower court’s decision. In part, but also reversing the lower court’s entry of summary judgment. The Court of Appeals also remanded the case for further proceedings consistent with its opinion.

On July 22, 1999, Palm filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti’s “Royal daVinci” handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. Palm obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink’s “NEXUS OS” source code, which Palm maintains infringes its copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti’s state court complaint under California’s anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm’s and 3Com’s motion. Olivetti has appealed from the order granting the motion to strike. Olivetti’s identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti’s appeal of the state court ruling dismissing Olivetti’s claims.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. The U.S. District Court has scheduled a Markman hearing for October 26, 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit, captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleges that Palm’s directors breached fiduciary duties by not having Palm’s public shareholders approve Palm’s director stock option plan. The director plan was approved prior to Palm’s March 2000 initial public offering by 3Com Corporation, Palm’s sole shareholder at the time. The complaint alleges that Palm was required to seek approval for the plan by shareholders after the initial public offering. Plaintiff has not specified the amount of damages he may seek. The case is in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The parties have engaged in discovery. The Court has tentatively scheduled trial to begin on July 29, 2002.

Starting on June 20, 2001, Palm and several of its officers were named as defendants in purported securities class action lawsuits filed in United States District Court, Southern District of New York. The first of these lawsuits is captioned Weiner v. Palm, Inc., et al., No. 01 CV 5613. The complaints assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and two or three of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Palm’s initial public offering. Neither Palm nor its officers have responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An Amended Complaint was filed and served on Palm on August 15, 2001. The Amended Complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. Plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Palm’s answer was filed on October 1, 2001. No trial date has been set.

In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, Olivetti, and Connelly litigation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Palm’s intentions and expectations regarding its land in San Jose, California; Palm’s intentions and expectations regarding restructuring charges, workforce reductions, cost reduction actions, its cost reduction and restructuring program and its expenses; Palm’s expectations regarding amortization expenses; Palm’s intentions and expectations regarding the purchase of assets of Be Incorporated and Be’s sale of Palm’s common stock; Palm’s beliefs, intentions and expectations regarding litigation matters and legal proceedings and its defenses to such matters; Palm’s intentions and expectations regarding the Platform Solutions Group and the formation of an internal subsidiary; Palm’s intentions and expectations regarding segment reporting; Palm’s beliefs and expectations regarding revenues and international revenues; Palm’s beliefs and expectations regarding pro forma measures; Palm’s beliefs and expectations about economic conditions, the impact of terrorist attacks and other world events and the demand for Palm’s products and services; Palm’s beliefs regarding separation costs relating to its separation from 3Com Corporation; Palm’s beliefs and expectations regarding its existing cash and cash equivalents, its credit facility and its cash requirements; Palm’s intentions, beliefs and expectations regarding its products and services and its introduction of new products and services; Palm’s expectations regarding its revenue mix, profit margins and operating results; Palm’s beliefs and expectations regarding competition, its competitors and its ability to compete; Palm’s beliefs regarding the near term success of its business and the sale of its handheld device products and licensing of its Palm platform; Palm’s beliefs and expectations regarding undetected errors and defects; Palm’s expectations regarding the licensing of third party software, entering joint development arrangements and third party developers; Palm’s intentions and expectations regarding its financial and managerial controls, reporting systems and procedures and other systems and processes; Palm’s intentions and expectations regarding wireless services; Palm’s intentions and expectations regarding its security plan; Palm’s intentions and expectations regarding acquisitions; Palm’s beliefs about provisions in its charter documents and Delaware law and its adoption of a stockholder rights plan; and Palm’s intentions and expectations regarding interest rate risk, its investment activities, the use of derivative financial instruments and foreign currency exchange rate risk. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Until 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of August 31, 2001, we have sold over 14.4 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm OS platform and developed our wireless Internet access service to support wireless-enabled handheld devices. Our revenues increased from approximately $1 million in fiscal year 1995 to approximately $1.6 billion in fiscal year 2001.

During the first quarter of fiscal year 2002, we announced a plan to form an internal subsidiary to contain the Palm OS organization, known as the Platform Solutions Group, by the end of the calendar year 2001, which will more distinctly identify it from the Palm branded device and services organization, known as Palm’s Solutions Group. This formation will foster the independence of both of the organizations, and is intended to allow us to bring greater clarity of mission and to better serve our licensees. As we complete the internal separation process by the end of this calendar year, we will begin to provide segment reporting information, and the Platform Solutions Group licensing revenues will include revenues from external licensees as well as from our Solutions Group.

Most of our revenues are derived from the sales of our handheld devices and related peripherals and accessories. In addition, we derive revenues from licensing our Palm platform and from subscriptions to our wireless access service.

In the fourth quarter of fiscal year 2001, we experienced a confluence of factors that led to a significant decline in our fourth quarter revenues from the previous quarter, and a net loss for the fourth quarter and for fiscal year 2001. In response to these events, we initiated a series of restructuring actions to work through this challenging period as effectively and as quickly as possible. As a result, we recorded a restructuring charge in the fourth quarter of fiscal year 2001 related to these actions. Also, in the fourth quarter of fiscal year 2001, we recorded a charge for excess inventory and inventory commitments that we did not believe we could sell during fiscal year 2002. In the first quarter of fiscal year 2002, we recorded an additional $1.8 million restructuring charge due to changes in the costs of our restructuring activities. In addition, our cost of revenues was positively impacted by $14.3 million primarily because we were able to sell more of the inventory that had been previously written down than we had originally anticipated.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm’s condensed consolidated statements of operations:

	Three months ended
	August 31, 2001	September 1, 2000

Revenues	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	72.5	61.5
Cost of revenues-charge/ (reduction) for excess inventory and related costs	(6.7)	–
Sales and marketing	30.6	19.0
Research and development	19.2	7.6
General and administrative	5.7	5.1
Amortization of goodwill and intangible assets (*)	1.4	1.5
Purchased in-process technology	–	0.2
Separation costs	0.2	0.4
Restructuring charges	0.8	–

Total costs and operating expenses	123.7	95.3

Operating income (loss)	(23.7)	4.7
Interest and other income, net	1.4	3.3

Income (loss) before income taxes	(22.3)	8.0
Income tax provision (benefit)	(7.2)	3.7

Net income (loss)	(15.1)%	4.3%

Effective tax rate	32.0%	46.0%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	0.7%	0.2%
Sales and marketing	–	–
Research and development	0.7	1.3

Total amortization of goodwill and intangible assets	1.4%	1.5%

We calculate the following pro forma measures by excluding the effect of the charge/ (reduction) for excess inventory and related costs, amortization of goodwill and intangible assets, purchased in-process technology, separation costs and restructuring charges. This calculation is not in conformity with generally accepted accounting principles and may not be comparable to the methodology used by other companies in calculating pro forma results. We believe that pro forma measures provide additional information useful in analyzing underlying business results. However, investors are cautioned not to place undue reliance on the pro forma measures. Investors should use the pro forma measures in conjunction with the condensed consolidated statement of operations when making decisions.

Excluding the effect of the charge/ (reduction) for excess inventory and related costs, amortization of goodwill and intangible assets, purchased in-process technology, separation costs and restructuring charges:

Pro forma total costs and operating expenses	128.0%	93.2%
Pro forma operating income (loss)	(28.0)%	6.8%
Pro forma effective tax rate	32.0%	40.0%

Revenues

Revenues for the first quarter of fiscal year 2002 were $214.3 million, a decrease of $186.7 million or 47% from revenues for the same quarter of fiscal year 2001. The decline in revenues was primarily driven by a decrease in unit shipments, a decrease in accessories sales and a decrease in the blended average selling price of Palm devices. The decrease in the average selling price was largely attributable to a higher mix of entry level products as well as a reduction in the market prices for handheld computers. International revenues for the first quarter of fiscal year 2002 were 35% of revenues compared with 31% of revenues in the same period of fiscal year 2001.

Cost of Revenues

Cost of revenues including the applicable portion of amortization of goodwill and intangible assets, was $142.4 million for the first quarter of fiscal year 2002. Cost of revenues as a percentage of revenues was 66.5% for the first quarter of fiscal year 2002 compared to 61.7% over the corresponding period in fiscal year 2001. The increase in the cost of revenues as a percentage of revenues was due primarily to a reduction in average selling prices. In addition, our cost of revenues in the first quarter of fiscal year 2002 were positively impacted by $14.3 million (6.7 % of revenues) primarily because we were able to sell more of the inventory which had been previously written down than we had originally anticipated.

Sales and Marketing

Sales and marketing expenses were $65.5 million for the first quarter of fiscal year 2002, decreasing by 14% compared to the same period in fiscal year 2001. Sales and marketing expenses increased as a percentage of revenues from 19.0% for the first three months of fiscal year 2001 to 30.6% in the same period of fiscal year 2002 primarily due to decreased revenues in the first quarter of fiscal year 2002. The decrease in absolute dollars was due to a decline in the number of marketing promotional events, decreased advertising and collateral spending.

Research and Development

Research and development expenses were $41.2 million for the first quarter of fiscal year 2002, increasing by 36% as compared to the same period in fiscal year 2001. Research and development expenses increased as a percentage of revenues from 7.6% for the first three months of fiscal year 2001 to 19.2% in the same period of fiscal year 2002. The increases in absolute dollars reflect research and development efforts in all engineering areas of the Company. Personnel and related expenses increased on a year-over-year basis due to the need to support an increasing number of new product introductions and as a result of the various acquisitions during the preceding twelve months.

General and Administrative

General and administrative expenses were $12.1 million for the first quarter of fiscal year 2002, decreasing by 41% as compared to the same period in fiscal year 2001. General and administrative expenses as a percentage of revenues increased from 5.1% for the first three months of fiscal year 2001 to 5.7% in the same period of fiscal year 2002. The decrease in absolute dollars in fiscal year 2002 compared to the corresponding prior year three-month period was primarily due to a reduction in the allowance for bad debts due to a decrease in outstanding accounts receivable balance and a decrease in personnel and related expenses.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $2.9 million for the first quarter of fiscal year 2002, compared to $5.9 million for the corresponding period in fiscal year 2001. The decrease was the result of the implementation of SFAS No. 142, resulting in goodwill no longer being amortized.

Purchased In-Process Technology

The purchase price of AnyDay.com, Inc. (“AnyDay”) included $0.9 million of purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and, accordingly, was expensed during the first quarter of fiscal year 2001.

Separation Costs

Separation costs, relating to our separation from 3Com, were $0.4 million for the first quarter of fiscal year 2002, compared to $1.8 million for the corresponding periods in fiscal year 2001. Separation costs, which consist of one-time costs associated with the process of separating Palm’s infrastructure from 3Com, decreased compared to the first three months of fiscal year 2001 due to the wind down of separation activities. We believe that separation costs related to the separation from 3Com are now completed.

Restructuring Charges

Restructuring charges relate to the implementation of a series of cost reduction actions announced in the fourth quarter of fiscal year 2001 to minimize the impact of the economic slowdown. The restructuring charges consist of carrying and development costs related to the land on which we had previously planned to build our new corporate headquarters, excess real estate facilities costs related to lease commitments for space no longer intended for use, workforce reduction and discontinued project costs. When the restructuring program is fully implemented, we expect pre-tax savings in operating expenses will approximate $60 million per year. As a result of the execution of the cost reduction actions, we have realized cost-savings in overall operating expenses from the fourth quarter of fiscal year 2001. We currently estimate that the workforce reductions will affect approximately 300 regular employees.

During the first quarter of fiscal year 2002, we recorded a charge of $1.8 million due to changes in the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001.

We expect to complete substantially all of these cost reduction actions during fiscal year 2002. There can be no assurance that the current estimated costs of these business restructuring activities will not change.

Interest and Other Income, Net

Interest and other income, net was $3.0 million for the first quarter of fiscal year 2002, compared to $13.2 million for the same period in fiscal year 2001. Interest and other income consist of interest income on our cash balances offset by expenses related to financing and certain banking fees. The decline in interest and other income was the direct result of lower cash balances, reduced interest rates on investments, and the amortization of expenses related to the line of credit that we obtained in the first quarter of fiscal year 2002.

Income Tax Provision

The effective tax rate for the first three months of fiscal year 2002 was 32.0%, down from 46.0% for the first three months of fiscal year 2001, primarily due to our net operating loss incurred for the first three months of fiscal year 2002.

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 2001 were $321.2 million, compared to $513.8 million at June 1, 2001. The decrease of $192.5 million for the three months ended August 31, 2001 was primarily attributable to cash used in operating activities of $180.9 million, consisting of the net loss of $32.4 million, a $127.8 million decrease in accounts payable, a $66.6 million decrease in accrued liabilities, and an increase of $18.4 million in deferred tax assets, which were offset by a $66.6 million decrease in accounts receivable. Cash used by investing activities of $11.4 million consisted of cash proceeds used to purchase property and equipment.

In June 2001, we obtained a two-year asset-backed, borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including property and equipment and real estate. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements under the agreement including restrictions relating to cash dividends. As of August 31, 2001, we had no outstanding borrowings under this credit facility.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if inventory, accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market to successfully compete. For example, in the fourth quarter of fiscal year 2001, we introduced our m500 and m505 handheld device products that feature a Secure Digital expansion slot. The production release for these products was delayed and production volumes ramped later than we had originally expected, which negatively impacted our fourth quarter revenues and operating results. We cannot assure you that we will be able to introduce other products on a timely or cost-effective basis or that customer demand for the m500 series or other products will meet our expectations. In addition, Microsoft has announced that it will release later in calendar year 2001 Windows XP, a new version of its operating system for desktop and laptop computers, and Apple has recently released a new version of its Mac OS desktop and laptop operating system. Demand for our products could be adversely affected if we do not timely release new versions of our products that interoperate with these new operating systems, and additional development and technical support resources could be required to fix any incompatibilities which arise, which could adversely affect our results of operations.

Because the sales and marketing life cycle of our handheld solutions is generally 12 to 18 months or less, we must:

•	continue to develop updates to our Palm platform, new handheld devices and new wireless services, or our existing products and services will quickly become obsolete;

•	manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	manage the timing of new product introductions to meet seasonal market demands;

•	manage the levels of inventories to minimize inventory write-offs; and

•	adjust the prices of our products and services over the course of their life cycles in order to increase or maintain customer demand for these products and services.

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

• If we do not correctly anticipate declines in demand, our future results of operations, liquidity and capital resources may be impacted. For instance, in the fourth quarter of fiscal year 2001, we experienced a sudden and unanticipated significant decrease in demand for our products. As a result, we incurred a charge to cost of revenues of $268.9 in the fourth quarter of fiscal year 2001 related to excess inventory and related costs, including $124.7 for non-cancelable component commitments which will impact cash flow in fiscal year 2002. In addition, due to this decrease in demand for our products, we experienced reduced revenues, an operating loss and negative cash flow from operations in the first quarter of fiscal year 2002. We initiated cost reduction actions in the fourth quarter of fiscal year 2001. These actions reduced our cost structure for fiscal year 2002. However, if the decrease in demand continues or worsens, we will continue to experience decreased revenues and will experience operating losses and negative cash flow from operations until such time as we are able to realize the benefit of additional reductions in our operating cost structure or until demand recovers.

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

• Fluctuations in Operating Expenses. We have embarked on a cost reduction and restructuring program which we expect will lower overall expenses. The cost reduction and restructuring program includes actions taken or announced in the fourth quarter of fiscal year 2001 to reduce our workforce of both employees and contractors, actions taken to consolidate or reduce facilities, and cancellation of certain projects. We are also evaluating and taking other actions to reduce costs. To the extent that we are not able to achieve the planned expense reductions, our operating results and ability to operate the business could be adversely impacted. It is possible that additional changes in the economy, in competition, or in our business may necessitate additional restructuring activities and expenses in the future that may affect our operating results and our business could be adversely impacted.

•      Economic Conditions. Demand for Palm’s products and services by consumers, individual business users as well as by enterprise customers is effected by economic conditions. For example, in the fourth quarter of fiscal year 2001, Palm’s business was impacted globally by an economic slowdown. In the current economic environment, demand is difficult to predict and revenue could fluctuate significantly from our forecasts. The terrorist attacks in the United States that occurred in September 2001 add further uncertainty to worldwide economic forecasts, including both end-user and enterprise demand.

• Revenue Mix and Pricing. Our profit margins differ among the handheld device, Palm platform licensing and wireless services parts of our business. In addition, the product mix and sales prices of our device products affect profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter depend in part on the timing of new product introductions and the relative demand for different products in our product offerings. For example, in the fourth quarter of fiscal year 2001, we offered price protection to our resellers in connection with our reduction in the price of certain products, such as the Palm Vx and the Palm VIIx devices, as well as other pricing and promotion programs, which resulted in lower gross margins. We cannot anticipate with certainty when we will need to take actions such as these and our profit margins will fluctuate from quarter to quarter depending on the timing of such pricing and promotion actions. In addition, as our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate.

• New Product Introductions and Transitions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. For example, we believe our sales were negatively impacted by the delay of the volume availability of the m500 and m505 devices because potential purchasers postponed buying certain other products in anticipation of this availability. In addition, we cannot predict the timing of new product and service introductions from our competitors or the level of market acceptance they will achieve. As a result, if a competitor introduces a product, users may delay purchasing our products while they wait for the release of our competitor’s product or purchase our competitor’s product instead of ours, which would cause our quarterly operating results to fluctuate unexpectedly.

• Quarterly Linearity of Revenues. In each of the four quarters of fiscal year 2001, we shipped a significant and increasing percentage of our quarterly revenues in the latter weeks of the third month of each quarter due primarily to issues related to component availability and manufacturing ramps. Shipping a high percentage of our quarterly revenues near the end of the quarter subjects us to risks such as unexpected disruptions in component availability, manufacturing, order management, information systems and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected. In addition, shipping a significant portion of the quarterly revenues near the end of the quarter could also cause our channel customers to delay placing new orders until later in the following quarter when they have reduced their inventory levels. This makes projecting quarterly results difficult.

• Use of Purchase Orders with Customers. We rely on one-time purchase orders rather than long-term purchase contracts with our customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

• Product Introductions by Our Licensees. We derive licensing revenue from the sale of products by our licensees. Because we cannot predict with certainty the timing of new product introductions by our licensees or the level of market acceptance such products will achieve, it is difficult to predict the level of licensing revenue in a particular quarter. If one of our licensees fails to introduce a new product on its anticipated schedule or at all, our quarterly operating results could suffer. In addition, increased demand for our licensees’ products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

We rely on third party manufacturers and distributors to manufacture and distribute our handheld devices, and our reputation and results of operations could be adversely affected by our inability to control their operations.

We outsource all of our manufacturing to Flextronics and Manufacturers’ Services Limited (“MSL”). We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations would suffer. For example, in the second quarter of fiscal year 2001, one of our third party manufacturers failed to order certain components on a timely basis, which resulted in delayed shipments and contributed to unfavorable linearity of shipments in the quarter, and may have limited our ability to further increase revenues from the prior quarters.

We depend on Flextronics to manufacture most of our device products at its facilities in Mexico and Hungary, and the rest of our device products are manufactured by MSL at its Utah facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks:

• unexpected increases in manufacturing costs;
• less ability to rapidly adjust build plans in response to changing demand forecasts;
• interruptions in shipments if one of our manufacturers is unable to complete production;
• less ability to control quality of finished device products;
• less ability to control delivery schedules;
• unpredictability of manufacturing yield;
• potential lack of adequate capacity; and
• potential inability to control component availability and purchase commitments.

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

Disruption in air transportation as a result of the terrorist attacks in the United States in September 2001 and further enhanced security measures in response to the attacks may cause some increase in our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions continue or increase, our results of operations could be adversely impacted.

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology, and our production would be seriously harmed if these suppliers are not able to meet our demand on a cost effective basis and alternative sources are not available.

Our products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products. During the first three quarters of fiscal year 2001, we experienced shortages of some key components, including liquid crystal displays and related components, flash memory chips and dynamic random access memory (“DRAM”) chips.

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

Most of our revenues depend on the commercial success of our Palm handheld devices, which comprise the primary product line that we currently offer. Expansion of the Palm platform licensing and wireless services parts of our business have generated a small percentage of our revenues. If revenues from our device business fail to meet expectations, our other business activities will likely not be able to compensate for this shortfall. For the first quarter of fiscal year 2002, revenues from sales of devices and accessories constituted approximately 92% of our revenues.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenues from these customers could harm our results of operations.

A significant portion of our revenues comes from only a small number of customers. For example, in the first quarter of fiscal year 2002, Ingram Micro represented approximately 10.6% and Tech Data represented approximately 8.7% of our revenues. We expect that a significant portion of our revenues will continue to depend on sales of our handheld devices to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

We rely on distributors, retailers, and resellers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

Our distributors, retailers and resellers sell products offered by our competitors. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs, those distributors, retailers and resellers may de-emphasize or decline to carry our products or carry our competitors’ products instead. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, retailers and resellers. Further, distributors, retailers and resellers may not recommend, or continue to recommend, our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

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

We compete in the handheld device, operating system software and wireless services markets. The markets for these products and services are highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Palm to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. For example, several of these competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products. These competitors also may have longer and closer relationships with the senior management of enterprise customers who decide what products and technologies will be deployed in their enterprises. Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, financial condition and results of operations.

•      Our handheld computing device products compete with a variety of smart handheld devices, including keyboard based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Psion, Research in Motion Limited (“RIM”), and AOL Time Warner (which resells RIM devices), Sharp and Palm platform licensees such as HandEra (formerly TRG), Handspring, Kyocera, Samsung and Sony. In addition, companies such as Matsushita, NEC and Toshiba as well as several smaller companies in Asia and Europe have announced handheld devices they intend to sell.

• Our Palm platform competes primarily with operating systems such as Microsoft’s Windows CE for sub-PCcomputers, Microsoft’s Pocket PC, Symbian’s EPOC for wireless devices, proprietary operating systems from companies such as Sharp Electronics, and more recently operating systems based on Linux. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect not to use the Palm platform and instead use an alternative operating system, in which case we may not be able to increase our revenues from licensing the Palm platform or expand the proliferation of the Palm economy. For example, Palm and Nokia have jointly decided to discontinue the development of a previously planned product.

• Our wireless services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless access, information appliances that provide wireless connectivity and other traditional and developing methods. Competitors to our wireless services include Go America, OmniSky, RIM and potentially other device manufacturers such as Sony who offer Internet services. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner and Earthlink, to local phone companies and telecommunications carriers. Wireless email that can synchronize with corporate mail servers is an important offering to many enterprise customers. RIM currently has such an email offering, and while we are developing such an offering, we cannot be certain that our development efforts in this area will be successful or that any product offering we did develop would compete favorably in the market.

We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, Microsoft recently introduced a new version of its Pocket PC operating system. We believe that Microsoft is investing aggressively to assist its licensees in marketing handheld computers based on Microsoft’s handheld operating systems. Moreover, Microsoft has announced its .Net and Hailstorm Internet initiatives. If the products and services proposed in these initiatives and similar initiatives announced by other companies are successful in the market, the demand for products based on our technologies could decrease. Software layer technologies such as Java and Microsoft’s .Net Compact Framework might reduce our ability to attract software developers and differentiate our products. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as the Pocket PC and RIM devices or devices offered by our licensees, such as Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

If we fail to effectively respond to competition from products introduced by licensees of our Palm platform or if our licensees fail to sell products based on the Palm platform, our results of operations may suffer.

The near term success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition, our Palm platform has been licensed by other manufacturers such as Kyocera and Samsung for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform or may seek reductions in the royalties payable to us, which could harm our business and results of operations.

Demand for our products is partially dependent upon support from third party software and hardware developers.

Decisions by customers to purchase our handheld device products, as opposed to competitive product offerings, are sometimes based on the availability of third party software, hardware, accessories and other expansion capabilities. In the future, we believe that in addition to our efforts to develop products which provide expansion capabilities to handheld devices, the level of support from third party developers will become increasingly important. For example, we, as well as our licensees HandEra, Handspring and Sony, all have products that feature a hardware expansion slot. Devices offered by other competitors also have hardware expansion slots. Because many of these third party developers are small companies, their operations and financial condition could be adversely affected by negative general economic conditions. Our operating results could suffer if third party developers cease to develop software or hardware for our products or focus their efforts on developing software or hardware for products offered by our competitors, especially if we are unable to offer attractive software, hardware, accessories and expansion capabilities.

If the Secure Digital Association does not ratify the Secure Digital input/output (“SDIO”) specifications in a timely manner or if the SDIO standards ratified by the Secure Digital Association are not favorable to third party expansion solution developers, the deployment of third party expansion solutions might be delayed or affected, which could negatively impact sales of our products that include Secure Digital expansion slots, such as the m500 and m505 devices.

The Secure Digital (“SD”) standards are governed by the Secure Digital Association. The Secure Digital Association is currently reviewing the SDIO specifications.If the specifications are not ratified by the Secure Digital Association in a timely manner or if the specifications that are ratified are not favorable to third party expansion solution developers, development or deployment of SD expansion solutions for Palm’s products could be negatively affected. Furthermore, some device manufacturers may incorporate SD into their products in a manner that is not fully compliant with the SD Association standards, which may result in potential compatibility problems among devices offered by different manufacturers. This possible impact on the development or deployment of SD expansion solutions or on the timing of such development or deployment of SD expansion solutions and their functionality could negatively impact our sales of our products that include SD expansion card slots, such as the m500 and m505 devices, which could harm our business and results of operations.

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

We must continue to adapt our wireless services strategy to compete in the rapidly evolving wireless services market. We currently offer a subscription-based wireless access service that enables users of the Palm VII family of handheld devices to access web-clipped content on the Internet. In addition, we offer our MyPalm portal, which enables users to sync with a datebook on the web and provides other services to the handheld user. Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless services provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our wireless services and solutions is less than anticipated, our results from operations could be impacted.

We may not be able to deliver or expand wireless access if our wireless carrier raises its rates, discontinues doing business with us or does not deliver acceptable service or if we fail to provide our devices or services on additional carrier networks, including networks in international markets.

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

Our wireless services strategy depends on our ability to develop new wireless access devices that operate on additional wireless networks other than Cingular Wireless in the U.S. We may be unsuccessful at building favorable relationships with additional U.S. and international carriers, and we may not be successful at developing new devices that operate on other wireless networks.

In addition, because many international wireless carriers use different standards and transmit data on different frequencies than Cingular Wireless, we are likely to incur incremental expenses related to the redesign of certain portions of our software and hardware. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay the offering of wireless products and services into international markets. Consequently, our ability to expand our wireless services business, and therefore our results of operations, could suffer.

Our reputation and ability to generate revenues will be harmed if demand for our Internet services exceeds our telecommunications and network capacity.

We may from time to time experience increases in our Internet services usage which exceed our available telecommunications capacity and the capacity of our third party network servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our third party network servers’ networks. Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our third party network servers to handle user traffic, could have an adverse effect on our reputation and our revenues.

If the security of our websites is compromised, our reputation could suffer and customers may not be willing to use our services, which could cause our revenues to decline.

A significant barrier to widespread use of electronic commerce sites and network services sites, such as our Palm.com site, is concern for the security of confidential information transmitted over public networks. Despite our efforts to protect the integrity of our Palm.com site, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations and damage our reputation. Any such action could negatively affect our customers’ willingness to engage in online commerce with us or purchase wireless services from us, which could harm our revenues and results of operations. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.

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

In recent quarters, we initiated reductions in our workforce of both employees and contractors. These reductions have resulted in reallocations of employee duties which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants’ motion for summary judgment of non-infringement and dismissed the case. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. On October 5, 2001, the Court of Appeals issued a decision, affirming the lower court’s decision in part, but also reversing the lower court’s entry of summary judgment. The Court of Appeals also remanded the case for further proceedings consistent with its opinion.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. The U.S. District Court has scheduled a Markman hearing for October 26, 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The parties have engaged in discovery. The Court has tentatively scheduled trial to begin on July 29, 2002.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox and E-Pass litigation.

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

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti’s “Royal daVinci” handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink’s “NEXUS OS” source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti’s state court complaint under California’s anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm’s and 3Com’s motion. Olivetti has appealed from the order granting the motion to strike. Olivetti’s identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti’s appeal of the state court ruling dismissing Olivetti’s claims.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. In addition, several of the facilities where our devices are manufactured and distributed are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;
•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;
•	trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws;
•	difficulty in managing widespread sales and manufacturing operations;
•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and
•	less effective protection of intellectual property.

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

Within the last eighteen months, we have acquired peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc., and Actual Software Corporation. We have entered into an agreement to acquire technology assets of Be Incorporated. We evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. For example, in the fourth quarter of fiscal year 2001, we had to record a charge of approximately $47.7 million in connection with the impairment of certain intangibles as a result of our reduced expectations for revenue and cashflows from our web calendaring associated with our acquisition of AnyDay. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities.

In addition, we have made strategic venture investments in other companies which provide products and services which are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

Our ability to pursue mergers and acquisitions may be limited.

3Com has obtained a ruling from the Internal Revenue Service that the distribution of 3Com’s shares of Palm common stock to 3Com’s stockholders will not be taxable. This ruling could be revoked if either 3Com or Palm, through July 27, 2002, engaged in certain transactions that would constitute a change of more than 50% of the equity interest in either company and that transaction was deemed to be related to our separation from 3Com in 2000. Consequently, our ability to engage in mergers and acquisitions could be limited. If either 3Com or Palm takes any action that causes the ruling to be revoked, there would be material adverse consequences, potentially including making the distribution taxable, and causing the company that was responsible for the revocation to indemnify the other company for any resulting damages.

We intend to form an internal subsidiary to contain our business relating to the Palm platform and our licensing strategy, which will utilize our time and money and could distract personnel from other business issues.

In the first quarter of fiscal year 2002, we announced our intention to form an internal subsidiary to contain our business relating to the Palm platform by the end of calendar year 2001. We expect that we will need to change our business practices, financial and managerial controls, reporting systems and procedures to implement the formation and operation of this subsidiary. The planning and implementation of this subsidiary could result in the diversion of capital and our attention away from other business issues or opportunities, which could adversely affect our business. If we do not successfully implement this subsidiary, our licensing strategy, our Palm platform share and our competiveness in the handheld solutions space could be negatively impacted, which could adversely affect our business, financial position or results of operations.

Our flexibility to operate the business may be constrained by the requirements of our credit facility.

In June 2001, we obtained a two-year asset-backed, borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit. This credit facility requires us to obtain the prior consent of the lenders before we engage in actions specified in the borrowing agreement such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders’ consent, we will be unable to take certain actions and our business may suffer. In addition, the credit facility confers additional rights on our lenders in the event of a default which could cause us to suffer adverse financial and business consequences. To date, we have not drawn on this credit facility.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our facilities and those of our suppliers and customers in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. Such electrical blackouts could disrupt the operations of our affected facilities and those of our suppliers and customers. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

Risks Related to Our Separation from 3Com

Our historical financial information may not be representative of our future results.

Through February 25, 2000, our consolidated financial statements were carved out from the consolidated financial statements of 3Com using the historical results of operations and historical bases of the assets and liabilities of the 3Com handheld computing business that we comprised. Accordingly, the historical financial information does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Through February 2000, 3Com did not account for us and we were not operated as a separate, stand-alone entity for the periods presented. From March 2000 through August 2001, we incurred various costs related to transitional services procured from 3Com. These costs were decreasing during this time period as we established our own infrastructure.

Our historical costs and expenses through February 2000 include allocations from 3Com for centralized corporate services and infrastructure costs, including legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and engineering. These allocations were determined on bases that we and 3Com considered to be reasonable reflections of the utilization of services provided to or the benefit received by Palm. Beginning from March 2000, our costs and expenses included a variety of transitional services provided by 3Com to us while we were developing our own infrastructure capabilities. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

We may have potential business conflicts of interest with 3Com with respect to our past and ongoing relationships and may not resolve these conflicts on the most favorable terms to us.

Conflicts of interest could arise between 3Com and us in a number of areas relating to our past and ongoing relationships, including:

•	tax and indemnification matters arising from our separation from 3Com;
•	intellectual property matters; and
•	employee recruiting.

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

Our common stock has been publicly traded since March 2, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;
•	changes in revenues or earnings estimates or publication of research reports by analysts;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;
•	actions by institutional stockholders;
•	general market conditions; and
•	domestic and international economic factors unrelated to our performance.

Upon the close of our announced plans to purchase specified assets of Be Incorporated, Be will receive a substantial number of shares of our common stock pursuant to the asset sale agreement. Be intends to sell these shares in the public market promptly following the closing of the asset sale, which could cause our stock price to fall. In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Palm’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of August 31, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of August 31, 2001, all investments mature within 90 days and are carried at cost, which approximates fair market value.

Foreign Currency Exchange Rate Risk

Substantially all of Palm’s sales are denominated in U.S. dollars. Although Palm continues to evaluate derivative financial instruments, including foreign exchange forward and option contracts, to hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates, we did not hold derivative financial instruments for trading purposes during the first quarter of fiscal year 2002. In addition, we do not intend in the future to utilize derivative financial instruments for trading purposes.

Equity Price Risk

We have invested approximately $12.9 million in other companies as of August 31, 2001. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience material declines in the value of our investments in publicly traded and privately held companies or even lose the initial value of our investments in both privately held and publicly traded companies.

PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could adversely affect Palm’s business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In an Order entered on June 6, 2000, the U.S. District Court granted the defendants’ motion for summary judgment of non-infringement and dismissed the case. Xerox appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit as Appeal No. 00-1464. On October 5, 2001, the Court of Appeals issued a decision, affirming the lower court’s decision in part, but also reversing the lower court’s entry of summary judgment. The Court of Appeals also remanded the case for further proceedings consistent with its opinion.

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti’s “Royal daVinci” handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink’s “NEXUS OS” source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti’s state court complaint under California’s anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm’s and 3Com’s motion. Olivetti has appealed from the order granting the motion to strike. Olivetti’s identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti’s appeal of the state court ruling dismissing Olivetti’s claims.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. The U.S. District Court has scheduled a Markman hearing for October 26, 2001 to determine the meaning of certain terms used in the claims of the patent in suit. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit, captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleges that Palm’s directors breached fiduciary duties by not having Palm’s public shareholders approve Palm’s director stock option plan. The director plan was approved prior to Palm’s March 2000 initial public offering by 3Com Corporation, Palm’s sole shareholder at the time. The complaint alleges that Palm was required to seek approval for the plan by shareholders after the initial public offering. Plaintiff has not specified the amount of damages he may seek. The case is in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The parties have engaged in discovery. The Court has tentatively scheduled trial to begin on July 29, 2002.

Starting on June 20, 2001, Palm and several of its officers were named as defendants in purported securities class action lawsuits filed in United States District Court, Southern District of New York. The first of these lawsuits is captioned Weiner v. Palm, Inc., et al., No. 01 CV 5613. The complaints assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and two or three of its officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Palm’s initial public offering. Neither Palm nor its officers have responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An Amended Complaint was filed and served on Palm on August 15, 2001. The Amended Complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. Plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Palm’s answer was filed on October 1, 2001. No trial date has been set.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, Olivetti, and Connelly litigation.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.
2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.
2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.
2.6(2)	Employee Matters Agreement between 3Com and the registrant.
2.7(2)	Tax Sharing Agreement between 3Com and the registrant.
2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.
2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.
2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.
2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.12(1)	Form of Non-U.S. Plan.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws.
3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2(5)	Specimen Stock Certificate.
4.3(5)	Preferred Stock Rights Agreement between the Registrant and Fleet National Bank.
10.1	1999 Stock Plan, as amended.
10.2(1)	Form of 1999 Stock Plan Agreements.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(3)	Amended and Restated 1999 Director Option Plan.
10.6(1)	Form of 1999 Director Option Plan Agreements.
10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.
10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.
10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.
10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.
10.14(1)	Form of Management Retention Agreement.
10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between Palm, Inc. and Societe Generale Financial Corporation, as supplemented.
10.21(8)	Termination Agreement, dated as of May 31, 2001, between Palm, Inc., Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.22 †	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.
10.23 †	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.
10.24	Employment Offer Letter for David C. Nagel dated September 13, 2001.
23.1	Consent of Carneghi-Bautovich & Partners, Inc., Independent Appraiser

(1)–	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)–	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)–	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)–	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)–	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on November 22, 2000
(6)–	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 1, 2000
(7)–	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)–	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 15, 2001.

**–	Confidential treatment granted on portions of this exhibit.
† –	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)  Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Dated:	October 12, 2001	By:	/s/ Judy Bruner
Judy Bruner Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.
2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.
2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.
2.6(2)	Employee Matters Agreement between 3Com and the registrant.
2.7(2)	Tax Sharing Agreement between 3Com and the registrant.
2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.
2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.
2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.
2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.12(1)	Form of Non-U.S. Plan.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws.
3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2(5)	Specimen Stock Certificate.
4.3(5)	Preferred Stock Rights Agreement between the Registrant and Fleet National Bank.
10.1	1999 Stock Plan, as amended.
10.2(1)	Form of 1999 Stock Plan Agreements.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(3)	Amended and Restated 1999 Director Option Plan.
10.6(1)	Form of 1999 Director Option Plan Agreements.
10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.
10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.
10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.
10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.
10.14(1)	Form of Management Retention Agreement.
10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between Palm, Inc. and Societe Generale Financial Corporation, as supplemented.
10.21(8)	Termination Agreement, dated as of May 31, 2001, between Palm, Inc., Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.22 †	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.
10.23 †	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.
10.24	Employment Offer Letter for David C. Nagel dated September 13, 2001.
23.1	Consent of Carneghi-Bautovich & Partners, Inc., Independent Appraiser

(1)–	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)–	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)–	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)–	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)–	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on November 22, 2000
(6)–	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 1, 2000
(7)–	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)–	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 15, 2001.

**–	Confidential treatment granted on portions of this exhibit.
† –	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.