Form 10-Q/A
period 2001-08-31
PALM INC
filed 2001-10-18
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K.

Palm filed the following Current Report on Form 8-K during the first quarter of fiscal year 2002:

1.	On June 15, 2001, Palm filed a Current Report on Form 8-K reporting under Item 2 of Form 8-K that: (i) on May 31, 2001, pursuant to Section 18.1 of the Master Lease Agreement dated November 16, 2000 by and between Palm, Inc. and Societe Generale Financial Corporation (the “Master Lease”), Palm exercised its option to purchase approximately 39 acres of property located in San Jose, California for $219 million ($216 million represents the original purchase price paid for the land by Societe Generale Financial Corporation and the remaining $3 million was for extension payments, closing costs and land improvement costs paid by Societe Generale Financial Corporation as part of its acquisition of the land), plus $19.8 million for interest and related transaction costs which were payable by Palm pursuant to the Master Lease; (ii) the purchase price for the property and the interest and related transaction costs were determined pursuant to arm's length negotiations between parties at the time they entered the Master Lease, and the purchase price and the interest and related transaction costs were paid by Palm out of the investment securities that Palm had posted as collateral under the Master Lease; (iii) pursuant to the Amended and Restated Lease dated May 31, 2001 by and between Palm, Inc. and Societe Generale Financial Corporation (the “Amended and Restated Lease”), the property is leased to Palm and Societe Generale Financial Corporation has title to the property until the lease is terminated in accordance with Article XV of the Amended and Restated Lease, which provides that the lease will be terminated and fee title to the property will be conveyed to Palm upon the earlier of the termination of the lease by Palm, the expiration of the lease term on May 31, 2002, or the occurrence of certain other events set forth in Article XV; and (iv) under the Amended and Restated Lease, Palm is no longer required to post collateral for the term of the lease.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Dated:	October 17, 2001	By:	/s/ Judy Bruner

Judy Bruner Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)