Form 10-Q
period 2001-11-30
PALM INC
filed 2002-01-14
CIK 1100389

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to

                        Commission File Number: 000-29597

                                 --------------

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

                             Yes |X|     No |_|

As of December 28, 2001, 577,508,708 shares of the Registrant's Common Stock were outstanding.

This report contains a total of 51 pages of which this page is number 1.

--------------------------------------------------------------------------------
================================================================================

                                   Palm, Inc.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations
           Three and Six Months Ended November 30, 2001 and
           December 1, 2000                                                   3

           Condensed Consolidated Balance Sheets
           November 30, 2001 and June 1, 2001                                 4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended November 30, 2001 and December 1, 2000            5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   44

Item 4.  Submission of Matters to a Vote of Security Holders                 47

Item 6.  Exhibits and Reports on Form 8-K                                    48

Signatures                                                                   51

Palm OS is a registered trademark, and MyPalm and Palm are trademarks of Palm, Inc. or its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   Palm, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                       ---------------------------    ---------------------------
                                                       November 30,    December 1,    November 30,    December 1,
                                                           2001            2000           2001           2000
                                                       ------------    -----------    ------------    -----------
Revenues                                                 $ 290,580       $522,192      $ 504,897       $923,168
Costs and operating expenses:
   Cost of revenues                                        230,868        332,625        386,228        579,451
   Cost of revenues-charge/(reduction)
        for excess inventory and related costs             (43,850)            --        (58,150)            --
   Sales and marketing                                      60,757         89,829        126,304        165,830
   Research and development                                 37,694         40,993         78,900         71,313
   General and administrative                               15,492         24,865         27,635         45,356
   Amortization of goodwill
        and intangible assets (*)                            2,927          8,306          5,837         14,228
   Restructuring charges                                    24,227             --         25,988             --
   Separation costs                                             --            802            376          2,617
   Purchased in-process technology                              --             --             --            853
                                                         ---------       --------      ---------       --------
   Total costs and operating expenses                      328,115        497,420        593,118        879,648

Operating income (loss)                                    (37,535)        24,772        (88,221)        43,520
Interest and other income, net                                 464         12,744          3,458         25,988
                                                         ---------       --------      ---------       --------
Income (loss) before income taxes                          (37,071)        37,516        (84,763)        69,508
Income tax provision (benefit)                             (11,863)        17,257        (27,124)        31,974
                                                         ---------       --------      ---------       --------

Net income (loss)                                        $ (25,208)      $ 20,259      $ (57,639)      $ 37,534
                                                         =========       ========      =========       ========
Net income (loss) per share:
     Basic                                               $   (0.04)      $   0.04      $   (0.10)      $   0.07
     Diluted                                             $   (0.04)      $   0.04      $   (0.10)      $   0.07
Shares used in computing net income
     (loss) per share amounts:
     Basic                                                 568,459        565,946        567,837        565,548
     Diluted                                               568,459        571,594        567,837        569,845

(*) Amortization of goodwill and intangible assets:
     Cost of revenues                                    $   1,401       $    802      $   2,780       $  1,489
     Sales and marketing                                        --            160             11            320
     Research and development                                1,515          7,344          3,035         12,419
     General and administrative                                 11             --             11             --
                                                         ---------       --------      ---------       --------
Total amortization of goodwill
        and intangible assets                            $   2,927       $  8,306      $   5,837       $ 14,228
                                                         =========       ========      =========       ========

                See notes to condensed consolidated financial statements.

                                   Palm, Inc.
                      Condensed Consolidated Balance Sheets
                    (In thousands, except par value amounts)

                                                         November 30,       June 1,
                                                             2001             2001
                                                         ------------       -------
                                                         (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                             $   241,978     $   513,769
   Accounts receivable, net of allowance for doubtful
      accounts of $10,628 and $14,899, respectively          130,103         115,342
   Inventories                                                78,633         107,813
   Deferred income taxes                                     109,472         154,362
   Prepaids and other                                         14,306          12,867
                                                         -----------     -----------

      Total current assets                                   574,492         904,153

Property and equipment, net                                  225,328         223,422
Goodwill, net                                                 54,970          43,169
Intangible assets, net                                        12,469          18,218
Deferred income taxes                                        170,232          90,656
Other assets                                                  20,069          17,633
                                                         -----------     -----------

      Total assets                                       $ 1,057,560     $ 1,297,251
                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   146,654     $   238,235
   Accrued restructuring                                      39,891          32,399
   Other accrued liabilities                                 170,566         282,851
                                                         -----------     -----------

      Total current liabilities                              357,111         553,485

Non-current liabilities:
  Deferred revenue and other                                   8,576           9,614

Stockholders' equity:
   Preferred stock, $.001 par value, 125,000 shares
      authorized; none outstanding                                --              --
   Common stock, $.001 par value, 2,000,000 shares
      authorized; outstanding:  November 30, 2001,
      572,192; June 1, 2001, 567,215                             572             567
   Additional paid-in capital                              1,103,067       1,092,329
   Unamortized deferred stock-based compensation             (10,464)        (14,929)
   Accumulated deficit                                      (401,678)       (344,039)
   Accumulated other comprehensive income                        376             224
                                                         -----------     -----------

      Total stockholders' equity                             691,873         734,152
                                                         -----------     -----------

      Total liabilities and stockholders' equity         $ 1,057,560     $ 1,297,251
                                                         ===========     ===========

            See notes to condensed consolidated financial statements

                                   Palm, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                         ---------------------------
                                                                         November 30,    December 1,
                                                                             2001           2000
                                                                         ------------    -----------
Cash flows from operating activities:
   Net income (loss)                                                      $ (57,639)    $    37,534
   Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
     Depreciation and amortization                                           21,730          18,629
     Amortization of deferred stock-based compensation                        3,639           3,136
     Loss on disposal of property and equipment                                  --               7
     Deferred income taxes                                                  (34,425)        (11,211)
     Purchased in-process technology                                             --             853
     Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                 (14,761)       (123,839)
        Inventories                                                          28,867          (9,730)
        Prepaids and other                                                   (4,979)         (6,301)
        Accounts payable                                                    (91,581)         62,106
        Tax benefit from employee stock options                                  91          13,591
        Accrued restructuring                                                 7,492              --
        Other accrued liabilities                                          (116,909)         10,983
                                                                          ---------     -----------
Net cash used in operating activities                                      (258,475)         (4,242)
                                                                          ---------     -----------

Cash flows from investing activities:
   Purchase of property and equipment                                       (13,841)        (31,118)
   Acquisition of businesses, net of cash acquired                               --         (67,023)
   Purchases of restricted investments                                           --        (231,098)
   Purchase of equity investments                                                --          (6,880)
                                                                          ---------     -----------
   Net cash used in investing activities                                    (13,841)       (336,119)
                                                                          ---------     -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       772          22,278
   Repurchase of restricted stock grants                                       (294)             --
   Other, net                                                                    47          (1,157)
                                                                          ---------     -----------
Net cash provided by financing activities                                       525          21,121
                                                                          ---------     -----------

Change in cash and cash equivalents                                        (271,791)       (319,240)
Cash and cash equivalents, beginning of period                              513,769       1,062,128
                                                                          ---------     -----------
Cash and cash equivalents, end of period                                  $ 241,978     $   742,888
                                                                          =========     ===========

Other cash flow information:
      Cash refund (paid) for income taxes                                 $  16,805     $   (12,913)
                                                                          =========     ===========
      Cash paid for interest                                              $     (44)    $       (18)
                                                                          =========     ===========

Non-cash investing and financing activities are as follows:
      Fair value of stock options assumed in
          business combination                                            $      --     $     4,672
                                                                          =========     ===========
      Common stock issued for acquisition of businesses                   $  11,000     $        --
                                                                          =========     ===========
      Unrealized gain (loss) on investments                               $     (14)    $       103
                                                                          =========     ===========
      Purchase of property and equipment through a capital lease          $   2,436     $        --
                                                                          =========     ===========

            See notes to condensed consolidated financial statements.

                                   Palm, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements have been prepared by Palm, Inc. ("Palm," "the Company", "us," "we," or "our"), without audit, pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm's financial position as of November 30, 2001, cash flows for the six months ended November 30, 2001 and December 1, 2000 and Palm's results of operations for the three and six months ended November 30, 2001 and December 1, 2000. Certain prior year balances have been reclassified to conform to the current year presentation.

On September 13, 1999, 3Com announced its plan to create an independent publicly-traded company, Palm, Inc., comprised of 3Com's handheld computing business. Palm's legal separation from 3Com occurred on February 26, 2000, at which time Palm began to operate independently from 3Com. Palm completed its initial public offering in March 2000. Palm began incurring separation costs in the second quarter of fiscal year 2000, which were costs associated with the process of becoming a stand-alone company, including consulting and professional fees. Palm believes that separation costs related to the separation from 3Com are now complete.

Palm's 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2002 and 2001 each contain 52 weeks. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

2. Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning June 1, 2002. Palm has not yet determined the impact on its financial position or results of operations.

3. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

                                                     Three Months Ended             Six Months Ended
                                                 November 30,    December 1,   November 30,   December 1,
                                                     2001           2000           2001           2000
                                                 ------------    -----------   ------------   -----------
Net income (loss)                                  $(25,208)      $ 20,259       $(57,639)      $ 37,534
Other comprehensive income:
Unrealized gain (loss) on investments                    22            (19)           (14)           103
Reclass of loss to income statement                     119             --            119             --
Change in accumulated translation adjustments           (19)           135             47            138
                                                   --------       --------       --------       --------
Total comprehensive income (loss)                  $(25,086)      $ 20,375       $(57,487)      $ 37,775
                                                   ========       ========       ========       ========

4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three and six months ended November 30, 2001, stock options and warrants outstanding would have been anti-dilutive. For the three and six months ended December 1, 2000, the dilutive effect of stock options outstanding was approximately 5,648,000 and 4,297,000 shares, respectively.

5. Inventories

Inventories consist of the following (in thousands):

                                                   November 30,       June 1,
                                                       2001             2001
                                                   ------------       -------

Finished goods                                       $ 75,361         $104,676
Work-in-process                                         3,272            3,137
                                                     --------         --------
                                                     $ 78,633         $107,813
                                                     ========         ========

6.    Restructuring Charges

During the second quarter of fiscal year 2002, Palm initiated a series of restructuring actions intended to align its cost structure with its business operations in order to return Palm to profitability. The fiscal year 2002 restructuring charges consist of workforce reduction costs and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. These fiscal year 2002 actions are in addition to the cost reduction actions announced and begun in the fourth quarter of fiscal year 2001.

The following describes the restructuring actions initiated during the second quarter of fiscal year 2002:

      o Palm recorded a workforce reduction charge of approximately $14.0 million, primarily related to severance, benefits and related costs. This charge relates to the reduction of approximately 250 regular employees across all geographic regions.

      o Palm recorded a charge of $7.8 million for excess facilities. The charge consisted of lease commitments for facilities which Palm is exiting or will not occupy, net of anticipated sublease proceeds, and property and equipment that was disposed of or removed from service.

The restructuring charges initiated in the fourth quarter of fiscal year 2001 consisted of carrying and development costs related to the land on which Palm had previously planned to build its future headquarters facility, excess facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction across all geographic regions and discontinued project costs. These workforce reductions affected approximately 300 regular employees. During the first two quarters of fiscal year 2002, Palm recorded charges totalling $4.1 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001. As of November 30, 2001, approximately 260 regular employees have been terminated pursuant to the fiscal year 2001 cost reduction actions.

Palm expects to complete substantially all of the cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 during the remainder of fiscal year 2002. Palm cannot assure that its current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Accrued restructuring charges related to the fiscal year 2002 announcement consist of the following (in thousands):

                                       Excess          Workforce
                                  facilities costs  reduction costs     Totals
                                  ----------------  ---------------     ------

Restructuring expenses                $ 7,845          $ 14,044        $ 21,889
Cash payments                            (303)           (2,061)         (2,364)
Write-offs                                 --               (34)            (34)
                                      -------          --------        --------

Balances, November 30, 2001           $ 7,542          $ 11,949        $ 19,491
                                      =======          ========        ========

As of November 30, 2001, the balance of accrued restructuring charges originally recorded in the fourth quarter of fiscal year 2001 consist of the following (in thousands):

                               Land carrying
                                    and                          Workforce
                                development        Excess        reduction     Discontinued
                                   costs      facilities costs     costs       project costs      Total
                               -------------  ----------------   ---------     -------------      -----
Balances, June 1, 2001            $ 1,257        $ 17,530        $ 10,984        $ 2,628        $ 32,399
Restructuring expenses              1,186           5,099          (2,186)            --           4,099
Cash payments                      (2,029)         (4,371)         (6,752)        (1,030)        (14,182)
Write-offs                             --          (1,400)            (25)          (491)         (1,916)
                                  -------        --------        --------        -------        --------
Balances, November 30, 2001       $   414        $ 16,858        $  2,021        $ 1,107        $ 20,400
                                  =======        ========        ========        =======        ========

7.    Goodwill and Other Intangible Assets -- Adoption of SFAS No. 142

Palm elected early adoption of SFAS No. 142, Goodwill and Other Intangible Assets. As defined by SFAS No. 142, the Company identified two reporting units which constitute components of Palm's business that include goodwill. As of June 2, 2001, the fair value of these two reporting units were assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of the Company's reporting units exceeded the reporting unit's carrying amount and no impairment was indicated.

Intangible assets consist of the following (in thousands):

                                                         November 30, 2001                             June 1, 2001
                                            -----------------------------------------   ------------------------------------------
                           Amortization     Gross Carrying   Accumulated                Gross Carrying   Accumulated
                              Period            Amount       Amortization        Net        Amount       Amortization        Net
                              ------        --------------   ------------      -------  --------------   ------------      -------
Core Technology             24-48 months       $ 14,849        $ (7,156)      $  7,693     $ 14,049        $ (4,495)       $  9,554
Non-Compete Covenants       6-24 months          12,759          (8,525)         4,234       11,979          (5,468)          6,511
Acquired Workforce          24-36 months             --              --             --        2,601          (1,109)          1,492
Other                       36 months               710            (168)           542          710             (49)            661
                                               --------        --------       --------     --------        --------        --------
Total                                          $ 28,318        $(15,849)      $ 12,469     $ 29,339        $(11,121)       $ 18,218
                                               ========        ========       ========     ========        ========        ========

In accordance with SFAS No. 142, all of Palm's intangible assets are subject to amortization except for acquired workforce which has been recorded as goodwill as of June 2, 2001.

The aggregate amortization expense was $2,927 and $5,837 for the three and six months ended November 30, 2001, respectively. For the three and six months ended December 1, 2000, the aggregate amortization expense was $8,306 and $14,228, respectively. Estimated future amortization expense is as follows (in thousands):

      Fiscal Year
        2002 (remaining 6 months)       $  6,059
        2003                               5,434
        2004                                 865
        2005                                 111
                                        --------
        Total                           $ 12,469
                                        ========

The changes in the carrying amount of goodwill for the six months ended November 30, 2001, are as follows (in thousands):

                                             Total
                                            -------
Balance as of June 1, 2001                 $ 43,169
SFAS 142 adjustment, net of
  deferred income taxes                       1,231
                                           --------
Balance as of June 2, 2001                   44,400
Goodwill acquired during the period          10,570
                                           --------

Balance as of November 30, 2001            $ 54,970
                                           ========

Had the provisions of SFAS No. 142 been applied for the three and six months ended December 1, 2000, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                                  Three Months Ended                      Six Months Ended
                                                       November 30, 2001    December 1, 2000    November 30, 2001   December 1, 2000
                                                       -----------------    ----------------    -----------------   ----------------
Net income (loss), as reported                              $(25,208)           $ 20,259            $(57,639)           $ 37,534
Add back amortization:
  Goodwill                                                        --               5,858                  --               9,903
  Acquired workforce                                              --                 387                  --                 690
Related income tax effect                                         --                (247)                 --                 (66)
                                                            --------            --------            --------            --------

Adjusted net income (loss)                                  $(25,208)           $ 26,257            $(57,639)           $ 48,061
                                                            ========            ========            ========            ========

Net income (loss) per share:

Basic net income (loss) per share, as reported              $  (0.04)           $   0.04            $  (0.10)           $   0.07
Add back amortization of goodwill and
  acquired workforce, and related income
  tax effect                                                      --                0.01                  --                0.02
                                                            --------            --------            --------            --------

Adjusted basic net income (loss) per share                  $  (0.04)           $   0.05            $  (0.10)           $   0.09
                                                            ========            ========            ========            ========

Diluted net income (loss) per share, as reported            $  (0.04)           $   0.04            $  (0.10)           $   0.07
Add back amortization of goodwill and
  acquired workforce, and related income
  tax effect                                                      --                0.01                  --                0.02
                                                            --------            --------            --------            --------

Adjusted diluted net income (loss) per share                $  (0.04)           $   0.05            $  (0.10)           $   0.09
                                                            ========            ========            ========            ========

8. Business Combinations

On November 13, 2001, Palm completed its purchase of specified assets of Be Incorporated, including substantially all of Be's intellectual property and other technology assets. Be is a provider of software solutions designed specifically for Internet appliances and digital media. As a result of the asset purchase, Palm expects to benefit from the addition of a substantial majority of Be's engineers to Palm's Platform Solutions Group. In addition, potential benefits of the acquisition include the possibility of integrating Be's operating system technology into current and future versions of the Palm OS and other Palm platform products to enhance Palm's Internet, communications and multimedia offerings.

The total purchase price of $12.2 million consisted of $11.0 million of Palm common stock (4,104,478 shares issued based on the closing stock price on November 12, 2001) and $1.2 million of direct transaction costs. The transaction was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, goodwill related to the Be acquisition will not be amortized, but will be tested at least annually for impairment.

The Be asset purchase price was allocated as follows (in thousands):

                              Amortization
                                 Period             Amount
                                 ------             ------
Core Technology                  36 mos.           $   800
Non-Compete Covenants            24 mos.               780
Goodwill                                            10,570
                                                   -------
Total Purchase Price                               $12,150
                                                   =======

The goodwill is deductible for tax purposes.

9. Litigation

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit ("CAFC"). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001.

On July 22, 1999, Palm filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. Palm obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. The Court has set the case for trial beginning March 11, 2003. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which Palm maintains infringes its copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. In September 2001, Kessel Electronics (H.K.) Limited filed papers in Hong Kong seeking to liquidate the company pursuant to section 228A of the Hong Kong Companies Ordinance.

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

On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit, captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleged that Palm's directors breached fiduciary duties by not having Palm's public shareholders approve Palm's 1999 director stock option plan. The 1999 director plan was approved prior to Palm's March 2000 initial public offering by 3Com Corporation, Palm's sole shareholder at the time. The complaint alleged that Palm was required to seek approval for the plan by shareholders after the initial public offering. Plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm's 2001 director stock option plan and by making misrepresentations in Palm's September 2001 proxy statement. Plaintiff has not specified the amount of damages he may seek. The case is in discovery. No trial date has been set.

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

Starting on June 20, 2001, Palm, several of its officers, and a director were named as defendants in purported securities class action lawsuits filed in federal district court for the Southern District of New York. The first of these lawsuits is captioned Weiner v. Palm, Inc., et al., No. 01 CV 5613. The complaints assert that the prospectus from Palm's March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Palm's initial public offering. Palm, its officers and the director have not responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An Amended Complaint was filed and served on Palm on August 15, 2001. The Amended Complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or "floating voltage," from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. Plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Palm's answer was filed on October 1, 2001. The parties have engaged in discovery. No trial date has been set.

In connection with Palm's separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, Olivetti, and Connelly litigation.

10. Subsequent Events

On December 7, 2001, Palm issued a $50.0 million, 5.0% convertible note due in 2006. The note is convertible into Palm common stock at $4.63 per share. Palm may force a conversion at any time beyond one year of the closing, provided Palm's common stock has traded above $7.13 per share for a defined period of time.

On December 18, 2001, Palm acquired ThinAirApps, Inc., a developer of software and applications enabling secure wireless access to corporate email and other critical enterprise data, for approximately $19.0 million in Palm common stock, based on the trading price of Palm's common stock at the closing date. The transaction will be accounted for as a purchase in accordance with SFAS No. 141.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Palm's beliefs and expectations about its financial statements; Palm's intentions and expectations regarding restructuring charges, its cost structure, its cost reduction actions, its return to profitability, its cost reduction and restructuring program and its expenses; Palm's expectations regarding amortization expenses; Palm's beliefs and expectations regarding the purchase of assets of Be Incorporated, the benefits from the acquisition and amortization and the testing of goodwill for impairment; Palm's beliefs, intentions and expectations regarding litigation matters and legal proceedings, its defenses to such matters and its contesting of such matters; Palm's beliefs and expectations regarding its convertible note; Palm's beliefs and expectations regarding its acquisition of ThinAirApps, Inc.; Palm's intentions and expectations regarding the internal separation of its businesses and segment reporting; Palm's beliefs and expectations regarding pro forma measures; Palm's beliefs and expectations regarding price protection and other pricing and promotion programs; Palm's beliefs and expectations regarding its sales; Palm's beliefs and expectations regarding its existing cash and cash equivalents, its credit facility and its cash requirements; Palm's intentions, beliefs and expectations regarding its products and services and its introduction of new products and services; Palm's expectations regarding its demand for its products and services and its ability to forecast demand; Palm's beliefs and expectations regarding its revenues; Palm's expectations regarding its revenue mix, profit margins and operating results; Palm's beliefs and expectations regarding competition, its competitors and its ability to compete; Palm's beliefs and expectations regarding the near term success of its business and the sale of its handheld device products and licensing of its Palm platform; Palm's expectations regarding the licensing of third party software, entering joint development arrangements and third party developers; Palm's beliefs and expectations regarding undetected errors and defects; Palm's intentions and expectations regarding its financial and managerial controls, reporting systems and procedures and other systems and processes; Palm's intentions and expectations regarding wireless services; Palm's beliefs and expectations regarding its personnel, its management team and the search for a new chief executive officer; Palm's beliefs and expectations regarding international revenues and international operations; Palm's beliefs and expectations regarding economic conditions, the recent terrorist attacks and the demand for its products and services; Palm's intentions and expectations regarding its security plan; Palm's intentions and expectations regarding acquisitions; Palm's beliefs about provisions in its charter documents and Delaware law and its adoption of a stockholder rights plan; and Palm's intentions and expectations regarding interest rate risk, its investment activities, the effect of changes in market interest rates; denominating its sales in the Euro and Great British Pound, foreign currency exchange rate risk, hedging and the use of derivative financial instruments. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Business Environment and Risk Factors" section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Until 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices, and as of November 30, 2001, we have sold over 15.9 million Palm devices worldwide. In 1999, we expanded our strategy of licensing our Palm OS platform and developed our wireless Internet access service to support wireless-enabled handheld devices. Our revenues increased from approximately $1 million in fiscal year 1995 to approximately $1.6 billion in fiscal year 2001.

During the first quarter of fiscal year 2002, we announced a plan to form an internal subsidiary to contain the Palm OS organization, known as the Platform Solutions Group, in order to more distinctly identify it from the Palm branded device and services organization, known as Palm's Solutions Group. This internal separation will foster the independence of both of the businesses, and is intended to allow us to bring greater clarity of mission and to better serve our licensees. We will begin to provide segment reporting information for these two businesses beginning with our third quarter of fiscal year 2002.

In the fourth quarter of fiscal year 2001, we experienced a confluence of factors that led to a significant decline in our fourth quarter revenues from the previous quarter, and a net loss for the fourth quarter and for fiscal year 2001. In response to these events, we initiated a series of restructuring actions to work through this challenging period as effectively and as quickly as possible. As a result, we recorded a restructuring charge in the fourth quarter of fiscal year 2001 related to these actions. Also, in the fourth quarter of fiscal year 2001, we recorded a charge for excess inventory and inventory commitments that we did not believe we could sell during fiscal year 2002. In the second quarter of fiscal year 2002 we announced further restructuring actions and a $21.9 million restructuring charge intended to align our cost structure with our business operations. In the first two quarters of fiscal year 2002, we recorded an additional $4.1 million of restructuring charges due to changes in the costs of the restructuring activities announced in fiscal year 2001. For the first two quarters of fiscal year 2002, our cost of revenues was positively impacted by a total of $58.2 million primarily because we were able to sell more of the inventory that had been previously written down than we had originally anticipated.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm's condensed consolidated statements of operations:

                                                            Three months ended            Six months ended
                                                            ------------------            ----------------
                                                        November 30,    December 1,   November 30,    December 1,
                                                            2001           2000          2001           2000
                                                            ----           ----          ----           ----
Revenues                                                   100.0%         100.0%        100.0%         100.0%
Costs and operating expenses:
    Cost of revenues                                        79.5           63.7          76.5           62.8
    Cost of revenues-charge/(reduction)
     for excess inventory and related costs                (15.1)            --         (11.5)            --
    Sales and marketing                                     20.9           17.2          25.0           18.0
    Research and development                                13.0            7.8          15.6            7.7
    General and administrative                               5.3            4.8           5.5            4.9
    Amortization of goodwill
      and intangible assets (*)                              1.0            1.6           1.2            1.5
    Restructuring charges                                    8.3             --           5.1             --
    Separation costs                                          --            0.2           0.1            0.3
    Purchased in-process technology                           --             --            --            0.1
                                                           -----          -----         -----          -----
    Total costs and operating expenses                     112.9           95.3         117.5           95.3
                                                           -----          -----         -----          -----
Operating income (loss)                                    (12.9)           4.7         (17.5)           4.7
Interest and other income, net                               0.1            2.5           0.7            2.8
                                                           -----          -----         -----          -----
Income (loss) before income taxes                          (12.8)           7.2         (16.8)           7.5
Income tax provision (benefit)                              (4.1)           3.3          (5.4)           3.4
                                                           -----          -----         -----          -----
Net income (loss)                                           (8.7)%          3.9%        (11.4)%          4.1%
                                                           =====          =====         =====          =====

Effective tax rate                                          32.0%          46.0%         32.0%          46.0%

(*) Amortization of goodwill and intangible assets:
    Cost of revenues                                         0.5%           0.2%          0.6%           0.1%
    Sales and marketing                                       --             --            --             --
    Research and development                                 0.5            1.4           0.6            1.4
    General and administrative                                --             --            --             --
                                                           -----          -----         -----          -----
    Total amortization of goodwill
       and intangible assets                                 1.0%           1.6%          1.2%           1.5%
                                                           =====          =====         =====          =====

We calculate the following pro forma measures by excluding the effect of the charge/(reduction) for excess inventory and related costs, amortization of goodwill and intangible assets, restructuring charges, separation costs and purchased in-process technology. This calculation is not in conformity with generally accepted accounting principles and may not be comparable to the methodology used by other companies in calculating pro forma results. We believe that pro forma measures provide additional information useful in analyzing underlying business results. However, investors are cautioned not to place undue reliance on the pro forma measures. Investors should use the pro forma measures in conjunction with the condensed consolidated statement of operations when making investment decisions

Pro forma total costs and operating
expenses                                     118.7%          93.6%        122.6%          93.4%
Pro forma operating income (loss)            (18.7)%          6.5%        (22.6)%          6.6%
Pro forma effective tax rate                  32.0%          40.0%         32.0%          40.0%

Revenues

Revenues for the second quarter ended November 30, 2001 were $290.6 million, a decrease of $231.6 million or 44% from revenues for the same quarter of fiscal year 2001. The decline in revenues was primarily driven by a decrease in the blended average selling price of Palm devices and a decrease in unit shipments. The decrease in the average selling price was largely attributable to a higher mix of entry level products as well as a general reduction in the market prices for handheld computers. International revenues for the second quarter of fiscal year 2002 were 34% of revenues compared with 38% of revenues in the same period of fiscal year 2001.

Revenues for the six months ended November 30, 2001 were $504.9 million, a decrease of $418.3 million or 45% from revenues for the same period of the previous year. The decrease in revenues was primarily due to a decline in the blended average selling price of Palm devices and a decrease in unit shipments. International revenues for the first six months of fiscal year 2002 were 34% of revenues compared with 35% of revenues in the same period of fiscal year 2001.

Cost of Revenues

Cost of revenues, including the applicable portion of amortization of goodwill and intangible assets, for the second quarter ended November 30, 2001 was $188.4 million. Cost of revenues as a percentage of revenues was 64.9% for the second quarter of fiscal year 2002 compared to 63.9% over the corresponding period in fiscal year 2001. The increase in the cost of revenues as a percentage of revenues was due primarily to a reduction in average selling prices. As the result of customer demand, our cost of revenues in the second quarter of fiscal year 2002 was positively impacted by $43.9 million (15.1 % of revenues) primarily because we were able to sell more of the inventory which had been previously written down than we had originally anticipated.

Cost of revenues, including the applicable portion of amortization of goodwill and intangible assets, for the six months ended November 30, 2001 was $330.9 million or 65.6% of revenues compared to 62.9% for the corresponding period in fiscal year 2001. The increase in the cost of revenues as a percentage of revenues was due primarily to a reduction in average selling prices. As the result of customer demand, our cost of revenues in the first six months of fiscal year 2002 was positively impacted by $58.2 million (11.5 % of revenues) primarily because we were able to sell more of the inventory which had been previously written down than we had originally anticipated.

Sales and Marketing

Sales and marketing expenses were $60.8 million for the second quarter of fiscal year 2002, decreasing by 32% as compared to the second quarter of fiscal year 2001. Sales and marketing expenses as a percentage of revenues was 20.9% for the second quarter of fiscal year 2002 compared to 17.2% for the second quarter of fiscal year 2001. The increase in the sales and marketing expenses as a percentage of revenues primarily reflects decreased revenues in the second quarter of fiscal year 2002. The decrease in absolute dollars was due to decreased advertising and collateral spending and a decline in the number of marketing promotional events.

Sales and marketing expenses were $126.3 million for the first six months of fiscal year 2002, decreasing by 24% as compared to the first six months of fiscal year 2001. Sales and marketing expenses as a percentage of revenues was 25.0% for the first six months of fiscal year 2002 compared to

18.0% in the same period of fiscal year 2001. The increase in sales and marketing expenses as a percentage of revenues primarily reflects decreased revenues in the first six months of fiscal year 2002. The decrease in absolute dollars was due to decreased advertising and collateral spending and a decline in the number of marketing promotional events.

Research and Development

Research and development expenses were $37.7 million for the second quarter of fiscal year 2002, decreasing by 8% compared to the second quarter in fiscal year 2001. Research and development expenses as a percentage of revenues were 13.0% for the second quarter of fiscal year 2002 compared to 7.8% for the second quarter of fiscal year 2001. The decrease in absolute dollars reflects decreased personnel and project expenses in the second quarter of fiscal year 2002 as compared to the second quarter of fiscal year 2001.

Research and development expenses were $78.9 million for the first six months of fiscal year 2002, increasing by 11% compared to the first six months of fiscal year 2001. Research and development expenses as a percentage of revenues were 15.6% for the first six months of fiscal year 2002 compared to 7.7% in the same period of fiscal year 2001. The increase in absolute dollars reflects research and development efforts in device, operating system, and content and access engineering. Personnel and related expenses increased on a year-over-year basis due to the need to develop an increasing number of new products and as a result of the various acquisitions during the preceding twelve months.

General and Administrative

General and administrative expenses were $15.5 million for the second quarter of fiscal year 2002, decreasing by 38% as compared to the second quarter of fiscal year 2001. General and administrative expenses as a percentage of revenues was 5.3% for the second quarter of fiscal year 2002 compared to 4.8% for the second quarter of fiscal year 2001. The decrease in absolute dollars was primarily due to a decrease in personnel and related expenses.

General and administrative expenses were $27.6 million for the first six months of fiscal year 2002, decreasing by 39% as compared to the first six months of fiscal year 2001. General and administrative expenses as a percentage of revenues was 5.5% for the first six months of fiscal year 2002 compared to 4.9% in the same period of fiscal year 2001. The decrease in absolute dollars was primarily due to a reduction in the allowance for bad debts due to a decrease in the outstanding accounts receivable balance and a decrease in personnel and related expenses.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $2.9 million and $5.8 million for the second quarter and first six months of fiscal year 2002, respectively, compared to $8.3 million and $14.2 million for the corresponding period in fiscal year 2001. The decrease was primarily the result of the implementation of SFAS No. 142, resulting in goodwill no longer being amortized.

Separation Costs

Separation costs relating to our separation from 3Com were $0.4 million for the first six months of fiscal year 2002 compared to $0.8 million and $2.6 million for the second quarter and first six months of fiscal year 2001. Separation costs, which consist of one-time costs associated with the process of separating Palm's infrastructure from 3Com, were completed in the first quarter of fiscal year 2002.

Restructuring Charges

During the second quarter of fiscal year 2002, we initiated a series of restructuring actions intended to align our cost structure with our business operations in order to return us to profitability. The fiscal year 2002 restructuring charges consist of workforce reduction costs and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. When this restructuring program is fully implemented, we expect pre-tax savings in operating expenses of approximately $50-60 million per year. These fiscal year 2002 actions are in addition to the cost reduction actions announced and begun in the fourth quarter of fiscal year 2001.

The following describes the restructuring actions initiated during the second quarter of fiscal year 2002:

      o We recorded a workforce reduction charge of approximately $14.0 million, primarily related to severance, benefits and related costs. This charge relates to the reduction of approximately 250 regular employees across all geographic regions.

      o We recorded a charge of $7.8 million for excess facilities. The charge consisted of lease commitments for facilities which Palm is exiting or will not occupy, net of anticipated sublease proceeds, and property and equipment that was disposed of or removed from service.

The restructuring charges initiated in the fourth quarter of fiscal year 2001 consisted of carrying and development costs related to the land on which we had previously planned to build our future headquarters facility, excess facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction across all geographic regions and discontinued project costs. These workforce reductions affected approximately 300 regular employees. During the first two quarters of fiscal year 2002, we recorded charges totaling $4.1 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001. As of November 30, 2001, approximately 260 regular employees have been terminated pursuant to the fiscal year 2001 cost reduction actions.

We expect to complete substantially all of the cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 during the remainder of fiscal year 2002. We cannot assure that our current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Interest and Other Income, Net

Interest and other income, net was $0.5 million and $3.5 million for the second quarter and the first six months of fiscal year 2002, respectively, compared to $12.7 million and $26.0 million for the same period in fiscal year 2001. Interest and other income primarily consist of interest income on our cash balances offset by amortization of financing costs. The decline in interest and other income was the result of lower cash balances, reduced interest rates on investments, and the amortization of costs related to the line of credit that we obtained in the first quarter of fiscal year 2002.

Income Tax Provision

The effective tax rate for the second quarter and first six months of fiscal year 2002 was 32.0% of the loss before income taxes as compared to 46.0% of the income before income taxes for the second quarter and first six months of fiscal year 2001. The decrease in the effective tax rate was primarily due to losses in a foreign subsidiary where no tax benefit was recorded.

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2001 were $242.0 million, compared to $513.8 million at June 1, 2001. The decrease of $271.8 million for the six months ended November 30, 2001 was attributable to cash used in operating activities of $258.5 million and cash used in investing activities of $13.8 million, offset by cash provided by financing activities of $0.5 million.

Cash used by operating activities consisted of the net loss of $57.6 million, a $91.6 million decrease in accounts payable, a $116.9 million decrease in accrued liabilities, a $14.8 million increase in accounts receivable, and an increase of $34.4 million in deferred tax assets. Cash used by investing activities of $13.8 million related to the purchase of property and equipment.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements under the agreement including restrictions relating to cash dividends.

On December 7, 2001, we issued a $50.0 million, 5.0% convertible note due in 2006. The note is convertible into our common stock at $4.63 per share. We may force a conversion at any time beyond one year of the closing, provided our common stock has traded above $7.13 per share for a defined period of time.

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

     The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market to successfully compete. For example, in the fourth quarter of fiscal year 2001, we introduced our m500 and m505 handheld device products that feature a Secure Digital expansion slot. The production release for these products was delayed and production volumes ramped later than we had originally expected, which negatively impacted our fourth quarter revenues and operating results. We cannot assure you that we will be able to introduce new products on a timely or cost-effective basis or that customer demand for our products will meet our expectations. In addition, Microsoft has recently released Windows XP, a new version of its operating system for desktop and laptop computers, and Apple has recently released a new version of its Mac OS desktop and laptop operating system. Demand for our products could be adversely affected if it is discovered that our products do not interoperate fully with these new operating systems, and additional development and technical support resources could be required to fix any incompatibilities which arise that could adversely affect our results of operations.

     Because the sales and marketing life cycle of our handheld solutions is generally 12 to 18 months or less, we must:

      o continue to develop updates to our Palm platform, new handheld devices and new wireless services, or our existing products and services will quickly become obsolete;

      o manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

      o manage the timing of new product introductions to meet seasonal market demands;

      o     manage the levels of inventories to minimize inventory write-offs;
            and

      o adjust the prices of our products and services over the course of their life cycles in order to increase or maintain customer demand for these products and services.

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

     The demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new, variations in economic conditions and relatively short product life cycles. As we introduce and support additional handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

o If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories, increased returns and price promotion actions each of which could result in lower revenue or lower gross margins. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins and increased cash usage. For example, in our fourth quarter of fiscal year 2001, our sales were lower than we had previously forecasted. Because demand was lower than the manufacturing quantities to which we had previously committed, our inventory balances and inventory commitments were higher than our forecasted future sales for certain products. In the fourth quarter of fiscal year 2001, we took a charge of $268.9 million for excess inventory and related costs. We also implemented pricing actions in order to assist our channel customers in selling their Palm product inventory. These pricing actions lowered our revenue and gross margins.

o If we do not correctly anticipate declines in demand, our future results of operations, liquidity and capital resources may be impacted. For instance, in the fourth quarter of fiscal year 2001, we experienced a sudden and unanticipated significant decrease in demand for our products. As a result, we incurred a charge to cost of revenues of $268.9 million in the fourth quarter of fiscal year 2001 related to excess inventory and related costs, including $124.7 million for non-cancelable component commitments which impact cash flow in fiscal year 2002. In addition, due to this decrease in demand for our products, we experienced reduced revenues, an operating loss and negative cash flow from operations in the first and second quarter of fiscal year 2002. We initiated cost reduction actions in the fourth quarter of fiscal year 2001 and the second quarter of fiscal year 2002. These actions reduced our cost structure for fiscal year 2002. However, if the decrease in demand continues or worsens, we will continue to experience decreased revenues and will experience operating losses and negative cash flow from operations until such time as we are able to realize the benefit of additional reductions in our operating cost structure or until demand recovers.

o If demand increases beyond what we forecast, we may have to increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand. For example, in the first three quarters of fiscal year 2001, we experienced shortages of some key components, which resulted in an inability to meet customer demand for some of our products.

o Rapid increases or decreases in production levels could result in higher costs for manufacturing, supply of components and other expenses. These higher costs could lower our profits. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also lower our profits.

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

     Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

o Seasonality. Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. This seasonality is due to consumer buying being traditionally lower in these quarters. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

o Fluctuations in Operating Expenses. We have embarked on a cost reduction and restructuring program which is lowering overall expenses. The cost reduction and restructuring program includes actions taken or announced in the fourth quarter of fiscal year 2001 and second quarter of fiscal year 2002. These actions include workforce reductions, actions taken to consolidate or reduce facilities, and cancellation of certain projects. To the extent that we are not able to achieve the planned expense reductions, our operating results and ability to operate the business could be adversely impacted. It is possible that additional changes in the economy, in competition, or in our business may necessitate additional restructuring activities and expenses in the future that may affect our operating results and our business could be adversely impacted.

o Economic Conditions. Demand for Palm's products and services by consumers, individual business users as well as by enterprise customers is effected by economic conditions. For example, beginning in the fourth quarter of fiscal year 2001, Palm's business has been impacted globally by an economic slowdown. In the current economic environment, demand is difficult to predict and revenue could fluctuate significantly from our forecasts. The terrorist attacks in the United States that occurred in September 2001 add further uncertainty to worldwide economic forecasts, including both end-user and enterprise demand.

o Revenue Mix and Pricing. Our profit margins differ among the handheld device, Palm platform licensing and wireless services parts of our business. In addition, the product mix and sales prices of our device products affect profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter depend in part on the timing of new product introductions and the relative demand for different products in our product offerings. From time to time, we offer price protection and other pricing and promotion programs to our resellers in connection with reductions in the prices of certain of our products, which may result in lower gross margins. We cannot anticipate with certainty when we will need to take these pricing and promotion actions, and our profit margins will fluctuate from quarter to quarter depending on the timing of such actions. In addition, as our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate.

o New Product Introductions and Transitions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. For example, in the fourth quarter of fiscal year 2001 our sales were negatively impacted by the delay of the volume availability of the m500 and m505 devices because potential purchasers postponed buying certain other products in anticipation of the new products. In addition, we cannot predict the timing of new product and service introductions from our competitors or the level of market acceptance they will achieve. As a result, if a competitor introduces a product, users may delay purchasing our products while they wait for the release of our competitor's product or purchase our competitor's product instead of ours, which would cause our quarterly operating results to fluctuate unexpectedly.

o Quarterly Linearity of Revenues. Depending on the timing of product introductions, production, consumer demand, and competitive and economic factors, the linearity of our sales within a quarter can fluctuate widely. For example in the third and fourth quarters of fiscal year 2001, we shipped a significant percentage of our quarterly revenues in the third month of each quarter. When we ship a high percentage of our quarterly revenues near the end of the quarter, we are subject to risks such as unexpected disruptions in component availability, manufacturing, order management, information systems and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected. In addition, shipping a significant portion of the quarterly revenues near the end of the quarter could also cause our channel customers to delay placing new orders until later in the following quarter when they have reduced their inventory levels. This makes projecting quarterly results difficult.

o Use of Purchase Orders with Customers. We rely on one-time purchase orders rather than long-term purchase contracts with many of our customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

o Product Introductions by Our Licensees. We derive licensing revenue from the sale of products by our licensees. Because we cannot predict with certainty the timing of new product introductions by our licensees or the level of market acceptance such products will achieve, it is difficult to predict the level of licensing revenue in a particular quarter. If one of our licensees fails to introduce a new product on its anticipated schedule or at all, our quarterly operating results could suffer. In addition, increased demand for our licensees' products could negatively impact sales of our handheld devices, which could adversely impact our operating results.

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

     We depend on Flextronics to manufacture most of our device products at its facilities in Mexico and Hungary, and the rest of our device products are manufactured by MSL at its Minnesota facility. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks:

o     unexpected increases in manufacturing costs;

o less ability to rapidly adjust build plans in response to changing demand forecasts;

o interruptions in shipments if one of our manufacturers is unable to complete production;

o     less ability to control quality of finished device products;

o     less ability to control delivery schedules;

o     unpredictability of manufacturing yield;

o     potential lack of adequate capacity; and

o potential inability to control component availability and purchase commitments.

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

     Our U.S. manufacturing and distribution are physically separated. This requires additional lead-time to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes that quarter, which may negatively impact our results of operations.

     Disruption in air transportation as a result of the terrorist attacks in the United States in September 2001 and further enhanced security measures in response to the attacks may cause transportation delays and increases in our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions continue or increase, our results of operations could be adversely impacted.

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

     Most of our revenues depend on the commercial success of our Palm handheld devices, which comprise the primary product line that we currently offer. Expansion of the Palm platform licensing and wireless services parts of our business have generated a small percentage of our revenues. If revenues from our device business fail to meet expectations, our other business activities will likely not be able to compensate for this shortfall. For the second quarter of fiscal year 2002, revenues from sales of devices and accessories constituted approximately 94% of our revenues.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenues from these customers could harm our results of operations.

     A significant portion of our revenues comes from only a small number of customers. For example, in the second quarter of fiscal year 2002, Office Depot represented approximately 10.6% and Ingram Micro represented approximately 7.6% of our revenues. We expect that a significant portion of our revenues will continue to depend on sales of our handheld devices to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

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

o Our handheld computing device products compete with a variety of smart handheld devices, including keyboard based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include Casio, Compaq, Hewlett-Packard, Nokia, Research in Motion Limited ("RIM"), and AOL Time Warner (which resells RIM devices), Sharp and Palm platform licensees such as HandEra (formerly TRG), Handspring, Kyocera, Samsung and Sony. In addition, companies such as Matsushita, NEC and Toshiba as well as several smaller companies in Asia and Europe have announced handheld devices they intend to sell.

o Our Palm platform competes primarily with operating systems such as Microsoft's Windows CE for sub-PC computers, Microsoft's Pocket PC, Symbian's EPOC for wireless devices, proprietary operating systems from companies such as Sharp Electronics, and more recently operating systems based on Linux. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system, and may elect not to use the Palm platform and instead use an alternative operating system, in which case we may not be able to increase our revenues from licensing the Palm platform or expand the proliferation of the Palm economy. For example, Palm and Nokia have jointly decided to discontinue the development of a previously planned product.

o Our wireless services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless access, information appliances that provide wireless connectivity and other traditional and developing methods. Competitors to our wireless services include Go America, OmniSky (which recently announced its proposed acquisition by Earthlink), RIM and potentially other device manufacturers such as Sony who offer Internet services. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner and Earthlink, to local phone companies and telecommunications carriers. Wireless email that can synchronize with corporate mail servers is an important offering to many enterprise customers. RIM currently has such an email offering, and while we are developing such an offering, we cannot be certain that our development efforts in this area will be successful or that any product offering we did develop would compete favorably in the market.

     We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, Microsoft recently introduced a new version of its Pocket PC operating system. We believe that Microsoft is investing aggressively to assist its licensees in marketing handheld computers based on Microsoft's handheld operating systems. Moreover, Microsoft has announced its .Net and My.Net Internet initiatives. If the products and services proposed in these initiatives and similar initiatives announced by other companies are successful in the market, the demand for products based on our technologies could decrease. Software layer technologies such as Java and Microsoft's .Net Compact Framework might reduce our ability to attract software developers and differentiate our products. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as the Pocket PC and RIM devices or devices offered by our licensees, such as Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

If we fail to effectively respond to competition from products introduced by licensees of our Palm platform or if our licensees fail to sell products based on the Palm platform, our results of operations may suffer.

     The near term success of our business depends on both the sale of handheld device products and the licensing of our Palm platform. However, licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition to Handspring and Sony, our Palm platform has been licensed by other manufacturers such as Kyocera and Samsung for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our handheld devices suffer because of competition from licensees of our Palm platform, our results of operations would suffer and our ability to implement our business model would be seriously challenged. In addition, our licensees may not be successful in selling products based on the Palm platform or may seek reductions in the royalties payable to us, which could harm our business and results of operations.

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

If incompatibilities among devices offered by different manufacturers prevent successful adoption of the Secure Digital standard or if the standards ratified by the Secure Digital Association are not favorable to us or third party expansion solution developers, sales of our products that include Secure Digital expansion slots, such as the m125 and m500 series devices, could be negatively impacted.

     Some device manufacturers may incorporate Secure Digital ("SD") into their products in a manner that is not fully compliant with the SD Association standards, which may result in potential compatibility problems among devices offered by different manufacturers. Furthermore, the standards ratified by the SD Association could have the effect of favoring the manufacturers whose products incorporate the ratified standards. Non-compliant development or deployment of SD expansion solutions and their functionality could prevent successful adoption of the SD standard or of non-compliant products and negatively impact our sales of our products that include SD expansion card slots, such as the m125 and m500 series devices, which could harm our business and results of operations.

If support from the electronics, software and/or publishing industries is insufficient, Secure Digital expansion solutions might be limited, which could negatively impact sales of our products that include Secure Digital expansion slots, such as the m125 and m500 series devices.

     The SD association is made up of many companies that plan to engage in the design, development, manufacture or sale of products or services which utilize the SD specifications. If these companies do not believe that there is sufficient customer demand for SD products and services, they might limit the development of products or services which utilize the SD specifications. This possible limitation on the development or deployment of SD expansion solutions and their functionality could negatively impact our sales of our products that include SD expansion slots, such as the m125 and m500 series devices, which could harm our business and results of operations.

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

We recently separated our business into two independent businesses by transferring our Palm platform and licensing business to a separate internal subsidiary. If we fail to manage our separate businesses effectively, our on-going business prospects and overall financial performance may suffer.

     In December 2001, we separated our business into two independent businesses and formed a separate internal subsidiary to contain our Palm platform and licensing business. We have modified our business practices, financial and managerial controls, reporting systems and procedures to implement the formation and operation of this subsidiary. The separate management of this subsidiary could result in the diversion of capital and our attention away from other business issues or opportunities, which could adversely affect our overall business. We cannot be certain that we will be able to effectively implement and manage these two independent businesses or that each of the businesses can successfully run its own independent operations. We previously operated as a single integrated company, and we may not have the requisite expertise to successfully manage independently run businesses. There could be additional changes in the management teams as the teams begin to operate independently, thereby causing further disruption in both the specific business and our combined operations. Failure to effectively implement and manage this separation or to properly manage two independent business operations or failure of the two businesses to sustain efficient operations or to successfully implement their business strategies could cause deterioration in our revenues, compromise our on-going business prospects and impair our overall financial performance.

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

     We must continue to adapt our wireless services strategy to compete in the rapidly evolving wireless services market. We currently offer a subscription-based wireless access service that enables users of the Palm VII family of handheld devices to access web-clipped content on the Internet. We recently announced that as of January 2002, our MyPalm portal will no longer offer wireless personal information management services. Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless services provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. Accordingly, it is extremely difficult to predict which products and services will be successful in this market or the future size and growth of this market. In addition, given the limited history and rapidly evolving nature of this market, we cannot predict the price that wireless subscribers will be willing to pay for these products and services. If acceptance of our wireless services and solutions is less than anticipated, our results from operations could be impacted.

We may not be able to deliver or expand wireless access if our wireless carrier raises its rates, discontinues doing business with us or does not deliver acceptable service or if we fail to provide our devices or services on additional carrier networks, including networks in international markets.

     The future success of our wireless services business substantially depends on the geographic coverage, capacity, affordability, reliability and security of wireless networks. Only a small number of wireless providers offer the network services we require. We currently rely on Cingular Wireless (formerly BellSouth Wireless Data) to provide all of our Palm VII and Palm VIIx handheld wireless network services pursuant to an agreement. Our agreement with Cingular Wireless permits each party to terminate the agreement on an annual basis. If Cingular Wireless failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users. If Cingular Wireless delivers unacceptable service, the quality of our wireless services would suffer and we would likely lose users who are dissatisfied with our service. For example, we are aware that Cingular Wireless, like other wireless carriers, has experienced service outages from time to time in their wireless data network. In addition, our Palm VII series of products are configured around the frequency standard used by Cingular Wireless. If we needed to switch to another wireless carrier, we would have to redesign significant portions of our software and hardware to permit transmission on a different frequency. Users of Palm VII series products existing before the redesign would not be able to access the service provided by the new wireless carrier. If we were required to redesign these elements, our business could be adversely affected.

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

     Our future success depends to a significant extent on the continued contribution of our key executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. The loss of services of key employees could adversely affect our business, operating results or financial condition. In addition, recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. Further, our common stock price per share has been, and may continue to be, extremely volatile. When our common stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, we must carefully balance the size of our employee base with our anticipated revenue base. If our revenue or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

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

     In addition, since the resignation of our former chief executive officer, our board of directors and current chief executive officer have been conducting a search for a new chief executive officer. The search for a new chief executive officer could result in the diversion of management's attention away from other business issues and operations, which could adversely affect our business. Furthermore, the transition to a new chief executive officer could be disruptive to our business operations and harm our business.

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

     On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit ("CAFC"). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. We filed a Notice of Appeal on December 21, 2001. We may not be successful in our appeal of the court's ruling. Xerox might seek from the court an injunction prohibiting the manufacture or sale of products using the Graffiti handwriting recognition system, and we might be required to pay Xerox significant damages or license fees.

     On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. No trial date has been set.

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

     On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. The Court has set the case for trial beginning March 11, 2003. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. In September 2001, Kessel Electronics (H.K.) Limited filed papers in Hong Kong seeking to liquidate the company pursuant to section 228A of the Hong Kong Companies Ordinance.

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

     Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. In addition, several of the facilities where our devices are manufactured and distributed are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

o     changes in foreign currency exchange rates;

o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

o     trade protection measures and import or export licensing requirements;

o     potentially negative consequences from changes in tax laws;

o     difficulty in managing widespread sales and manufacturing operations;

o difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and

o     less effective protection of intellectual property.

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

     Within the last two years, we have acquired ThinAirApps, Inc., certain assets of Be Incorporated, peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc., and Actual Software Corporation. We evaluate other acquisition opportunities that could provide us with additional product or services offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. For example, in the fourth quarter of fiscal year 2001, we had to record a charge of approximately $47.7 million in connection with the impairment of certain intangibles as a result of our reduced expectations for revenues and cashflows from web calendaring associated with our acquisition of AnyDay. These transactions may result in the diversion of capital and management's attention away from other business issues and opportunities. In addition, we have made strategic venture investments in other companies which provide products and services which are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

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

Our flexibility to operate our business may be constrained by the requirements of our credit facility.

     In June 2001, we obtained a two-year asset-backed, borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit. The terms of our credit facility requires us to obtain the prior consent of our lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders' consent, we will be unable to take certain actions and our business may suffer. In addition, the credit facility confers additional rights on our lenders in the event of a default which could cause us to suffer adverse financial and business consequences. To date, we have not drawn on our credit facility.

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

     Conflicts of interest could arise between 3Com and us in a number of areas relating to our past and ongoing relationships, including:

o     tax and indemnification matters arising from our separation from 3Com;

o     intellectual property matters; and

o     employee recruiting.

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

     Our common stock has been publicly traded since March 2, 2000. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

o     quarterly variations in our operating results;

o changes in revenues or earnings estimates or publication of research reports by analysts;

o     speculation in the press or investment community;

o strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;

o     actions by institutional stockholders;

o     general market conditions; and

o     domestic and international economic factors unrelated to our performance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Palm's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of November 30, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of November 30, 2001, all investments mature within 90 days and are carried at cost, which approximates fair market value.

Foreign Currency Exchange Rate Risk

Through the second quarter of fiscal year 2002, substantially all of Palm's sales were denominated in U.S. dollars and we did not hold derivative financial instruments. Palm will begin denominating its sales to certain European customers in the Euro and the Great British Pound in the third quarter of fiscal year 2002. We will hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using derivative financial instruments, including foreign exchange forward contracts. We do not intend in the future to utilize derivative financial instruments for trading purposes.

Equity Price Risk

We have invested approximately $13.2 million in other companies as of November 30, 2001. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience material declines in the value of our investments in publicly traded and privately held companies or even lose the initial value of our investments in both privately held and publicly traded companies.

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and 3Com Corporation, Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled "Unistrokes for Computerized Interpretation of Handwriting." The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit ("CAFC"). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox's motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001.

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti's "Royal daVinci" handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. The Court has set the case for trial beginning March 11, 2003. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink's "NEXUS OS" source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. In September 2001, Kessel Electronics (H.K.) Limited filed papers in Hong Kong seeking to liquidate the company pursuant to section 228A of the Hong Kong Companies Ordinance.

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

On February 28, 2000, E-Pass Technologies, Inc. filed suit against "3Com, Inc." in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled "Method and Device for Simplifying the Use of Credit Cards, or the Like." The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit, captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleged that Palm's directors breached fiduciary duties by not having Palm's public shareholders approve Palm's 1999 director stock option plan. The 1999 director plan was approved prior to Palm's March 2000 initial public offering by 3Com Corporation, Palm's sole shareholder at the time. The complaint alleged that Palm was required to seek approval for the plan by shareholders after the initial public offering. Plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm's 2001 director stock option plan and by making misrepresentations in Palm's September 2001 proxy statement. Plaintiff has not specified the amount of damages he may seek. The case is in discovery. No trial date has been set.

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

Starting on June 20, 2001, Palm, several of its officers, and a director were named as defendants in purported securities class action lawsuits filed in federal district court for the Southern District of New York. The first of these lawsuits is captioned Weiner v. Palm, Inc., et al., No. 01 CV 5613. The complaints assert that the prospectus from Palm's March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and
Section 20(a) of the Securities Exchange Act of 1934, as amended. The complaints also name as defendants the underwriters for Palm's initial public offering. Palm, its officers and the director have not responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An Amended Complaint was filed and served on Palm on August 15, 2001. The Amended Complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or "floating voltage," from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. Plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Palm's answer was filed on October 1, 2001. The parties have engaged in discovery. No trial date has been set.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, Olivetti, and Connelly litigation.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders on October 11, 2001, the following proposals were adopted:

Proposal I

Election of Directors

                       Total Votes For    Total Votes Withheld
Director               Each Director      From Each Director

Gordon A. Campbell      450,979,488           22,650,998
Susan G. Swenson        451,028,057           22,602,429

As a result, Mr. Campbell and Ms. Swenson were re-elected as directors of the Company. In addition, the term of office of each of the following directors continued after the Annual Meeting of Stockholders: Eric A. Benhamou, Jean-Jacques Damlamian, David C. Nagel, Carl J. Yankowski, Michael Homer and Gareth C.C. Chang.

Proposal II

To approve the 1999 Stock Plan, as amended.

Votes For              Votes Against      Votes Abstained

399,009,792            59,683,941         14,936,753


Proposal III

To approve the 2001 Stock Option Plan for Non-Employee Directors.

Votes For              Votes Against      Votes Abstained

404,758,116            54,023,389         14,848,981


Proposal IV

To approve the Performance Based Bonus Plan.

Votes For              Votes Against      Votes Abstained   Broker Non-Votes

191,378,471            19,258,372         14,470,991        248,522,652


Proposal V

To ratify the appointment of Deloitte & Touche LLP as independent public accountants.

Votes For              Votes Against      Votes Abstained

446,734,045            13,227,410         13,669,031

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

 Exhibit
 Number           Description
 -------          -----------
  2.1(1)          Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
  2.2(2)          General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
  2.3(2)          Master Technology Ownership and License Agreement between
                  3Com and the registrant.
  2.4(2)          Master Patent Ownership and License Agreement between 3Com and the registrant.
  2.5(2)          Master Trademark Ownership and License Agreement between 3Com and the registrant.
  2.6(2)          Employee Matters Agreement between 3Com and the registrant.
  2.7(2)          Tax Sharing Agreement between 3Com and the registrant.
  2.8(2)          Master Transitional Services Agreement between 3Com and the registrant.
  2.9(2)          Real Estate Matters Agreement between 3Com and the registrant.
  2.10(2)         Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11(2)         Indemnification and Insurance Matters Agreement between 3Com and the registrant.
  2.12(1)         Form of Non-U.S. Plan.
  3.1(1)          Amended and Restated Certificate of Incorporation.
  3.2(9)          Amended and Restated Bylaws.
  3.3(5)          Certificate of Designation of Rights, Preferences and Privileges of Series A
                  Participating Preferred Stock.
  4.1             Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
  4.2             Specimen Stock Certificate.
  4.3(5)          Preferred Stock Rights Agreement between the Registrant and
                  Fleet National Bank.
  4.4 +           5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.
 10.1(9)          1999 Stock Plan, as amended.
 10.2(1)          Form of 1999 Stock Plan Agreements.
 10.3(1)          1999 Employee Stock Purchase Plan.
 10.4(1)          Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(3)          Amended and Restated 1999 Director Option Plan.
 10.6(1)          Form of 1999 Director Option Plan Agreements.
 10.7(1)          Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)          Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
 10.9(1)**        RAM Mobile Data USA Limited Partnership Value Added Reseller
                  Agreement between RAM Mobile Data USA Limited Partnership (now
                  Cingular Wireless) and the registrant.

 10.10(1)**       Supply Agreement between Manufacturers' Services Salt Lake City
                  Operations, Inc. and the registrant.
 10.11(1)         Common Stock Purchase Agreement between America Online (now AOL Time Warner)
                  and the registrant.
 10.12(1)         Common Stock Purchase Agreement between Motorola and the registrant.
 10.13(1)         Common Stock Purchase Agreement Between Nokia and the registrant.
 10.14(1)         Form of Management Retention Agreement.
 10.15(4)         Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
 10.16(6)         Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as
                  supplemented.
 10.17(6)         Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe
                  Generale and certain other parties.
 10.18(6)         Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
 10.19(7)**       First Amendment to Supply Agreement between Manufacturers' Services Salt Lake City
                  Operations, Inc. and the registrant.
 10.20(8)         Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.
 10.21(8)         Termination Agreement, dated as of May 31, 2001, between the registrant, Societe
                  Generale Financial Corporation, Societe Generale and certain other parties.
 10.22(9)+        Loan and Security Agreement by and among the registrant, Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of June 25, 2001.
 10.23(9)+        Amendment Number One to Loan Agreement by and among the registrant, Foothill
                  Capital Corporation, Heller Financial, Inc. and The CIT Group/Business
                  Credit, Inc. dated as of August 6, 2001.
 10.24(9)         Employment Offer Letter for David C. Nagel dated September 13, 2001.
 10.25 +          Agreement and General Release of All Claims between the registrant and
                  Carl J. Yanowski dated as of November 8, 2001.
 10.26 +          Convertible Note Purchase Agreement dated December 6, 2001.
 10.27 +          Registration Rights Agreement dated as of December 6, 2001.
 10.28 +          Amendment Number Two to Loan Agreement by and among the registrant, Foothill
                  Capital Corporation, Heller Financial, Inc. and The CIT Group/Business
                  Credit, Inc. dated as of November 2001.
 10.29 +          Loan Agreement by and among Palm Europe Limited, Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.30 +          Guarantee and Debenture by and between Palm Europe Limited and
                  Foothill Capital Corporation dated as of November 30, 2001.
 10.31            General Continuing Guaranty by the registrant in favor of Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.32            Share Charge by and between Palm Ireland Investment and Foothill
                  Capital Corporation dated as of November 30, 2001.
 10.33 +          Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital
                  Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.34            Guarantee and Debenture by and between Palm Global Operations
                  Limited and Foothill Capital Corporation dated as of January 7, 2002.

 10.35            General Continuing Guaranty by the registrant in favor of Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.36            Share Charge by and between Palm Ireland Investment and Foothill
                  Capital Corporation dated as of November 30, 2001.

(1)- Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.

(3)- Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(4)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.

(5)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000

(6)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000

(7)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 11, 2001.

(8)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 15, 2001.

(9)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 15, 2001.

** -  Confidential treatment granted on portions of this exhibit.

+ - Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)   Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the second quarter of fiscal year 2002:

1. On November 9, 2001, Palm filed a Current Report on Form 8-K reporting under
Item 5 of Form 8-K that on November 8, 2001 Palm issued a press release entitled "Palm CEO Carl Yankowski Resigns; Chairman Eric Benhamou to Serve as CEO; Palm Platform Separation in Final Phase; Company Confirms Previous Q2 Revenue Guidance."

---------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Palm, Inc.
                                          (Registrant)


Dated: January 14, 2002           By:     /s/ Judy Bruner
      ---------------------          -------------------------------------------
                                          Judy Bruner
                                          Senior Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                INDEX OF EXHIBITS

 Exhibit
 Number           Description
 -------          -----------
  2.1(1)          Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
  2.2(2)          General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
  2.3(2)          Master Technology Ownership and License Agreement between
                  3Com and the registrant.
  2.4(2)          Master Patent Ownership and License Agreement between 3Com and the registrant.
  2.5(2)          Master Trademark Ownership and License Agreement between 3Com and the registrant.
  2.6(2)          Employee Matters Agreement between 3Com and the registrant.
  2.7(2)          Tax Sharing Agreement between 3Com and the registrant.
  2.8(2)          Master Transitional Services Agreement between 3Com and the registrant.
  2.9(2)          Real Estate Matters Agreement between 3Com and the registrant.
  2.10(2)         Master Confidential Disclosure Agreement between 3Com and the registrant.
  2.11(2)         Indemnification and Insurance Matters Agreement between 3Com and the registrant.
  2.12(1)         Form of Non-U.S. Plan.
  3.1(1)          Amended and Restated Certificate of Incorporation.
  3.2(9)          Amended and Restated Bylaws.
  3.3(5)          Certificate of Designation of Rights, Preferences and Privileges of Series A
                  Participating Preferred Stock.
  4.1             Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
  4.2             Specimen Stock Certificate.
  4.3(5)          Preferred Stock Rights Agreement between the Registrant and
                  Fleet National Bank.
  4.4 +           5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.
 10.1(9)          1999 Stock Plan, as amended.
 10.2(1)          Form of 1999 Stock Plan Agreements.
 10.3(1)          1999 Employee Stock Purchase Plan.
 10.4(1)          Form of 1999 Employee Stock Purchase Plan Agreements.
 10.5(3)          Amended and Restated 1999 Director Option Plan.
 10.6(1)          Form of 1999 Director Option Plan Agreements.
 10.7(1)          Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
 10.8(1)          Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
 10.9(1)**        RAM Mobile Data USA Limited Partnership Value Added Reseller
                  Agreement between RAM Mobile Data USA Limited Partnership (now
                  Cingular Wireless) and the registrant.
 10.10(1)**       Supply Agreement between Manufacturers' Services Salt Lake City
                  Operations, Inc. and the registrant.
 10.11(1)         Common Stock Purchase Agreement between America Online (now AOL Time Warner)
                  and the registrant.
 10.12(1)         Common Stock Purchase Agreement between Motorola and the registrant.

 10.13(1)         Common Stock Purchase Agreement Between Nokia and the registrant.
 10.14(1)         Form of Management Retention Agreement.
 10.15(4)         Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
 10.16(6)         Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
 10.17(6)         Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe
                  Generale and certain other parties.
 10.18(6)         Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
 10.19(7)**       First Amendment to Supply Agreement between Manufacturers' Services Salt Lake
                  City Operations, Inc. and the registrant.
 10.20(8)         Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as
                  supplemented.
 10.21(8)         Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale
                  and certain other parties.
 10.22(9)+        Loan and Security Agreement by and among the registrant, Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of June 25, 2001.
 10.23(9)+        Amendment Number One to Loan Agreement by and among the registrant, Foothill
                  Capital Corporation, Heller Financial, Inc. and The CIT Group/Business
                  Credit, Inc. dated as of August 6, 2001.
 10.24(9)         Employment Offer Letter for David C. Nagel dated September 13, 2001.
 10.25 +          Agreement and General Release of All Claims between the registrant and
                  Carl J. Yanowski  dated as of November 8, 2001.
 10.26 +          Convertible Note Purchase Agreement dated December 6, 2001.
 10.27 +          Registration Rights Agreement dated as of December 6, 2001.
 10.28 +          Amendment Number Two to Loan Agreement by and among the registrant, Foothill
                  Capital Corporation, Heller Financial, Inc. and The CIT Group/Business
                  Credit, Inc. dated as of November 2001.
 10.29 +          Loan Agreement by and among Palm Europe Limited, Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.30 +          Guarantee and Debenture by and between Palm Europe Limited and
                  Foothill Capital Corporation dated as of November 30, 2001.
 10.31            General Continuing Guaranty by the registrant in favor of Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.32            Share Charge by and between Palm Ireland Investment and Foothill
                  Capital Corporation dated as of November 30, 2001.
 10.33 +          Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital
                  Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.34            Guarantee and Debenture by and between Palm Global Operations
                  Limited and Foothill Capital Corporation dated as of January 7, 2002.
 10.35            General Continuing Guaranty by the registrant in favor of Foothill Capital
                  Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc.
                  dated as of November 30, 2001.
 10.36            Share Charge by and between Palm Ireland Investment and Foothill
                  Capital Corporation dated as of November 30, 2001.

(1)- Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 10, 2000.

(3)- Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(4)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 12, 2000.

(5)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000

(6)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000

(7)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 11, 2001.

(8)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 15, 2001.

(9)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 15, 2001.

**-   Confidential treatment granted on portions of this exhibit.

+- Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.