Form 10-Q/A
period 2001-11-30
PALM INC
filed 2002-02-26
CIK 1100389

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

Yes ☒   No ☐

As of December 28, 2001, 577,508,708 shares of the Registrant’s Common Stock were outstanding.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Description

2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.6(2)	Employee Matters Agreement between 3Com and the registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the Registrant and Fleet National Bank.

4.4(10)†	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1(9)	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3(1)	1999 Employee Stock Purchase Plan.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

2

Exhibit Number	Description

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.14(1)	Form of Management Retention Agreement.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9)†	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9)†	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(10)†	Agreement and General Release of All Claims between the registrant and Carl J. Yanowski dated as of November 8, 2001.

10.26(10)†	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(10)†	Registration Rights Agreement Dated as of December 6, 2001.

10.28(10)†	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 2001.

10.29(10)†	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

3

Exhibit Number		Description

10.30	(10)†	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31	(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32	(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33	(10)†	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34	(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35	(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36	(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37	†
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 10, 2000.

(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 12, 2000.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on November 22, 2000.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 1, 2000.

(7)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 11, 2001.

(8)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 15, 2001.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 15, 2001.

(10)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on January 14, 2002.

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)
Dated: February 26, 2002

	By:	/s/ JUDY BRUNER Judy Bruner Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

5

INDEX OF EXHIBITS

Exhibit Number	Description

2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.6(2)	Employee Matters Agreement between 3Com and the registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the Registrant and Fleet National Bank.

4.4(10)†	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1(9)	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3(1)	1999 Employee Stock Purchase Plan.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

Exhibit Number	Description

10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.14(1)	Form of Management Retention Agreement.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9)†	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9)†	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(10)†	Agreement and General Release of All Claims between the registrant and Carl J. Yanowski dated as of November 8, 2001.

10.26(10)†	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(10)†	Registration Rights Agreement Dated as of December 6, 2001.

10.28(10)†	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 2001.

10.29(10)†	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30(10)†	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

Exhibit Number	Description

10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33(10)†	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37†
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.

(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 10, 2000.

(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 12, 2000.

(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on November 22, 2000.

(6)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 1, 2000.

(7)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 11, 2001.

(8)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 15, 2001.

(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 15, 2001.

(10)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on January 14, 2002.

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.