Form 10-Q
period 2002-03-01
PALM INC
filed 2002-04-15
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 1, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-29597

Palm, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5470 Great America Parkway, Santa Clara, California	95052
(Address of principal executive offices)	(Zip Code)

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
Yes ☒   No ☐

As of March 29, 2002, 579,270,797 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 60 pages of which this page is number 1.

PALM, INC.

HotSync and Palm OS are registered trademarks, and MyPalm and Palm are trademarks of Palm, Inc. or its subsidiaries.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PALM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Revenues	$292,651	$470,849	$797,548	$1,394,017
Costs and operating expenses:
Cost of revenues	207,541	317,276	595,200	897,693
Cost of revenues-charge (reduction) for special excess inventory and related costs	(28,265)	—	(86,415)	—
Sales and marketing	56,313	81,949	182,617	247,779
Research and development	33,562	43,324	111,031	113,672
General and administrative	14,873	23,347	42,508	68,703
Amortization of goodwill and intangible assets (*)	3,347	8,995	9,184	23,222
Restructuring charges	—	—	25,988	—
Legal settlements	—	6,250	—	6,250
Separation costs	—	2,177	376	4,794
Purchased in-process technology	—	—	—	853

Total costs and operating expenses	287,371	483,318	880,489	1,362,966

Operating income (loss)	5,280	(12,469)	(82,941)	31,051
Interest and other income (expense), net	(945)	11,419	2,513	37,407

Income (loss) before income taxes	4,335	(1,050)	(80,428)	68,458
Income tax provision (benefit)	1,387	886	(25,737)	32,860

Net income (loss)	$2,948	$(1,936)	$(54,691)	$35,598

Net income (loss) per share:
Basic	$0.01	$0.00	$(0.10)	$0.06
Diluted	$0.01	$0.00	$(0.10)	$0.06
Shares used in computing net income (loss) per share amounts:
Basic	576,769	566,463	570,814	565,853
Diluted	577,382	566,463	570,814	568,717

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$1,763	$933	$4,543	$2,421
Sales and marketing	—	162	11	482
Research and development	1,551	7,897	4,586	20,316
General and administrative	33	3	44	3

Total amortization of goodwill and intangible assets	$3,347	$8,995	$9,184	$23,222

See notes to condensed consolidated financial statements.

PALM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 1, 2002	June 1, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$285,645	$513,769
Accounts receivable, net of allowance for doubtful accounts of $10,539 and $14,899, respectively	98,323	115,342
Inventories	50,564	107,813
Deferred income taxes	64,376	154,362
Prepaids and other	14,918	12,867

Total current assets	513,826	904,153
Property and equipment, net	217,007	223,422
Goodwill, net	68,785	43,169
Intangible assets, net	12,932	18,218
Deferred income taxes	208,626	90,656
Other assets	18,619	17,633

Total assets	$1,039,795	$1,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$110,137	$238,235
Accrued restructuring	26,602	32,399
Other accrued liabilities	130,439	282,851

Total current liabilities	267,178	553,485

Non-current liabilities:
Long-term convertible debt	50,000	—
Deferred revenue and other	7,426	9,614

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: March 1, 2002, 577,753; June 1, 2001, 567,215	578	567
Additional paid-in capital	1,121,375	1,092,329
Unamortized deferred stock-based compensation	(7,899)	(14,929)
Accumulated deficit	(398,730)	(344,039)
Accumulated other comprehensive income (loss)	(133)	224

Total stockholders’ equity	715,191	734,152

Total liabilities and stockholders’ equity	$1,039,795	$1,297,251

See notes to condensed consolidated financial statements

PALM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 1, 2002	March 2, 2001
Cash flows from operating activities:
Net income (loss)	$(54,691)	$35,598
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,993	31,920
Amortization of deferred stock-based compensation	4,626	4,921
Deferred income taxes	(26,158)	(17,093)
Purchased in-process technology	—	853
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	17,082	(150,550)
Inventories	56,936	(78,420)
Prepaids and other	(3,604)	(11,691)
Accounts payable	(128,098)	61,461
Tax benefit from employee stock options	95	15,121
Accrued restructuring	(2,223)	—
Other accrued liabilities	(159,629)	24,353

Net cash used in operating activities	(263,671)	(83,527)

Cash flows from investing activities:
Purchase of property and equipment	(15,788)	(47,337)
Acquisition of businesses, net of cash acquired	43	(106,407)
Purchases of restricted investments	(275)	(238,337)
Purchase of equity investments	—	(12,880)

Net cash used in investing activities	(16,020)	(404,961)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,798	23,565
Repurchase of restricted stock grants	(294)	(197)
Issuance of convertible debt	50,000	—
Other, net	63	(1,144)

Net cash provided by financing activities	51,567	22,224

Change in cash and cash equivalents	(228,124)	(466,264)
Cash and cash equivalents, beginning of period	513,769	1,062,128

Cash and cash equivalents, end of period	$285,645	$595,864

Other cash flow information:
Cash refund (paid) for income taxes	$15,697	$(13,420)

Cash paid for interest	$(89)	$(21)

Non-cash investing and financing activities are as follows:
Fair value of stock options assumed in business combination	$255	$10,501

Common stock issued for acquisition of businesses	$29,607	$—

Purchase of property and equipment through capital lease	$2,436	$—

See notes to condensed consolidated financial statements

PALM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” “the Company”, “us,” “we,” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of March 1, 2002, cash flows for the nine months ended March 1, 2002 and March 2, 2001 and Palm’s results of operations for the three and nine months ended March 1, 2002 and March 2, 2001. Certain prior year balances have been reclassified to conform to the current year presentation.

On September 13, 1999, 3Com Corporation (“3Com”) announced its plan to create an independent publicly-traded company, Palm, Inc., comprised of 3Com’s handheld computing business. Palm’s legal separation from 3Com occurred on February 26, 2000, at which time Palm began to operate independently from 3Com. Palm completed its initial public offering in March 2000. Palm began incurring separation costs in the second quarter of fiscal year 2000, which were costs associated with the process of becoming a stand-alone company, including consulting and professional fees. Palm believes that separation costs related to the separation from 3Com were completed in the first quarter of fiscal year 2002.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2002 and 2001 each contain 52 weeks. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

2.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning June 1, 2002. Palm has not yet determined the impact of adoption on its financial position or results of operations.

3.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Net income (loss)	$2,948	$(1,936)	$(54,691)	$35,598
Other comprehensive income:
Unrealized loss on investments	(525)	(129)	(539)	(26)
Reclass of loss to income statement	—	—	119	—
Change in accumulated translation adjustments	16	13	63	151

Total comprehensive income (loss)	$2,439	$(2,052)	$(55,048)	$35,723

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. The dilutive effect of stock options was approximately 613,000 shares for the three months ended March 1, 2002. For the nine months ended March 1, 2002, stock options outstanding would have been anti-dilutive, and accordingly, approximately 260,000 common equivalent shares were excluded from the computation of dilutive net loss per share. For the three months ended March 2, 2001, stock options outstanding would have been anti-dilutive, and accordingly, approximately 2,045,000 common equivalent shares were excluded from the computation of dilutive net loss per share. The dilutive effect of stock options was approximately 2,864,000 shares for the nine months ended March 2, 2001.

5.	Inventories

Inventories consist of the following (in thousands):

	March 1, 2002	June 1, 2001
Finished goods	$35,554	$104,676
Work-in-process and raw materials	15,010	3,137

	$50,564	$107,813

6.	Restructuring Charges

In the second quarter of fiscal year 2002, Palm recorded restructuring charges which consisted of workforce reduction costs across all geographic regions and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. These workforce reductions affect approximately 250 regular employees. As of March 1, 2002, approximately 150 regular employees have been terminated pursuant to the fiscal year 2002 cost reduction actions. These fiscal year 2002 actions are in addition to the restructuring actions announced and begun in the fourth quarter of fiscal year 2001.

In the fourth quarter of fiscal year 2001, Palm recorded restructuring charges which consisted of carrying and development costs related to the land on which Palm had previously planned to build its future headquarters facility, excess facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affect approximately 250 regular employees, a reduction from the original estimate of 300 regular employees. During the first three quarters of fiscal year 2002, Palm recorded charges totaling $4.1 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001. As of March 1, 2002, approximately 240 regular employees have been terminated pursuant to the fiscal year 2001 cost reduction actions.

Palm expects to complete substantially all of the cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 during the remainder of fiscal year 2002. Palm cannot assure that its current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Accrued liabilities related to the second quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Restructuring expenses	$7,845	$14,044	$21,889
Cash payments	(2,166)	(7,969)	(10,135)
Write-offs	(1,967)	(34)	(2,001)

Balances, March 1, 2002	$3,712	$6,041	$9,753

As of March 1, 2002, the balance of accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Land carrying and development costs	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Balances, June 1, 2001	$1,257	$17,530	$10,984	$2,628	$32,399
Restructuring expenses	1,186	5,099	(2,186)	—	4,099
Cash payments	(2,029)	(6,769)	(7,147)	(1,788)	(17,733)
Write-offs	—	(1,400)	(25)	(491)	(1,916)

Balances, March 1, 2002	$414	$14,460	$1,626	$349	$16,849

7.	Goodwill and Other Intangible Assets – Adoption of SFAS No. 142

Palm elected early adoption of SFAS No. 142, Goodwill and Other Intangible Assets. As defined by SFAS No. 142, the Company identified two reporting units—the Solutions Group and PalmSource, Inc. (“PalmSource”) which constitute components of Palm’s business that include goodwill. As of June 2, 2001, the fair value of these two reporting units were assessed and compared to the respective carrying amounts. Upon completion of the transitional impairment test, the fair value for each of Palm’s reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

Intangible assets consist of the following (in thousands):

	Amortization Period	March 1, 2002			June 1, 2001
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core Technology	24-48 months	$18,659	$(8,861)	$9,798	$14,049	$(4,495)	$9,554
Non-Compete Covenants	6-24 months	12,759	(10,109)	2,650	11,979	(5,468)	6,511
Acquired Workforce	24-36 months	—	—	—	2,601	(1,109)	1,492
Other	36 months	710	(226)	484	710	(49)	661

Total		$32,128	$(19,196)	$12,932	$29,339	$(11,121)	$18,218

All of Palm’s intangible assets are subject to amortization except for acquired workforce which has been recorded as goodwill as of June 2, 2001.

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2002 (fourth quarter)	$3,347
2003	6,704
2004	2,135
2005	746

Total	$12,932

The changes in the carrying amount of goodwill for the nine months ended March 1, 2002 are as follows (in thousands):

	Solutions Group	PalmSource	Total
Balance as of June 1, 2001	$3,680	$39,489	$43,169
SFAS 142 adjustment, net of deferred income taxes	636	595	1,231

Balance as of June 2, 2001	4,316	40,084	44,400
Goodwill acquired during the period	13,815	10,570	24,385

Balance as of March 1, 2002	$18,131	$50,654	$68,785

Had the provisions of SFAS No. 142 been applied for the three and nine months ended March 2, 2001, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Net income (loss), as reported	$2,948	$(1,936)	$(54,691)	$35,598
Add back amortization:
Goodwill	—	6,400	—	16,303
Acquired workforce	—	402	—	1,092
Related income tax effect	—	(556)	—	(622)

Adjusted net income (loss)	$2,948	$4,310	$(54,691)	$52,371

Net income (loss) per share:
Basic and diluted net income (loss) per share, as reported	$0.01	$0.00	$(0.10)	$0.06
Add back amortization of goodwill and acquired workforce, and related income tax effect	—	0.01	—	0.03

Adjusted basic and diluted net income (loss) per share	$0.01	$0.01	$(0.10)	$0.09

8.	Business Combinations

In December 2001, Palm completed its acquisition of ThinAirApps, Inc. (“ThinAirApps”). ThinAirApps was a privately–held, New York-based developer of software enabling secure wireless access to corporate email and other critical enterprise data. As a result of the acquisition, Palm expects to benefit from the addition of ThinAirApps’ engineers to the Solutions Group business. In addition, potential benefits of the acquisition include integrating ThinAirApps’ technology into future versions of Palm’s products to enhance secure wireless access capabilities.

The total purchase price of $19.7 million consisted of $18.6 million of Palm common stock (5,250,390 shares issued based on the average stock price for the five trading days ended on December 17, 2001), $0.3 million of stock options assumed and $0.8 million of direct transaction costs.

The ThinAirApps purchase price was allocated as follows (in thousands):

	Amortization Period	Amount
Core Technology	36 mos.	$3,810
Net tangible assets	n/a	468
Deferred tax assets	n/a	1,565
Goodwill	n/a	13,815

Total Purchase Price		$19,658

The estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date are as follows (in thousands):

Amount
Current assets	$107
Property and equipment	784
Other assets	225

Total assets acquired	1,116
Total current liabilities assumed	(648)

Net tangible assets acquired	$468

In November 2001, Palm completed its purchase of specified assets of Be Incorporated (“Be”), including substantially all of Be’s intellectual property and other technology assets. Be was a provider of software solutions designed specifically for Internet appliances and digital media. In addition to the asset purchase, Palm hired a substantial majority of Be’s engineers into PalmSource. Potential benefits of the acquisition include the possibility of integrating Be’s operating system technology into future versions of the Palm Operating System (“OS”) and other products to enhance Palm’s Internet, communications and multimedia offerings.

The total purchase price of $12.2 million consisted of $11.0 million of Palm common stock (4,104,478 shares issued based on the closing stock price on November 12, 2001) and $1.2 million of direct transaction costs.

The Be asset purchase price was allocated as follows (in thousands):

	Amortization Period	Amount
Core Technology	36 mos.	$800
Non-Compete Covenants	24 mos.	780
Goodwill	n/a	10,570

Total Purchase Price		$12,150

Both of the transactions were accounted for as purchases pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, goodwill related to the acquisitions will not be amortized, but will be tested at least annually for impairment. The goodwill for the ThinAirApps acquisition is not deductible for tax purposes. The goodwill for the Be acquisition is deductible for tax purposes.

The condensed consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material either individually or in aggregate.

9.	Borrowing Arrangements

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into common stock at $4.63 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $7.13 per share for a defined period of time.

In June 2001, Palm obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. Palm is subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require Palm to obtain prior consent from the lenders before engaging in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of March 1, 2002, Palm has used its credit facility for the issuance of letters of credit of $4.2 million. (See Note 13 to the condensed consolidated financial statements.)

10.    Commitments

Palm has entered into inventory commitment agreements with certain supply partners to procure inventory. In addition, Palm leases its facilities and certain equipment under capital and operating lease arrangements that expire at various dates through 2011.

11.    Litigation

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. Palm may not be successful in the appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In addition, the court required Palm to post a $50 million bond pending the resolution of the appeal, which was satisfied with a letter of credit from a financial institution. If Palm is not successful in the appeal, Xerox might again seek an injunction from the court, and Palm might be required to pay Xerox significant damages or license fees.

        On July 22, 1999, Palm filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti’s “Royal daVinci” handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. Palm obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. In March 2002, Olivetti filed a motion for summary judgement. The Court has not yet set a hearing date for this motion. The Court has set the case for trial beginning March 11, 2003. Palm also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink’s “NEXUS OS” source code, which Palm maintains infringes its copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. In September 2001, Kessel Electronics (H.K.) Limited filed papers in Hong Kong seeking to liquidate the company pursuant to section 228A of the Hong Kong Companies Ordinance. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti’s state court complaint under California’s anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm’s and 3Com’s motion. Olivetti has appealed from the order granting the motion to strike. Olivetti’s identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti’s appeal of the state court ruling dismissing Olivetti’s claims.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. Palm has represented to the Court that, in light of the Markman order, it will file a motion for summary judgment of noninfringement of the patent. The Court has set a date of May 24, 2002 for oral argument on Palm’s motion for summary judgment. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit, captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public shareholders approve Palm’s 1999 director stock option plan. The 1999 director plan was approved prior to Palm’s March 2000 initial public offering by 3Com Corporation, Palm’s sole shareholder at the time. The complaint alleged that Palm was required to seek approval for the plan by shareholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. The plaintiff has not specified the amount of damages he may seek. However, he has indicated that he seeks to rescind Palm’s director and employee stock option plans. The case is currently in discovery. No trial date has been set.

        On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and

Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. All parties have now filed motions for summary judgment in their favor. The Court has set a date of April 17, 2002 for oral argument on the parties’ motions for summary judgment. The Court has tentatively scheduled trial to begin on July 29, 2002.

In June 2001, the first of several putative shareholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm, several of its officers and a director. The complaints, which have been consolidated under In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Neither Palm nor its officers and director have responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An amended complaint was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Palm’s answer was filed on October 1, 2001. The parties are engaging in discovery. A trial date of October 15, 2002 has been set.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

        In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, Olivetti, and Connelly litigation.

12.    Business Segment Information

Palm develops, designs and markets Palm-branded handheld devices, accessories and the Palm OS® operating system. The company is organized into two business units – the Solutions Group and PalmSource. The Solutions Group focuses on the development of handheld devices and accessories to provide the user with a simple, elegant and useful productivity tool. PalmSource focuses on the Palm OS operating system and related software, which is referred to as the Palm platform. The Palm platform is the foundation for Palm devices as well as for devices manufactured by other third party licensees.

The accounting policies of the operating segments are the same as for the company as a whole, except that for segment reporting purposes PalmSource recognizes intersegment revenues from the Solutions Group on a “contractually reported” basis. (See “Significant Accounting Policies” in Palm’s Annual Report on Form 10-K for the fiscal year ended June 1, 2001.) For management reporting purposes, Palm does not identify or allocate amortization of goodwill and intangible assets, restructuring charges, legal settlements, separation costs, purchased in-process technology and cost of revenues—charge (reduction) for special inventory and related costs to the operating segments.

The Solutions Group licenses the Palm platform from PalmSource and pays an intercompany royalty. Intersegment revenues for PalmSource and intersegment cost of revenues for the Solutions Group are eliminated in consolidation.

	Three months ended March 1, 2002
	(in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$284,933	$19,457	$(11,739)	$292,651
Cost of revenues	217,874	962	(11,295)	207,541
Operating expenses	85,224	19,524	—	104,748

Total segment operating contribution (loss)	$(18,165)	$(1,029)	$(444)	$(19,638)

	Three months ended March 2, 2001
	(in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$462,871	$24,157	$(16,179)	$470,849
Cost of revenues	335,594	654	(18,972)	317,276
Operating expenses	125,367	23,253	—	148,620

Total segment operating contribution (loss)	$1,910	$250	$2,793	$4,953

	Nine months ended March 1, 2002
	(in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$779,372	$48,229	$(30,053)	$797,548
Cost of revenues	623,062	2,643	(30,505)	595,200
Operating expenses	274,861	61,295	—	336,156

Total segment operating contribution (loss)	$(118,551)	$(15,709)	$452	$(133,808)

	Nine months ended March 2, 2001
	(in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$1,374,763	$65,650	$(46,396)	$1,394,017
Cost of revenues	949,345	2,302	(53,954)	897,693
Operating expenses	363,485	66,669	—	430,154

Total segment operating contribution (loss)	$61,933	$(3,321)	$7,558	$66,170

Historical information has been restated to conform to the current segment presentation. This includes applying the terms of the license agreement between the Solutions Group and PalmSource, effective in the third quarter of fiscal year 2002, to the prior periods.

A reconciliation of the totals reported for the operating segments to the operating income (loss) in the condensed consolidated financial statements is set forth below (in thousands):

	Three months ended		Nine months ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Total segment operating contribution (loss)	$(19,638)	$4,953	$(133,808)	$66,170
Amortization of goodwill and intangible assets	3,347	8,995	9,184	23,222
Restructuring charges	—	—	25,988	—
Legal settlements	—	6,250	—	6,250
Separation costs	—	2,177	376	4,794
Purchased in-process technology	—	—	—	853
Cost of revenues-charge (reduction) for special excess inventory and related costs	(28,265)	—	(86,415)	—

Operating income (loss)	$5,280	$(12,469)	$(82,941)	$31,051

13.    Subsequent Events

On March 22, 2002, Palm filed a universal shelf registration statement to give Palm the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depositary shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and capital expenditures.

On March 28, 2002, Palm obtained a $50 million letter of credit from a financial institution in connection with the ruling in the Xerox case that requires Palm to post a bond pending Palm’s appeal of the District Court’s ruling. Palm’s two-year asset-backed borrowing-base credit facility was amended to increase the letter of credit sublimit to allow issuance of this letter of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Palm’s beliefs and expectations about its financial statements; Palm’s beliefs regarding separation costs related to its separation from 3Com; Palm’s intentions and expectations regarding restructuring and cost reduction actions; Palm’s beliefs and expectations regarding its acquisition of ThinAirApps, Inc. and its purchase of assets of Be Incorporated; Palm’s intentions and expectations regarding amortization and the testing of goodwill for impairment; Palm’s beliefs, intentions and expectations regarding litigation matters and legal proceedings, its defenses to such matters and its contesting of such matters; Palm’s beliefs, intentions and expectations regarding its Solutions Group and PalmSource, Inc. and the separation of its businesses; Palm’s intentions and expectations regarding its universal shelf registration statement; Palm’s beliefs about its deferred tax assets; Palm’s intentions and expectations about aligning its cost structure with its business operations and returning to profitability; Palm’s beliefs and expectations regarding its existing cash and cash equivalents, its credit facility and its cash requirements; Palm’s intentions, beliefs and expectations regarding its products and services and its development and introduction of new products and services; Palm’s expectations regarding demand for its products and services, economic conditions and its ability to forecast demand; Palm’s beliefs and expectations regarding its revenues, sales, revenue mix, profit margins and operating results; Palm’s beliefs and expectations regarding enterprise customers and the enterprise market; Palm’s beliefs and expectations regarding competition, its competitors and its ability to compete; Palm’s beliefs and expectations regarding the near term success of its business and the sale of its handheld device products and licensing of its Palm OS; Palm’s beliefs and expectations regarding third party developers; Palm’s beliefs and expectations regarding undetected errors and defects; Palm’s expectations regarding the licensing of third party software and entering joint development arrangements; Palm’s intentions and expectations regarding its planning and management process, financial and managerial controls, reporting systems and procedures; Palm’s intentions and expectations regarding wireless services; Palm’s beliefs and expectations regarding its personnel, its management team and the search for a new chief executive officer; Palm’s beliefs and expectations regarding its proprietary technology and rights; Palm’s beliefs and expectations regarding international revenues and international operations; Palm’s intentions and expectations regarding acquisitions; Palm’s beliefs about provisions in its charter documents and Delaware law and its adoption of a stockholder rights plan; and Palm’s intentions and expectations regarding interest rate risk, its investment activities, the effect of changes in market interest rates, foreign currency exchange rate risk, hedging and the use of derivative financial instruments. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We were founded in 1992 and introduced our first handheld device in 1996. Immediately prior to our initial public offering on March 2, 2000, we were a wholly-owned subsidiary of 3Com. Until 1999, our business was focused primarily on developing and selling our Palm-branded handheld devices. As of March 1, 2002, we have sold over 17.2 million Palm devices worldwide. We also license our Palm OS platform and provide wireless Internet access service to support wireless-enabled handheld devices. Our revenues increased from approximately $1 million in fiscal year 1995 to approximately $1.6 billion in fiscal year 2001.

In the first quarter of fiscal year 2002, we announced a strategy to develop increased independence between our Palm OS business and our solutions business. We believe this independence will bring greater clarity of mission to both businesses and better serve our licensees. The initial step in this strategy was to form a subsidiary to contain the Palm OS organization, known as PalmSource. PalmSource was formed in December 2001. Our solutions business, known as the Solutions Group, licenses the Palm OS from PalmSource. We intend to achieve external separation between the two businesses in calendar year 2002 by taking private or public investors in PalmSource, meaning that Palm would cease to be the sole stockholder of PalmSource.

In the fourth quarter of fiscal year 2001, we experienced a confluence of factors that led to a significant decline in our fourth quarter revenues from the previous quarter, and a net loss for the fourth quarter and for fiscal year 2001. In response to these events, we initiated a series of restructuring actions to work through this challenging period as effectively and as quickly as possible. As a result, we recorded a restructuring charge in the fourth quarter of fiscal year 2001 related to these actions. Also, in the fourth quarter of fiscal year 2001, we recorded a charge for excess inventory and inventory commitments that we did not believe we could sell during fiscal year 2002. In the second quarter of fiscal year 2002, we announced further restructuring actions and a $21.9 million restructuring charge intended to align our cost structure with our business operations. In the first three quarters of fiscal year 2002, we recorded an additional $4.1 million of restructuring charges due to changes in the costs of the restructuring activities announced in fiscal year 2001. For the first three quarters of fiscal year 2002, our cost of revenues was positively impacted by a total of $86.4 million primarily because we were able to sell inventory that had been previously written down which we had not originally anticipated.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and the accompanying notes. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 1, 2001 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended June 1, 2001. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for the product returns, deferred revenue, allowance for doubtful accounts, warranty costs, goodwill impairments, restructuring, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

We recognize revenue from sales of handheld device products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from resellers are subject to agreements allowing for limited rights of return, rebates, and price protection. Accordingly, we reduce revenues for our estimates of these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel, and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Revenue from software license agreements with manufacturers of handheld devices is recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are deferred and recognized as earned based on contractually reported information from our licensees. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.

We accrue for warranty costs based on the expected material and labor usage costs to provide warranty services. If we experience an increase in warranty claims or if we experience an increase in the costs of warranty services, which are higher than our historical experience, our gross margin could be adversely affected.

We perform goodwill impairment tests on at least an annual basis. In response to changes in industry and market conditions, we may strategically realign our resources which could result in an impairment of goodwill.

We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. We reassess the prior restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as commitments are incurred.

Inventory purchases and purchase commitments are based upon future demand forecasts. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write off excess inventory levels. If customer demand subsequently differs from our forecasts, then our cost of revenues may be impacted because we are able to sell inventory that has been previously written down.

Our deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates and assumptions, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenues represented by the line items reflected in Palm’s condensed consolidated statements of operations:

	Three months ended		Nine months ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenues	70.9	67.4	74.6	64.4
Cost of revenues-charge (reduction) for special excess inventory and related costs	(9.6)	—	(10.8)	—
Sales and marketing	19.2	17.4	22.9	17.8
Research and development	11.5	9.2	13.9	8.2
General and administrative	5.1	5.0	5.3	4.9
Amortization of goodwill and intangible assets (*)	1.1	1.9	1.2	1.7
Restructuring charges	—	—	3.3	—
Legal settlements	-—	1.3	—	0.4
Separation costs	—	0.5	—	0.3
Purchased in-process technology	—	—	—	0.1

Total costs and operating expenses	98.2	102.7	110.4	97.8

Operating income (loss)	1.8	(2.7)	(10.4)	2.2
Interest and other income (expense), net	(0.3)	2.5	0.3	2.7

Income (loss) before income taxes	1.5	(0.2)	(10.1)	4.9
Income tax provision (benefit)	0.5	0.2	(3.2)	2.3

Net income (loss)	1.0%	(0.4)%	(6.9)%	2.6%

Effective tax rate	32.0%	n/a **	32.0%	48.0%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	0.6%	0.2%	0.6%	0.2%
Sales and marketing	—	—	—	—
Research and development	0.5	1.7	0.6	1.5
General and administrative	—	—	—	—

Total amortization of goodwill and intangible assets	1.1%	1.9%	1.2%	1.7%

**
Tax provision for the third quarter of fiscal year 2001 includes the adjustment necessary to bring our year-to-date effective tax rate to 48% (from 46%), primarily as a result of the acquisition of WeSync.com, Inc.

Revenues

Total revenues for Palm for the third quarter ended March 1, 2002 were $292.7 million, a decrease of $178.2 million or 38% from revenues for the same quarter of fiscal year 2001. International revenues for the third quarter of fiscal year 2002 were 34% of revenues compared with 41% of revenues in the same period of fiscal year 2001.

Total revenues for Palm for the nine months ended March 1, 2002 were $797.5 million, a decrease of $596.5 million or 43% from revenues for the same period of the previous year. International revenues for the first nine months of fiscal year 2002 were 34% of revenues compared with 36% of revenues in the same period of fiscal year 2001.

Solutions Group—Revenues for the third quarter ended March 1, 2002 were $284.9 million, a decrease of $177.9 million or 38% from revenues for the same quarter of fiscal year 2001. The decline in revenues was primarily driven by a decrease in unit shipments and a decrease in the blended average selling price of Palm devices. We believe unit shipments decreased due to a combination of economic factors, reduction in inventories held by channel partners and increased competition in the handheld market. The decrease in the blended average selling price was largely attributable to a higher mix of entry level products and older products which carry lower average selling prices as well as a general reduction in the market prices for handheld computers.

Revenues for the nine months ended March 1, 2002 were $779.4 million, a decrease of $595.4 million or 43% from revenues for the same period of the previous year. The decrease in revenues was primarily due to a decrease in unit shipments and a decline in the blended average selling price of Palm devices. We believe unit shipments decreased due to a combination of economic factors, reduction in inventories held by channel partners and increased competition in the handheld market. The decrease in the blended average selling price was largely attributable to a higher mix of entry level products and older products which carry lower average selling prices as well as a general reduction in the market prices for handheld computers.

PalmSource—We have reported segment information for the segment we now call PalmSource as if it had existed historically, and we have applied the terms of the Solutions Group licensing agreement effective in the third quarter of fiscal year 2002 to the prior periods. On this basis, revenues for the third quarter ended March 1, 2002 were $19.5 million, a decrease of $4.7 million or 19% from revenues for the same quarter of fiscal year 2001. The decline in revenues was primarily driven by a decrease in Palm OS device shipment volumes by licensees. Intercompany royalties earned from the Solutions Group for the third quarter ended March 1, 2002 and March 2, 2001 of $11.7 million and $16.2 million, respectively, are eliminated in consolidation.

Revenues for the nine months ended March 1, 2002 were $48.2 million, a decrease of $17.4 million or 27% from revenues for the same period of fiscal year 2001. The decline in revenues was primarily driven by a decrease in Palm OS device shipment volumes by licensees. Intercompany royalties earned from the Solutions Group for the nine months ended March 1, 2002 and March 2, 2001 of $30.1 million and $46.4 million, respectively, are eliminated in consolidation.

Cost of Revenues

For the third quarter ended March 1, 2002, our total cost of revenues was $181.0 million. Total cost of revenues is comprised of cost of revenues, cost of revenues—charge (reduction) for special excess inventory and related costs and the applicable portion of amortization of goodwill and intangible assets. Cost of revenues as a percentage of revenues was 70.9% for the third quarter of fiscal year 2002 compared to 67.4% over the corresponding period in fiscal year 2001. Cost of revenues—charge (reduction) for special excess inventory reduced total cost of revenues by $28.3 million or 9.6% of revenues primarily as the result of continued customer demand for our older products that had been previously written down. The amortization of goodwill and intangible assets applicable to the cost of revenues increased as a percentage of revenue and in absolute dollars in the third quarter of fiscal year 2002 compared to the same period of fiscal year 2001, due to additional amortization recorded for core technology acquired in connection with certain acquisitions offset by the adoption of SFAS No. 142, which eliminates the amortization of goodwill.

For the nine months ended March 1, 2002, total cost of revenues for Palm were $513.3 million. Total cost of revenues is comprised of cost of revenues, cost of revenues—charge (reduction) for special excess inventory and related costs and the applicable portion of amortization of goodwill and intangible assets. Cost of revenues as a percentage of revenues was 74.6% for the first nine months of fiscal year 2002 compared to 64.4% over the corresponding period in fiscal year 2001. Cost of revenues—charge (reduction) for special excess inventory reduced total cost of revenues by $86.4 million or 10.8% of revenues primarily as the result of continued customer demand for our older products that had been previously written down. The amortization of goodwill and intangible assets applicable to cost of revenues increased as a percentage of revenues and in absolute dollars in the first nine months of fiscal year 2002 compared to the same period of fiscal year 2001, due to additional amortization recorded for core technology acquired in connection with certain acquisitions offset by the adoption of SFAS No. 142, which eliminates the amortization of goodwill.

Solutions Group—Cost of revenues for the third quarter ended March 1, 2002 was $217.9 million. Cost of revenues as a percentage of revenues was 76.5% for the third quarter of fiscal year 2002 compared to 72.5% over the corresponding period in fiscal year 2001. This increase was primarily due to a decrease in the average selling price of our products. Intercompany cost of revenues for royalties to PalmSource for the third quarter ended March 1, 2002 and March 2, 2001 of $11.3 million and $19.0 million, respectively, are eliminated in consolidation.

Cost of revenues for the nine months ended March 1, 2002 was $623.1 million. Cost of revenues as a percentage of revenues was 80.0% for the first nine months of fiscal year 2002 compared to 69.1% over the corresponding period in fiscal year 2001. This increase was primarily due to a decrease in the average selling price of our products. Intercompany cost of revenues for royalties to PalmSource for the nine months ended March 1, 2002 and March 2, 2001 of $30.5 million and $54.0 million, respectively, are eliminated in consolidation.

PalmSource—Cost of revenues for the third quarter ended March 1, 2002 was $1.0 million. Cost of revenues as a percentage of revenues was 4.9% for the third quarter of fiscal year 2002 compared to 2.7% over the corresponding period in fiscal year 2001. This increase was primarily due to increased costs to support our licensees and an increase in the amount of license fees we pay to third parties for software embedded in our Palm OS.

        Cost of revenues for the nine months ended March 1, 2002 was $2.6 million. Cost of revenues as a percentage of revenues was 5.5% for the first nine months of fiscal year 2002 compared to 3.5% over the corresponding period in fiscal year 2001. This increase was primarily due to increased costs to support our licensees and an increase in the amount of license fees we pay to third parties for software embedded in our Palm OS.

Sales and Marketing

Sales and marketing expenses were $56.3 million for the third quarter of fiscal year 2002, decreasing by 31% as compared to the third quarter of fiscal year 2001. Sales and marketing expenses as a percentage of revenues were 19.2% for the third quarter of fiscal year 2002 compared to 17.4% for the third quarter of fiscal year 2001. The increase in the sales and marketing expenses as a percentage of revenues primarily reflects decreased revenues in the third quarter of fiscal year 2002. The decrease in absolute dollars was due to reduced spending on corporate branding, product marketing, advertising and market development funds and decreased personnel and related expenses. The decrease in corporate branding, product marketing and advertising expenses was primarily due to reduced television and media advertising to better align our spending with lower revenues in the current quarter compared to the third quarter of fiscal year 2001. In addition, there were fewer holiday promotion and product promotion expenses incurred in the third quarter of fiscal year 2002 as compared to the same quarter of the prior fiscal year. Personnel and related expenses decreased in the third quarter of fiscal year 2002 primarily due to reduced headcount and cost containment efforts initiated to align our cost structure with our business operations. Commission expenses were lower reflecting lower revenues.

Sales and marketing expenses were $182.6 million for the first nine months of fiscal year 2002, decreasing by 26% as compared to the first nine months of fiscal year 2001. Sales and marketing expenses as a percentage of revenues were 22.9% for the first nine months of fiscal year 2002 compared to 17.8% in the same period of fiscal year 2001. The increase in sales and marketing expenses as a percentage of revenues primarily reflects decreased revenues in the first nine months of fiscal year 2002. The decrease in absolute dollars was due to reduced spending on corporate branding, product marketing, advertising and market development funds and decreased personnel and related expenses. The decrease in corporate branding, product marketing and advertising expenses was primarily due to reduced television and media advertising, and lower product promotion and in-store advertising, all intended to better align our spending with lower revenues in the first nine months of fiscal year 2002 compared to the first nine months of fiscal year 2001. Personnel and related expenses decreased in the first nine months of fiscal year 2002 primarily due to reduced headcount and general cost containment efforts initiated to align our cost structure with our business operations. Commission expenses were lower reflecting lower revenues.

Research and Development

Research and development expenses were $33.6 million for the third quarter of fiscal year 2002, decreasing by 23% compared to the third quarter in fiscal year 2001. Research and development expenses as a percentage of revenues were 11.5% for the third quarter of fiscal year 2002 compared to 9.2% for the third quarter of fiscal year 2001. The increase in the research and development expenses as a percentage of revenues primarily reflects decreased revenues in the third quarter of fiscal year 2002. The decrease in absolute dollars primarily reflects decreased personnel and related expenses and lower spending on project materials, localization for new product introductions and non-recurring engineering costs. Personnel and related expenses decreased in the third quarter of fiscal year 2002, compared to the third quarter of fiscal year 2001, primarily due to reduced headcount and cost containment efforts initiated to align our cost structure with our business operations.

Research and development expenses were $111.0 million for the first nine months of fiscal year 2002, decreasing by 2% compared to the first nine months of fiscal year 2001. Research and development expenses as a percentage of revenues were 13.9% for the first nine months of fiscal year 2002 compared to 8.2% in the same period of fiscal year 2001. The increase in research and development expenses as a percentage of revenues primarily reflects decreased revenues in the first nine months of fiscal year 2002. The decrease in absolute dollars primarily reflects decreased personnel and related expenses and lower spending on project materials and non-recurring engineering costs. Also, in the first nine months of fiscal year 2001, we incurred the costs related to the development and launch of our Internet portal. We did not incur such portal related costs in the first nine months of fiscal year 2002. Personnel and related expenses decreased in the first nine months of fiscal year 2002, compared to the same period of fiscal year 2001, primarily due to reduced headcount and cost containment efforts initiated to align our cost structure with our business operations.

General and Administrative

General and administrative expenses were $14.9 million for the third quarter of fiscal year 2002, decreasing by 36% as compared to the third quarter of fiscal year 2001. General and administrative expenses as a percentage of revenues was 5.1% for the third quarter of fiscal year 2002 compared to 5.0% for the third quarter of fiscal year 2001. The decrease in absolute dollars was primarily due to a decrease in personnel and related expenses as a result of cost containment efforts initiated to align our cost structure with our business operations.

General and administrative expenses were $42.5 million for the first nine months of fiscal year 2002, decreasing by 38% as compared to the first nine months of fiscal year 2001. General and administrative expenses as a percentage of revenues was 5.3% for the first nine months of fiscal year 2002 compared to 4.9% in the same period of fiscal year 2001. The decrease in absolute dollars was primarily due to a decrease in personnel and related expenses as a result of cost containment efforts initiated to align our cost structure with our business operations and a reduction in the allowance for doubtful accounts due to a decrease in the outstanding accounts receivable balance.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $3.3 million and $9.2 million for the third quarter and first nine months of fiscal year 2002, respectively, compared to $9.0 million and $23.2 million for the corresponding periods in fiscal year 2001. The decrease was primarily the result of the implementation of SFAS No. 142, resulting in goodwill no longer being amortized. This decrease was partially offset by the amortization of intangible assets from certain additional acquisitions. We perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Restructuring Charges

        During the second quarter of fiscal year 2002, Palm announced actions intended to align its cost structure with its business operations in order to return Palm to profitability. The second quarter fiscal year 2002 restructuring charge consists of workforce reduction costs across all geographic regions and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. These workforce reductions affect approximately 250 regular employees. As of March 1,

2002, approximately 150 regular employees have been terminated pursuant to the fiscal year 2002 cost reduction actions. These fiscal year 2002 actions are in addition to the restructuring actions announced and begun in the fourth quarter of fiscal year 2001. As of March 1, 2002, cash payments of $10.1 million have been made in connection with the second quarter fiscal year 2002 restructuring charge.

In the fourth quarter of fiscal year 2001, we recorded restructuring charges which consisted of carrying and development costs related to the land on which Palm had previously planned to build its future headquarters facility, excess facilities consolidation costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affect approximately 250 regular employees, a reduction from the original estimate of 300 regular employees. During the first three quarters of fiscal year 2002, Palm recorded charges totaling $4.1 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001. As of March 1, 2002, approximately 240 regular employees have been terminated pursuant to the fiscal year 2001 cost reduction actions. As of March 1, 2002, cash payments of $17.7 million have been made in connection with the fiscal year 2001 restructuring charges.

We expect to complete substantially all of the cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 during the remainder of fiscal year 2002. We cannot assure that our current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Legal Settlements

Legal settlement expenses of $6.3 million for the first nine months of fiscal year 2001 consist of charges incurred for the settlement of two lawsuits.

Separation Costs

Separation costs relating to our separation from 3Com were $0.4 million for the first nine months of fiscal year 2002 compared to $2.2 million and $4.8 million for the third quarter and first nine months of fiscal year 2001. Separation costs, which consist of one-time costs associated with the process of separating Palm’s infrastructure from 3Com, were completed in the first quarter of fiscal year 2002.

Purchased In-Process Technology

Purchased in-process technology of $0.9 million for the first nine months of fiscal year 2001 relates to the portion of the purchase price of AnyDay.com, Inc. that represented the value of technology that had not yet reached technological feasibility and had no alternative future use.

Interest and Other Income (Expense), Net

Interest and other expense, net was $0.9 million for the third quarter of fiscal year 2002 compared to interest and other income, net of $11.4 million for the same period in fiscal year 2001. Interest and other income, net was $2.5 million for the first nine months of fiscal year 2002 compared to $37.4 million for the same period in fiscal year 2001. Interest and other income (expense), net primarily consists of interest income on our cash balances offset by interest expense and amortization of financing costs. The decline was the result of lower cash balances, reduced interest rates on investments, increased interest expense arising from the issuance of subordinated convertible debt in the second quarter of fiscal year 2002 and the amortization of costs related to the line of credit that we obtained in the first quarter of fiscal year 2002.

Income Tax Provision (Benefit)

The effective tax rate for the third quarter and first nine months of fiscal year 2002 was 32.0% of the income (loss) before income taxes as compared to 48.0% of the income before income taxes for the first nine months of fiscal year 2001. The decrease in the effective tax rate was primarily due to losses in a foreign subsidiary where no tax benefit was recorded.

Liquidity and Capital Resources

Cash and cash equivalents at March 1, 2002 were $285.6 million, compared to $513.8 million at June 1, 2001. The decrease of $228.1 million for the nine months ended March 1, 2002 was attributable to cash used in operating activities of $263.7 million and cash used in investing activities of $16.0 million, offset by cash provided by financing activities of $51.6 million.

Cash used by operating activities consisted of the net loss of $54.7 million, a $128.1 million decrease in accounts payable, a $159.6 million decrease in accrued liabilities and an increase of $26.2 million in deferred tax assets, net of the effects of a $56.9 million decrease in inventory and a $17.1 million decrease in accounts receivable. Cash used by investing activities of $16.0 million primarily related to the purchase of property and equipment. Cash provided by financing activities of $51.6 million primarily related to the issuance of convertible debt.

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into our common stock at $4.63 per share. We may force a conversion at any time beyond one year of the closing, provided our common stock has traded above $7.13 per share for a defined period of time.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require us to obtain prior consent from the lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of March 1, 2002, we have used our credit facility for the issuance of letters of credit of $4.2 million.

In March 2002, we obtained a $50 million letter of credit from a financial institution in connection with the ruling in the Xerox case that requires Palm to post a bond pending our appeal of the District Court’s ruling. Our two-year asset-backed borrowing-base credit facility was amended to increase the letter of credit sublimit to allow issuance of this letter of credit.

We have entered into inventory commitment agreements with certain supply partners to procure inventory. In addition, we lease our facilities and certain equipment under capital and operating lease arrangements that expire at various dates through 2011.

In the third quarter of fiscal year 2002, we began denominating our sales to certain European customers in the Euro and in Pounds Sterling. We are hedging certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using derivative financial instruments, including foreign exchange forward contracts. We do not intend to utilize derivative financial instruments for trading purposes.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depositary shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market to successfully compete. We have recently announced several new products that we expect to release from early summer through the fall of calendar year 2002, including a new version of our Palm OS operating system, a new ARM-based handheld device and new enterprise server software for our i705 wireless device. If we are not able to introduce these or other new products on a timely basis, our results of operations could be adversely affected. We cannot assure you that we will be able to introduce new products on a cost-effective basis or that customer demand for our products will meet our expectations. In addition, operating system companies such as Microsoft and Apple continue to release new versions of their operating systems for desktop and laptop computers. Demand for our products could be adversely affected if it is discovered that our products do not interoperate fully with these new operating systems, and additional development and technical support resources could be required to fix any incompatibilities that could adversely affect our results of operations.

Because the sales and marketing life cycle of our handheld solutions is generally 18 months or less, we must:

•	continue to develop updates to our Palm platform, new handheld devices and services, or our existing products and services will quickly become obsolete;

•	manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	manage the timing of new product introductions to meet seasonal market demands;

•	manage the timing of new product introductions and the levels of inventories to minimize inventory write-offs; and

•	adjust the prices of our products and services over the course of their life cycles in order to increase or maintain customer demand for these products and services.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld devices.

The demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new, competition, variations in economic conditions and relatively short product life cycles. As we introduce and support additional handheld device products and as competition in the market for our products intensifies, it is becoming more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

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

•
If we do not correctly anticipate decreases in demand, our future results of operations, liquidity and capital resources may be impacted. For instance, in the fourth quarter of fiscal year 2001, we experienced a sudden and unanticipated significant decrease in demand for our products. As a result, we incurred a charge to cost of revenues of $268.9 million in the fourth quarter of fiscal year 2001 related to excess inventory and related costs, including $124.7 million for non-cancelable component commitments which impact cash flow in fiscal year 2002. In addition, due to this decrease in demand for our products, we experienced reduced revenues, an operating loss and negative cash flow from operations.

•
If demand increases beyond what we forecast, we may have to increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand and therefore be less competitive.

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

•
Fluctuations in Operating Expenses.    We have implemented cost reduction and restructuring programs during the past year which have lowered overall expenses. The cost reduction and restructuring program included workforce reductions, actions taken to consolidate or reduce facilities, and cancellation of certain projects. It is possible that additional changes in the economy, in competition, or in our business may necessitate additional restructuring activities and expenses in the future that may affect our operating results and our business could be adversely impacted. It is also possible that we may find that we need to increase expenses in order to develop certain products and services. If we increased expenses in the absence of an adequate increase in revenue and gross margin, our operating results could be adversely affected.

•
Economic Conditions.    Demand for Palm’s products and services by consumers, individual business users as well as by enterprise customers is affected by economic conditions. For example, beginning in the fourth quarter of fiscal year 2001, Palm’s business has been impacted globally by an economic slowdown. In the current economic environment, demand is difficult to predict and revenue could fluctuate significantly from our forecasts. The terrorist attacks in the United States that occurred and the resulting political and military actions add further uncertainty to worldwide economic forecasts, including both end-user and enterprise demand.

•
Revenue Mix and Pricing.    Our profit margins may differ among our handheld device, Palm OS licensing and other revenue sources. In addition, the product mix and sales prices of our device products affect profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter depend in part on the timing of new product introductions and the relative demand for different products in our product offerings. From time to time, we offer price protection and other pricing and promotion programs to our resellers in connection with reductions in the prices of certain of our products, which may result in lower gross margins. We cannot anticipate with certainty when we will need to take these pricing and promotion actions, and our profit margins will fluctuate from quarter to quarter depending on the timing of such actions. In addition, as our business evolves and the mix of revenues varies from quarter to quarter, our operating results will likely fluctuate.

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

•
Quarterly Linearity of Revenues.    Depending on the timing of product introductions, production, consumer demand, and competitive and economic factors, the linearity of our sales within a quarter can fluctuate widely. When we ship a high percentage of our quarterly revenues near the end of the quarter, we are subject to risks such as unexpected disruptions in component availability, manufacturing capacity, order management, and shipping. If a significant disruption occurs, our results of operations or financial condition could be adversely affected. In addition, shipping a significant portion of the quarterly revenues near the end of the quarter could also cause our channel customers to delay placing new orders until later in the following quarter when they have reduced their inventory levels. This makes projecting quarterly results difficult.

•
Use of Purchase Orders with Customers.    We rely on one-time purchase orders rather than long-term purchase contracts with many of our customers. Because we cannot predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to fluctuate.

•
Product Introductions by Our Licensees.    Our PalmSource business derives licensing revenue from the sale of products by third party licensees as well as by our Solutions Group business. Because we cannot predict with certainty the timing of new product introductions by third party licensees or the level of market acceptance such products will achieve, it is difficult to predict the level of licensing revenue in a particular quarter. If licensees fail to introduce a new product on its anticipated schedule or at all, our quarterly operating results could suffer. In addition, increased demand for our third party licensees’ products could negatively impact sales of handheld devices by our Solutions Group business, which could adversely impact our operating results.

We rely on third party manufacturers and distributors to manufacture and distribute our handheld devices, and our reputation and results of operations could be adversely affected by our inability to control their operations.

We outsource all of our manufacturing to third party manufacturers. We depend on them to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations would suffer.

Most of our device products are manufactured by our third party manufacturers at their international facilities. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third parties exposes us to the following risks:

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

We do not have a manufacturing agreement with one of the primary third party manufacturers upon which we rely to manufacture our device products. We presently order our products on a purchase order basis from this manufacturer. The absence of a manufacturing agreement means that, with little or no notice, this manufacturer could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which it manufactures our device products. If this manufacturer were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if this manufacturer were to change the terms under which they manufacture for us, our manufacturing costs could increase and our profitability could suffer.

Our distribution facilities are physically separated from our manufacturing locations. This requires additional lead-time to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes that quarter, which may negatively impact our results of operations.

Changes in air transportation schedules or security measures in response to terrorist threats or attacks or military activity could cause transportation delays and increases in our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our results of operations could be adversely impacted.

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

Some components, such as displays and certain integrated circuits, digital signal processors, microprocessors, radio frequency and discrete components, come from sole source suppliers. Alternative sources are not always available or may be financially prohibitive. If suppliers were unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed.

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

We use third parties to provide services such as customer service, data center operations, desktop computer support and facilities services. Should any of these third parties fail to deliver an adequate level of service, our business could suffer.

We will continue to rely on our handheld device products as the primary source of our revenues for the foreseeable future.

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations will suffer. For the third quarter of fiscal year 2002, revenues from sales of devices and accessories constituted approximately 94% of our consolidated revenues.

A significant portion of our revenues currently comes from a small number of customers, and any decrease in revenues from these customers could harm our results of operations.

        A significant portion of our revenues comes from a small number of customers. For example, in the third quarter of fiscal year 2002, Modus Media represented approximately 7.6% and Best Buy represented approximately 6.8% of our revenues. We expect that a significant portion of our revenues will continue to depend on sales of our handheld devices to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

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

Because we sell our products primarily to distributors, retailers and resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

Economic downturns could cause our distributors, retailers or resellers to modify their business practices, such as payment terms or inventory levels, which could in turn negatively impact our financial condition or results of operations.

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-user customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-user customers from our Palm.com web site. These varied sales channels could cause conflict among our channels of distribution, which could harm our revenues and results of operations.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

        We compete in the handheld device, operating system software and wireless services markets. The markets for these products and services are highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Palm to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products. For example, several of these competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products. These competitors also may have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, financial condition and results of operations.

•
Our handheld computing device products compete with a variety of smart handheld devices, including keyboard based devices, sub-notebook computers, smart phones and two-way pagers. Our principal handheld device competitors include Casio, Compaq, Hewlett-Packard, Nokia, Research in Motion Limited (“RIM”), and AOL Time Warner (which resells RIM devices), Sharp and PalmSource licensees such as HandEra (formerly TRG), Handspring, Kyocera, Samsung and Sony. In addition, companies such as Matsushita, NEC and Toshiba as well as several smaller companies in Asia and Europe have handheld devices they intend to sell.

In addition, our wireless services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless access, information appliances that provide wireless connectivity and other traditional and developing methods. Competitors to our wireless services include Earthlink, Go America, RIM and potentially other device manufacturers, such as Sony, who offer Internet services. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner, to local phone companies and telecommunications carriers. Wireless email that can synchronize with corporate mail servers is an important offering to many enterprise customers. RIM currently has such an email offering, and while we are developing such an offering, we cannot be certain that our development efforts in this area will be successful or that any product offering we did develop would compete favorably in the market.

•
Our Palm platform competes primarily with operating systems such as Microsoft’s Windows CE for sub-PC computers, Microsoft’s Pocket PC and Pocket PC 2002 Phone Edition, Symbian’s EPOC for wireless devices, Java based platforms such as those found on cell phones, proprietary operating systems from companies such as Sharp Electronics and operating systems based on Linux. Licensees of our Palm platform are under no obligation to introduce new products based on our operating system and may elect not to use the Palm platform and instead use an alternative operating system, in which case we may not be able to increase our revenues from licensing the Palm platform or expand the proliferation of the Palm economy.

        We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. For example, Microsoft has recently introduced its Pocket PC 2002 operating system. We believe that Microsoft is investing aggressively to assist its licensees in marketing handheld computers based on Microsoft’s handheld operating systems. Moreover, Microsoft has announced its .Net and .Net My Services Internet initiatives and released some related technologies. If the products and services proposed in these initiatives and similar initiatives announced by other companies are successful in the market or if our products and services are unable to interoperate effectively with such initiatives and such initiatives are popular with customers, the demand for products and services based on our technologies could decrease. Software layer technologies such as Java and Microsoft’s .Net Compact Framework might reduce our ability to attract software developers and differentiate our products. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as the Pocket PC and RIM devices or devices offered by our licensees, such as Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or could make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

If the products from our Solutions Group business fail to effectively respond to competition from products introduced by third party licensees of our Palm OS or if our licensees fail to sell products based on the Palm OS, our results of operations may suffer.

The near term success of our total Palm business depends on both the sale of handheld device products by our Solutions Group business and the licensing of the Palm OS by PalmSource. However, third party licensees of our Palm platform offer products that compete directly or indirectly with our handheld computing devices. For example, licensees such as Handspring and Sony use our Palm platform in products that can compete with our handheld devices. In addition to Handspring and Sony, our Palm platform has been licensed by other manufacturers such as Kyocera and Samsung for use in devices such as mobile phones or other similar products that can compete indirectly with our handheld devices. If revenues from our Solutions Group business suffer because of competition from third party licensees of our Palm platform, our results of operations would suffer. In addition, our third party licensees may not be successful in selling products based on the Palm platform or may seek reductions in the royalties payable to PalmSource, which could harm our business and results of operations. The separation of our Solutions Group and PalmSource businesses into two independent companies may exacerbate these risks in that PalmSource may license additional providers of devices which compete directly or indirectly with the Solutions Group business.

Demand for our products is partially dependent upon support from third party software and hardware developers.

Decisions by customers to purchase our handheld device products, as opposed to competitive product offerings, are sometimes based on the availability of third party software, hardware, accessories and other expansion capabilities. In the future, we believe that in addition to our efforts to develop products that provide expansion capabilities to handheld devices, the level of support from third party developers will become increasingly important. For example, we, as well as our licensees HandEra, Handspring and Sony, all have products that feature a hardware expansion slot. Devices offered by other competitors also have hardware expansion slots. Because many of these third party developers are small companies, their operations and financial condition could be adversely affected by negative general economic conditions. Our operating results could suffer if third party developers cease to develop software or hardware for our products or focus their efforts on developing software or hardware for products offered by our competitors, especially if we are unable to offer attractive software, hardware, accessories and expansion capabilities.

If incompatibilities among devices offered by different manufacturers prevent successful adoption of the Secure Digital standard or if the standards ratified by the Secure Digital Association are not favorable to us or third party expansion solution developers, sales of our products that include Secure Digital expansion slots could be negatively impacted.

Some device manufacturers may incorporate Secure Digital (“SD”) into their products in a manner that is not fully compliant with the SD Association standards, which may result in potential compatibility problems among devices offered by different manufacturers. Furthermore, the standards ratified by the SD Association could have the effect of favoring the manufacturers whose products incorporate the ratified standards. Non-compliant development or deployment of SD expansion solutions and their functionality could prevent successful adoption of the SD standard or of non-compliant products and negatively impact our sales of our products that include SD expansion card slots, which could harm our business and results of operations.

If support from the electronics, software and/or publishing industries is insufficient, Secure Digital expansion solutions might be limited, which could negatively impact sales of our products that include Secure Digital expansion slots.

The SD Association is made up of many companies that plan to engage in the design, development, manufacture or sale of products or services which utilize the SD specifications. If these companies do not believe that there is sufficient customer demand for SD products and services, they might limit the development of products or services which utilize the SD specifications. This possible limitation on the development or deployment of SD expansion solutions and their functionality could negatively impact our sales of our products that include SD expansion slots, which could harm our business and results of operations.

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

We depend on third party software as part of our Palm platform and to enable people to develop software applications for our Palm platform. Our ability to release next generation versions of our Palm platform and to generate developer support for our platform would be seriously harmed if this third party software is not available in a timely fashion, which could result in the decreased demand for our products and damage to our reputation as well as lost revenues and diverted development resources.

We license third party software for use in the Palm platform as well as to provide software development tools to enable applications to be written for our Palm platform. In addition to third party licensed software, we also enter into joint development agreements with certain licensees of the Palm platform whereby a licensee will develop a specific feature for our Palm OS, which we will then own and may later incorporate into new releases of the Palm platform. We expect that we will continue to license third party software and to enter into joint development arrangements. If a third party developer or a joint developer fails to develop software in a timely fashion or at all, we may not be able to deliver certain features in our products as expected, or we could be required to expend unexpected development costs to develop the software ourselves or to use cash to obtain it from another third party. As a result, our product introductions could be delayed or our offering of features could be reduced, which could affect our operating results. Furthermore, the third party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available to them.

We have separated our business into two independent businesses by transferring our Palm platform and licensing business to our PalmSource subsidiary. If we fail to manage our separate businesses effectively, our on-going business prospects and overall financial performance may suffer.

In December 2001, we separated our business into two independent businesses and formed our PalmSource subsidiary to contain our Palm platform and licensing business. We have modified our business practices, financial and managerial controls and reporting systems and procedures to implement the formation and operation of this subsidiary. We cannot be certain that we will be able to effectively implement and manage these two independent businesses or that each of the businesses can successfully run its own independent operations. We previously operated as a single integrated company, and we may not have the requisite expertise to successfully manage independently run businesses. There could be additional changes in the management teams as the teams begin to operate independently, thereby causing further disruption in both the specific business and our combined operations. Failure to effectively implement and manage this separation or to properly manage two independent business operations or failure of the two businesses to sustain efficient operations or to successfully implement their business strategies could cause deterioration in our revenues, compromise our on-going business prospects and impair our overall financial performance.

If we do not externally separate our PalmSource and Solutions Group businesses, our ability to attract new third party licensees of the Palm OS may be limited, and our business and results of operations could suffer.

While we have organized our operations into the PalmSource and Solutions Group businesses, we have also indicated an objective of externally separating the two businesses by taking private or public investors in PalmSource, meaning that Palm would cease to be the sole shareholder of PalmSource. If we fail to achieve this external separation objective, we may attract fewer new licensees to the Palm OS due to concern about lack of independence from the products of the Palm Solutions Group. This could result in the Palm OS being less competitive, and our business and our results of operations could suffer.

PalmSource currently derives its revenue from a small number of licensees of the Palm OS, and the failure of one or more of them to build a successful sustained business selling products from which PalmSource derives revenue could significantly harm PalmSource’s results of operations or future business prospects.

PalmSource currently derives its revenue from a small number of licensees of the Palm OS. If one or more of them fails to build a successful sustained business selling products from which PalmSource derives revenue, PalmSource could lose a significant portion of its revenue. In addition, the failure of a Palm OS licensee to continue developing, marketing and selling products based on the Palm OS could make the Palm OS appear to be less attractive and deter prospective PalmSource customers from licensing the Palm OS, thereby reducing the actual or perceived market opportunity available to licensees and PalmSource. Furthermore, the failure or loss of one or more current licensees or the inability to attract new licensees could make PalmSource less attractive to potential investors, which could limit our ability to externally separate the PalmSource business, result in the Palm OS being less competitive and cause our business and results of operations to suffer.

If we fail to adequately evolve our systems and processes in a changing business environment, our ability to manage our business and results of operations may be negatively impacted.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial control and our reporting systems and procedures. If we fail to evolve our systems and processes, our ability to manage our business and results of operations may be negatively impacted. For example, as we attempt to increase the sales of handheld solutions to enterprise customers, we may need new system capabilities to support sales and customer service to enterprise customers.

The market for the delivery of wireless services through handheld devices is rapidly evolving, and our results from operations could suffer if we fail to offer the solutions for wireless access and services that the market desires.

        We must continue to adapt our wireless services strategy to compete in the rapidly evolving wireless services market. We currently offer a subscription-based wireless access service that enables users of our Palm VII and i705 handheld devices to access Internet content, communicate via electronic mail, and in the case of the i705 handheld, communicate using instant messaging. Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless services provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. In addition, if we fail to deliver new solutions for wireless access and services, we may lose market share in this rapidly evolving area. If acceptance of our wireless services and solutions is less than anticipated, our results from operations could be impacted.

We may not be able to deliver or expand wireless access if we fail to provide our devices or services on additional carrier networks, including networks in international markets, or if our existing wireless carrier discontinues doing business with us or does not deliver acceptable service.

The future success of our wireless services business substantially depends on the geographic coverage, capacity, affordability, reliability and security of wireless networks. We currently rely on Cingular Wireless to provide all of our Palm handheld wireless network services pursuant to an agreement. Our agreement with Cingular Wireless permits each party to terminate the agreement on an annual basis. If Cingular Wireless failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users. If Cingular Wireless delivers unacceptable service, the quality of our wireless services would suffer, and we would likely lose users who are dissatisfied with our service.

Our Palm VII and i705 series products are configured around the frequency standard used by Cingular Wireless. Our wireless services strategy depends on our ability to develop new wireless access devices that operate on additional wireless networks other than Cingular Wireless. Many wireless carriers, including international carriers, use different standards and transmit data on frequencies different from Cingular Wireless. We are in the process of designing new products that will be compatible with these alternative networks. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay the offering of wireless products and services.

If we are unsuccessful at developing new devices that operate on other wireless networks or if we are unsuccessful at building favorable relationships with additional U.S. and international carriers, our results of operations could be adversely affected.

Our reputation and ability to generate revenues could be harmed if our customers are unable to access our wireless services.

Inaccessibility, interruptions or other limitations on customers’ ability to access our wireless services due to excessive user demand, poor coverage by our network provider or any failure of our third party network servers to handle user traffic could have an adverse effect on our reputation and our revenues.

If the security of our wireless solutions does not meet the requirements of our customers, especially those in the enterprise market, our reputation could suffer and customers may not be willing to purchase our solutions, which could cause our revenues to decline.

A significant barrier to widespread use of wireless services on handheld devices, especially by enterprise users, is concern for the security of confidential information transmitted over public networks. Despite our efforts to provide secure wireless solutions, a party may be able to circumvent our security measures and could misappropriate proprietary information. Any such action could negatively affect our customers’ willingness to purchase wireless solutions from us, which could harm our revenues and results of operations.

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

        Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers or Palm platform licensees. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products.

We often rely on licenses of intellectual property for use in our business. We cannot assure you that these licenses will be available in the future on favorable terms or at all.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. We filed a Notice of Appeal on December 21, 2001. We may not be successful in our appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In addition, the court required us to post a $50 million bond pending the resolution of the appeal, which was satisfied with a letter of credit from a financial institution. If we are not successful in our appeal, Xerox might again seek an injunction from the court, and we might be required to pay Xerox significant damages or license fees.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. We have represented to the Court that, in light of the Markman order, we will file a motion for summary judgment of noninfringement of the patent. The Court has set a date of May 24, 2002 for oral argument on our motion for summary judgment. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. All parties have now filed motions for summary judgment in their favor. The Court has set a date of April 17, 2002 for oral argument on the parties’ motions for summary judgment. The Court has tentatively scheduled trial to begin on July 29, 2002.

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

On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti’s “Royal daVinci” handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. In March 2002, Olivetti filed a motion for summary judgment. The Court has not yet set a hearing date for this motion. The Court has set the case for trial beginning March 11, 2003. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink’s “NEXUS OS” source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. In September 2001, Kessel Electronics (H.K.) Limited filed papers in Hong Kong seeking to liquidate the company pursuant to section 228A of the Hong Kong Companies Ordinance. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti’s state court complaint under California’s anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm’s and 3Com’s motion. Olivetti has appealed from the order granting the motion to strike. Olivetti’s identical claims against us (and 3Com) have been stayed in the federal action pending Olivetti’s appeal of the state court ruling dismissing Olivetti’s claims.

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

We are subject to general commercial litigation claims as part of our operations, and we could suffer significant litigation expenses if these claims are successful.

In the course of our business, we occasionally receive claims of consumer protection or other general commercial claims related to the conduct of our business and the performance of our products and services. Any litigation regarding these consumer and commercial claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer and commercial litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products.

On August 7, 2001, a purported consumer class action lawsuit was filed against us and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An amended complaint was filed and served on us on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Our answer was filed on October 1, 2001. The parties are engaging in discovery. A trial date of October 15, 2002 has been set.

On January 23, 2002, a purported consumer class action lawsuit was filed against us in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem we did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges that our actions are a violation of California’s Unfair Competition Law and a breach of express warranty.

The complaint seeks alternative relief including an injunction to have us desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. We filed our answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. In addition, several of the facilities where our devices are manufactured and distributed are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales operations;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and

•	less effective protection of intellectual property.

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

Within the last two years, we have acquired ThinAirApps, Inc., certain assets of Be Incorporated, peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc., and Actual Software Corporation. We evaluate other acquisition opportunities that could provide us with additional product or service offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities. In addition, we have made strategic venture investments in other companies which provide products and services which are complementary to ours.

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

In June 2001, we obtained a two-year asset-backed, borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The terms of our credit facility requires us to maintain a minimum cash balance as of the last day of each month, obtain the prior consent of our lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders’ consent, we will be unable to take certain actions and our business may suffer. Failure to meet certain covenants or the occurrence of certain events result in an event of default which confers additional rights on our lenders and could cause us to suffer adverse financial and business consequences. To date, we have used our credit facility only for the issuance of letters of credit.

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

Our historical costs and expenses through February 2000 include allocations from 3Com for centralized corporate services and infrastructure costs, including legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and engineering. These allocations were determined on bases that we and 3Com considered to be reasonable reflections of the utilization of services provided to or the benefit received by Palm. From March 2000 through August 2001, our costs and expenses included a variety of transitional services provided by 3Com to us while we were developing our own infrastructure capabilities.

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

Interest Rate Risk

Palm’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of March 1, 2002. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of March 1, 2002, all investments mature within 90 days and are carried at cost, which approximates fair market value. The interest rate on the convertible debt agreement is fixed. As of March 1, 2002, the credit facility was used only for the issuance of letters of credit. The interest rate on letters of credit is fixed.

Foreign Currency Exchange Rate Risk

In the third quarter of fiscal year 2002, we began denominating our sales to certain European customers in the Euro and in Pounds Sterling. We are hedging certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using derivative financial instruments, including foreign exchange forward contracts. We do not intend to utilize derivative financial instruments for trading purposes.

Equity Price Risk

We have invested approximately $13.1 million in other companies as of March 1, 2002. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize and investments in publicly traded companies are subject to market price volatility. We could experience material declines in the value of our investments in privately held and publicly traded companies or even lose the initial value of our investments in both privately held and publicly traded companies.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses to the cases set forth below and we are vigorously contesting these matters. We are not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could adversely affect our business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned: Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. We filed a Notice of Appeal on December 21, 2001. We may not be successful in our appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In addition, the court required us to post a $50 million bond pending the resolution of the appeal, which was satisfied with a letter of credit from a financial institution. If we are not successful in our appeal, Xerox might again seek an injunction from the court, and we might be required to pay Xerox significant damages or license fees.

        On July 22, 1999, we filed a copyright infringement action against Olivetti Office USA, Inc. and CompanionLink Software, Inc. in the United States District Court for the Northern District of California alleging that Olivetti’s “Royal daVinci” handheld device and the daVinci OS Software Development Kit (distributed by CompanionLink) contained source code copied from the Palm OS operating system. We obtained a preliminary injunction against further distribution, sale, import or export of any product containing source code or object code copied or derived from the Palm OS operating system. The injunction is to remain in effect pending the outcome of the lawsuit. In March 2002, Olivetti filed a motion for summary judgment. The Court has not yet set a hearing date for this motion. The Court has set the case for trial beginning March 11, 2003. We also initiated a copyright infringement action in Hong Kong on July 21, 1999, against EchoLink Design, Ltd., the company responsible for developing the operating system software contained in the Olivetti daVinci devices that are the subject of the action against Olivetti in the Northern District of California. The High Court of the Hong Kong Special Administrative Region issued an order the same day restraining EchoLink from further copying, distribution, sale, import or export of Palm OS operating system source code or EchoLink’s “NEXUS OS” source code, which we maintain infringes our copyrights. Kessel Electronics (H.K.), Limited, which supplied Olivetti with the daVinci devices, was subsequently added to the Hong Kong action. Kessel consented to an injunction against reproducing, copying, importing, exporting, distributing, or making available to the public any software contained in certain files of the Palm OS source code or object code. In September 2001, Kessel Electronics (H.K.) Limited filed papers in Hong Kong seeking to liquidate the company pursuant to section 228A of the Hong Kong Companies Ordinance. By letter dated October 7, 1999, 3Com notified certain third party retailers about the preliminary injunction order issued against Olivetti and CompanionLink. On October 5, 2000, Olivetti filed an action against Palm and 3Com in the Superior Court of California, Santa Clara County, for unfair competition, intentional interference with potential economic advantage, libel and trade libel, based upon certain statements that were allegedly made, or that 3Com allegedly omitted to make, in the October 7, 1999 letter. In addition, Olivetti has filed the identical action, as counterclaims and third-party claims against Palm and 3Com, in the United States District Court for the Northern District of California. Palm and 3Com filed a motion to strike Olivetti’s state court complaint under California’s anti-SLAPP statute. On April 3, 2001, the Superior Court granted Palm’s and 3Com’s motion. Olivetti has appealed from the order granting the motion to strike. Olivetti’s identical claims against Palm (and 3Com) have been stayed in the federal action pending Olivetti’s appeal of the state court ruling dismissing Olivetti’s claims.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. We have represented to the Court that, in light of the Markman order, we will file a motion for summary judgment of noninfringement of the patent. The Court has set a date of May 24, 2002 for oral argument on our motion for summary judgment. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit, captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleges that our directors breached fiduciary duties by not having our public shareholders approve the 1999 director stock option plan. The 1999 director plan was approved prior to our March 2000 initial public offering by 3Com Corporation, the sole shareholder at the time. The complaint alleges that we were required to seek approval for the plan by shareholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving the 2001 director stock option plan and by making misrepresentations in our September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. The plaintiff has not specified the amount of damages he may seek. However, he has indicated that he seeks to rescind our director and employee stock option plans. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned, NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. All parties have now filed motions for summary judgment in their favor. The Court has set a date of April 17, 2002 for oral argument on the parties’ motions for summary judgment. The Court has tentatively scheduled trial to begin on July 29, 2002.

In June 2001, the first of several putative shareholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for our initial public offering, Palm, several of our officers and a director. The complaints, which have been consolidated under In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from our March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against us, several of our officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. Neither us nor our officers and director have responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An amended complaint was filed and served on us on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Our answer was filed on October 1, 2001. The parties are engaging in discovery. A trial date of October 15, 2002 has been set.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem we did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges that our actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have us desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. We filed our answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, Olivetti, and Connelly litigation.

Item 2.	Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarterly period ended March 1, 2002, Palm issued unregistered securities to a limited number of persons in the transactions described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the recipients of Palm’s securities in these transactions had access to information about Palm, its business and its common stock. Palm relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as an exemption from the registration requirements of the Securities Act for these respective issuances.

On December 18, 2001, Palm issued an aggregate of 5,250,390 shares of Palm’s common stock in connection with Palm’s acquisition of ThinAirApps, Inc.

On December 18, 2001, Palm issued to Siebel Systems, Inc. an aggregate of 243,677 shares of Palm’s common stock for approximately $1,000,000 in connection with a stock purchase agreement between Palm and Siebel Systems, Inc., dated December 18, 2001.

On December 7, 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into Palm’s common stock at $4.63 per share. In addition, Palm may force a conversion of the note at any time beyond one year of the closing, provided that Palm’s common stock has traded above $7.13 per share for a defined period of time.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.6(2)	Employee Matters Agreement between 3Com and the registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(10)†	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1(9)	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3(1)	1999 Employee Stock Purchase Plan.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.14(1)	Form of Management Retention Agreement.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9)†	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9)†	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(10)†	Agreement and General Release of All Claims between the registrant and Carl J. Yanowski dated as of November 8, 2001.

10.26(10)†	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(10)†	Registration Rights Agreement dated as of December 6, 2001.

10.28(10)†	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(10)†	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30(10)†	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33(10)†	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37(10)†
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on November 22, 2000
(6)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on December 1, 2000
(7)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)	Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Commission on June 15, 2001.
(9)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)	Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.

**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)  Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the third quarter of fiscal year 2002:

        1.    On December 14, 2001, Palm filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that on December 7, 2001 Palm issued a press release entitled “Palm Issues $50 Million

Convertible Note; New Capital Strengthens Balance Sheet”, announcing that it issued to a single investor a convertible note in the principal amount of $50 million that bears interest at the rate of 5% per annum and is due in 2006.

        2.    On December 17, 2001, Palm filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that: (1) on November 28, 2001, Palm issued a press release entitled “Palm Advances Turnaround Strategy; Updated Q2 Financial Outlook Demonstrates Efforts Taking Hold; Actions Include Net Employee Headcount Reductions; Strategic Hiring,” (2) on December 12, 2001, Palm issued a press release entitled “Palm, Inc.’s Solutions Group Agrees to Acquire ThinAirApps, Inc.; Move to Give Palm Ownership of Server-based Messaging Platform, Complete End-to-end Solution for the Enterprise Customer, and Position Group for Long-term Leadership in Wireless Arena” and (3) on December 17, 2001, Palm issued a press release entitled “Palm and Texas Insruments Engage in Far-reaching Collaboration; Palm Selects OMAP (TM) Processors for Next-generation ARM (R)-based Solutions, Wireless.”

        3.    On December 26, 2001, Palm filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that: (1) on December 19, 2001, Palm issued a press release entitled “Palm Reports Second Quarter Revenue Up 36 Percent Over First Quarter, Sequential Improvement in Operating Results” and (2) on December 21, 2001, Palm, Inc. issued a press release entitled “Palm to Appeal Ruling on Xerox Case.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALM, INC. (Registrant)

Dated:	April 12, 2002	By:	/s/ JUDY BRUNER
Judy Bruner Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)