Form 10-Q/A
period 2001-11-30
PALM INC
filed 2002-04-17
CIK 1100389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 2001

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to

                        Commission File Number: 000-29597

                         -------------------------------

                                   Palm, Inc.

             (Exact name of registrant as specified in its charter)


              Delaware                                     94-3150688
              --------                                     ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

      5470 Great America Parkway                             95052
        Santa Clara, California                              -----
      --------------------------                           (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (408) 878-9000

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

================================================================================

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

  4.2 *           Specimen Stock Certificate.

  4.3(5) Preferred Stock Rights Agreement between the Registrant and Fleet National Bank.

  4.4             5% Convertible Subordinated Note Due 2006, dated as of
                  December 6, 2001.

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

 10.27            Registration Rights Agreement dated as of December 6, 2001.

 10.28 + Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.29 + Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.30* + Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

 10.31* General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and
                  The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.32* Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

 10.33 + Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.34* Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

 10.35* General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and
                  The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.36* Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

 10.37*+ Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

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

(5)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000.

(6)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000.

(7)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 11, 2001.

(8)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 15, 2001.

(9)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.

*-   Previously filed.

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

                                    Palm, Inc.
                                    (Registrant)



Dated: April 17, 2002               By: /s/ Judy Bruner
       --------------------------       ----------------------------------------
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

  4.2*            Specimen Stock Certificate.

  4.3(5) Preferred Stock Rights Agreement between the Registrant and Fleet National Bank.

  4.4             5% Convertible Subordinated Note Due 2006, dated as of
                  December 6, 2001.

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

 10.27            Registration Rights Agreement dated as of December 6, 2001.

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

 10.30* + Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

 10.31* General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.32* Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

 10.33 + Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.34* Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

 10.35* General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

 10.36* Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

 10.37*+ Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.


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

(5)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on November 22, 2000.

(6)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on December 1, 2000.

(7)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on April 11, 2001.

(8)- Incorporated by reference from the Registrant's Report on Form 8-K filed with the Commission on June 15, 2001.

(9)- Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.

*-   Previously filed.

**-  Confidential treatment granted on portions of this exhibit.

+- Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.