Form 10-K
period 2002-05-31
PALM INC
filed 2002-07-30
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended May 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 000-29597

Palm, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 N. McCarthy Blvd.	95035
Milpitas, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (408) 503-7000

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value
Preferred Share Purchase Rights, $.001 par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on July 15, 2002, as reported by the NASDAQ National Market, was approximately $863,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 15, 2002, 579,181,371 shares of the Registrant’s Common Stock were outstanding.

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 1, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.

Form 10-K
For the Fiscal Year Ended May 31, 2002

As used in this report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “Palm” refer to Palm, Inc., a Delaware corporation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding handheld devices, the market for handheld devices and the handheld device industry; the Palm platform and licensing opportunities for the Palm platform; the timetable, plans and benefits of the separation of our businesses into two independent entities, the Solutions Group and PalmSource; wireless services, applications and technologies and our network services; our strategies; growth opportunities for us and our developer community; product development, design, innovation and introduction relating to new and existing products, technologies and solutions; development of the ARM Economy; expandability options; support and software applications developed by third party developers; the Palm Economy and our support of the Palm Economy; the enterprise market and related opportunities; international business, international sales and international markets; customer service and technical support; competition and our competitive advantages; industry standards and compatibility of our products; our rights in the Palm trademark portfolio; the licensing of complementary technologies from other parties; our relationship with our employees and our workforce reductions; our facilities, operating leases and our ability to secure additional space; cash dividends; expense allocations and costs relating to our separation from 3Com Corporation; excess inventory; our expenses; research and development; cost reductions and our restructuring program; charges for the discontinuance of projects; interest and other income; our credit facility; our belief that our cash and cash equivalents and our credit facility will be sufficient to satisfy our anticipated cash requirements; our beliefs and expectations about our future success and results; our ability to forecast demand; our operating results; our expectations regarding our revenues and customers; our distributors, retailers and resellers; joint development arrangements; strategic acquisitions; strategic investments; our beliefs about provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan; and investment activities, interest rates, and derivative financial instruments. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this Form 10-K.

The stockholder communication document accompanying this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: competing business strategies; operational problems; existing and future opportunities and the future for handheld devices; the markets for our products and services and our position in these markets; our plans for PalmSource; our beliefs regarding the operating system software licensing business; our management and its execution capabilities; our developer community; our plans to develop two well-capitalized, high-growth and profitable companies; our deployment of behind-the-firewall enterprise email software; strategic alliances; our plans for, and deployment of, Palm OS 5 and the ARM platform; returns to our shareholders; opportunities in the enterprise market, entry level consumer market and in new geographies; and the transition to networked applications, communication and gaming and entertainment. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this Form 10-K.

Palm, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Graffiti, HotSync, Palm.Net and Palm OS are registered trademarks and Palm and Palm Powered are trademarks of Palm, Inc. or its subsidiaries.

PART I

Item 1.    Business

Overview

Palm, Inc. is the leading global provider of handheld computing devices and operating systems for handheld devices. For purposes of this report, we refer to the devices designed and sold by Palm as Palm Branded devices, and we refer to devices running on the Palm operating system (the Palm OS) as Palm Powered devices. Palm Powered devices include Palm Branded devices as well as devices designed and sold by third parties licensing the Palm OS. According to International Data Corporation’s report “Sync or Swim: Worldwide Smart Handheld Devices Forecast and Analysis, 2002-2006”, Palm Branded devices held a leading 39% share of the worldwide pen-based handheld computing device market, and Palm Powered devices held approximately 57% share of such market in calendar year 2001. We believe our focus on ease of use, usefulness and style have contributed to our leading market share position in both handheld devices and operating systems for handheld devices.

Palm was founded in 1992 as Palm Computing, Inc. In 1995, it was acquired by U.S. Robotics Corporation and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was incorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of Palm’s common stock were sold in an initial public offering and concurrent private placements and in July 2000, 3Com distributed the remaining approximately 94% of Palm’s common stock outstanding to 3Com’s stockholders.

Palm’s total revenue has grown from approximately $1 million in fiscal year 1995 to $1 billion in fiscal year 2002. Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. To date, we have shipped over 18 million Palm Branded devices and approximately 23 million Palm Powered devices have been sold worldwide.

Today, Palm is organized into two operating segments—PalmSource, Inc., a wholly owned subsidiary of Palm, Inc. (“PalmSource”), and the Solutions Group. In the first quarter of fiscal year 2002, we announced our strategy to separate our Palm OS business (PalmSource) and our device business (Solutions Group) into two, independent companies. We believe this independence will bring greater clarity of mission and focus to both units and better serve our existing and future licensees. We intend to achieve external separation between the two businesses in fiscal year 2003 by making PalmSource an independent public company. In addition, in order to facilitate a distribution of PalmSource stock to Palm stockholders, in June 2002 we filed a ruling request with the Internal Revenue Service, which is still pending, seeking a determination that such a distribution, if it occurs, would be tax-free.

Consistent with our separation strategy our summary is organized into two parts: Solutions Group and PalmSource.

SOLUTIONS GROUP

Business Summary

The Solutions Group develops, manufactures and markets handheld devices, add-ons and peripherals as well as related services and value-added software. Palm’s Solutions Group targets consumer, enterprise, education and government users. The Solutions Group currently offers the m100, m500, and i705 families of Palm Branded devices, each of which runs on the Palm OS. The Solutions Group also markets a wireless access service (Palm.Net) which provides handheld user subscribers with wireless access to Internet-based information and email. Additionally, the Solutions Group develops and sells certain application software as part of its strategy to sell handhelds to enterprises for use by their employees.

Solutions Group revenues totaled $1,005.7, $1,532.6, and $1,050.6 million in fiscal years 2002, 2001 and 2000, respectively. Solutions Group operating income (loss) totaled $(132.3), $(77.5), and $90.5 million in fiscal years 2002, 2001 and 2000, respectively. Operating income (loss) includes intersegment cost of revenues which are eliminated in consolidation and totaled $40.9, $59.6, and $42.7 million in fiscal years 2002, 2001 and 2000, respectively. For management reporting purposes, we do not allocate certain costs to the operating segments. Those costs not allocated include the following financial statement line items: ‘cost of revenues—charge (reduction) for special inventory and related costs’, ‘amortization of goodwill and intangible assets’, ‘restructuring charges’, ‘impairment charges’, ‘legal settlements’, ‘separation costs’ and ‘purchased in-process technology’. Total assets for the Solutions Group totaled $1,066.0 million in fiscal year 2002. Assets were not allocated to segments for internal reporting purposes in fiscal years 2001 and 2000.

Solutions Group Strategy

The Solutions Group strategy is centered around achieving operational excellence and innovation for the enterprise and consumer markets.

Operational Excellence.    Over the past year we have made significant changes in our Solutions Group organization. A new management team has reshaped our operations and is improving our competitive advantage by helping us to become one of the low cost producers in the handheld industry. We have achieved substantial cost reductions in our supply chain, reduced our development cycle times and focused our sales and marketing in line with each of these strategies. Going forward, we intend to expand our competitive advantage through operational excellence.

Innovation for the Enterprise Market.    We believe the enterprise market represents a significant opportunity for the Solutions Group. Palm Branded devices that are used in professional environments have historically been primarily purchased by users on an individual basis rather than by corporations or institutions for enterprise-wide deployment. We intend to increase the deployment of Palm Branded devices in the enterprise by developing enterprise-focused solutions and by marketing our solutions more directly to enterprise decision makers such as IT managers and line-of-business leaders. Several of the enterprise solutions currently in place or being developed make use of wireless technologies as well as software applications for email and database access. When combined with the core functionality of the Palm Branded device, these applications create an end-to-end solution that addresses the needs of business users and IT managers.

Future solutions will benefit from the recent introduction of Palm OS 5 based on Advanced RISC Machines (“ARM”) technology. The transition to ARM technology through Palm OS 5 is significant because it will give us greater performance and offer extra features that enterprise customers are looking for, such as enhanced security and native support of wireless technologies including wide area network (“WAN”), Bluetooth and 802.11b for wireless local area networks.

To accelerate the adoption of our devices by enterprises, we have established interoperability with many enterprise grade applications and aligned ourselves with key enterprise solution providers. Large Integrated Software Vendors (“ISV’s”) such as Oracle, McKesson, BEA Systems and Siebel develop and/or distribute applications that provide access to enterprise data using Palm Branded devices. In fiscal year 2002, we have increased our resources focused on the enterprise and will use strategic partner relationships to supplement our enterprise sales force and gain further penetration in the enterprise market. These partnerships will range across ISV’s, Global System Integrators, providers of web service platforms and the carrier market.

Innovation for the Consumer Market.    The majority of Solutions Group sales have been made to consumers and individual business users. Palm’s brand identity remains a powerful asset in the consumer market and it has helped us build a strong retail presence to market and sell to individual purchasers. As of May 31, 2002, NPD Techworld stated that we had a 50.8% share of the US retail handheld market.

Our solutions for the consumer market center around a great personal information management (“PIM”) experience; expansion options like our Secure Digital (“SD”) and MultiMediaCard (“MMC”) slot used to provide consumer content and applications such as games, travel, storage, information and Bluetooth capability; and ability to customize the look and feel of certain devices through add-ons like color face plates and other accessories. Our transition to the ARM based Palm OS 5 will allow us to provide further capability to the consumer market such as enhanced displays and an improved multimedia experience.

We believe there is a substantial market opportunity for entry-level devices. Focusing on this group of customers expands our available market and establishes an installed base that has the potential to upgrade devices in the future. It has also been our experience that consumers tend to use their device both at home and at work, thereby, possibly influencing purchasing decisions in the enterprise as well.

Solutions Group Products and Services

Handheld Devices.    The Palm device family currently includes the m100, m500 and i705 devices.

The m100 product family is our affordable, entry-level product, designed to appeal to a broad cross section of consumers. The m100 series features removable faceplates in many different colors and includes the entry-level monochrome m105, m125 with SD/MMC and the m130 which has a 16-bit color display.

The m500 product family, our professional line of products, features Palm’s slimmest form factor, and currently includes the monochrome m500 and the color display m515.

The i705 is our integrated wireless device that runs on the Cingular network. The i705 has been specifically designed to address the needs of the mobile professional and provides secure, always-on “push” email with notification and Instant Messaging from AOL. Users can also access both personal and business email and have access to Internet content.

Customers buying Palm Branded handheld devices also receive with each device a cradle or a cable to connect the device to a personal computer for synchronization and downloading of information. We also sell peripherals and accessories including portable keyboards, SD/MMC expansion cards for storage and content, modems, leather cases, flip covers, faceplates and other accessories for our products, and we provide the ability to purchase and download software applications via a link from our Palm.com website.

The majority of our products feature a dual expansion architecture which includes an SD/MMC slot and a universal connector. We were one of the first in the handheld industry to provide expansion slots for use with SD and MMC cards. SD and MMC cards are stamp-sized expansion cards that provide applications or content, with SD also providing input/output (“I/O”) capability such as Palm’s Bluetooth card and Margi Systems Presenter To Go card. Our universal connector, which supports add-on modules, is uniform across our current product line, allowing users of different Palm devices to use one set of peripherals.

Our products are differentiated in terms of price, functionality and software applications that are pre-loaded onto the device. Standard software in all of our products includes: address book, date book, clock, to do list, memo pad, note pad, calculator and the Mobile Connectivity Software which allows users to access the Internet using a Palm device and a data enabled mobile phone. In addition, all of our devices are equipped with an infrared port which allows users to beam each other information and users can synchronize their information with a PC or Mac using the Palm Desktop Software or Microsoft Outlook.

Also available on certain models is the ability to read eBooks with the Palm Reader provided by PalmSource; view and edit Microsoft Word and Excel files and view and share PowerPoint presentations using DataViz® Documents to Go®; and store, view and share video clips and images with MGI® PhotoSuite Mobile Edition.

Wireless Services and Internet.     We currently offer a wireless access service with our i705 wireless device (and previous Palm VII family), called Palm.Net, and offer a variety of monthly service plans. Users of this service can send or receive email and access Internet content using their Palm device.

Software Solutions.     Software solutions are an integral part of the Solutions Group strategy and we have dedicated resources to improve our focus in this area. Some solutions will be for the consumer, while others will be more focused on the enterprise. Solutions for the enterprise encompass the soon to be released Wireless Messaging Server Software (WMS) which provides a behind-the-firewall, push email solution with notification, and the Wireless Database Access Server Software (WDBAS) which is available today and can be used to access many of the common relational databases today. The underlying technology for these two solutions came from ThinAirApps, which Palm acquired in December 2001.

Solutions Group Competition

The Solutions Group competes in the mobile device and wireless services markets, both of which are highly competitive. Our devices compete with a variety of mobile devices, including pen- and keyboard-based devices, mobile phones, converged voice/data devices and sub-notebook personal computers. Our principal competitors include Casio, Hewlett-Packard (Compaq), Research in Motion Limited and Sharp as well as licensees of the Palm OS such as HandEra, Handspring, Kyocera, Sony and Symbol. We believe the principal competitive factors impacting the market for our handheld devices are functionality, features, operating system performance, styling, brand, price, availability of third party software applications and customer and developer support. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors, which is reflected by our greater number of users, our leading market share and strong brand recognition.

The i705 handheld and our Palm.Net wireless access service compete with a variety of alternative technologies and services. Mobile phone manufacturers and service providers including Motorola, Nokia and Sprint offer mobile phones that provide Internet connectivity. Research in Motion Limited offers a handheld device that provides mobile email, instant messaging and Internet connectivity, and new companies that will compete with our wireless solutions include companies such as Danger and Good Technology.

Solutions Group Sales and Marketing

We sell to our end users primarily through distributors, retailers and resellers. We use our dedicated enterprise sales force to market Palm Branded products directly to enterprises, which then purchase devices through one of our other sales channels. We also sell directly to end-user customers through our Palm.com website.

In the United States, distributors represent our largest sales channel. These distributors generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. The retail channel is our second largest United States distribution channel and encompasses office supply, computer superstore, consumer electronics retailers and catalog and mail order companies.

In Europe and Asia, we currently sell our product primarily through distributors. We have over 100 international distributors, located throughout Europe, Asia, the Middle East and South Africa. These distributors sell primarily to retailers and resellers.

We also act as an OEM and provide our products to third parties, such as Franklin Covey, who sell the products under their own brand name. In addition, we use our Palm.com store as a vehicle to sell our products and third party peripherals, focusing particularly on mining the installed base of Palm Branded devices. This is accomplished through e-marketing campaigns and product bundles. We also offer a wide array of software titles on our Software Connection website which is accessed from the Palm.com store.

We build awareness of our products and the Palm brand through mass-media advertising, targeted advertising, public relations efforts, in-store promotions and merchandising and through our Palm Branded Internet properties. We also receive feedback from our end users and our channel customers through market research. We use this feedback to continually refine our product development as well as marketing of our products in our sales channels.

Solutions Group Customer Service and Support

We believe that customer service and technical support are essential to the sales process within our industry. In order to provide a high level of customer service, our Customer Service Organization works closely with our entire customer base including distributors, retailers, resellers, enterprises, and individual customers to develop service programs that meet specific customer needs.

Individual consumers have access to the Palm Knowledge Base, which is an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the Palm website, email, web chat, and telephone support. We also provide a variety of support offerings for our enterprise customers.

Solutions Group Product Development and Technology

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

To identify and develop technologies for the next generations of Palm Branded devices, we use parallel development teams to avoid schedule dependencies from one product to the next. At the same time, these parallel development teams share results to avoid duplication of effort. As a result, we have a rapid product development cycle that targets releasing new versions of products approximately every six months and introducing new generation products approximately every 12-18 months, depending on the complexity of the next generation product release.

Solutions Group Manufacturing and Supply Chain

We currently outsource all of our manufacturing operations to third party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to our distribution centers which are physically separated from our manufacturing locations. The majority of Palm’s products are assembled in Mexico and China. Distribution centers are operated on an outsourced basis in Tennessee and Ireland.

Solutions Group Backlog

We order finished products from our third party manufacturers based upon our forecast of worldwide customer demand and in advance of receiving orders from our customers. Our customers generally place orders on an as needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Generally, orders may be canceled or rescheduled by the customer without penalty.

PALMSOURCE, INC.

Business Summary

PalmSource develops and licenses operating system software, communication and personal information management software and software development tools for mobile devices. PalmSource targets licensees in the handheld and smart phone space, as well as developers, enterprises and consumers with its Palm OS. PalmSource’s product offering includes Palm OS, Palm Digital Media and professional services.

PalmSource revenues totaled $66.9, $86.6, and $48.0 million in fiscal years 2002, 2001 and 2000, respectively. PalmSource recognizes intersegment revenues from the Solutions Group on a “contractually reported” basis. Intersegment revenues are eliminated in consolidation and totaled $41.8, $59.9, and $41.0 million in fiscal years 2002, 2001 and 2000, respectively. PalmSource operating loss totaled $17.1, $7.9, and $7.9 million in fiscal years 2002, 2001 and 2000, respectively. For management reporting purposes, we do not allocate certain costs to the operating segments. Those costs not allocated include the following financial statement line items: ‘cost of revenues—charge (reduction) for special inventory and related costs’, ‘amortization of goodwill and intangible assets’, ‘restructuring charges’, ‘impairment charges’, ‘legal settlements’, ‘separation costs’ and ‘purchased-in process technology’. Total assets for PalmSource were $144.3 million in fiscal year 2002. Assets were not allocated to segments for internal reporting purposes in fiscal years 2001 and 2000.

PalmSource Strategy

The PalmSource strategy is centered around providing superior software, increasing influential licensees and fostering the Palm Economy.

Superior Software.    According to IDC, in the first quarter of calendar year 2002, the PalmOS held the leading worldwide share at 61% of the pen-based handheld market. This strong share has also led to a robust software developer community with over 220,000 registered developers and over 13,000 commercially available applications, as of May 31, 2002.

Today, PalmSource provides Palm OS 4 which runs on the Motorola 68K processor design and Palm OS 5, released to licensees and developers in June 2002, which runs on ARM Holdings designed processors. Palm OS 5 will increase the capabilities of the hardware available to our licensees for inclusion in their products. It is known to provide a substantial performance increase, as much as ten fold, for applications that directly access the ARM native features of the platform. PalmSource believes the ARM Economy, like the Palm Economy, will be a strong asset to the platform due to its broad industry support and wide array of developers across numerous industries including digital imaging, industrial, networking, security, storage and wireless.

New capabilities of Palm OS 5 include: enhanced security; new multimedia functionality, including the ability to record and play CD quality sound and support higher resolution screens; and additional wireless support for 802.11b in addition to WAN and Bluetooth. We believe these new capabilities combined with the ARM and Palm Economies will create a compelling set of solutions for customers.

To ease the transition to Palm OS 5 for licensees and developers, PalmSource has created the Palm OS Ready program. This program brings together key silicon vendors of the ARM processor including Intel, Motorola and Texas Instruments. These companies received a porting kit from PalmSource enabling them to port their respective processors and capabilities to Palm OS 5. The Palm OS Ready program provides licensees a time-to-market advantage and leverages silicon vendor relationships to expand licensing opportunities. In addition, by encouraging a wide array of silicon capabilities, developers have a much more robust environment to deploy solutions.

PalmSource has also put in place a Palm OS 5 software certification program for developers. This helps ensure that existing and new applications will run seamlessly on Palm OS 5. We believe the majority of the applications available today will run properly on Palm OS 5, provided they were written to OS 4 application program interfaces.

Influential Licensees.    PalmSource has licensed the platform to device and smart handheld device manufacturers including Acer, AlphaSmart, Garmin, HandEra, Handspring, Kyocera, Palm Solutions Group,

Samsung, Sony, and Symbol. PalmSource intends to further expand the licensing of the Palm platform for use in a wide variety of handheld devices, smartphones and information appliances. This strategy involves licensing the Palm platform to device manufacturers that will differentiate and help expand the handheld market. For example, licensees such as Sony and Symbol differentiate themselves by focusing on different customer groups and technologies such as multimedia and rugged industrial design. International markets will also be a focus as we look to companies to take the Palm OS into emerging markets.

Palm Economy.    PalmSource’s broad user base has attracted a large community of third party developers creating software applications, peripherals and accessories that increase the performance and functionality of Palm Powered devices. As of May 31, 2002, more than 220,000 developers had registered to use Palm developer tools to create software applications for the Palm platform. We view this community as a competitive advantage for the Palm OS, and we continue to expand our efforts to support this robust economy. Support of the developer community takes a variety of forms, ranging from offering software tools and technical support services for third party developers to hosting PalmSource developer conferences allowing us to give direction regarding product and strategy trends. While no license revenue is derived directly from these developers, we believe the existence of software applications, peripherals and accessories developed by third party developers helps to increase the market for our licensees’ handheld device products and services.

PalmSource Products and Services

Operating System.    Our Palm platform integrates a number of components around the Palm OS operating system. For example, the Palm platform features standard personal information management applications, including date book, address book, to do list, memo pad, calculator and expense management functions. The Palm OS includes a variety of features such as security parameters, support for high resolution 65,000 color displays and support for wireless technology.

PalmSource shares select parts of its source code to enable licensees and developers to optimize the interface of their applications with the Palm platform while retaining proprietary control over key aspects of the source code. Often times technologies developed by licensees are later incorporated in the Palm OS. The Palm OS is able to run across a variety of different devices such as smartphones and handhelds while maintaining the ability to run the same applications. Some competing operating systems do not have this capability and we believe the ability to run the same applications across different devices is a competitive advantage in the eyes of our licensees, developers and end customers.

The Palm platform offers a variety of benefits to developers of handheld devices. The Palm platform software code is designed to allow applications to run quickly and reliably. It minimizes power, processing and memory requirements without sacrificing performance, which in turn reduces component costs for manufacturers. These attributes help our licensees to design products with a slim form factor that allocates more processing resources to applications rather than to running a complex operating system. In addition, the architecture of the Palm platform enables the addition of peripheral devices and software libraries, which broadens the functionality of Palm Powered devices.

Palm Digital Media.    Palm Digital Media is a provider of an eBook reader and eBooks. Palm Digital Media develops, archives, hosts, and securely distributes eBook collections on behalf of publishers of books. PalmSource provides the Palm Reader to allow users to read books on their handheld device. Books can be purchased from the Palm Digital Media website.

Professional Services.    Our professional services organization allows Palm OS platform licensees to bring their Palm OS products to market quicker, at a lower cost and with more differentiation than they could otherwise achieve alone. Our professional services help the licensee’s staff build a software design that fulfills their unique requirements. From design or conception to implementation and release, experienced PalmSource trained engineers supplement the licensees development staff to build and test the software they need to ensure compatibility with the licensee products and Palm OS platform compatibility guidelines.

PalmSource Competition

Competition in the software operating system market is intense and characterized by rapid change, new and complex technology. PalmSource competes primarily with operating systems such as Microsoft’s Pocket PC operating system for handheld personal computers and Symbian’s EPOC operating system for wireless communication devices. We believe that the principal competitive factors affecting the market for operating systems are the overall number of end users, technological features and capabilities, number and quality of third party applications available, architecture and relative ease of developing compatible applications. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors due to the ease of use of our user interface, the simplicity of developing applications for the Palm OS, our greater number of users, greater number of third party software developers and applications and greater brand recognition. Our Palm platform also competes with the proprietary operating systems of other companies as well as alternative operating systems such as Linux and Java for handheld devices.

PalmSource Sales and Marketing

We market and sell our products and services in North America, Europe and the Asia Pacific region, primarily through our direct sales force. Our direct sales force targets the customers we believe provide the highest potential to improve PalmSource revenues and profits by expanding the handheld market. The primary attributes we consider are the customers demonstrated and planned ability to improve and differentiate the Palm OS based products and to reach new geographies and markets through their sale forces, customer relationships and geographical presence. We build awareness of Palm OS and the Palm brand primarily through the advertising and marketing of our licensees, including the Palm Solutions Group, and through public relations efforts.

PalmSource Product Development and Technology

PalmSource product development efforts are focused on maintaining and enhancing the Palm OS in order to maintain technological competitiveness and meet an ever-expanding range of licensee and market requirements. We primarily develop our software internally. We occasionally license products developed by others pursuant to license agreements, which may require us to pay royalties based on units sold.

PALM, INC.

Intellectual Property

Our software, hardware and operations rely on and benefit from an extensive portfolio of intellectual property, including a number of both United States and foreign patents. We own a number of trademarks, including Palm, Palm OS, the Palm logo, Palm Powered, PalmConnect, PalmPak, Palm.Net, PalmSource, HotSync, Graffiti, and Simply Palm. We are working to increase and enforce our rights in the Palm trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights to the Palm platform and our software development applications.

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

Employees

As of June 28, 2002, we had a total of 1,171 employees, of which 840 were in Solutions Group and 331 were in PalmSource. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Financial Information about Geographic Areas

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. For fiscal years 2002, 2001 and 2000, no single country outside the United States accounted for 10% or more of total revenues. Total revenues in the United States totaled $670.3 million; $966.6 million and $690.5 million and total revenues in other geographic locations totaled $ 360.5 million; $592.7 million and $367.1 million in fiscal years 2002, 2001 and 2000, respectively. Net land, property and equipment in the United States totaled $206.5 million; $219.6 million and $11.6 million in fiscal years 2002, 2001, and 2000, respectively and net land, property and equipment in other geographic locations totaled $5.1 million; $3.9 million and $1.4 million in fiscal years 2002, 2001 and 2000, respectively.

Financial Information about Revenues by Customer

A significant portion of our consolidated revenues comes from only a small number of Solutions Group customers. Ingram Micro represents 20%, 19% and 25% and Tech Data represents 12%, 9% and 8% of consolidated revenues in fiscal years 2002, 2001 and 2000, respectively. No other customers represent greater than 10% of consolidated revenues.

Item 2.    Properties

We currently occupy approximately 196,300 square feet of leased space in Santa Clara, California in three buildings. The leases for these facilities have expiration dates commencing September 30, 2002. In the fourth quarter of fiscal year 2002, Palm announced plans to move to new headquarters’ facilities in August 2002. The Solutions Group entered into a three year lease in Milpitas, California for three buildings with a total of 153,274 square feet. PalmSource entered into a three year lease in Sunnyvale, California for one building with a total of 88,096 square feet. A restructuring charge was taken in the fourth quarter of fiscal year 2002 for the remaining lease commitments at our principal offices in Santa Clara, California. We also lease research and development facilities in Oregon, Washington, Illinois, New York, Massachusetts and Montpellier, France and sales and support offices domestically and internationally. We believe that existing facilities are adequate for our current needs and we are attempting to sublease excess space. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

In November 2000, Palm entered into a seven-year master lease agreement with Societe General Financial Corporation relating to a future headquarters facility to be constructed in San Jose, California which was cash collateralized and contained certain financial covenants as well as certain requirements to begin construction. On May 31, 2001, we terminated the master lease agreement and exercised our option to purchase the land. The land is approximately 39 acres, located in San Jose, California.

Item 3.    Legal Proceedings

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of

Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. We filed a Notice of Appeal on December 21, 2001. We may not be successful in our appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In addition, the court required us to post a $50 million bond pending the resolution of the appeal, which was satisfied with a letter of credit from a financial institution. If we are not successful in our appeal, Xerox might again seek an injunction from the court, and we might be required to pay Xerox significant damages or license fees.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. In light of the Markman order, the defendants filed a motion for summary judgment of noninfringement, and E-Pass filed a motion for summary judgment of infringement. The motions have been fully briefed, but have not yet been ruled upon by the Court. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleges that our directors breached fiduciary duties by not having our public shareholders approve the 1999 director stock option plan. 3Com Corporation, the sole shareholder at the time, approved the 1999 director plan prior to our March 2000 initial public offering. The complaint alleges that we were required to seek approval for the plan by shareholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving the 2001 director stock option plan and by making misrepresentations in our September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter, the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of our stock, and the adoption of equity and stock option plans. The plaintiff also alleges that we do not have, and have never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind our director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin us from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Although the case was initially assigned to Judge Roderick R. McKelvie, Judge McKelvie stepped down from the bench. Thereafter, the case was reassigned to the vacant judgeship position and referred to Magistrate Judge Mary P. Thynge. In an Order dated July 11, 2002, Magistrate Judge Thynge granted Palm’s motion for summary judgment that all asserted claims were not infringed.

In June 2001, the first of several putative shareholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for our initial public offering, Palm, several of our officers and a director. The complaints, which have been consolidated under In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from our March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against us, several of our officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Neither Palm nor our officers and director have responded to these actions.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al (Case No. 323587). An amended complaint was filed and served on us on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Our answer was filed on October 1, 2001. The parties are engaging in discovery. A trial date of October 15, 2002 has been set.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, we did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges that our actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have us desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. We filed our answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman vs. Palm, Inc. (Case No. 02-208249-CF). The unverified Complaint, filed on behalf of purchasers of Palm III, Palm IIIxe, Palm V, and Palm m100 handhelds, alleges that Palm advertisements for those handhelds misled consumers regarding the capabilities of the units to remotely and wirelessly access the Internet, emails and to access documents in Microsoft compatible formats without the need for additional software and/or peripheral hardware. The complaint alleges claims against us for purported violations of the Michigan Consumer Protection Act, fraudulent misrepresentation, negligence, unjust enrichment and breach of express and implied warranties. The complaint seeks to have us pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. We filed an answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox, E-Pass, and Connelly litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of July 15, 2002.

Name	Age	Position
Eric A. Benhamou	46	Chairman and Chief Executive Officer
R. Todd Bradley	43	President and Chief Operating Officer, Solutions Group
David Nagel	57	President and Chief Executive Officer, PalmSource, Inc.
Judy Bruner	43	Senior Vice President and Chief Financial Officer
Marianne Jackson	47	Senior Vice President and Chief Human Resources Officer

Eric A. Benhamou has served as our Chief Executive Officer since November 2001 and our Chairman of the Board of Directors since September 1999. From September 1990 to December 2000, he served as Chief Executive Officer of 3Com Corporation. Previously, he held a variety of senior management positions in engineering, operations, and management at 3Com. In 1981, Mr. Benhamou co-founded Bridge Communications and was Vice President of Engineering until its merger with 3Com in 1987. Before joining Bridge Communications, he worked at Zilog, Inc. Mr. Benhamou also serves as Chairman of the Board of PalmSource, Inc., a Palm subsidiary, Cypress Semiconductor Inc. and of 3Com Corporation and as a director of Legato Systems, Inc., Intransa and Atrica. Mr. Benhamou serves on the Executive Committee of TechNet and is a member of the President’s Information Technology Advisory Committee. In addition, he serves on the Stanford University School of Engineering Board of Advisors, as Vice Chairman of the Board of Governors of Ben Gurion University. Mr. Benhamou holds honorary doctoral degrees from Ben Gurion University of the Negev, Widener University and the University of South Carolina. He has a master of science degree from Stanford University’s School of Engineering and a Diplôme d’Ingénieur from Ecole Nationale Supérieure d’Arts et Métiers, Paris.

R. Todd Bradley has served as one of our directors since July 2002. Mr. Bradley was named Chief Executive Officer of the Solutions Group of Palm, Inc. in June 2002, effective as of September 2002. He has served as President and Chief Operating Officer of the Solutions Group since May 2002. From June 2001 to May 2002 Mr. Bradley served as Executive Vice President and Chief Operating Officer of the Solutions Group. From September 1998 to January 2001, Mr. Bradley held executive positions at Gateway Corporation, serving most recently as Senior Vice President, Consumer. From February 1997 to September 1998, he served as President and Chief Executive Officer of Transport International Pool, a GE Capital Services company that is a global transportation equipment leasing and rental business. From September 1993 to February 1997, Mr. Bradley was with Dun & Bradstreet, most recently serving as President of NCH Promotional Services, a Dun & Bradstreet subsidiary. Mr. Bradley previously held various management positions within logistics, production and quality control at Federal Express Corporation and the Miller Brewing Company. Mr. Bradley holds a Bachelor of Science degree in Business Administration from Towson State University. Mr. Bradley serves on the Advisory Boards of Consumer Electronics Association of America and Sonic Wall Corporation.

David Nagel has served as President and Chief Executive Officer of PalmSource, Inc., a subsidiary of Palm, since December 2001 and has served as one of Palm’s directors since February 2000. From September 2001 until December 2001, Dr. Nagel served as President and Chief Executive Officer of the Platform Solutions Group of Palm. Dr. Nagel served as President of AT&T Labs from April 1996 until September 2001 and served as Chief Technology Officer of AT&T from August 1997 until September 2001. Prior to joining AT&T, Dr. Nagel was a Senior Vice President of Apple Computer, where he led the worldwide research and development group responsible for Macintosh hardware, Mac OS software, imaging and other peripheral products. Before joining

Apple’s Advanced Technology Group in 1988, Dr. Nagel was a research scientist and head of human factor research at NASA’s Ames Research Center. Dr. Nagel holds undergraduate and graduate degrees in engineering and a doctorate in experimental psychology, all from the University of California, Los Angeles. Dr. Nagel also serves as a director of Liberate Technologies and ArcSoft, Inc., and is a member of the newly announced PalmSource, Inc. Board of Directors.

Judy Bruner has served as Senior Vice President and Chief Financial Officer since September 1999. From April 1988 to September 1999, Ms. Bruner held several executive and management positions at 3Com Corporation. From April 1998 to September 1999, she was Vice President and Corporate Controller of 3Com. From October 1996 to April 1998, Ms. Bruner was the Vice President, Finance for 3Com’s Enterprise Systems Business Unit and from June 1995 to October 1996, she served as 3Com’s Vice President and Corporate Treasurer. From April 1988 to June 1995 Ms. Bruner served in a variety of 3Com financial management positions including Corporate Treasurer. Prior to joining 3Com, Ms. Bruner served as the Vice President and Chief Financial Officer for Ridge Computers Inc., a privately held company that designed and manufactured computer systems. She was with Ridge Computers Inc. from December 1984 until April 1988. From July 1980 to December 1984, Ms. Bruner held a variety of accounting and finance positions at Hewlett-Packard Company. Ms. Bruner holds a Bachelor of Arts degree in economics from the University of California, Los Angeles and a Master of Business Administration degree from Santa Clara University. Ms. Bruner also serves on the Board of Directors of SanDisk Corporation.

Marianne Jackson has served as Senior Vice President and Chief Human Resources Officer since February 2002. Prior to joining Palm, from November 1998 to October 2001, Ms. Jackson was Vice President, Human Resources for Cisco Systems, Inc. Ms. Jackson has also held executive leadership positions in Human Resources at SanDisk Corporation, Logitech Inc., Silicon Graphics and Sun Microsystems. Ms. Jackson holds bachelor degrees in Psychology and Sociology from the University of California, Santa Barbara. She also completed graduate course work from Santa Clara University in Counseling Psychology. Ms. Jackson has held Advisory Board positions with MemeStreams, LifeMap Communications, and the CDI Corporation.

Part II

Item 5.    Market for Common Stock and Related Stockholder Matters

Our common stock has traded on the NASDAQ stock market under the symbol PALM since our initial public offering on March 2, 2000. The following table sets forth the high and low closing sales prices as reported on the NASDAQ stock market for the periods indicated.

	High	Low		High	Low
Fiscal 2002			Fiscal 2001
Fourth quarter	$3.99	$1.59	Fourth quarter	$22.06	$5.05
Third quarter	$4.66	$2.88	Third quarter	$56.63	$17.38
Second quarter	$3.87	$1.45	Second quarter	$66.94	$34.50
First quarter	$6.26	$3.58	First quarter	$45.00	$25.44

As of July 15, 2002, we had approximately 8,237 registered shareholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 out of the proceeds from our initial public offering, Palm has not paid and does not anticipate paying cash dividends in the future.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2002 have been derived from our audited financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000	May 28, 1999	May 31, 1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,030,831	$1,559,312	$1,057,597	$563,525	$272,137
Cost of revenues*	651,683	1,335,107	614,470	315,616	157,749
Operating income (loss)	(108,843)	(571,522)	61,449	48,339	6,461
Net income (loss)	(82,168)	(356,476)	45,910	29,628	4,171
Net income (loss) per share:
Basic	$(0.14)	$(0.63)	$0.09	$0.06	$0.01
Diluted	(0.14)	(0.63)	0.09	0.06	0.01
Shares used in computing per share amounts:
Basic	572,796	566,132	539,739	532,000	532,000
Diluted	572,796	566,132	539,851	532,000	532,000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$278,547	$513,769	$1,062,128	$478	$—
Working capital	245,181	350,668	1,012,476	12,682	53,354
Total assets	989,096	1,297,251	1,282,676	152,247	115,359
Long-term convertible debt	50,000	—	—	—	—
Payable to 3Com Corporation	—	—	18,374	40,509	15,617
Stockholders’ equity	690,848	734,152	1,029,188	34,018	65,675

*
Cost of revenues includes ‘cost of revenues’, ‘cost of revenues—charge (reduction) for special excess inventory and related costs’ and the applicable portion of ‘amortization of goodwill and intangible assets’.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2002 and 2001 contained 52 weeks compared to 53 weeks for fiscal year 2000. Unless otherwise stated, all years and dates refer to our fiscal years and fiscal periods.

Overview

Palm, Inc. is the leading global provider of handheld computing devices and operating systems for handheld devices. For purposes of this report, we refer to the devices designed and sold by Palm as Palm Branded devices, and we refer to devices running on the Palm operating system (the Palm OS) as Palm Powered devices. Palm Powered devices include Palm Branded devices as well as devices designed and sold by third parties licensing the Palm OS. According to International Data Corporation’s report “Sync or Swim: Worldwide Smart Handheld Devices Forecast and Analysis, 2002-2006”, Palm Branded devices held a leading 39% share of the worldwide pen-based handheld computing device market, and Palm Powered devices held approximately 57% share of such market in calendar year 2001. We believe our focus on ease of use, usefulness and style have contributed to our leading market share position in both handheld devices and operating systems for handheld devices.

Palm was founded in 1992 as Palm Computing Inc. In 1995, it was acquired by U.S. Robotics Corporation and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was incorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of Palm’s common stock was sold in an initial public offering and concurrent private placements and in July 2000, 3Com distributed the remaining approximately 94% of Palm’s common stock outstanding to 3Com’s stockholders.

Palm’s total revenue has grown from approximately $1 million in fiscal year 1995 to $1 billion in fiscal year 2002. Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. To date, we have shipped over 18 million Palm Branded devices and approximately 23 million Palm Powered devices have been sold worldwide.

Today, Palm is organized into two operating segments—PalmSource, Inc., a wholly owned subsidiary of Palm, Inc. (“PalmSource”), and the Solutions Group. In the first quarter of fiscal year 2002, we announced our strategy to separate our Palm OS business (PalmSource) and our device business (Solutions Group) into two, independent companies. We believe this independence will bring greater clarity of mission and focus to both units and better serve our existing and future licensees. We intend to achieve external separation between the two businesses in fiscal year 2003 by making PalmSource an independent public company. In addition, in order to facilitate a distribution of PalmSource stock to Palm stockholders, in June 2002, we filed a ruling request with the Internal Revenue Service, which is still pending, seeking a determination that such a distribution, if it occurs, would be tax-free.

Basis of Presentation

Through February 25, 2000, our consolidated financial statements were carved out from the consolidated financial statements of 3Com, using the historical results of operations and historical bases of the assets and liabilities of the 3Com business that Palm comprised. Palm’s legal separation from 3Com occurred on February 26, 2000, at which time we began to operate independently from 3Com. The fiscal year 2000 consolidated financial statements include allocations to us from 3Com corporate expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing, engineering and other 3Com corporate services and infrastructure costs. The expense allocations were determined on bases that 3Com and we considered to be reasonable reflections of the utilization of the services provided to us or the benefit received by us. Beginning in the fourth quarter of fiscal year 2000, Palm’s consolidated financial statements no longer include an allocated portion of 3Com’s corporate services and infrastructure costs. Instead, payments for transitional services provided by 3Com are included in our operating results from the fourth quarter of fiscal year 2000 and continue through fiscal year 2001 although such costs decreased over the course of the period. Final separation costs related to our separation from 3Com were completed in the first quarter of fiscal year 2002.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for the product returns, deferred revenue, allowance for doubtful accounts, warranty costs, goodwill and intangible asset impairments, restructuring, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld device products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates, and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Within PalmSource, revenue from software license agreements with manufacturers of handheld devices is recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are deferred and recognized as earned based on contractually reported information from our licensees. Within Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately. Revenue from wireless Internet access service subscriptions is recognized over the service period.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.

We accrue for warranty costs based on historical rates of repair as a percentage to shipment levels and the expected repair cost per unit, warranty policies and specific known warranty issues. If we experience warranty claims or significant changes in costs of warranty services for example third party vendor repair charges, materials or freight, which could be higher or lower than our historical experience, our gross margin could be affected.

We perform goodwill impairment tests on at least an annual basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In response to changes in industry and market conditions, we may strategically realign our resources which could result in an impairment of goodwill.

We accrue for restructuring costs when we make a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with our response to a change in our strategic plan, product demand, increased costs or other environmental factors. We reassess the prior restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as commitments are made. Estimates are based on anticipated costs to exit such activities and are subject to change.

Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

Our deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates and certain tax planning strategies, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

Our key accounting estimates and policies are reviewed with the audit committee.

Results of Operations

The following table sets forth consolidated statement of operations data and is also expressed as a percentage of consolidated revenues for the fiscal years indicated:

	Years ended
	May 31, 2002		June 1, 2001(**)		June 2, 2000(**)
Revenues
Solutions Group	1,005,699	97.6%	1,532,603	98.3%	1,050,635	99.3%
PalmSource	66,936	6.5	86,635	5.5	47,966	4.5
Eliminations	(41,804)	(4.1)	(59,926)	(3.8)	(41,004)	(3.8)

	1,030,831	100.0	1,559,312	100.0	1,057,597	100.0
Costs and operating expenses:
Cost of revenues
Solutions Group	783,723	*	1,118,599	*	653,793	*
PalmSource	4,384	*	3,005	*	2,056	*
Eliminations	(40,886)	*	(59,562)	*	(42,729)	*

	747,221	72.5	1,062,042	68.1	613,120	58.0
Cost of revenues-charge (reduction) for special excess inventory and related costs	(101,844)	(9.9)	268,930	17.3	—	—
Sales and marketing	236,214	22.9	337,029	21.6	236,275	22.3
Research and development	141,013	13.7	158,132	10.1	72,889	6.9
General and administrative	56,444	5.5	87,842	5.6	50,916	4.8
Amortization of goodwill and intangible assets (*)	12,531	1.2	37,321	2.4	3,378	0.4
Restructuring charges	46,553	4.5	60,888	3.9	—	—
Impairment charges	—	—	106,669	6.8	—	—
Legal settlements	—	—	5,450	0.4	—	—
Separation costs	1,542	0.2	5,468	0.4	19,570	1.8
Purchased in-process technology	—	—	1,063	0.1	—	—

Total costs and operating expenses	1,139,674	110.6	2,130,834	136.7	996,148	94.2

Operating income (loss)	(108,843)	(10.6)	(571,522)	(36.7)	61,449	5.8
Interest and other income (expense), net	938	0.1	47,331	3.0	16,364	1.6

Income (loss) before income taxes	(107,905)	(10.5)	(524,191)	(33.7)	77,813	7.4
Income tax provision (benefit)	(25,737)	(2.5)	(167,715)	(10.8)	31,903	3.1

Net income (loss)	(82,168)	(8.0)%	(356,476)	(22.9)%	45,910	4.3%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	6,306	0.6%	4,135	0.3%	1,350	0.1%
Sales and marketing	11	—	556	—	506	0.1
Research and development	6,137	0.6	32,610	2.1	1,494	0.2
General and administrative	77	—	20	—	28	—

Total amortization of goodwill and intangible assets	12,531	1.2%	37,321	2.4%	3,378	0.4%

*
Cost of revenues by segment, including eliminations, expressed as a percentage of consolidated revenues are not meaningful. Solutions Group cost of revenues as a percentage of Solutions Group revenues were 77.9%, 73.0%, and 62.2% in fiscal years 2002, 2001 and 2000, respectively. PalmSource cost of revenues as a percentage of PalmSource revenues were 6.5%, 3.5%, and 4.3% in fiscal years 2002, 2001 and 2000, respectively.

**	Certain fiscal year 2001 and fiscal year 2000 amounts have been reclassified to conform to fiscal year 2002 presentation.

Comparison of fiscal years ended May 31, 2002 and June 1, 2001

Revenues

Total revenues for Palm for fiscal year 2002 were $1,030.8 million, a decrease of $528.5 million or 34% from revenues for fiscal year 2001. International revenues for fiscal year 2002 were 35% of revenues compared with 38% of revenues for fiscal year 2001.

Solutions Group—Revenues for fiscal year 2002 were $1,005.7 million, a decrease of $526.9 million or 34% from revenues for fiscal year 2001. The decline in revenues was primarily driven by a decrease in unit shipments. We believe unit shipments decreased due to an economic slowdown, reduced growth in the handheld industry, and increased competition in the handheld market.

PalmSource—We have reported segment information for the segment we now call PalmSource, as if it had existed historically, and we have applied the terms of the Solutions Group licensing agreement effective in the third quarter of fiscal year 2002 to the prior periods presented. On this basis, revenues for fiscal year 2002 were $66.9 million, a decrease of $19.7 million or 23% from revenues for fiscal year 2001. The decline in revenues was primarily driven by a decrease in Palm OS device shipment volumes by the Solutions Group. Intersegment royalties earned from the Solutions Group for fiscal year 2002 and fiscal year 2001 of $41.8 million and $59.9 million, respectively, are included in PalmSource but eliminated in consolidation.

Cost of Revenues

For fiscal year 2002, our total cost of revenues was $651.7 million. Total cost of revenues is comprised of ‘cost of revenues’, ‘cost of revenues—charge (reduction) for special excess inventory and related costs’ and the applicable portion of ‘amortization of goodwill and intangible assets’. Cost of revenues as a percentage of revenues was 63.2% in fiscal year 2002 compared to 85.6% in fiscal year 2001. In fiscal year 2001, we recorded a charge for special excess inventory of $268.9 million. In fiscal year 2002, we recorded a reduction of this charge of $101.8 million because we were able to sell our products that were previously written down and settled certain non-cancelable component commitments at a lower cost. The amortization of goodwill and intangible assets applicable to the cost of revenues increased as a percentage of revenue and in absolute dollars in fiscal year 2002 compared to the same period of fiscal year 2001, due to additional amortization recorded for core technology acquired in connection with certain acquisitions. Segment management reporting excludes the following financial statement line items: ‘cost of revenues—charge (reduction) for special inventory and related costs’ and ‘amortization of goodwill and intangible assets’.

Solutions Group—Cost of revenues for fiscal year 2002 was $783.7 million compared to $1,118.6 million for fiscal year 2001. Cost of revenues as a percentage of revenues was 77.9% in fiscal year 2002 compared to 73.0% in fiscal year 2001. This increase as a percentage of revenue was primarily due to a decrease in the average selling price of our products which was partially offset by reduced product costs through supplier management and through product re-design. Intersegment cost of revenues for royalties to PalmSource for fiscal year 2002 and fiscal year 2001 of $40.9 million and $59.6 million, respectively, are included in Solutions Group but eliminated in consolidation.

PalmSource—Cost of revenues for fiscal year 2002 was $4.4 million compared to $3.0 million for fiscal year 2001. Cost of revenues as a percentage of revenues was 6.5% in fiscal year 2002 compared to 3.5% in fiscal year 2001. This increase was primarily due to increased costs to support our licensees, an increase in the amount of license fees we pay to third parties for software embedded in our Palm OS and higher costs associated with our eBook business, or Palm Digital Media, which was acquired late in fiscal year 2001.

Sales and Marketing

Sales and marketing expenses were $236.2 million in fiscal year 2002 compared to $337.0 million in fiscal year 2001, a decrease of $100.8 million or 30%. Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses as a percentage of revenues were 22.9% in fiscal year 2002 compared to 21.6% in fiscal year 2001. The increase in sales and marketing expenses as a percentage of revenues primarily reflects decreased revenues in fiscal year 2002 compared to fiscal year 2001. The decrease in absolute dollars in fiscal year 2002 compared to fiscal year 2001 was primarily the result of decreased television and media advertising, lower product promotion and in-store advertising and decreased personnel and related expenses all intended to better align our spending with lower revenues in fiscal year 2002 compared to fiscal year 2001. Personnel and related expenses decreased primarily due to reduced headcount of approximately 16% in fiscal year 2002 compared to fiscal year 2001.

Research and Development

Research and development expenses were $141.0 million in fiscal year 2002 compared to $158.1 million in fiscal year 2001, a decrease of $17.1 million or 11%. Research and development expenses consist principally of salaries and benefits, project bonuses for engineering personnel, project and development related expenses, related information technology and facilities costs. Research and development expenses increased as a percentage of revenues to 13.7% in fiscal year 2002 from 10.1% in fiscal year 2001. The increase in the research and development expenses as a percentage of revenues primarily reflects decreased revenues in fiscal year 2002. The decrease in absolute dollars in fiscal year 2002 compared to fiscal year 2001 was primarily due to decreased spending on project materials, decreased personnel and related expenses and decreased consulting expenses. Personnel and related costs, including salaries and related benefits and travel, decreased primarily as the result of reduced headcount of approximately 13% in fiscal year 2002 compared to fiscal year 2001 and cost containment efforts initiated to align our cost structure with our business operations.

General and Administrative

General and administrative expenses were $56.4 million in fiscal year 2002 compared to $87.8 million in fiscal year 2001, a decrease of $31.4 million or 36%. General and administrative expenses consist principally of salaries and benefits, travel expenses, and related information technology and facilities costs for finance, legal, human resources and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts and business insurance costs. General and administrative expenses as a percentage of revenues decreased from 5.6% in fiscal year 2001 to 5.5% in fiscal year 2002. The decrease in absolute dollars was primarily due to lower headcount and related expenses as well as a decrease in the allowance for doubtful accounts appropriate with the decrease in our revenues and outstanding accounts receivable balance as of May 31, 2002. Headcount at the end of fiscal year 2002 decreased approximately 22% compared to fiscal year 2001.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $12.5 million in fiscal year 2002 compared to $37.3 million in fiscal year 2001, a decrease of $24.8 million. The decrease was primarily the result of the implementation of SFAS No. 142 at the beginning of fiscal year 2002, resulting in goodwill no longer being amortized and the impairment of the intangible assets related to the acquisition of AnyDay.com, Inc. (“AnyDay”) recorded in the fourth quarter of fiscal year 2001, which resulted in these assets not being amortized during fiscal year 2002. This was partially offset by amortization charges resulting from certain acquisitions made during fiscal year 2002. We completed our transitional and annual impairment tests of the goodwill recorded on our balance sheet during fiscal year 2002, and there was no impairment indicated. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Restructuring Charges

During fiscal year 2002, we recorded restructuring charges of $46.6 million. These charges relate to two restructuring programs announced during the second and fourth quarters of fiscal year 2002 and an adjustment to the charge recorded in the fourth quarter of fiscal year 2001.

In the fourth quarter of fiscal year 2002, we recorded restructuring charges of $16.7 million related to decisions and commitments made in that quarter. These restructuring charges consist of workforce reduction costs across all geographic regions, excess facilities charges and the discontinued project costs. We recorded approximately $5.4 million related to workforce reductions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees. We recorded a charge of approximately $7.7 million related to facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003. The facilities charges reflect the remaining commitment on existing leases which we will not use. We recorded a charge of approximately $3.6 million, of which $2.3 million has been paid in cash, related to projects that were cancelled. When the fourth quarter fiscal year 2002 restructuring programs are fully implemented, we expect pre-tax savings in quarterly operating expenses will be approximately $2.9 million as compared to operating expenses in the fourth quarter of fiscal year 2002.

In the second quarter of fiscal year 2002, we announced actions intended to reduce our cost structure and we recorded charges of $21.9 million in the second quarter for these actions. The second quarter fiscal year 2002 restructuring charge consisted of workforce reduction costs across all geographic regions and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. Workforce reductions affect approximately 225 regular employees. As of May 31, 2002, approximately 210 regular employees have been terminated. During the remainder of fiscal year 2002, we recorded charges totaling $0.2 million primarily due to changes from the original estimate in the expected sublease income from excess facilities. As of May 31, 2002, cash payments of $13.9 million have been made in connection with the second quarter of fiscal year 2002 restructuring charge.

In the fourth quarter of fiscal year 2001, we recorded restructuring charges which consisted of carrying and development costs related to the land on which Palm had previously planned to build its future headquarters facility, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees, a reduction from the original estimate of 300 regular employees. During fiscal year 2002, Palm recorded charges totaling $7.8 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily as a result of a reduction in estimated sublease income. As of May 31, 2002, the headcount reductions are essentially complete. As of May 31, 2002, total cash payments totaling $25.3 million have been made in connection with the fiscal year 2001 restructuring charges.

Cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete. We expect to complete cost reduction actions initiated in the fourth quarter of fiscal year 2002 in the next six months. We cannot assure that our current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Impairment Charges

Impairment charges of $106.7 million in fiscal year 2001 consisted of a $47.7 million impairment of goodwill and intangible assets related to the acquisition of AnyDay as a result of the AnyDay acquisition performing below expectations and a $59.0 million impairment charge related to the land on which we had previously intended to build a new corporate headquarters.

In the fourth quarter of fiscal year 2001, we terminated a seven-year master lease agreement that had been entered into during the second quarter of fiscal year 2001 related to the land and construction of a headquarters facility in San Jose, California. At the initiation of the lease agreement, the lessor acquired the land for the future headquarters. Due to the uncertain economic environment and changes to our business, we decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement, we were required to exercise our option to purchase the land for the lessor’s full initial purchase price. Recognizing that there had been a decline in the market value of land in the Silicon Valley area due to the downturn in the economy, an impairment charge was recorded for the difference between the fair market value of the land at May 31, 2001 and Palm’s purchase price.

Legal Settlements

$5.5 million in fiscal year 2001 was incurred for the settlement of two lawsuits.

Separation Costs

Separation costs were $1.5 million in fiscal year 2002 compared to $5.5 million in fiscal year 2001, a decrease of $4.0 million or 73%. Separation costs reflect costs that are generally one-time in nature, such as consulting and professional fees, related to separating our businesses. Separation costs in fiscal year 2002 primarily consist of $1.1 million related to the establishment of PalmSource, Inc. as a separate business and $0.4 million related to our fiscal year 2000 separation from 3Com. Separation costs in fiscal year 2001 consist of those costs related to our separation from 3Com. We expect to continue to incur separation costs in fiscal year 2003 as we implement external separation of the PalmSource business and the Solutions Group business.

Purchased In-Process Technology

Purchased in-process technology in fiscal year 2001 was a result of our acquisitions of peanutpress.com, Inc. (“peanutpress”) and AnyDay. Approximately $0.2 million of the purchase price of peanutpress and $0.9 million of the purchase price of AnyDay represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $0.9 million in fiscal year 2002 compared to $47.3 million in fiscal year 2001. Interest and other income (expense) primarily consist of interest income on our cash balances offset by interest expense and amortization of financing costs. The decline in interest and other income (expense) is the result of lower cash balances, reduced interest rates on investments, increased interest expenses arising from the issuance of subordinated convertible debt in the second quarter of fiscal year 2002 and the amortization of costs related to the $150 million asset-backed, borrowing-base credit facility obtained in the first quarter of fiscal year 2002.

Income Tax Provision (Benefit)

Our effective tax rate for fiscal year 2002 is 23.9% compared with 32% for fiscal year 2001. The fiscal year 2002 tax rate was lower than fiscal year 2001 tax rate based on our judgment as to the realizable value of our deferred tax assets. The income tax benefit for fiscal year 2002 is reduced by a $22.7 million valuation allowance that relates to a portion of net operating loss and tax credit carryforwards included in our deferred tax assets for which Palm believes that realization is uncertain.

Comparison of fiscal years ended June 1, 2001 and June 2, 2000

Revenues

Fiscal year 2001 consolidated revenues totaled $1,559.3 million, an increase of $501.7 million or 47%, compared to fiscal year 2000 revenues of $1,057.6 million. Revenues increased in all geographic regions during fiscal year 2001. Revenues in all major international regions, such as Europe, Asia-Pacific, Japan, Latin America, and Canada, grew faster than revenues in the United States. U.S. revenue grew 40% year over year, and international revenue grew 61% year over year. International revenues for fiscal year 2001 were 38% of revenues compared with 35% of revenues in fiscal year 2000.

Solutions Group—Revenues for the fiscal year ended June 1, 2001 were $1,532.6 million, an increase of $482.0 million or 46% compared to fiscal year 2000 revenues of $1,050.6 million. The increase in revenues was attributable to the growth in unit shipments of Palm handheld devices sold during fiscal year 2001 compared to fiscal year 2000. Net units shipped in fiscal year 2001 increased by 75% from fiscal year 2000. Offsetting this increase was a decrease in average selling price of these devices primarily due to pricing reductions, rebate programs, and the introduction of lower price point products in fiscal year 2001 as compared to fiscal year 2000. Revenues increased in all geographic regions during fiscal year 2001.

PalmSource—We have reported segment information for the segment we now call PalmSource, as if it had existed historically, and we have applied the terms of the Solutions Group licensing agreement effective in the third quarter of fiscal year 2002 to the prior periods. On this basis, revenues for fiscal year ended June 1, 2001 were $86.6 million, an increase of $38.6 million or 80% from fiscal year 2000 revenues of $48.0 million. The increase in revenues was primarily driven by an increase in Palm OS device shipment volumes by licensees. Intersegment royalties earned from the Solutions Group for fiscal year 2001 and fiscal year 2000 of $59.9 million and $41.0 million, respectively, are included in PalmSource but eliminated in consolidation.

Cost of Revenues

Fiscal year 2001 total cost of revenues was $1,335.1 million compared to $614.5 million in fiscal year 2000, an increase of $720.6 million or 117%. Total cost of revenues is comprised of cost of revenues, cost of revenues —charge (reduction) for special excess inventory and related costs and the applicable portion of amortization of goodwill and intangible assets. Cost of revenues as a percentage of revenues was 85.6% for fiscal year 2001 compared to 58.1% for fiscal year 2000. Cost of revenues—charge (reduction) for special excess inventory represents a special charge recorded for excess inventory and related costs, including non-cancelable purchase commitments with third party suppliers. This charge increased total cost of revenues by $268.9 million or 17.3% of revenues during fiscal year 2001. The amortization of goodwill and intangible assets applicable to the cost of revenues increased as a percentage of revenue and in absolute dollars in fiscal year 2001 compared to the same period of fiscal year 2000, due to additional amortization recorded for core technology acquired in connection with certain acquisitions during fiscal year 2001. Segment management reporting excludes the following financial statement line items: ‘Cost of revenues—charge (reduction) for special inventory and related costs’ and the applicable portion of ‘amortization of goodwill and intangible assets’.

Solutions Group—Cost of revenues for fiscal year 2001 was $1,118.6 million compared to $653.8 million in fiscal year 2000, an increase of $464.8 million. Cost of revenues as a percentage of revenues was 73.0% for fiscal year 2001 compared to 62.2% for fiscal year 2000. This increase was primarily due to the cost of purchasing certain supply-constrained components at premiums during the first three quarters of fiscal year 2001, lower average sales prices during fiscal year 2001 as compared to fiscal year 2000, and a higher number of product promotions during fiscal year 2001. Intersegment cost of revenues for royalties to PalmSource for fiscal years 2001 and 2000 of $59.6 million and $42.7 million, respectively, are included in Solutions Group but eliminated in consolidation.

PalmSource—Fiscal year 2001 cost of revenues for PalmSource was $3.0 million compared to $2.1 million in fiscal year 2000, an increase of $0.9 million. Cost of revenues as a percentage of revenues was 3.5% for fiscal year 2001 compared to 4.3% in fiscal year 2000.

Sales and Marketing

Sales and marketing expenses were $337.0 million in fiscal year 2001 compared to $236.3 million in fiscal year 2000, an increase of $100.7 million or 43%. Sales and marketing expenses consist principally of advertising programs and marketing efforts, salaries and benefits for sales and marketing personnel, travel expenses, sales commissions and related information technology and facilities costs. Sales and marketing expenses as a percentage of revenues were 21.6% in fiscal year 2001 compared to 22.3% in fiscal year 2000. The increase in absolute dollars in fiscal year 2001 compared to fiscal year 2000 was primarily due to increased advertising, promotional funds paid to retailers related to revenue levels and increased headcount and related expenses as a result of increased headcount of approximately 40% in fiscal year 2001 compared to fiscal year 2000. In addition, sales and marketing expenses such as worldwide branding efforts, demand generation activities, media advertising, tradeshows, and promotional programs increased as we released new products and increased our sales and marketing efforts in the enterprise and education markets.

Research and Development

Research and development expenses were $158.1 million in fiscal year 2001 compared to $72.9 million in fiscal year 2000, an increase of $85.2 million or 117%. Research and development expenses consist principally of salaries and benefits, project bonuses for engineering personnel, project and development related expenses, and related information technology and facilities costs. Research and development expenses increased as a percentage of revenues to 10.1% in fiscal year 2001 from 6.9% in fiscal year 2000. The increase was primarily due to increased headcount of approximately 55% in fiscal year 2001 compared to fiscal year 2000 to support new product introductions in fiscal year 2001, such as the m100, m105, m500 and m505 devices, and expansion of development efforts in areas such as wireless Internet solutions and future versions of the Palm OS.

General and Administrative

General and administrative expenses were $87.8 million in fiscal year 2001 compared to $50.9 million in fiscal year 2000, an increase of $36.9 million or 73%. General and administrative expenses consist principally of salaries and benefits, travel expenses, and related information technology and facilities costs for finance, legal, human resources and executive personnel. General and administrative expenses also include outside legal and accounting fees and provision for bad debts. General and administrative expenses as a percentage of revenues increased to 5.6% in fiscal year 2001 from 4.8% in fiscal year 2000. The increase was primarily due to increased spending for headcount and related expenses in order to build the infrastructure necessary for a stand-alone public company, particularly in areas such as information technology, finance and human resources while at the same time paying 3Com for transitional services. Headcount increased approximately 51% in fiscal year 2001 compared to fiscal year 2000. The increase in general and administrative expense dollars was also due to an increase in allowance of doubtful accounts appropriate with our increase in revenues.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $37.3 million in fiscal year 2001 compared to $3.4 million in fiscal year 2000, an increase of $33.9 million. The increase related to the amortization charges resulting from the acquisitions of peanutpress, WeSync.com, Inc. (“WeSync”), AnyDay, and Actual Software Corporation (“Actual Software”) which closed in March 2001, February 2001, June 2000, and May 2000, respectively.

Restructuring Charges

In the fourth quarter of fiscal year 2001, we recorded restructuring charges of $60.9 million in operating expenses. These restructuring charges related to the implementation of a series of cost reduction actions announced in March 2001 to minimize the impact of the economic slowdown. The restructuring charges consisted of carrying and development costs related to the land on which we had previously planned to build our new corporate headquarters, real estate facilities costs related to lease commitments for space no longer intended for use, workforce reduction and discontinued project costs.

The following provides more detailed information to the $60.9 million charges as of June 1, 2001 relating to the restructuring charges recorded during the fourth quarter of fiscal year 2001.

•
We recorded a charge of $20.4 million for carrying and development costs related to the land on which we had previously planned to build our new corporate headquarters. These costs primarily consisted of contractor, architect, and consulting fees incurred for preparation of site plans plus interest and related transaction costs which were payable by us pursuant to the master lease agreement.

•
We recorded a charge of $19.4 million for excess facilities. The charge consisted of lease commitments for facilities which we exited or did not occupy, net of expected sublease proceeds as well as related property and equipment that was disposed of or removed from service, including leasehold improvements and computer networking equipment. Actions taken with respect to excess facilities included the closure of certain corporate facilities in Santa Clara, California and the termination of plans to occupy a leased facility in the Boston, Massachusetts area.

•
We recorded a workforce reduction charge of approximately $15.1 million primarily for severance and fringe benefits. This program was expected to result in the reduction of approximately 300 regular employees across all geographic regions.

•
We recorded a charge of $6.0 million for the discontinuance of certain projects that were not in line with our strategic focus. This charge consisted of $3.3 million of costs incurred in connection with the projects and accrual for amounts expected to be paid in fiscal year 2002 for the termination of the projects.

Impairment Charges

Impairment charges of $106.7 million in fiscal year 2001 consisted of a $47.7 million impairment of goodwill and intangible assets related to the acquisition of AnyDay as a result of the AnyDay acquisition performing below expectations and a $59.0 million impairment charge related to the land on which we had previously intended to build a new corporate headquarters.

In the fourth quarter of fiscal year 2001, we terminated a seven-year master lease agreement that had been entered into during the second quarter of fiscal year 2001 related to the land and construction of a headquarters facility in San Jose, California. At the initiation of the lease agreement, the lessor acquired the land for the future headquarters. Due to the uncertain economic environment and changes to our business, we decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement we were required to exercise our option to purchase the land for the lessor’s full initial purchase price. Recognizing that there had been a decline in the market value of land in the Silicon Valley area due to the downturn in the economy, an impairment charge was recorded for the difference between the fair market value of the land at May 31, 2001 and Palm’s purchase price.

Legal Settlements

$5.5 million in fiscal year 2001 was incurred for the settlement of two lawsuits.

Separation Costs

Separation costs were $5.5 million in fiscal year 2001 compared to $19.6 million in fiscal year 2000, a decrease of $14.1 million or 72%. Separation costs consisted of those costs related to our separation from 3Com that were generally one-time in nature including consulting and professional fees.

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

Income Tax Provision (Benefit)

The income tax benefit for fiscal year 2001 was $167.7 million or a 32.0% effective tax benefit on our net operating loss before income taxes. The income tax provision for fiscal year 2000 was $31.9 million, or a 41.0% effective tax rate on our income before income taxes.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2002 were $278.5 million, compared to $513.8 million at June 1, 2001. Short term investments at May 31, 2002 were $18.0 million. The decrease of $235.3 million in cash and cash equivalents was attributable to cash used in operating activities of $252.9 million and cash used in investing activities of $35.9 million, offset by cash provided by financing activities of $53.6 million. Cash used in operating activities of $252.9 million consisted primarily of the net loss of $82.2 million, and decreases in accounts payable of $149.3 million and other accrued liabilities of $173.7 million, offset by a $52.5 million decrease in inventory and a $51.9 million decrease in accounts receivable. In connection with investing activities, we used net cash of $16.2 million to purchase property and equipment, $18.0 million to purchase short-term investments and $1.8 million of restricted investments. Cash provided by financing activities of $53.6 million consisted primarily of cash proceeds from the issuance of a convertible note.

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into our common stock at $4.63 per share. We may force a conversion at any time beyond one year of the closing, provided our common stock has traded above $7.13 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined based upon eligible accounts receivable and inventory as well as a real estate line of credit, less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require us to obtain prior consent from the lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of May 31, 2002, we have used our credit facility to support the issuance of letters of credit of $53.8 million.

In the third quarter of fiscal year 2002, we began denominating our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in currencies other than functional currency of our reporting entities. We are hedging certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are included in interest and other income (expense) in our consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

In the fourth quarter of fiscal year 2002, Palm announced its plans to move to new facilities in fiscal year 2003. Solutions Group entered into a three-year lease in Milpitas, California and will occupy three buildings with a total of 153,274 square feet. PalmSource entered into a three-year lease in Sunnyvale, California and will occupy one building with a total of 88,096 square feet.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures.

In March 2001, we announced plans to implement a series of cost reduction actions, including terminating plans to construct a new corporate headquarters in San Jose, California. The land on which we planned to build our new corporate headquarters had been subject to a seven-year master lease agreement which was cash collateralized and contained certain financial covenants as well as certain requirements to begin construction. We elected to terminate the lease and exercise our option to purchase the land in order to improve our liquidity options.

We have entered into inventory commitment agreements with certain supply partners to procure inventory. In addition, we lease our facilities and certain equipment under capital and operating lease arrangements that expire at various dates through 2011. Future minimum lease payments under noncancelable operating leases as of May 31, 2002 were $29.1 million in fiscal year 2003, $14.1 million in fiscal year 2004, $14.4 million in fiscal year 2005, $14.6 million in fiscal year 2006, $14.7 million in fiscal year 2007 and $21.6 million thereafter.

Based on current plans and business conditions, we believe that our existing cash, cash equivalents, short term investments and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if inventory, accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and results of operations.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 was applicable to all business combinations completed after July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded in Palm’s financial statements are affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment. We adopted SFAS No. 142 on June 2, 2001. As defined by SFAS No. 142, Palm identified two reporting units which constitute components of Palm’s business. During fiscal year 2002, we completed the transitional and annual impairment tests. The fair value for each of the Company’s reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning June 1, 2002. The adoption of this statement will not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on Palm’s historical financial position or results of operations.

Business Environment and Risk Factors

Company-Specific Trends and Risks:

Risks Related to Our Business

If we fail to develop and introduce new products and services timely and successfully, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and services that our customers’ and end users’ choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable prices and terms, our business and operating results would be negatively impacted because we would not be able to compete effectively and our ability to generate revenues would suffer. We expect to release a new version of our Palm OS operating system, a new ARM-based handheld device and new enterprise server software for our i705 wireless device between early summer and the fall of calendar year 2002. If we are not able to introduce these or other new products on a cost-effective and timely basis, our results of operations could be adversely affected.

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our customers and end users needs and technological trends accurately or are otherwise unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market to successfully compete and our results of operations could be adversely affected.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld devices.

The demand for our products depends on many factors and is difficult to forecast, in part due to competition, variations in economic conditions, seasonality, changes in consumer and enterprise preferences and relatively short product life cycles. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand could result in costly excess production or inventories or the inability to secure sufficient quantities or cost-effective production of our handheld devices. This could adversely impact our results of operations and financial condition. For instance, in the fourth quarter of fiscal year 2001, we experienced a sudden and unanticipated decline in demand of our products. As a result, we incurred a charge to cost of revenues of $268.9 million in fiscal year 2001 related to excess inventory and related costs, which included $124.7 million for non-cancelable component commitments. In fiscal year 2002, we recognized a $101.8 million benefit to cost of revenues as a result of higher than anticipated sales of older products and recoveries on components that were previously written off in the fourth quarter of fiscal year 2001.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly.

Our operating results are difficult to predict. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include, and are not limited to the following:

•	Consumer and enterprise spending levels may fail to meet our expectations.

•	Changes in general economic conditions and specific market conditions may impact the demand for our products and services.

•	Changes in consumer and enterprise preferences for our products and services may impact the demand for our products and services.

•	Price and product competition from other handheld devices or other devices with similar functionality may adversely impact our business, results of operations and financial condition.

•	Seasonality of demand for our products and services may cause our revenues to fluctuate on a quarter over quarter basis.

•	Variations in product costs or the mix of products sold may affect our profit margins in any particular quarter.

•
Quality issues with our products may result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

•	Changes in pricing or promotional programs may fail to meet our expectations.

•	Manufacturing lead times may affect our third party manufacturers ability to produce quality products on time which may harm our reputation and cause our results of operations to suffer.

•	If our ability to achieve targeted product cost reductions and operating expense reductions fails, our operating results could be affected.
•	The introduction and market acceptance of new products and services may affect our operating results if customer demand fails to meet our expectations.

•	Excess inventory or insufficient inventory to meet demand may adversely impact our business, results of operations and financial condition.

•	Unpredictability of our licensee’s product introductions or market acceptance may cause our results of operations to suffer.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

We rely on third party manufacturers and distributors to design, manufacture and distribute our handheld devices, and our reputation and results of operations could be adversely affected if these third party manufacturers fail to meet their performance obligations.

We outsource some of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and results of operations could suffer.

We outsource all of our manufacturing to third party manufacturers. We depend on them to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations could suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations could suffer.

Most of our device products are manufactured by our third party manufacturers at their international facilities. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks which are not in our control and our operating results could be negatively impacted.

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

Our contract distribution facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our results of operations.

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

Our device products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

Some components, such as displays and certain integrated circuits, digital signal processors, microprocessors, radio frequency and discrete components come from sole source suppliers. Alternative sources are not always available or may be financially prohibitive. If suppliers were unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed.

We enter into agreements for the development and licensing of third party technology to be incorporated into some of our products. Our ability to release and sell our products could be seriously harmed if the third party technology is not delivered to us in a timely manner or contains errors or defects which are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. Our inability to obtain alternative technology could result in damage to our reputation as well as lost revenues and diverted development resources.

We will continue to rely on our handheld device products as the primary source of our revenues for the foreseeable future.

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. In fiscal year 2002, revenues from sales of devices and accessories constituted approximately 93% of our consolidated revenues.

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

Because we sell our products primarily to distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, our distributors, retailers or resellers could modify their business practices, such as payment terms or inventory levels. Unexpected changes in return requests, inventory levels, payment terms or other practices by our channel customers could negatively impact our results of operations or our financial condition.

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

If we are unable to compete effectively with existing or new competitors our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share, and our results of operations and financial condition would suffer.

We compete in the handheld device, operating system software and wireless services markets. The markets for these products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Palm to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products.

Some competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products, which could negatively affect our results of operations and financial condition.

Certain competitors may have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, results of operations and financial condition.

•
Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal handheld device competitors include Casio, Hewlett-Packard, Nokia, Research in Motion Limited (“RIM”), Sharp and PalmSource licensees such as Acer, HandEra (formerly TRG), Handspring, Kyocera, Samsung and Sony, who compete either directly or indirectly with our handheld computing devices. In addition, companies such as Matsushita, NEC and Toshiba as well as several smaller companies in Asia and Europe offer or intend to sell handheld devices. The separation of our Solutions Group and PalmSource businesses into two independent companies may result in more competition for our Solutions Group handheld devices as PalmSource may license the Palm OS to device companies who compete directly or indirectly with the Solutions Group business. If revenues of our Solutions Group business suffer because of competition from third party licensees of our Palm OS platform, our results of operations could be negatively impacted.

•
Our wireless services compete with a variety of alternative technologies and services, such as those based on different industry standards for wireless access, information appliances that provide wireless connectivity and other traditional and developing methods. Competitors to our wireless services include Earthlink, Go America, RIM and potentially other device manufacturers who offer wireless services. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner, to local phone companies and telecommunications carriers.

•
Our Palm OS platform competes primarily with operating systems such as Microsoft’s Windows CE for sub-PC computers, Microsoft’s Pocket PC, “Stinger” and Pocket PC 2002 Phone Edition, Symbian’s OS for wireless devices, Java-based platforms such as those found on cell phones, proprietary operating systems from companies such as Sharp Electronics and operating systems based on Linux. Licensees of our Palm OS platform are under no obligation to introduce new products based on our operating system and may elect not to use the Palm OS platform and instead use an alternative operating system, in which case we may not be able to increase our revenues from licensing the Palm OS platform or expand the proliferation of the Palm economy. In addition, handheld computers depend upon good interoperability with software running on personal computers and network servers in order to acquire and back-up information. If Microsoft or other companies interfered with that interoperability for Palm OS devices, the salability of Palm OS could be adversely affected.

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

Our Palm OS platform and handheld devices may contain errors or defects, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

Our Palm OS platform and our devices are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims which could harm our business, results of operation and financial condition.

We may have to cancel or delay the release of certain features in our Palm OS platform and product shipments if we are unable to obtain key technology from third parties, or we might incur increased costs to obtain or develop the technology from another third party or ourselves.

We license third party software for use in the Palm OS platform as well as to provide software development tools to enable applications to be written for our Palm OS platform. In addition to third party licensed software, we also enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for our Palm OS platform which we will then own and may later incorporate into new releases of the Palm OS platform. We expect that we will continue to license third party software and to enter into joint development arrangements. If a third party developer or a joint developer fails to develop software in a timely fashion or at all, we may not be able to deliver certain features in our products as expected, or we could be required to expend unexpected development costs to develop the software ourselves or use cash to obtain it from another third party. As a result, our product introductions could be delayed or our offering of features could be reduced, which could affect our operating results. Furthermore, the third party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available.

We have internally separated our business into two independent businesses by transferring our Palm OS platform and licensing business to our PalmSource subsidiary. If we fail to manage our separate businesses effectively, our on-going business prospects and overall financial performance may suffer.

In December 2001, we separated our business into two independent businesses and formed our PalmSource subsidiary to contain our Palm OS platform and licensing business. We cannot be certain that we will be able to effectively implement and manage these two independent businesses or that each of the businesses can successfully run its own independent operations. Failure to effectively manage two independent business operations or failure of the two businesses to sustain efficient operations or to successfully implement their business strategies could cause deterioration in our revenues, compromise our on-going business prospects and impair our overall financial performance.

If we do not externally separate our PalmSource and Solutions Group businesses, our business and results of operations could suffer.

While we have organized our operations into the PalmSource and Solutions Group businesses, we have also indicated an external separation objective of outside private or public investment in PalmSource in calendar year 2002, by making PalmSource an independent public company. Our future plans also contemplate a possible distribution of PalmSource stock to Palm stockholders. If we fail to achieve the objective of outside investment in PalmSource and/or we do not distribute PalmSource stock to Palm stockholders, our business may be adversely affected. We may lose current licensees and/or attract fewer new licensees to the Palm OS platform due to concern about lack of independence from the products of the Palm Solutions Group. This could result in the Palm OS platform being less competitive. In addition, we may face challenges managing our two independent businesses in a single company group without compromising business opportunities for one business because of potentially conflicting business priorities with the other business. We may also have difficulty attracting and retaining key employees without an external separation.

PalmSource currently derives its revenue from a small number of licensees of the Palm OS platform, and the failure of one or more of them to build a successful sustained business selling products from which PalmSource derives revenue could significantly harm PalmSource’s results of operations or future business prospects.

PalmSource currently derives its revenue from a small number of licensees of the Palm OS platform. If one or more of them fails to build a successful sustained business selling products from which PalmSource derives revenue, PalmSource could lose a significant portion of its revenue. In addition, the failure of a Palm OS platform licensee to continue developing, marketing and selling products based on the Palm OS platform could make the Palm OS platform appear to be less attractive and deter prospective PalmSource customers from licensing the Palm OS platform, thereby reducing the actual or perceived market opportunity available to licensees and PalmSource. Furthermore, the failure or loss of one or more current licensees or the inability to attract new licensees could make PalmSource less attractive to potential investors, which could limit our ability to externally separate the PalmSource business, result in the Palm OS platform being less competitive and cause our business and results of operations to suffer.

If we do not deliver or expand the wireless access and services that the market desires or we fail to provide our devices or services on additional carrier networks, including networks in international markets, our results from operations could suffer.

We must continue to adapt our wireless services strategy to compete in the rapidly evolving wireless services market. The future success of our wireless services business substantially depends on the geographic coverage, capacity, affordability, reliability and security of wireless networks. We currently offer a subscription-based wireless access service that enables users of our Palm VII and i705 handheld devices to access Internet content, communicate via electronic mail, and in the case of the i705 handheld, communicate using instant messaging. We currently rely on a sole carrier for our Palm handheld wireless services and our products are configured around the frequency standard used by them. If this carrier failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users which could cause our business and results of operations to suffer.

Our wireless services strategy depends on our ability to develop new wireless access devices that operate on additional wireless networks. Many wireless carriers, including international carriers, use different standards and transmit data on frequencies different than those used by our Palm VII and i705 today. We are in the process of designing new products that will be compatible with alternative networks. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship as well as with governmental or regulatory authorities. These certification requirements could delay the offering of additional wireless products and services. If we are unsuccessful at developing new devices that operate on other wireless networks or if we are unsuccessful at building favorable relationships with additional U.S. and international carriers, our results of operations could be adversely affected.

Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless services accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless services provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. If acceptance of our wireless services and solutions is less than anticipated, our results from operations could be adversely affected.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient qualified personnel.

Our future success depends on our ability to attract and retain highly skilled executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. In spite of the economic slowdown, recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options.

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our anticipated revenue base. These reductions have resulted in reallocations of employee duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and negatively affect our business.

Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses, or be prevented from selling products if these claims are successful.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we or our customers or Palm OS platform licensees are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers or Palm OS platform licensees. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale or our products.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. We filed a Notice of Appeal on December 21, 2001. We may not be successful in our appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In addition, the court required us to post a $50 million bond pending the resolution of the appeal, which was satisfied with a letter of credit from a financial institution. If we are not successful in our appeal, Xerox might again seek an injunction from the court, and we might be required to pay Xerox significant damages or license fees.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. In light of the Markman order, the defendants filed a motion for summary judgment of noninfringement, and E-Pass filed a motion for summary judgment of infringement. The motions have been fully briefed, but have not yet been ruled upon by the Court. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Although the case was initially assigned to Judge Roderick R. McKelvie, Judge McKelvie stepped down from the bench. Thereafter, the case was reassigned to the vacant judgeship position and referred to Magistrate Judge Mary P. Thynge. In an Order dated July 11, 2002, Magistrate Judge Thynge granted Palm’s motion for summary judgment that all asserted claims were not infringed.

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

In the past, there have been thefts of computer equipment from us and our employees. This computer equipment has contained proprietary information and intellectual property. We have formulated a security plan to reduce the risk of any future thefts and have cooperated with state and federal law enforcement officials in an investigation of past incidents. We may not be successful in preventing future thefts, or in preventing those responsible for past thefts from using our technology to produce competing products. The unauthorized use of Palm technology by competitors could have a material adverse effect on our ability to sell our products in some markets.

We are subject to general commercial litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims, and we could be subject to significant damages or remedies.

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

On August 7, 2001, a purported consumer class action lawsuit was filed against us and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al (Case No. 323587). An amended complaint was filed and served on us on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Our answer was filed on October 1, 2001. The parties are engaging in discovery. A trial date of October 15, 2002 has been set.

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

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman vs. Palm, Inc. (Case No. 02-208249-CF). The unverified Complaint, filed on behalf of purchasers of Palm III, Palm IIIxe, Palm V, and Palm m100 handhelds, alleges that Palm advertisements for those handhelds misled consumers regarding the capabilities of the units to remotely and wirelessly access the Internet, emails and to access documents in Microsoft compatible formats without the need for additional software and/or peripheral hardware. The complaint alleges claims against us for purported violations of the Michigan Consumer Protection Act, fraudulent misrepresentation, negligence, unjust enrichment and breach of express and implied warranties. The complaint seeks to have us pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. We filed an answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

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

Within the last two and a half years, we have acquired ThinAirApps, Inc., certain assets of Be Incorporated, peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc., and Actual Software Corporation. We will evaluate other acquisition opportunities that could provide us with additional product or service offerings or additional industry expertise as they arise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities. In addition, we have made strategic venture investments in other companies which provide products and services which are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

Our strategy to broaden usage of our devices in the enterprise includes strategic alliances with established partners. If we are not able to successfully enter into new enterprise strategic alliances with partners, or the relationships we do establish are not rewarding, our enterprise market penetration may not proceed as rapidly or as lucratively as we anticipate, which could impact our results.

We believe strategic and leveraged alliances with enterprise partners are important to our success in enterprise adoption of our products. These relationships will provide leverage for us and provide additional resources to further enable penetration of the enterprise market. If we are unable to successfully enter into strategic and leveraged alliances, or if they are not as productive as we anticipate, our results of operations could be negatively impacted.

Our flexibility to operate our business may be constrained by the requirements of our credit facility.

In June 2001, we obtained a two-year asset-backed, borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The terms of our credit facility requires us to maintain a minimum cash balance as of the last day of each month, obtain the prior consent of our lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders’ consent, we will be unable to take certain actions and our business may suffer. Failure to meet certain covenants or the occurrence of certain events result in an event of default which confers additional rights on our lenders and could cause us to suffer adverse financial and business consequences. As of May 31, 2002, we have used our credit facility to support the issuance of letters of credit of $53.8 million.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. The third party service provider (EDS) upon which we rely for our IT data center and other network services contracts with WorldCom for the infrastructure and support of our wide area network services. WorldCom is facing significant business and financial challenges, and its ability to continue operations may be in jeopardy. If our wide area network services failed, or if we or EDS were required to switch from WorldCom to another wide area network service provider, our operations could be disrupted and our business could suffer.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity.

We maintain an investment portfolio consisting mainly of debt securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limited exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio. If market interest rates were to increase immediately and uniformly by 10 percent from levels at May 31, 2002 and June 1, 2001, the fair value of the portfolio would decline by an immaterial amount. It is our current intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell our cash equivalent and/or short-term investments prior to maturity to meet the liquidity needs of the Company.

Foreign Currency Exchange Risk

In the third quarter of fiscal year 2002, we began denominating our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in currencies other than functional currency of our reporting entities. We are hedging certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange contracts. We did not hold derivative financial instruments for trading purposes during fiscal years 2002, 2001 and 2000 and we do not intend to utilize derivative financial instruments for trading purposes in the future.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

MANAGEMENT’S REPORT

Management is responsible for preparing the Company’s consolidated financial statements and the other information that appears in this Form 10-K. Management believes that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-K is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company’s system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management’s authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Palm Board of Directors has an Audit Committee, which is comprised solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities.

Deloitte & Touche LLP audits the Company’s financial statements in accordance with auditing standards generally accepted in the United States of America and provides an objective, independent review of the Company’s internal controls and the fairness of its reported financial condition and results of operations.

By:	/s/ ERIC A. BENHAMOU	By:	/s/ JUDY BRUNER
	Eric A. Benhamou Chairman and Chief Executive Officer		Judy Bruner Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Palm, Inc.:

We have audited the consolidated balance sheets of Palm, Inc. and its subsidiaries (“Palm” or “the Company”) as of May 31, 2002 and June 1, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Palm, Inc. and its subsidiaries at May 31, 2002 and June 1, 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

San Jose, California
June 21, 2002

Palm, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended
	May 31,	June 1,	June 2,
	2002	2001	2000
Revenues	$1,030,831	$1,559,312	$1,057,597
Costs and operating expenses:
Cost of revenues	747,221	1,062,042	613,120
Cost of revenues-charge (reduction) for special excess inventory and related costs	(101,844)	268,930	—
Sales and marketing	236,214	337,029	236,275
Research and development	141,013	158,132	72,889
General and administrative	56,444	87,842	50,916
Amortization of goodwill and intangible assets (*)	12,531	37,321	3,378
Restructuring charges	46,553	60,888	—
Impairment charges	—	106,669	—
Legal settlements	—	5,450	—
Separation costs	1,542	5,468	19,570
Purchased in-process technology	—	1,063	—

Total costs and operating expenses	1,139,674	2,130,834	996,148
Operating income (loss)	(108,843)	(571,522)	61,449
Interest and other income (expense), net	938	47,331	16,364

Income (loss) before income taxes	(107,905)	(524,191)	77,813
Income tax provision (benefit)	(25,737)	(167,715)	31,903

Net income (loss)	$(82,168)	$(356,476)	$45,910

Net income (loss) per share:
Basic	$(0.14)	$(0.63)	$0.09

Diluted	$(0.14)	$(0.63)	$0.09

Shares used in computing net income (loss) per share:
Basic	572,796	566,132	539,739
Diluted	572,796	566,132	539,851

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$6,306	$4,135	$1,350
Sales and marketing	11	556	506
Research and development	6,137	32,610	1,494
General and administrative	77	20	28

Total amortization of goodwill and intangible assets	$12,531	$37,321	$3,378

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Balance Sheets
(In thousands, except par value amounts)

	May 31,	June 1,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$278,547	$513,769
Short-term investments	17,970	—
Accounts receivable, net of allowance for doubtful accounts of $8,485 and $14,899, respectively	63,551	115,342
Inventories	55,004	107,813
Deferred income taxes	48,985	154,362
Prepaids and other	14,122	12,867

Total current assets	478,179	904,153

Restricted investments	2,326	500
Land, property and equipment, net	211,556	223,422
Goodwill, net	68,785	43,169
Intangible assets, net	9,585	18,218
Deferred income taxes	205,440	90,656
Other assets	13,225	17,133

Total assets	$989,096	$1,297,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,909	$238,235
Accrued restructuring	35,512	32,399
Other accrued liabilities	108,577	282,851

Total current liabilities	232,998	553,485

Non-current liabilities:
Long-term convertible debt	50,000	—
Deferred revenue and other	15,250	9,614

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: May 31, 2002, 579,200 shares; June 1, 2001, 567,215 shares	579	567
Additional paid-in capital	1,122,124	1,092,329
Unamortized deferred stock-based compensation	(5,743)	(14,929)
Accumulated deficit	(426,207)	(344,039)
Accumulated other comprehensive income	95	224

Total stockholders’ equity	690,848	734,152

Total liabilities and stockholders’ equity	$989,096	$1,297,251

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock	Additional Paid-in Capital	Unamortized Deferred Stock-based Compensation	3Com Corp. Equity	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, May 28, 1999	$—	$—	$—	$34,151	$—	$(133)	$34,018
Components of comprehensive income:
Net income	—	—	—	33,473	12,437	—	45,910
Accumulated translation adjustments	—	—	—	—	—	(77)	(77)

Total comprehensive income							45,833

Dividend paid to 3Com Corporation	—	—	—	(150,000)	—	—	(150,000)
Net transfers to 3Com Corporation	—	—	—	(77,144)	—	—	(77,144)
Reclassification of 3Com equity to additional paid-in capital	—	(159,520)	—	159,520	—	—	—
Initial public offering and private placements, net of offering expenses	564	1,171,961	—	—	—	—	1,172,525
Common stock issued under stock plans	1	17,044	(16,483)	—	—	—	562
Stock-based compensation expense	—	—	430	—	—	—	430
Tax benefit from employee stock options	—	2,964	—	—	—	—	2,964

Balances, June 2, 2000	565	1,032,449	(16,053)	—	12,437	(210)	1,029,188
Components of comprehensive loss:
Net loss	—	—	—	—	(356,476)	—	(356,476)
Net unrealized gain on available for sale investments	—	—	—	—	—	411	411
Accumulated translation adjustments	—	—	—	—	—	23	23

Total comprehensive loss	—	—	—	—	—	—	(356,042)

Common stock issued under stock plans	2	30,341	(2,848)	—	—	—	27,495
Options assumed in conjunction with acquisitions	—	10,501	(2,759)	—	—	—	7,742
Warrants issued in conjunction with purchase agreement	—	3,842	—	—	—	—	3,842
Stock-based compensation expense	—	—	6,731	—	—	—	6,731
Tax benefit from employee stock options	—	15,196	—	—	—	—	15,196

Balances, June 1, 2001	567	1,092,329	(14,929)	—	(344,039)	224	734,152
Components of comprehensive loss:
Net loss	—	—	—	—	(82,168)	—	(82,168)
Net unrealized loss on available for sale investments	—	—	—	—	—	(573)	(573)
Reclassification adjustment for loss included in earnings	—	—	—	—	—	119	119
Accumulated translation adjustments	—	—	—	—	—	325	325

Total comprehensive loss	—	—	—	—	—	—	(82,297)

Common stock issued:
Under stock plans, net	2	3,493	(1,166)	—	—	—	2,329
Private placements	1	958	—	—	—	—	959
Common stock issued and options assumed in conjunction with acquisitions	9	29,853	—	—	—	—	29,862
Stock-based compensation expense	—	12	5,831	—	—	—	5,843
Cancelled restricted stock grants related to terminated employees	—	(4,521)	4,521	—	—	—	—

Balances, May 31, 2002	$579	$1,122,124	$(5,743)	$—	$(426,207)	$95	$690,848

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	May 31, 2002	June 1, 2001	June 2, 2000
Cash flows from operating activities:
Net income (loss)	$(82,168)	$(356,476)	$45,910
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	42,100	54,395	7,951
Amortization of deferred stock-based compensation	5,843	6,731	430
Deferred income taxes	(7,581)	(213,467)	(16,541)
Purchased in-process technology	—	1,063	—
Impairment charges	—	106,669	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	51,854	7,699	(26,437)
Inventories	52,496	(83,756)	(11,871)
Prepaids and other	1,457	1,302	(8,042)
Accounts payable	(149,326)	110,800	47,020
Tax benefit from employee stock options	—	15,196	2,964
Accrued restructuring	6,079	32,399	—
Other accrued liabilities	(173,667)	153,062	87,905

Net cash provided by (used in) operating activities	(252,913)	(164,383)	129,289

Cash flows from investing activities:
Purchase of land	—	(219,015)	—
Purchase of property and equipment	(16,169)	(66,422)	(10,393)
Acquisition of businesses, net of cash acquired	43	(111,382)	(1,648)
Purchases of restricted investments	(1,826)	(241,860)	—
Sale of restricted investments	—	241,360	—
Purchase of equity investments	—	(12,880)	—
Purchase of short-term investments	(17,970)	—	—

Net cash used in investing activities	(35,922)	(410,199)	(12,041)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,288	27,495	1,172,525
Issuance of convertible debt	50,000	—	—
Net transfers to 3Com Corporation	—	—	(77,144)
Dividend paid to 3Com	—	—	(150,000)
Repayment of debt from businesses acquired	—	(1,295)	(902)
Other, net	325	23	(77)

Net cash provided by financing activities	53,613	26,223	944,402

Change in cash and cash equivalents	(235,222)	(548,359)	1,061,650
Cash and cash equivalents, beginning of period	513,769	1,062,128	478

Cash and cash equivalents, end of period	$278,547	$513,769	$1,062,128

Other cash flow information:
Cash refund (paid) for income taxes	$16,137	$(16,094)	$—

Cash paid for interest	$(147)	$(40)	$(11)

Non-cash investing and financing activities are as follows:
Fair value of stock options assumed in business combination	$255	$10,501	$—

Issuance of warrants	$—	$3,842	$—

Common stock issued for acquisition of businesses	$29,607	$—	$—

Purchase of property and equipment through capital lease	$2,436	$—	$—

See notes to consolidated financial statements.

Palm, Inc.
Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

Palm, Inc. develops, markets and sells a family of handheld computing device products, licenses the Palm operating system (“OS”) to other device and information appliance manufacturers and offers a wireless access service. Palm was originally incorporated in California in 1992 as Palm Computing, Inc. and was acquired by U.S. Robotics Corporation (“USR”) in September 1995. USR was acquired by 3Com Corporation in June 1997, and Palm became a wholly owned subsidiary of 3Com Corporation (“3Com”).

On September 13, 1999, 3Com announced its plan to create an independent publicly traded company, Palm, Inc., comprised of 3Com’s handheld computing business. Palm’s legal separation from 3Com occurred on February 26, 2000 (“Separation Date”), at which time Palm began to operate independently from 3Com. Palm completed its initial public offering in March 2000.

Today, Palm is organized into two operating segments—PalmSource, Inc., a wholly owned subsidiary of Palm, Inc. (“PalmSource”), and the Solutions Group. In the first quarter of fiscal year 2002, Palm announced its strategy to separate its Palm OS business (PalmSource) and its device business (Solutions Group) into two, independent companies. Palm believes this independence will bring greater clarity of mission and focus to both units and better serve our existing and future licensees.

Note 2.    Significant Accounting Policies

Fiscal Year

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2002 and 2001 each contained 52 weeks, whereas fiscal year 2000 contained 53 weeks.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Palm to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such management estimates include an allowance for doubtful accounts receivable, reserves for sales returns, provision for inventory lower of cost of market adjustments, valuation allowances against deferred income taxes, estimates related to recovery of long lived assets and accruals of product warranty and other liabilities.

Principles of Consolidation

The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash Equivalents and Short-Term Investments

Cash equivalents are highly liquid debt investments acquired with remaining maturities of three months or less. Short-term investments are debt investments acquired with maturities between three and twelve months. While Palm’s intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting

Standards (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities, Palm has classified all debt securities as available-for-sale. Such securities are recorded at market value using the specific identification method with unrealized gains and losses included as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest and other income (expense), along with interest and dividends.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on Palm’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially subject Palm to credit risk consist of cash, cash equivalents and short-term investments which are invested in highly liquid instruments in accordance with Palm’s investment policy. Palm sells the majority of its products through distributors, retailers and resellers. While a significant portion of Palm’s accounts receivable is concentrated with a few customers as shown below, generally credit risk is diversified due to the number of entities comprising Palm’s customer base and their dispersion across different geographic locations throughout the world. Palm generally sells on open account and performs periodic credit evaluations of its customers’ financial condition.

The following individual customers accounted for 10% or more of total revenue for the fiscal years ended:

	May 31,	June 1,	June 2,
	2002	2001	2000
Ingram Micro	20%	19%	25%
Tech Data	12%	9%	8%

The following individual customers accounted for 10% or more of total accounts receivable at:

	May 31,	June 1,	June 2,
	2002	2001	2000
Ingram Micro	26%	24%	21%
Tech Data	14%	8%	10%
Best Buy	10%	10%	3%

Inventories

Inventory purchases and purchase commitments are based upon forecasts of future demand. Palm values its inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If Palm believes that demand no longer allows it to sell its inventory above cost or at all, then Palm writes down that inventory to market or writes off excess inventory levels.

Restricted Investments

Restricted investments consist of U.S. government obligations and certificates of deposit with maturities of three months or less. These investments are carried at cost, which approximates fair value and are restricted as to withdrawal. Restricted investments are held in brokerage accounts in Palm’s name.

Land, Property and Equipment

Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer

Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years). Land is stated at cost and has been reduced by an impairment charge recorded as the result of a decline in market value. (See note 6 to the consolidated financial statements.)

Goodwill and Intangible Assets

Palm evaluates the recoverability of goodwill on an annual basis or in certain circumstances as required under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when the fair value or the estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset.

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

Equity Investments

Investments in equity securities with readily available fair values are available-for-sale and recorded at market value with unrealized gains or losses included as a component of other comprehensive income. Investments in equity securities whose fair values are not readily available and for whom Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to other interest income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including SOP No. 97-2, Software Revenue Recognition, as amended. Palm recognizes revenues from sales of handheld device products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates, and price protection. Accordingly, revenue is reduced based on Palm’s for our estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience.

Within PalmSource, revenue from software license agreements with manufacturers of handheld devices is recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are deferred and recognized as earned based on contractually reported information from licensees. Within Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately. Revenue from wireless Internet access service subscriptions is recognized over the service period. Software license revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation.

Advertising

Advertising costs are expensed as incurred and were $100.1 million, $157.3 million and $103.1 million for fiscal years 2002, 2001 and 2000, respectively. Cooperative advertising, for which Palm receives identifiable benefits whose fair value can be reasonably estimated, and marketing development obligations for channel customers are expensed in the period the related revenue is recognized.

Warranty Costs

Palm accrues for warranty costs based on historical rates of repair as a percentage to shipment levels and the expected repair cost per unit, warranty policies and specific known warranty issues.

Restructuring Costs

Palm accrues for restructuring costs when it makes a commitment to a firm exit plan that specifically identifies all significant actions to be taken in conjunction with its response to a change in its strategic plan, product demand, increased costs or other environmental factors. Palm reassesses the prior restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and new restructuring accruals are recorded as commitments are made.

Separation Costs

Separation costs consist of one-time costs, such as consulting and professional fees, associated with the process of the planned external separation of PalmSource as well as those costs related to Palm’s separation from 3Com.

Income Taxes

Income tax expense (benefit) for fiscal years 2002 and 2001 is based on pre-tax financial accounting income or loss. Prior to July 27, 2000 (the Distribution Date), Palm’s operating results were included in certain 3Com consolidated U.S., state, and foreign income tax returns. The provision for taxes in Palm’s consolidated financial statements for fiscal year 2000 has been determined on a separate-return basis. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates and certain tax planning strategies, the carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions.

Foreign Currency Translation

For non-U.S. subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, monthly, at exchange rates as of the balance sheet date, and revenues, expenses, gains and loses are translated, monthly, at average exchange rates during the year. Resulting foreign currency translation adjustments are included as a component of other comprehensive income.

For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Gains or losses resulting from foreign currency translation are included in interest and other income (expense) in the consolidated statements of operations.

Derivative Instruments

Palm conducts business on a global basis in several currencies. As such, Palm is exposed to adverse movements in foreign currency exchange rates. Palm enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. Gains and losses on the contracts are included in interest and other income (expense) in the consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. Palm’s foreign exchange forward contracts relate to current assets and liabilities and generally mature within 30 days. Palm did not hold derivative financial instruments for trading purposes during fiscal years 2002, 2001 and 2000.

Stock-Based Compensation

Palm accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Palm accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the years ended May 31, 2002 and June 1, 2001, stock options outstanding and warrants would have been anti-dilutive, and accordingly, approximately 280,000 and 2,822,000 common equivalent shares were excluded from the computations of dilutive net loss per share, respectively. For the year ended June 2, 2000, the dilutive effect of stock options was approximately 112,000 shares.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus net unrealized gain (loss) on investments, reclassification adjustments for loss included in earnings and accumulated foreign currency translation adjustments.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 was applicable to all business combinations completed after July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded in Palm’s financial statements are affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but be tested at least annually for impairment. Palm adopted SFAS No. 142 on June 2, 2001. As defined by SFAS No. 142, Palm identified two reporting units which constitute components of Palm’s business. During fiscal year 2002, Palm completed the transitional and annual impairment tests. The fair value for each of the reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for the fiscal year beginning June 1, 2002. The adoption of this statement will not have a significant impact on Palm’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on Palm’s historical financial position or results of operations.

Note 3.    Business Combinations

In December 2001, Palm completed its acquisition of ThinAirApps, Inc. (“ThinAirApps”). ThinAirApps was a privately-held, New York-based developer of software enabling secure wireless access to corporate email and other critical enterprise data. As a result of the acquisition, Palm expects to benefit from the licensing of ThinAirApps’ software technology and the addition of engineers to the Solutions Group business. In addition, potential benefits of the acquisition include integrating ThinAirApps’ technology into future versions of Palm’s products to enhance secure wireless access capabilities. The total purchase price of $19.7 million consisted of $18.6 million of Palm common stock (5,250,390 shares issued based on the average stock price for the five trading days ended on December 17, 2001), $0.3 million of stock options assumed and $0.8 million of direct transaction costs.

In November 2001, Palm completed its purchase of specified assets of Be Incorporated (“Be”), including substantially all of Be’s intellectual property and other technology assets. Be was a provider of software solutions designed specifically for Internet appliances and digital media. In addition to the asset purchase, Palm hired a substantial majority of Be’s engineers to work for PalmSource. Potential benefits of the acquisition include the possibility of integrating Be’s operating system technology into future versions of the Palm OS to provide greater Internet, communications and multimedia capability. The total purchase price of $12.2 million consisted of $11.0 million of Palm common stock (4,104,478 shares issued based on the closing stock price on November 12, 2001) and $1.2 million of direct transaction costs.

Both of the transactions were accounted for as purchases pursuant to SFAS No. 141. Pursuant to SFAS No. 142, goodwill related to the acquisitions is not amortized and will be tested at least annually for impairment. The goodwill for the ThinAir Apps acquisition is not deductible for tax purposes. The goodwill for the Be acquisition is deductible for tax purposes.

The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material either individually or in the aggregate.

The purchase prices of the fiscal year 2002 business combinations were allocated as follows (in thousands):

	ThinAirApps	Be
Core technology	$3,810	$800
Net tangible assets	468	—
Non compete covenants	—	780
Deferred tax assets	1,565	—
Goodwill	13,815	10,570

Purchase price	$19,658	$12,150

The estimated fair value of tangible assets acquired and liabilities assumed as of the purchase date for the ThinAirApps acquisition are as follows (in thousands):

ThinAirApps
Current assets	$107
Property and equipment	784
Other assets	225

Total assets acquired	1,116
Total current liabilities assumed	(648)

Net tangible assets acquired	$468

In March 2001, Palm completed the acquisition of peanutpress.com, Inc. (“peanutpress”). The total purchase price of $5.3 million consisted of $5.0 million of cash and $0.3 million of direct transaction costs. Total liabilities assumed in the transaction of $0.1 million included accounts payable, accrued liabilities, and contractual commitments. Approximately $0.2 million of the purchase price of peanutpress represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. Peanutpress was a provider of an eBook reader and eBooks. Peanutpress developed, archived, hosted, and securely distributed eBook collections on behalf of publishers of books. Intangible assets are being amortized over periods ranging from two to four years. This acquisition was accounted for using the purchase method of accounting under APB No.16, Business Combinations.

In December 2000, Palm completed the acquisition of WeSync.com, Inc. (“WeSync”). The total purchase price of $46.1 million consisted of $39.5 million of cash, $5.8 million of stock options assumed and direct transaction costs of $0.8 million. Total liabilities assumed in the transaction of $1.2 million included accounts payable, accrued liabilities, and contractual commitments. WeSync was a provider of wireless synchronization technologies. WeSync’s technologies enabled work and personal groups using the Company’s web-based service to share and synchronize changes to calendars and contacts on Palm Powered handhelds and PCs. Intangible assets are being amortized over periods ranging from two to four years. This acquisition was accounted for using the purchase method of accounting under APB No.16, Business Combinations.

In June 2000, Palm completed the acquisition of AnyDay.com, Inc. (“AnyDay”). The total purchase price of $85.7 million consisted of $71.4 million of cash, $4.7 million of stock options assumed, $9.2 million of contractual commitments and $0.4 million of direct transaction costs. Total liabilities assumed in the transaction of $13.7 million included accounts payable, accrued liabilities, contractual commitments, and long-term debt. Approximately $0.9 million of the purchase price of AnyDay represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. AnyDay was a provider of an Internet-based time management solution. AnyDay’s solution extended the capabilities of the online calendar with group organizing, events directory, and integrated email scheduling system. This acquisition was accounted for using the purchase method of accounting under APB No.16, Business Combinations. During the fourth quarter of fiscal year 2001, Palm recorded an impairment charge of $47.7 million related to the goodwill and intangible assets of AnyDay acquisition based upon an impairment analysis necessitated by evolving market conditions that indicated that the carrying amounts of long-lived assets acquired might not be fully recoverable through undiscounted future operating cash flows.

In May 2000, Palm completed the acquisition of Actual Software Corporation (“Actual Software”). The $3.4 million purchase price consisting of cash and equity has been accounted for using the purchase method of accounting under APB No.16, Business Combinations. Actual Software was a developer of email software for the Palm OS. The purchase price for the Actual Software acquisition included $0.6 million for stock options granted to the principals of Actual Software.

Note 4.    Available For Sale and Restricted Investments

The Company’s available for sale and restricted investments as of May 31, 2002 and June 1, 2001 are as follows (in thousands):

	May 31, 2002			June 1, 2001
	Carrying Value	Unrealized Loss	Estimated Fair Value	Carrying Value	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market fund	$73,936	$—	$73,936	$63,031	$—	$63,031
State and local government obligations	94,448	—	94,448	178,596	—	178,596
Corporate notes/bonds	98,900	—	98,900	224,350	—	224,350
Foreign corporate notes/bonds	3,000	—	3,000	10,000	—	10,000

	270,284	—	270,284	475,977	—	475,977

Short-term investments:
Corporate notes/bonds	17,987	(17)	17,970	—	—	—

Restricted investments:
U.S. government agency obligations	1,551	—	1,551	—	—	—
Certificate of deposit	775	—	775	500	—	500

	2,326	—	2,326	500	—	500

Equity investments	35	(26)	9	180	(105)	75

Total available for sale and restricted investments	$290,632	$(43)	$290,589	$476,657	$(105)	$476,552

Note 5.    Inventories

Inventories consist of the following (in thousands):

	May 31, 2002	June 1, 2001
Finished goods	$35,995	$104,676
Work in process and raw materials	19,009	3,137

	$55,004	$107,813

Note 6.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31, 2002	June 1, 2001
Land	$160,000	$160,000
Equipment and internal use software	85,692	74,446
Leasehold improvements	2,519	5,446
Furniture and fixtures	5,087	5,099

Total	253,298	244,991
Accumulated depreciation and amortization	(41,742)	(21,569)

	$211,556	$223,422

The land is approximately 39 acres, located in San Jose, California and was land on which Palm had previously planned to build its new corporate headquarters. The Company currently has no plans to sell the land within the next twelve months.

In the fourth quarter of fiscal year 2001, Palm incurred an impairment charge of $59 million related to the land as a result of the termination of a seven-year master lease agreement that had been entered into during the second quarter of fiscal year 2001. The agreement related to Palm’s future headquarters facility. At the initiation of the agreement, the lessor acquired the land for Palm’s future headquarters. Due to the uncertain economic environment and changes to its business, in the fourth quarter of fiscal year 2001, Palm decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement Palm was required to exercise its option to purchase the land for the lessor’s full initial purchase price. Due to the decline in the market value of land in the Silicon Valley area, Palm determined the “as is” market value of the land at Palm’s acquisition date of May 31, 2001. The impairment charge recorded in the fourth quarter of fiscal year 2001 was the difference in the value of the land at that date and Palm’s purchase price. The land was classified as held for sale as of June 1, 2001 but ceased to be actively marketed during fiscal year 2002 and was reclassified as held for use.

Note 7.    Goodwill and Other Intangible Assets

Palm adopted SFAS No. 142, Goodwill and Other Intangible Assets, on June 2, 2001. As defined by SFAS No. 142, the Company identified two reporting units—the Solutions Group and PalmSource, which constitute components of Palm’s business that include goodwill. During the fiscal year ended May 31, 2002, Palm completed the transitional and annual impairment tests, and the fair value for each of Palm’s reporting units exceeded the reporting unit’s carrying amount. Therefore no impairment of goodwill or intangibles was indicated.

Intangible assets consist of the following (in thousands):

		May 31, 2002			June 1, 2001
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	24-48 months	$18,659	$(10,565)	$8,094	$14,049	$(4,495)	$9,554
Non-compete covenants	6-24 months	12,759	(11,692)	1,067	11,979	(5,468)	6,511
Acquired workforce	24-36 months	—	—	—	2,601	(1,109)	1,492
Other	36 months	710	(286)	424	710	(49)	661

		$32,128	$(22,543)	$9,585	$29,339	$(11,121)	$18,218

All of Palm’s intangible assets are subject to amortization except for acquired workforce which has been reclassified as goodwill as of June 2, 2001.

Estimated future amortization expense is as follows (in thousands):

Fiscal Year
2003	$6,704
2004	2,135
2005	746

$9,585

The changes in the carrying amount of goodwill for fiscal year 2002, are as follows (in thousands):

	Solutions Group	PalmSource	Total
Balance as of June 1, 2001	$3,680	$39,489	$43,169
SFAS 142 adjustment, net of deferred income taxes	636	595	1,231

Balance as of June 2, 2001	4,316	40,084	44,400
Goodwill acquired during the period	13,815	10,570	24,385
Goodwill transferred between reporting units	(3,039)	3,039	—

Balance as of May 31, 2002	$15,092	$53,693	$68,785

During fiscal year 2002, the assets and liabilities, including goodwill, related to Palm’s Digital Media business that were previously included in Solutions Group were contributed to, and are now included in, PalmSource.

Had the provisions of SFAS No. 142 been applied for the years ended June 1, 2001 and June 2, 2000, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	May 31, 2002	June 1, 2001	June 2, 2000
Net income (loss), as reported	$(82,168)	$(356,476)	$45,910
Add back amortization:
Goodwill	—	23,520	1,144
Acquired workforce	—	1,618	1,477
Related income tax effect	—	(782)	(1,075)

Adjusted net income (loss)	$(82,168)	$(332,120)	$47,456

Net income (loss) per share:
Basic and diluted net income (loss) per share, as reported	$(0.14)	$(0.63)	$0.09
Add back amortization of goodwill, acquired workforce and related income tax effect	—	0.04	—

Adjusted basic and diluted net income (loss) per share	$(0.14)	$(0.59)	$0.09

Note 8.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31, 2002	June 1, 2001
Payroll and related expenses	$11,967	$16,724
Technical support	11,688	14,275
Product warranty	18,320	26,720
Accrued loss on inventory purchase commitments	—	125,457
Other	66,602	99,675

	$108,577	$282,851

Note 9.    Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through September 2011, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future minimum lease payments are as follows (in thousands):

Fiscal Year	Operating	Capital

2003	$29,045	$891
2004	14,064	891
2005	14,372	149
2006	14,605	—
2007	14,698	—
Thereafter	21,593	—

	$108,377	1,931

Amount related to interest		(134)

Capital lease obligation		$1,797

Rent expense was $24.1 million, $19.3 million and $6.1 million for fiscal years 2002, 2001 and 2000, respectively.

In the fourth quarter of fiscal year 2002, Palm announced its plan to move to new facilities in fiscal year 2003. The Solutions Group entered into a three-year lease in Milpitas, California and will occupy three buildings with a total of 153,274 square feet. PalmSource entered into a three-year lease in Sunnyvale, California and will occupy one building with a total of 88,096 square feet. The leases begin in August 2002 and are included in the lease commitments above.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into common stock at $4.63 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $7.13 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note.

In June 2001, Palm obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. Palm is subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require the Company to obtain prior consent from the lenders before it engages in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of May 31, 2002, Palm has used its credit facility to support the issuance of letters of credit of $53.8 million.

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

At the time of Palm’s separation from 3Com, Palm assumed responsibility for 25% of the minimum purchase commitment that 3Com had entered into with a certain vendor which ends in fiscal year 2003. In the event that Palm does not purchase its share of the minimum annual purchase goal from the vendor, Palm will make an incremental payment to 3Com for the applicable year. In the event that Palm purchases none of its share of the minimum annual purchase goal in fiscal year 2003, it would be required to make payments up to a maximum of $4.9 million.

Note 10.    Stockholders’ Equity

Preferred Stock

Palm’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at May 31, 2002 and June 1, 2001.

Stockholder Rights Plan

In November 2000, the Board of Directors approved a preferred stock right agreement and issued a dividend of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock for each outstanding share of common stock to stockholders of record as of November 6, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combinations transactions of Palm.

Employee Stock Purchase Plan

Palm has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period. As of May 31, 2002, 25,000,000 shares of Palm common stock have been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, 10,000,000 shares, or a lesser amount as may be determined by the Board of Directors. During the years ended May 31, 2002 and June 1, 2001, Palm issued approximately 2,146,000 and 734,000 shares, respectively, under the employee stock purchase plan, and at May 31, 2002, approximately 22,120,000 shares were available for issuance under this plan.

Stock Option Plan

Palm has a stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants. Options are generally granted at not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. Palm’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. Certain Palm employees also participated in the 3Com restricted stock plan, and at the Distribution Date, Palm employees who had 3Com restricted stock grants forfeited the unvested portion of their 3Com restricted stock grants. The forfeited unvested shares were replaced by Palm restricted stock grants. During the years ended May 31, 2002, June 1, 2001 and June 2, 2000, Palm recognized compensation expense of $4,865,000, $6,409,000 and $430,000, respectively, related to Palm restricted stock grants. As of May 31, 2002, 70,000,000 shares of common stock have been reserved for issuance under the stock option plan. The stock option plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of 5% of the outstanding shares of common stock on the first day of the fiscal year, 25,000,000 shares, or a lesser amount as may be determined by the Board of Directors. At May 31, 2002, approximately 22,263,000 shares of common stock were available for grant under this plan.

Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. As of May 31, 2002, 6,000,000 shares of common stock have been reserved for issuance under the director stock option plan. No future grants of stock options will be made under the Amended and Restated 1999 Director Option Plan, and it remains in effect only with respect to outstanding options previously granted thereunder. At May 31, 2002, approximately 5,646,000 shares of common stock were available for grant under the director stock option plan.

The following table summarizes the activity under all stock option plans (in thousands, except exercise price):

	Years Ended
	May 31, 2002		June 1, 2001		June 2, 2000
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	34,024	$23.63	13,074	$34.45	—	$—
Granted	32,430	4.67	25,164	18.32	13,178	34.48
Exercised	(43)	4.70	(1,413)	13.68	—	—
Cancelled	(19,870)	19.97	(2,801)	31.36	(104)	38.00

Outstanding at end of year	46,541	$12.00	34,024	$23.63	13,074	$34.45

Prior to the Separation Date, certain Palm employees had been granted options to purchase 3Com common stock under 3Com’s employee stock option plans. At the Distribution Date, approximately 3,503,000 3Com options held by Palm employees were converted into options to purchase 6,676,000 shares of Palm common stock and are included in the above schedule as fiscal year 2001 grants.

Information relating to stock options outstanding as of May 31, 2002 is as follows (in thousands, except exercise price):

	Outstanding			Exercisable
Range of exercise price	Number of shares	Weighted average exercise price	Weighted average contractual life	Number of shares	Weighted average exercise price
	(in years)
$0.10 to $5.14	11,795	$3.34	9.4	3,543	$3.23
$5.21 to $5.24	14,392	5.24	9.2	703	5.24
$5.35 to $7.70	6,976	7.45	8.6	3,006	7.67
$7.73 to $15.41	2,803	13.66	6.7	1,775	13.82
$15.42 to $29.44	4,674	25.06	7.6	2,565	24.46
$29.50 to $66.94	5,901	40.01	7.8	3,118	39.61

$0.10 to $66.94	46,541	$12.00	8.7	14,710	$16.93

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

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Pro forma net income (loss) (in thousands)	$(186,766)	$(502,374)	$18,110
Pro forma net income (loss) per share – basic and diluted	$(0.33)	$(0.89)	$0.03

The weighted average estimated fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $2.58, $10.79 and $16.43 per share, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions:

	Years ended
Assumptions applicable to stock options	May 31, 2002	June 1, 2001	June 2, 2000
Risk-free interest rate	3.4%	4.9%	6.2%
Volatility	100.0%	77.0%	60.0%
Option term (in years)	2.5	3.1	3.5
Dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of shares granted under the employee stock purchase plan during fiscal years 2002 and 2001 was $1.61 and $7.55 per share, respectively. The fair value of each employee stock purchase plan (“ESPP”) grant was estimated at the date of grant using the Black-Scholes options valuation model with the following weighted average assumptions:

	Years ended
Assumptions applicable to ESPP	May 31, 2002	June 1, 2001
Risk-free interest rate	3.4%	4.2%
Volatility	97.0%	77.0%
Option term (in years)	2.0	1.8
Dividend yield	0.0%	0.0%

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

Note 11.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Current:
Federal	$(9,194)	$25,289	$35,747
State	(6,543)	8,549	8,436
Foreign	(2,419)	11,914	4,261

Total current	(18,156)	45,752	48,444

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Deferred:
Federal	(13,981)	(165,022)	(12,826)
State	964	(42,317)	(3,695)
Foreign	5,436	(6,128)	(20)

Total deferred	(7,581)	(213,467)	(16,541)

	$(25,737)	$(167,715)	$31,903

Income before income taxes for the fiscal years ended May 31, 2002, June 1, 2001 and June 2, 2000 includes foreign subsidiary income (loss) of ($42.2) million, ($43.8) million and $12.2 million, respectively.

The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.4	4.2	4.6
Research tax credits	2.3	0.5	(0.8)
Acquired in-process technology and non-deductible goodwill	—	(4.3)	—
Differential in foreign tax rates on earnings (losses)	4.0	(3.8)	—
Valuation allowance	(21.0)	—	—
Other	0.2	0.4	2.2

	23.9%	32.0%	41.0%

The significant components of Palm’s deferred income tax assets are (in thousands):

	Years ended
	May 31, 2002	June 1, 2001
Reserves not currently deductible for tax purposes	$45,161	$151,889
Net operating loss carryforwards	161,828	34,690
Deferred expenses	39,214	33,148
Tax credit carryforwards	17,187	13,192
Deferred revenue	5,013	9,251
Other	8,719	2,848

	277,122	245,018
Valuation allowance	(22,697)	—

	$254,425	$245,018

The valuation allowance reduces deferred tax assets to estimated realizable value. The valuation allowance increased by $22.7 million in fiscal year 2002 and relates to a portion of the net operating loss and credit carryforwards, and temporary differences for which Palm believes that realization is uncertain due to Palm’s recent history of operating losses.

As of May 31, 2002, Palm has an operating loss carryforward for federal tax purposes of approximately $439 million, which expires in 2022 and 2023. Palm also has approximately $30 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2010 and 2022. In addition, Palm has federal and state research and experimental credit carryforwards of approximately $17 million which expire in various years between 2007 and 2023.

Note 12.    Restructuring Charges and Excess Inventory and Related Costs

During fiscal year 2002, Palm recorded restructuring charges of $46.6 million. These charges relate to two restructuring programs announced during the second and fourth quarters of fiscal year 2002 and an adjustment to the charge recorded in the fourth quarter of fiscal year 2001.

In the fourth quarter of fiscal year 2002, Palm recorded restructuring charges of $16.7 million related to decisions and commitments made in that quarter. These restructuring charges consist of workforce reduction costs, excess facilities charges and the discontinuance of certain projects. Palm recorded approximately $5.4 million related to workforce reductions across all geographic regions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees. Palm recorded a charge of approximately $7.7 million related to facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003. Palm recorded a charge of approximately $3.6 million, of which $2.3 million has been paid in cash, related to projects that were cancelled.

In the second quarter of fiscal year 2002, Palm announced actions intended to reduce its cost structure and recorded charges of $21.9 million for these actions. The second quarter fiscal year 2002 restructuring charge consisted of workforce reduction costs across all geographic regions and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. Workforce reductions affected approximately 225 regular employees. As of May 31, 2002, approximately 210 regular employees have been terminated. During second half of fiscal year 2002, Palm recorded charges totaling $0.2 million primarily due to changes from the original estimate in the expected sublease income from excess facilities.

In the fourth quarter of fiscal year 2001, Palm recorded restructuring charges which consisted of carrying and development costs related to the land on which Palm had previously planned to build a headquarters facility, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees, a reduction from the original estimate of 300 regular employees. During fiscal year 2002, Palm recorded charges totaling $7.8 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily as a result of a reduction in estimated sublease income. As of May 31, 2002, the headcount reductions are essentially complete. As of May 31, 2002, total cash payments of $25.3 million have been made in connection with the fiscal year 2001 restructuring charges.

Cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete. Palm expects to complete cost reduction actions initiated in the fourth quarter of fiscal year 2002 in the next six months. Palm cannot assure that current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Accrued liabilities related to the fourth quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Restructuring expenses	$7,664	$5,385	$3,600	$16,649
Cash payments	—	—	(2,327)	(2,327)
Write-offs	(12)	—	—	(12)

Balances, May 31, 2002	$7,652	$5,385	$1,273	$14,310

Accrued liabilities related to the second quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Restructuring expenses	$8,364	$13,725	$22,089
Cash payments	(2,083)	(11,786)	(13,869)
Write-offs	(3,693)	(202)	(3,895)

Balances, May 31, 2002	$2,588	$1,737	$4,325

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Land carrying and development costs	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Balances, June 1, 2001	$1,257	$17,530	$10,984	$2,628	$32,399
Restructuring expenses	1,366	9,857	(3,059)	(349)	7,815
Cash payments	(2,624)	(9,434)	(7,260)	(1,788)	(21,106)
Write-offs	—	(1,400)	(340)	(491)	(2,231)

Balances, May 31, 2002	$—	$16,553	$325	$—	$16,877

Palm recorded a provision for inventory and related costs, including non-cancelable purchase commitments with third party suppliers, totaling $268.9 million during the fourth quarter of fiscal year 2001. This excess inventory charge was due to a significant decrease in forecasted revenue and was calculated in accordance with Palm’s policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand. During fiscal year 2002, the Company experienced continued customer demand for the products that had been previously written off. Accordingly, the Company recognized a reduction in the provision for inventory and related costs of $101.8 million during fiscal year 2002.

Note 13.    Employee Benefit Plan

Eligible Palm employees may participate in Palm’s 401(k) Plan (“the Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 22% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the Board of Directors. Palm matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in Palm matching contributions according to a three-year vesting schedule based on initial date of hire. Palm’s expense related to 401(k) matching contributions was $2.3 million, $2.4 million, and $1.1 million for fiscal years 2002, 2001 and 2000, respectively.

Note 14.    Litigation

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. Palm may not be successful in the appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In addition, the court required Palm to post a $50 million bond pending the resolution of the appeal, which was satisfied with a letter of credit from a financial institution. If Palm is not successful in the appeal, Xerox might again seek an injunction from the court, and Palm might be required to pay Xerox significant damages or license fees.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. The parties have engaged in discovery. On December 5, 2001, the Court issued a Markman order that interpreted certain patent claim terms at issue. In light of the Markman order, the defendants filed a motion for summary judgment of noninfringement, and E-Pass filed a motion for summary judgment of infringement. The motions have been fully briefed, but have not yet been ruled upon by the Court. No trial date has been set.

In January 2001, a shareholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public shareholders approve Palm’s 1999 director stock option plan. 3Com Corporation, the sole shareholder at the time, approved the 1999 director plan prior to our March 2000 initial public offering. The complaint alleged that Palm was required to seek approval for the plan by shareholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of our stock, and the adoption of equity and stock option plans. The plaintiff also alleges that we do not have, and have never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind our director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin us from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. Although the case was initially assigned to Judge Roderick R. McKelvie, Judge McKelvie stepped down from the bench. Thereafter, the case was reassigned to the vacant judgeship position and referred to Magistrate Judge Mary P. Thynge. In an Order, Magistrate Judge Thynge granted Palm’s motion for summary judgment that all asserted claims were not infringed.

In June 2001, the first of several putative shareholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm, several of its officers and a director. The complaints, which have been consolidated under In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Neither Palm nor its officers and director have responded to these actions.

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

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman vs. Palm, Inc. (Case No. 02-208249-CF). The unverified Complaint, filed on behalf of purchasers of Palm III, Palm IIIxe, Palm V, and Palm m100 handhelds, alleges that Palm advertisements for those handhelds misled consumers regarding the capabilities of the units to remotely and wirelessly access the Internet, emails and to access documents in Microsoft compatible formats without the need for additional software and/or peripheral hardware. The complaint alleges claims against Palm for purported violations of the Michigan Consumer Protection Act, fraudulent misrepresentation, negligence, unjust enrichment and breach of express and implied warranties. The complaint seeks to have Palm pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed an answer denying the allegations and the parties are in the early stages of discovery. No trial date has been set.

In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox, Olivetti, E-Pass, and Rotis litigation.

Note 15.    Transactions with 3Com Corporation

Through the Separation Date, Palm’s costs and expenses included allocations of certain 3Com expenses, including centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing, engineering, and other 3Com corporate services and infrastructure costs. These allocations were determined on bases that 3Com and Palm considered to be reasonable reflections of the utilization of services provided or the benefit received by Palm. Such allocated costs included in the accompanying consolidated statements of operations for the fiscal year ended June 2, 2000 totaled $51,027,000.

After the Separation Date, Palm has paid 3Com for certain leased facilities and for transitional services required while Palm established its independent infrastructure. Amounts paid to 3Com under these agreements since the Separation Date were $25.2 million, $31.9 million and $11.5 million for fiscal years 2002, 2001 and 2000, respectively.

A Tax Sharing Agreement allocates 3Com’s and Palm’s responsibilities for certain tax matters. The agreement requires Palm to pay 3Com for the incremental tax costs of Palm’s inclusion in consolidated, combined or unitary tax returns with affiliated corporations. The agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Palm’s tax liability for periods during which Palm joined in filing consolidated, combined or unitary tax returns. This agreement also requires Palm to indemnify 3Com for certain additional taxes that would result if an acquisition of a controlling interest in Palm’s stock after the distribution causes the distribution not to qualify for tax-free treatment to 3Com

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the group’s federal income tax liability for a period during which Palm was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

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

Note 16.    Business Segment Information

Palm develops, designs and markets Palm Branded handheld devices, accessories and the Palm OS® operating system. The Company is organized into two business units—the Solutions Group and PalmSource. The Solutions Group develops and markets handheld devices and accessories to provide the user with a simple, elegant and useful productivity tool. PalmSource develops and licenses the Palm OS and related software, which is referred to as the Palm platform. The Palm platform is the foundation for Palm devices as well as for devices manufactured by other third party licensees.

The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group on a “contractually reported” basis. For management reporting purposes, the Company does not allocate certain costs to the operating segments. Those costs not allocated include the following financial statement line items: ‘cost of revenues—charge (reduction) for special inventory and related costs’, ‘amortization of goodwill and intangible assets’, ‘restructuring charges’, ‘impairment charges’, ‘legal settlements’, ‘separation costs’ and ‘purchased in-process technology’.

The Solutions Group licenses the Palm platform from PalmSource and pays an intersegment royalty. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation.

	Year ended May 31, 2002
	Solutions Group	PalmSource	Eliminations	Total Palm
	(in thousands)
Revenues	$1,005,699	$66,936	$(41,804)	$1,030,831
Segment cost of revenues *	783,723	4,384	(40,886)	747,221
Operating expenses	354,249	79,667	(245)	433,671

Segment operating contribution (loss)	$(132,273)	$(17,115)	$(673)	$(150,061)

	Year ended June 1, 2001
	Solutions Group	PalmSource	Eliminations	Total Palm
	(in thousands)
Revenues	$1,532,603	$86,635	$(59,926)	$1,559,312
Segment cost of revenues *	1,118,599	3,005	(59,562)	1,062,042
Operating expenses	491,472	91,531	—	583,003

Segment operating contribution (loss)	$(77,468)	$(7,901)	$(364)	$(85,733)

	Year ended June 2, 2000
	Solutions Group	PalmSource	Eliminations	Total Palm
	(in thousands)
Revenues	$1,050,635	$47,966	$(41,004)	$1,057,597
Segment cost of revenues *	653,793	2,056	(42,729)	613,120
Operating expenses	306,301	53,779	—	360,080

Segment operating contribution (loss)	$90,541	$(7,869)	$1,725	$84,397

*	Segment cost of revenues excludes special inventory charge (reductions) and the applicable portion of amortization of intangibles.

Historical information has been restated to conform to the current segment presentation. This includes applying the terms of the license agreement between the Solutions Group and PalmSource, effective in the third quarter of fiscal year 2002, to the prior periods.

A reconciliation of the totals reported for the operating segments to the operating income (loss) in the consolidated financial statements is set forth below (in thousands):

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Segment operating contribution (loss)	$(150,061)	$(85,733)	$84,397
Amortization of goodwill and intangible assets	12,531	37,321	3,378
Restructuring charges	46,553	60,888	—
Impairment charges	—	106,669	—
Legal settlements	—	5,450	—
Separation costs	1,542	5,468	19,570
Purchased in-process technology	—	1,063	—
Cost of revenues—charge (reduction) for special excess inventory and related costs	(101,844)	268,930	—

Operating income (loss)	$(108,843)	$(571,522)	$61,449

As of May 31, 2002, total assets for Solutions Group were $1,066.0 million, total assets for PalmSource were $144.3 million and eliminations were $221.2 million. Assets were not allocated to segments for internal reporting purposes prior to fiscal year 2002.

Geographic Information

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. For fiscal years 2002, 2001 and 2000, no single country outside the United States accounted for 10% or more of total revenues. Revenues from unaffiliated customers and land, property and equipment by geographic region are as follows (in thousands):

	Years ended
	May 31, 2002	June 1, 2001	June 2, 2000
Revenues:
United States	$670,332	$966,613	$690,540
Other	360,499	592,699	367,057

Total	$1,030,831	$1,559,312	$1,057,597

	May 31, 2002	June 1, 2001	June 2, 2000
Land, property and equipment, net:
United States	$206,470	$219,567	$11,576
Other	5,086	3,855	1,437

Total	$211,556	$223,422	$13,013

Quarterly Results of Operations (Unaudited)

The following tables present Palm’s condensed operating results for each of the eight fiscal quarters for the period ended May 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Palm’s consolidated financial statements and the notes to those statements included in this Form 10-K.

	Three months ended (In thousands)
	May 31, 2002	March 1, 2002	November 30, 2001	August 31, 2001	June 1, 2001	March 2, 2001	Dec. 1, 2000	Sept. 1, 2000
Revenues	$233,283	$292,651	$290,580	$214,317	$165,295	$470,849	$522,192	$400,976
Cost of revenues *	138,355	181,039	189,079	143,210	434,993	318,209	333,924	247,981
Net income (loss)	(27,477)	2,948	(25,208)	(32,431)	(392,074)	(1,936)	20,259	17,275
Net income (loss) per share—
Basic	(0.05)	0.01	(0.04)	(0.06)	(0.69)	0.00	0.04	0.03
Diluted	(0.05)	0.01	(0.04)	(0.06)	(0.69)	0.00	0.04	0.03
Shares used in computing per share amounts—
Basic	578,740	576,769	568,459	567,215	566,971	566,463	565,946	565,149
Diluted	578,740	577,382	568,459	567,215	566,971	566,463	571,594	568,095

*	Cost of revenues includes ‘cost of revenues’, ‘cost of revenues—charge (reduction) for special excess inventory and related costs’ and the applicable portion of ‘amortization of intangible assets’.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10.    Directors and Executive Officers

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in Palm’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 1, 2002 (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to our executive officers, see the section captioned “Executive Officers” at the end of Part I of this report. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Comparison of Stockholder Return” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 31, 2002:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	46,532,328	$12.12	51,188,422	(1)(2)
Equity compensation plans not approved by security holders (3)	—	—	—

Total	46,532,328	$12.12	51,188,422

(1)	This number of shares includes 22.1 million shares of our common stock reserved under our 1999 Employee Stock Purchase Plan, as amended, for future issuance.
(2)
Our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) also provides for annual increases in the number of shares available for issuance under the 1999 Stock Plan on the first day of each fiscal year equal to the lesser of (i) 25,000,000 shares, (ii) 5% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our Board of Directors. In addition, our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”) provides for annual increases in the number of shares available for issuance under the 1999 ESPP on the first day of each fiscal year equal to the lesser of (i) 10,000,000 shares, (ii) 2% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our Board of Directors.

(3)
This does not include outstanding options to purchase 259,288 shares of our common stock assumed through various mergers and acquisitions. At May 31, 2002, these assumed options had a weighted average exercise price of $5.96 per share. None of these assumed options are available for future issuances of options to purchase shares of our common stock, and in the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “General Information” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Part IV

Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)    The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 44 of this Report on Form 10-K.

2.	Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 44 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.
2.3(2)	Master Technology Ownership and License Agreement between3Com and the registrant.
2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.
2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.
2.6(2)	Employee Matters Agreement between 3Com and the registrant.
2.7(2)	Tax Sharing Agreement between 3Com and the registrant.
2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.
2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.
2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.
2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.12(1)	Form of Non-U.S. Plan.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(9)	Amended and Restated Bylaws.
3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2(10)	Specimen Stock Certificate.
4.3(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).
4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.
10.1(9)	1999 Stock Plan, as amended.
10.2(1)	Form of 1999 Stock Plan Agreements.
10.3(1)	1999 Employee Stock Purchase Plan.
10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(3)	Amended and Restated 1999 Director Option Plan.
10.6(1)	Form of 1999 Director Option Plan Agreements.
10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.
10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

Exhibit Number	Description
10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.
10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.
10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.
10.14(1)	Form of Management Retention Agreement.
10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.
10.21(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.22(9) **	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.
10.23(9) **	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.
10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.
10.25(11)**	Agreement and General Release of All Claims between the registrant and Carl J. Yanowski dated as of November 8, 2001.
10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.
10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.
10.28(11)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.
10.31(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.
10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.
10.35(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.
10.37(12)**
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

Exhibit Number	Description
10.38†	Sublease Agreement by and between Cisco Systems Inc. and the registrant.
10.39	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.
10.40	Amendment No.1 to Lease Agreement and Work Letter Agreement.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2002

PALM, INC.

By:	/s/ ERIC A. BENHAMOU
Eric A. Benhamou Chairman and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Eric Benhamou and Judy Bruner, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Chairman and Chief Executive Officer	July 30, 2002

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ JUDY BRUNER Judy Bruner	Senior Vice President Chief Financial Officer	July 30, 2002

/s/ R. TODD BRADLEY R. Todd Bradley	President and Chief Operating Officer, Solutions Group, Director	July 30, 2002

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	July 30, 2002

/s/ GARETH C. C. CHANG Gareth C. C. Chang	Director	July 30, 2002

/s/ JEAN-JACQUES DAMLAMIAN Jean-Jacques Damlamian	Director	July 30, 2002

/s/ MICHAEL HOMER Michael Homer	Director	July 30, 2002

David Nagel	President and Chief Executive Officer, PalmSource, Inc., Director	July 30, 2002

/s/ SUSAN G. SWENSON Susan G. Swenson	Director	July 30, 2002

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended May 31, 2002, June 1, 2001 and June 2, 2000
(in thousands)

For the year ended May 31, 2002:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$14,899	$(4,806)	$(1,608)	$8,485
Product return reserve	41,136	75,537	(90,677)	25,996
Product warranty	40,995	15,670	(26,657)	30,008

For the year ended June 1, 2001:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$6,810	$8,728	$(639)	$14,899
Product return reserve	19,042	120,373	(98,279)	41,136
Product warranty	30,984	44,545	(34,534)	40,995

For the year ended June 2, 2000:	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$3,817	$4,960	$(1,967)	$6,810
Product return reserve	17,543	47,051	(45,552)	19,042
Product warranty	11,329	37,761	(18,106)	30,984

INDEX TO EXHIBITS

Exhibit Number		Description

2.1	(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.2	(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.

2.3	(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.4	(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.5	(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.6	(2)	Employee Matters Agreement between 3Com and the registrant.

2.7	(2)	Tax Sharing Agreement between 3Com and the registrant.

2.8	(2)	Master Transitional Services Agreement between 3Com and the registrant.

2.9	(2)	Real Estate Matters Agreement between 3Com and the registrant.

2.10	(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.11	(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.12	(1)	Form of Non-U.S. Plan.

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(9)	Amended and Restated Bylaws.

3.3	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2	(10)	Specimen Stock Certificate.

4.3	(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4	(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1	(9)	1999 Stock Plan, as amended.

10.2	(1)	Form of 1999 Stock Plan Agreements.

10.3	(1)	1999 Employee Stock Purchase Plan.

10.4	(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5	(3)	Amended and Restated 1999 Director Option Plan.

10.6	(1)	Form of 1999 Director Option Plan Agreements.

10.7	(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

10.8	(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9	(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10	(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11	(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12	(1)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13	(1)	Common Stock Purchase Agreement Between Nokia and the registrant.

Exhibit Number		Description

10.14	(1)	Form of Management Retention Agreement.

10.15	(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.16	(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17	(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18	(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19	(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20	(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21	(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22	(9) **	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23	(9) **	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24	(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25	(11)**	Agreement and General Release of All Claims between the registrant and Carl J. Yanowski dated as of November 8, 2001.

10.26	(11)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.27	(11)**	Registration Rights Agreement dated as of December 6, 2001.

10.28	(11)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29	(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30	(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31	(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32	(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33	(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34	(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35	(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36	(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

Exhibit Number		Description

10.37	(12)**
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.38	†	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.39		Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.40		Amendment No. 1 to Lease Agreement and Work Letter Agreement.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Auditors.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.

**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.