Form 10-Q
period 2002-08-30
PALM INC
filed 2002-10-11
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 000-29597

Palm, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 N. McCarthy Blvd. Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 503-7000

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of September 27, 2002, 579,686,912 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 59 pages of which this page is number 1.

Palm, Inc.

Graffiti, HotSync and Palm OS are registered trademarks and Palm and Palm Powered are trademarks of Palm, Inc. or its subsidiaries.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Palm, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	August 30, 2002	August 31, 2001
Revenues	$172,268	$214,317

Costs and operating expenses:
Cost of revenues	118,104	156,131
Cost of revenues—reduction for special excess inventory and related costs	—	(14,300)
Sales and marketing	44,540	65,547
Research and development	29,699	40,435
General and administrative	11,852	12,143
Amortization of intangible assets (*)	2,361	2,910
Separation costs	1,426	376
Restructuring charges	(581)	1,761

Total costs and operating expenses	207,401	265,003

Operating loss	(35,133)	(50,686)
Interest and other income (expense), net	(3,486)	2,994

Loss before income taxes	(38,619)	(47,692)
Income tax provision (benefit)	220,126	(15,261)

Net loss	$(258,745)	$(32,431)

Net loss per share:
Basic	$(0.45)	$(0.06)
Diluted	$(0.45)	$(0.06)

Shares used in computing net loss per share:
Basic	579,358	567,215
Diluted	579,358	567,215

(*) Amortization of intangible assets
Cost of revenues	$1,763	$1,379
Sales and marketing	—	11
Research and development	565	1,520
General and administrative	33	—

	$2,361	$2,910

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	August 30, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,348	$278,547
Short-term investments	27,811	17,970
Accounts receivable, net of allowance for doubtful accounts of $8,065 and $8,485, respectively	76,923	63,551
Inventories	45,220	55,004
Deferred income taxes	—	48,985
Prepaids and other	13,958	14,122

Total current assets	402,260	478,179

Restricted investments	2,457	2,326
Land, property and equipment, net	210,013	211,556
Goodwill, net	68,785	68,785
Intangible assets, net	7,224	9,585
Deferred income taxes	34,800	205,440
Other assets	8,056	13,225

Total assets	$733,595	$989,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,223	$88,909
Accrued restructuring	26,773	35,512
Other accrued liabilities	118,114	108,577

Total current liabilities	233,110	232,998

Non-current liabilities:
Long-term convertible debt	50,000	50,000
Deferred revenue and other	17,641	15,250

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: August 30, 2002, 579,688; May 31, 2002, 579,200 shares	580	579
Additional paid-in capital	1,121,961	1,122,124
Unamortized deferred stock-based compensation	(4,413)	(5,743)
Accumulated deficit	(684,952)	(426,207)
Accumulated other comprehensive income (loss)	(332)	95

Total stockholders’ equity	432,844	690,848

Total liabilities and stockholders’ equity	$733,595	$989,096

See notes to condensed consolidated financial statements

Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	August 30, 2002	August 31, 2001
Cash flows from operating activities:
Net loss	$(258,745)	$(32,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,030	6,484
Amortization	3,861	5,013
Deferred income taxes	219,625	(18,431)
Changes in assets and liabilities:
Accounts receivable	(13,372)	66,618
Inventories	9,784	(7,596)
Prepaids and other	4,457	135
Accounts payable	(686)	(127,786)
Tax benefit from employee stock options	—	11
Accrued restructuring	(8,449)	(6,355)
Other accrued liabilities	11,928	(66,587)

Net cash used in operating activities	(25,567)	(180,925)

Cash flows from investing activities:
Purchase of property and equipment	(4,803)	(11,429)
Purchase of short-term investments	(9,841)	—
Purchase of restricted investments	(131)	—

Net cash used in investing activities	(14,775)	(11,429)

Cash flows from financing activities:
Proceeds from issuance of common stock	3	11
Repurchase of restricted stock grants	(15)	(259)
Other, net	155	66

Net cash provided by (used in) financing activities	143	(182)

Change in cash and cash equivalents	(40,199)	(192,536)
Cash and cash equivalents, beginning of period	278,547	513,769

Cash and cash equivalents, end of period	$238,348	$321,233

Other cash flow information:
Cash refund for income taxes	$1,654	$18,669

Cash paid for interest	$(1,350)	$(7)

Non-cash investing and financing activities are as follows:
Purchase of property and equipment through a capital lease	$—	$2,436

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

The condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” “us,” “we,” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 30, 2002, results of operations and cash flows for the three months ended August 30, 2002 and August 31, 2001. Certain prior year balances have been reclassified to conform to the current year presentation.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Both fiscal year 2003 and 2002 contain 52 weeks. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

2.    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, addressing financial accounting and reporting for the impairment or disposal of long-lived assets. Palm adopted SFAS No. 144 as of June 1, 2002, and the adoption of this statement did not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on Palm’s historical financial position or results of operations.

3.    Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	August 30, 2002	August 31, 2001
Net loss	$(258,745)	$(32,431)
Other comprehensive income:
Unrealized loss on investments	(582)	(36)
Change in accumulated translation adjustments	155	66

Total comprehensive loss	$(259,172)	$(32,401)

4.    Net Loss Per Share

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net loss per share is also calculated based on the weighted average shares of common stock outstanding because the effect of stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. Accordingly, for the three months ended August 30, 2002 and August 31, 2001, approximately 82,000 and 63,000 common equivalent shares were excluded from the computations of dilutive net loss per share, respectively.

5.    Cash, Available for Sale and Restricted Investments

The Company’s cash, available for sale and restricted investments as of August 30, 2002 and May 31, 2002 are as follows (in thousands):

	August 30, 2002			May 31, 2002
	Carrying Value	Unrealized Loss	Estimated Fair Value	Carrying Value	Unrealized Loss	Estimated Fair Value
Cash	$15,095	$—	$15,095	$8,263	$—	$8,263

Cash equivalents:
Money market funds	64,924	—	64,924	73,936	—	73,936
State and local government obligations	78,349	—	78,349	94,448	—	94,448
Corporate notes/bonds	79,980	—	79,980	98,900	—	98,900
Foreign corporate notes/bonds	—	—	—	3,000	—	3,000

	223,253	—	223,253	270,284	—	270,284

Short-term investments:
Corporate notes/bonds	27,770	41	27,811	17,987	(17)	17,970

Equity investments in publicly traded companies	2,035	(696)	1,339	35	(26)	9

Restricted investments:
U.S. government agency obligations	1,561	—	1,561	1,551	—	1,551
Certificates of deposit	896	—	896	775	—	775

	2,457	—	2,457	2,326	—	2,326

Total cash, available for sale and restricted investments	$270,610	$(655)	$269,955	$298,895	$(43)	$298,852

6.    Inventories

Inventories consist of (in thousands):

	August 30, 2002	May 31, 2002
Finished goods	$21,240	$35,995
Work-in-process and raw materials	23,980	19,009

	$45,220	$55,004

7.    Goodwill and Other Intangible Assets

Intangible assets consist of the following (in thousands):

		August 30, 2002			May 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	24-48 months	$18,659	$(12,269)	$6,390	$18,659	$(10,565)	$8,094
Non-compete covenants	6-24 months	12,759	(12,290)	469	12,759	(11,692)	1,067
Other	36 months	710	(345)	365	710	(286)	424

		$32,128	$(24,904)	$7,224	$32,128	$(22,543)	$9,585

Amortization expense of other intangible assets was $2.4 million for the quarter ended August 30, 2002. Estimated future amortization expense for the remaining nine months of fiscal year 2003, fiscal year 2004 and fiscal year 2005 are $4.3 million, $2.1 million and $0.8 million, respectively.

The changes in the carrying amount of goodwill for the three months ended August 30, 2002, are as follows (in thousands):

	Solutions Group	PalmSource	Total
Balance as of May 31, 2002	$15,092	$53,693	$68,785
Goodwill acquired during the period	—	—	—
Goodwill transferred between reporting units	(1,276)	1,276	—

Balance as of August 30, 2002	$13,816	$54,969	$68,785

During the three months ended August 30, 2002, the assets and liabilities, including goodwill, related to Actual Software that were previously included in Solutions Group were contributed to, and are now included in, PalmSource.

8.    Deferred Income Taxes

As of August 30, 2002, Palm’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $290 million offset by a valuation allowance of $255 million. During the first quarter of fiscal year 2003, there were changes in both the valuation of and the nature of the Company’s tax planning strategies that necessitated an increase in the valuation allowance of $219 million, resulting in the net deferred tax asset balance of approximately $35 million. The valuation allowance does not impact Palm’s ability to utilize the underlying net operating loss carryforwards, which largely do not begin to expire for 20 years, in the future. For the quarter ended August 31, 2001, the effective tax rate was 32%.

9.    Commitments

Certain Palm facilities are leased under operating leases that expire at various dates through September 2011. Certain of the facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into common stock at $4.63 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $7.13 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note.

In June 2001, Palm obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. Palm is subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require the Company to obtain prior consent from the lenders before it engages in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of August 30, 2002, Palm had used its credit facility to support the issuance of letters of credit of $54.2 million. Under the terms of Palm’s credit facility, a $50 million letter of credit was issued in relation to a litigation matter and must be replaced by a new letter of credit by March 2003. In addition, the remaining $4.2 million of letters of credit must be replaced by new letters of credit in June 2003, upon the expiration of the asset-backed, borrowing-base credit facility.

At the time of Palm’s separation from 3Com, Palm assumed responsibility for 25% of the minimum purchase commitment that 3Com had entered into with a certain vendor which ends as of December 31, 2003. In the event that Palm does not purchase its share of the minimum annual purchase goal from the vendor during calendar year 2002 and 2003, Palm will make an incremental payment to 3Com of up to a maximum of $3.7 million and $4.9 million during calendar year 2002 and 2003, respectively.

Palm has entered into short-term inventory supply arrangements with certain contract manufacturers and supply partners to procure inventory.

10.    Restructuring Charges

The first quarter of fiscal year 2003 restructuring adjustments of ($0.6) million consisted of adjustments made to the second quarter fiscal year 2002 and the fourth quarter fiscal year 2001 restructuring accruals due to changes in the estimated costs of the actions.

Restructuring charges of $46.6 million recorded in fiscal year 2002 related to two restructuring programs announced during the second and fourth quarters of fiscal year 2002 and an adjustment to the charge recorded in the fourth quarter of fiscal year 2001.

The fourth quarter of fiscal year 2002 restructuring charges consisted of workforce reductions across all geographic regions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees, facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003 and canceled projects costs. As of August 30, 2002, approximately 50 regular employees had been terminated as a result of this restructuring.

The second quarter fiscal year 2002 restructuring charges consisted of workforce reduction costs across all geographic regions of approximately 225 regular employees and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. As of August 30, 2002, approximately 220 regular employees had been terminated as a result of this restructuring. During the first quarter of fiscal year 2003, certain excess facilities costs previously accrued and written off were adjusted to reflect current changes to the original estimates.

The fourth quarter fiscal year 2001 restructuring charges consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees. As of August 30, 2002, the headcount reductions were complete. In addition, during the first quarter of fiscal year 2003, certain workforce reduction costs were adjusted to reflect actual costs associated with the fourth quarter of fiscal year 2001 restructuring actions.

Cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities costs and remaining benefit payments related to workforce reduction costs.

Accrued liabilities related to the fourth quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Balances, May 31, 2002	$7,652	$5,385	$1,273	$14,310
Cash payments	(1,456)	(2,929)	—	(4,385)

Balances, August 30, 2002	$6,196	$2,456	$1,273	$9,925

Accrued liabilities related to the second quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Balances, May 31, 2002	$2,588	$1,737	$4,325
Restructuring adjustment	(297)	—	(297)
Cash payments	(776)	(721)	(1,497)
Fixed assets recovery	291	—	291

Balances, August 30, 2002	$1,806	$1,016	$2,822

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Land carrying and development costs	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Balances, May 31, 2002	$—	$16,552	$325	$—	$16,877
Restructuring adjustment	—	—	(284)	—	(284)
Cash payments	—	(2,526)	(41)	—	(2,567)

Balances, August 30, 2002	$—	$14,026	$—	$—	$14,026

11.    Litigation

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. Palm may not be successful in the appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. If Palm is not successful in the appeal, Xerox might again seek an injunction from the court. If an injunction was sought and issued it could result in business interruption for Palm which would have a significant adverse impact on Palm’s operations and financial condition. In addition, Xerox will likely seek significant damages or license fees and Palm might be responsible to Palm’s licensees and other third parties under contractual obligations.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass has now appealed the Court’s decision to the Court of Appeals for the Federal Circuit. No briefs have been filed in connection with the appeal.

In January 2001, a shareholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed against Palm in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. 3Com Corporation, the sole stockholder at the time, approved the 1999 director plan prior to our March 2000 initial public offering. The complaint alleged that Palm was required to seek approval for the plan by stockholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of its stock, and the adoption of equity and stock option plans. The plaintiff also alleges that it does not have, and has never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind the Company’s director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin the Company from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm is now preparing a response to NCR’s objections.

In June 2001, the first of several putative stockholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm, several of its officers and a director. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Palm and the individual defendants joined the motion to dismiss filed on behalf of all issuers and individual defendants. No hearing date has been set on this motion.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An amended complaint was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. A trial date of November 12, 2002 has been set.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman vs. Palm, Inc. (Case No. 02-208249-CF). The unverified Complaint, filed on behalf of purchasers of Palm III, Palm IIIxe, Palm V, and Palm m100 handhelds, alleges that Palm advertisements for those handhelds misled consumers regarding the capabilities of the units to remotely and wirelessly access the Internet, emails and to access documents in Microsoft compatible formats without the need for additional software and/or peripheral hardware. The complaint alleges claims against Palm for purported violations of the Michigan Consumer Protection Act, fraudulent misrepresentation, negligence, unjust enrichment and breach of express and implied warranties. The complaint seeks to have Palm pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed an answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

In August and September 2002, three purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., No. CV-810533; Veltman v. Palm, Inc., No. 02CH16143; and Cokenour v. Palm, Inc., No. 02L0592. All three cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing its allegedly misleading advertising. Other similar actions may be filed. Palm has not responded to these actions.

In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox and E-Pass litigation.

12.    Transactions with 3Com Corporation

After the separation date, February 26, 2000, Palm paid 3Com for certain transitional services through the third quarter of fiscal year 2002. In addition, Palm leased certain facilities from 3Com after the separation date. Amounts paid to 3Com under these lease agreements were $5.9 million for the quarter ended August 30, 2002.

A Tax Sharing Agreement allocates 3Com’s and Palm’s responsibilities for certain tax matters. The agreement requires Palm to pay 3Com for the incremental tax costs of Palm’s inclusion in consolidated, combined or unitary tax returns with affiliated corporations. The agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Palm’s tax liability for periods during which Palm was included in consolidated, combined or unitary tax returns.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the group’s federal income tax liability for a period during which Palm was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

Effective as of the separation date, subject to specified exceptions, Palm and 3Com have indemnified the other from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement.

13.    Business Segment Information

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

	Three months ended August 30, 2002
	(in thousands)
	Solutions Group			Total Palm
		PalmSource	Eliminations
Revenues	$164,725	$15,183	$(7,640)	$172,268
Cost of revenues *	126,704	2,008	(10,608)	118,104
Research and development, selling, general & administrative expenses	69,058	17,307	(274)	86,091
Amortization of intangible assets	810	1,551	—	2,361
Separation costs	943	483	—	1,426
Restructuring charges	(581)	—	—	(581)

Operating loss	$(32,209)	$(6,166)	$3,242	$(35,133)

	Three months ended August 31, 2001
	(in thousands)
	Solutions Group			Total Palm
		PalmSource	Eliminations
Revenues	$209,342	$14,900	$(9,925)	$214,317
Cost of revenues *	162,921	863	(7,653)	156,131
Cost of revenues—charge (reduction) for special excess inventory and related costs	(14,300)	—	—	(14,300)
Research and development, selling, general & administrative expenses	96,607	21,518	—	118,125
Amortization of intangible assets	1,598	1,312	—	2,910
Separation costs	297	79	—	376
Restructuring charges	1,571	190	—	1,761

Operating loss	$(39,352)	$(9,062)	$(2,272)	$(50,686)

*
Segment cost of revenues excludes the applicable portion of amortization of intangibles, which are included in the line ‘amortization of intangibles assets’ to determine segment operating contribution (loss).

Historical information has been restated to conform to the current segment presentation. This includes applying the terms of the license agreement between the Solutions Group and PalmSource, effective in the third quarter of fiscal year 2002, to the prior periods.

14.    Subsequent Events

On October 1, 2002, Palm’s Board of Directors approved a 1-for-20 reverse stock split which will affect all shares of Palm’s common stock, stock options, and warrants outstanding immediately prior to the reverse stock split. The reverse stock split will also affect the conversion factor of our long term convertible debt. The reverse stock split was authorized by the stockholders at Palm’s Annual Stockholders meeting on October 1, 2002 and will be effective on October 15, 2002.

In October 2002, PalmSource, Inc. received $20M in cash in exchange for issuing approximately 3.3 million shares of its Series A Preferred stock representing a 6.25% interest in PalmSource.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning Palm’s expectations, beliefs and/or intentions regarding the following: (a) the results, timing, costs and method of the separation of the PalmSource and Solutions Group businesses; (b) the management and marketing of the separate PalmSource and Solutions Group businesses; (c) cost reduction actions and the timing thereof; (d) the use of proceeds from the potential sale of securities under its universal shelf registration statement; (e) the sufficiency of Palm’s cash, cash equivalents, short term investments and credit facility to satisfy its anticipated cash requirements for at least the next 12 months; (f) the development and introduction of new products and services; (g) the release of an Advanced RISC Machines-based handheld device; (h) competitors and competition in the markets in which Palm operates; (i) licensing third party software; (j) the compatibility of Palm’s products with third party technology; (k) the legal proceedings and Palm’s defenses to such proceedings described in this quarterly report; (l) provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and (m) investment activities and the use of its financial instruments. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

Palm, Inc. is the leading global provider of handheld computing devices and operating systems for handheld devices. For purposes of this report, we refer to the devices designed and sold by Palm as Palm Branded devices, and we refer to devices running on the Palm operating system (the Palm OS) as Palm Powered devices. Palm Powered devices include Palm Branded devices as well as devices designed and sold by third parties licensing the Palm OS. We were founded in 1992 as Palm Computing Inc. In 1995, we were acquired by U.S. Robotics Corporation and sold our first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was incorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of our common stock was sold in an initial public offering and concurrent private placements and in July 2000, 3Com distributed the remaining approximately 94% of our common stock outstanding to 3Com’s stockholders.

Our total revenue has grown from approximately $1 million in fiscal year 1995 to $1 billion in fiscal year 2002. Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. As of August 30, 2002, we had shipped nearly 19 million Palm Branded devices, and approximately 24 million Palm Powered devices have been sold worldwide.

Today, we are organized into two operating segments—PalmSource, Inc., a wholly owned subsidiary of Palm, Inc. (“PalmSource”), and the Solutions Group. In the first quarter of fiscal year 2002, we announced our strategy to separate our Palm OS business (PalmSource) and our device business (Solutions Group) into two, independent companies. We believe this independence will bring greater clarity of mission and focus to both units and better serve our existing and future licensees. We intend to achieve external separation between the two businesses in fiscal year 2003 by making PalmSource an independent public company. In addition, in order to facilitate a distribution of PalmSource stock to Palm stockholders, in June 2002 we filed a ruling request with the Internal Revenue Service, which is still pending, seeking a determination that such a distribution, if it occurs, would be tax-free.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for the product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructuring, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Within PalmSource, revenue from software license agreements with manufacturers of handheld devices is recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are deferred and recognized as earned based on contractually reported information from our licensees. Within Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in a major customer’s credit worthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us could be affected.

We accrue for warranty and technical service costs based on historical rates of usage as a percentage of shipment levels and the expected cost per unit, service policies and specific known issues. If we experience claims or significant changes in costs of services, such as third party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

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

Our deferred tax assets represent net operating loss carryforwards and temporary differences that will result in deductible amounts in future years. Based on estimates and certain tax planning strategies, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

The following table sets forth consolidated statement of operations data and is also expressed as a percentage of consolidated revenues for the quarters indicated:

	Three months ended
	August 30, 2002		August 31, 2001
Revenues
Solutions Group	$164,725	95.6%	$209,342	97.6%
PalmSource	15,183	8.8	14,900	7.0
Eliminations	(7,640)	(4.4)	(9,925)	(4.6)

Costs and operating expenses:	172,268	100.0	214,317	100.0
Cost of revenues
Solutions Group	126,704	*	162,921	*
PalmSource	2,008	*	863	*
Eliminations	(10,608)	*	(7,653)	*

	118,104	68.6	156,131	72.8
Cost of revenues—reduction for special excess inventory and related costs—Solutions Group	—	—	(14,300)	(6.7)
Sales and marketing	44,540	25.8	65,547	30.6
Research and development	29,699	17.2	40,435	18.9
General and administrative	11,852	6.9	12,143	5.7
Amortization of intangible assets (^)	2,361	1.4	2,910	1.4
Separation costs	1,426	0.8	376	0.2
Restructuring charges	(581)	(0.3)	1,761	0.8

Total costs and operating expenses	207,401	51.8	265,003	50.9

Operating loss	(35,133)	(20.4)	(50,686)	(23.7)
Interest and other income (expense), net	(3,486)	(2.0)	2,994	1.4

Loss before income taxes	(38,619)	(22.4)	(47,692)	(22.3)
Income tax provision (benefit)	220,126	127.8	(15,261)	(7.2)

Net loss	$(258,745)	(150.2)%	$(32,431)	(15.1)%

Effective tax rate		N/A		32.0%
(^) Amortization of intangible assets:
Cost of revenues	$1,763	1.0%	$1,379	0.7%
Sales and marketing	—	—	11	—
Research and development	565	0.3	1,520	0.7
General and administrative	33	0.1	—	—

Total amortization of intangible assets	$2,361	1.4%	$2,910	1.4%

*
Cost of revenues by segment, including eliminations, expressed as a percentage of consolidated revenues are not meaningful. Solutions Group cost of revenues as a percentage of Solutions Group revenues were 76.9% and 77.8% in the first quarter of fiscal years 2003 and 2002, respectively. PalmSource cost of revenues as a percentage of PalmSource revenues were 13.2% and 5.8% in the first quarter of fiscal years 2003 and 2002, respectively.

Revenues

Total revenues for Palm in the quarter ended August 30, 2002 were $172.3 million, a decrease of $42.0 million or 20% from revenues for the comparable period ended August 31, 2001. International revenues for the first quarter of fiscal year 2003 and fiscal year 2002 were 35% of revenues, respectively.

Solutions Group—Revenues in the quarter ended August 30, 2002 were $164.7 million, a decrease of $44.6 million or 21% from revenues for the comparable period ended August 31, 2001. Unit shipments increased slightly in the first quarter of fiscal year 2003 as compared to the comparable period in fiscal year 2002. The decrease in revenues was primarily driven by a decline in average selling price. The decreased average selling price is primarily attributable to pricing actions and promotions that we initiated to respond to increased competition.

PalmSource—We have reported segment information for PalmSource as if it had existed historically, and we have applied the terms of the Solutions Group licensing agreement effective in the third quarter of fiscal year 2002 to the prior periods presented. On this basis, revenues in the quarter ended August 30, 2002 were $15.2 million, an increase of $0.3 million or 2% from the comparable period ended August 31, 2001. The increase in revenues was primarily driven by an increase in third party royalty revenues, partially offset by a decrease in royalties from the Solutions Group. Intersegment royalties earned from the Solutions Group for the quarters ended August 30, 2002 and August 31, 2001 of $7.6 million and $9.9 million, respectively, are eliminated in consolidation.

Cost of Revenues

In the first quarter of fiscal year 2003, our total cost of revenues was $119.9 million. Total cost of revenues is comprised of ‘cost of revenues’, ‘cost of revenues—reduction for special excess inventory and related costs’ and the applicable portion of ‘amortization of intangible assets’. Total cost of revenues as a percentage of revenues was 69.6% in the quarter ended August 30, 2002 compared to 66.8% in the comparable period ended August 31, 2001.

Solutions Group—Cost of revenues, which primarily consists of costs to produce and deliver our devices, accessories and related services, was $126.7 million in the quarter ended August 30, 2002 compared to $162.9 million for the comparable period ended August 31, 2001. Cost of revenues as a percentage of revenues was 76.9% in the first quarter of fiscal year 2003 compared to 77.8% in the comparable period of fiscal year 2002. This decrease was primarily due to lower component and transformation costs and lower excess and obsolete expenses partially offset by the impact of the aggressive pricing actions taken in the first quarter of fiscal year 2003. Intersegment cost of revenues for royalties to PalmSource for the quarters ended August 30, 2002 and August 31, 2001 of $10.6 million and $7.7 million, respectively, are included in Solutions Group cost of revenues but eliminated in consolidation. The intersegment cost of revenues for the quarter ended August 30, 2002 includes accruals for royalties Solutions Group expects to owe as of the end of the PalmSource license contract year. Cost of revenues-reduction for special excess inventory and related costs was $14.3 million in the first quarter of fiscal year 2002. This reduction in cost of revenues resulted from the sale of products that were previously written down.

PalmSource—Cost of revenues, which primarily consists of outbound royalties and costs to service licensees, was $2.0 million in the quarter ended August 30, 2002 compared to $0.9 million for the comparable period ended August 31, 2001. Cost of revenues as a percentage of revenues was 13.2% in the first quarter of fiscal year 2003 compared to 5.8% in the comparable period in fiscal year 2002. This increase as a percentage of revenues was primarily due to an increase in the amount of revenue derived from the sale of ebooks and professional services which carry higher costs as a percentage of revenue than licensing revenue.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $44.5 million in the quarter ended August 30, 2002 compared to $65.5 million in the comparable period ended August 31, 2001, a decrease of $21.0 million or 32%. Sales and marketing expenses as a percentage of revenues were 25.8% in the first quarter of fiscal year 2003 compared to 30.6% in the comparable period in fiscal year 2002. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars was primarily the result of decreased print media advertising, decreased trade show spending, and increased operational efficiencies, all intended to better align our spending with current revenue levels.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, equipment, depreciation, and related information technology and facilities costs. Research and development expenses were $29.7 million in the quarter ended August 30, 2002 compared to $40.4 million in the comparable period ended August 31, 2001, a decrease of $10.7 million or 27%. Research and development expenses as a percentage of revenues were 17.2% in the first quarter of fiscal year 2003 compared to 18.9% in the comparable period in fiscal year 2002. The decrease in research and development expenses as a percentage of revenues and in absolute dollars was primarily due to a reduction in personnel, decreased consulting and third party development costs and a reduction in equipment expenses, all of which were in part due to reduced development in the area of web related services.

General and Administrative

General and administrative expenses consist principally of employee related costs for the finance, legal, human resources and executive functions, outside legal and accounting fees, business insurance costs, provision for doubtful accounts, and related information technology and facilities costs. General and administrative expenses were $11.9 million in the quarter ended August 30, 2002 compared to $12.1 million in the comparable period ended August 31, 2001, a decrease of $0.2 million. General and administrative expenses as a percentage of revenues were 6.9% in the first quarter of fiscal year 2003 compared to 5.7% in the comparable period in fiscal year 2002. The absolute dollar decrease in general and administrative expenses was due to lower legal and professional expenses, decreased personnel and reduced consulting services, partially offset by a significant reduction in the provision for doubtful accounts in the first quarter of fiscal year 2002.

Amortization of Intangible Assets

Amortization of intangible assets was $2.4 million in the quarter ended August 30, 2002 compared to $2.9 million in the comparable period ended August 31, 2001, a decrease of $0.5 million as certain intangibles became fully amortized.

Restructuring Charges

The first quarter of fiscal year 2003 restructuring adjustments of ($0.6) million consisted of adjustments made to the second quarter fiscal year 2002 and the fourth quarter fiscal year 2001 restructuring accruals due to changes in the estimated costs of the actions.

Restructuring charges of $46.6 million recorded in fiscal year 2002 related to two restructuring programs announced during the second and fourth quarters of fiscal year 2002 and an adjustment to the charge recorded in the fourth quarter of fiscal year 2001.

The fourth quarter of fiscal year 2002 restructuring charges consisted of workforce reductions across all geographic regions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees, facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003 and canceled projects costs. As of August 30, 2002, approximately 50 regular employees had been terminated as a result of this restructuring.

The second quarter fiscal year 2002 restructuring charges consisted of workforce reduction costs across all geographic regions of approximately 225 regular employees and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. As of August 30, 2002, approximately 220 regular employees had been terminated as a result of this restructuring. During the first quarter of fiscal year 2003, certain excess facilities costs previously accrued and written off were adjusted to reflect current changes to our original estimates.

The fourth quarter fiscal year 2001 restructuring charges consisted of carrying and development costs related to the land on which we had previously planned to build our corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees. As of August 30, 2002, the headcount reductions were complete. In addition, during the first quarter of fiscal year 2003, certain workforce reduction costs were adjusted to reflect actual costs associated with the fourth quarter of fiscal year 2001 restructuring actions.

Cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities costs and remaining benefit payments related to workforce reduction costs. We expect to complete cost reduction actions initiated in the fourth quarter of fiscal year 2002 in the next three months. We cannot assure you that current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Separation Costs

Separation costs were $1.4 million in the quarter ended August 30, 2002 compared to $0.4 million in the comparable period in fiscal year 2002, an increase of $1.0 million. Separation costs reflect costs that are generally one-time in nature, such as consulting and professional fees, related to the separation of businesses. Separation costs in the first quarter of fiscal year 2002 consisted of final costs related to our separation from 3Com. Separation costs in the first quarter of fiscal year 2003 consist of costs related to the establishment of PalmSource as a separate independent company. We expect to continue to incur separation costs in fiscal year 2003 relating to the PalmSource separation.

Interest and Other Income (Expense), Net

Interest and other expense, on a net basis, was $3.5 million in the quarter ended August 30, 2002 compared to interest and other income of $3.0 million in the comparable period in fiscal year 2002. The change in interest and other income (expense) is due to decreased interest income in light of lower cash balances and reduced interest rates on investments, increased interest expense and amortization of financing costs and a $3.2 million charge to write down an investment in equity securities which had been carried at cost.

Income Tax Provision (Benefit)

The income tax provision for the quarter ended August 30, 2002 largely reflects an increase in the valuation allowance for deferred tax assets. During the first quarter of fiscal year 2003, there were changes in both the valuation and the nature of our tax planning strategies that necessitated an increase in the valuation allowance of $219 million. The deferred tax assets, which are largely net operating loss carryforwards, remain available for us to utilize against future profits. For the quarter ended August 31, 2001, the effective tax rate was 32%.

Stock Option Information

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operation and productivity and all of our employees participate. The program consists of two plans: one stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants and a second stock option plan under which options to purchase common stock may be granted to non-employee members of the Board of Directors. Option vesting periods range from 1 to 4 years.

See the “Report Of The Compensation Committee Of The Board of Directors On Executive Compensation” appearing in our proxy statement dated August 26, 2002 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

Employee and Executive Option Grants

	2003 YTD	2002	2001
Net grants during the period as % of outstanding shares	-0.3%	2.1%	3.8%
Grants to named executive officers during the period as % of total options granted	—	15.9%	7.7%
Grants to named executive officers during the period as % of outstanding shares	—	0.9%	0.3%
Cumulative options held by named executive officers as % of total options outstanding	9.1%	11.4%	14.9%

During the first quarter of fiscal year 2003, we granted options to purchase approximately 1.5 million shares which was more than offset by the forfeiture of options for 3.4 million shares. The net forfeitures represented (0.3)% of approximately 579.2 million outstanding shares as of the beginning of this fiscal year.

Activity under all stock option plans

	Three months ended August 30, 2002		Year ended May 31, 2002
(shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	46,541	$12.00	34,024	$23.63
Granted	1,514	$1.30	32,430	$4.67
Exercised	(21)	$0.14	(43)	$4.70
Cancelled	(3,429)	$12.68	(19,870)	$19.97

Outstanding at end of period	44,605	$11.59	46,541	$12.00

In-the-Money and Out-of-the-Money Option Information
As of August 30, 2002

	Exercisable		Unexercisable		Total
(Shares in thousands)	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
In-the-Money	103	$0.31	186	$0.08	289	$0.16
Out-of-the-Money (1)	28,773	$11.22	15,543	$12.46	44,316	$11.65

Total Options Outstanding	28,876	$11.19	15,729	$12.32	44,605	$11.59

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the closing price of $0.76 per share at the end of the quarter

Option Exercises of Named Executive Officers
for the three months ended August 30, 2002

	Number of Shares Acquired on Exercise	Dollar Gain Realized	Number of Shares Underlying Unexercised Options at August 30, 2002		Value of Unexercised In-the-Money Options at August 30, 2002 (1) ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric A. Benhamou	—	$—	993,334	111,666	—	—
David C. Nagel	—	$—	31,667	23,333	—	—
R. Todd Bradley	—	$—	284,375	1,315,625	—	—
Judy Bruner	—	$—	685,466	539,963	—	—
Marianne Jackson	—	$—	—	250,000	—	—

(1)	Based on a fair market value of $0.76 per share as of August 30, 2002, the closing sale price per share of Palm’s common stock on that date as reported on the Nasdaq National Market.

In addition to the above option activity, we issued shares of restricted stock to several of the executive officers named in the table above during the first quarter of fiscal year 2003. Ms. Bruner and Ms. Jackson were granted 50,000 shares of restricted stock and Mr. Bradley was granted 100,000 shares of restricted stock. These shares vest annually over three years and vesting may be accelerated upon the completion of specific financial metrics. The value of these shares was based upon the closing price of $0.97 per share on the date of grant, August 5, 2002, and is recognized as an expense over the vesting period.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of August 30, 2002:

	Equity Compensation Plan Information
Plan Category			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	44,653,992	$11.71	91,525,419	(1)(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	44,653,992	$11.71	91,525,419

(1)	This number of shares includes 32.1 million shares of our common stock reserved under our 1999 Employee Stock Purchase Plan, as amended, for future issuance.
(2)
Our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) also provides for annual increases in the number of shares available for issuance under the 1999 Stock Plan on the first day of each fiscal year equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount determined by our Board of Directors. In addition, our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”) provides for annual increases in the number of shares available for issuance under the 1999 ESPP on the first day of each fiscal year equal to the lesser of (i) 10,000,000 shares, (ii) 2% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our Board of Directors.

(3)
This does not include outstanding options to purchase 200,753 shares of our common stock assumed through various mergers and acquisitions. At August 30, 2002, these assumed options had a weighted average exercise price of $6.21 per share. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option.

Liquidity and Capital Resources

Cash and cash equivalents at August 30, 2002 were $238.3 million, compared to $278.5 million at May 31, 2002. The decrease of $40.2 million in cash and cash equivalents was primarily attributable to cash used in operating activities of $25.6 million and cash used in investing activities of $14.8 million. Cash used in operating activities consisted primarily of the net loss of $258.7 million, a $13.4 million increase in account receivables and a $8.4 million decrease in accrued restructuring, which were partially offset by a decrease of $219.6 million in deferred tax assets, a decrease of $9.8 million in inventory and an $11.9 million increase in other accrued liabilities. In connection with investing activities, we used cash of $9.9 million to purchase short-term investments and $4.8 million to purchase property and equipment

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in 2006 and is convertible into our common stock at $4.63 per share. We may force a conversion at any time beyond one year of the closing, provided our common stock has traded above $7.13 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require us to obtain prior consent from the lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of August 30, 2002, we had used our credit facility to support the issuance of letters of credit of $54.2 million. Under the terms of our credit facility, a $50 million letter of credit was issued in relation to a litigation matter and must be replaced by a new letter of credit by March 2003. In addition, the remaining $4.2 million of letters of credit must be replaced by new letters of credit in June 2003, upon the expiration of our asset-backed, borrowing-base credit facility.

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All such gains and losses are included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

We lease our facilities and certain equipment under capital and operating lease arrangements which expire at various dates through September 2011. Future minimum lease payments under noncancelable operating leases are $18.6 million in the remaining 9 months of fiscal year 2003, $11.8 million in fiscal year 2004, $10.4 million in fiscal year 2005, $6.1 million in fiscal year 2006, $4.8 million in fiscal year 2007 and $22.3 million thereafter.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. We have not sold any securities under this universal shelf registration statement as of August 30, 2002.

Based on current plans and business conditions, we believe that our existing cash, cash equivalents, short term investments and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results were to fail to meet our expectations or if inventory, accounts receivable or other assets were to require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

Business Environment and Risk Factors

You should carefully consider the risks described below before making any investment decisions with respect to our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If we fail to develop and introduce new products and services timely and successfully, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable prices and terms, we would not be able to compete effectively and our ability to generate revenues would suffer. For example, we expect to release a new Advanced RISC Machines (“ARM”)-based handheld device this Fall. If we are not able to introduce this new device or other new products on a cost-effective and timely basis, our revenues and cost of revenues could be adversely affected.

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers. As a result, our revenues and cost of revenues could be adversely affected.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld devices and our cost of revenues could be adversely impacted.

The demand for our products depends on many factors and is difficult to forecast due in part to competition, variations in economic conditions, seasonality, changes in consumer and enterprise preferences and relatively short product life cycles. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand could result in costly excess production or inventories or the inability to secure sufficient quantities or cost-effective production of our handheld devices. This could adversely impact our cost of revenues and financial condition.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly.

Our operating results are difficult to predict. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, and are not limited to the following:

•	Changes in consumer and enterprise spending levels;

•	Changes in general economic conditions and specific market conditions;

•	Changes in consumer and enterprise preferences for our products and services;

•	Price and product competition from other handheld devices or other devices with similar functionality;

•	Seasonality of demand for our products and services;

•	Variations in product costs or the mix of products sold;

•	Quality issues with our products;

•	Changes in pricing or promotional programs;

•	Manufacturing lead times may affect our third party manufacturers’ ability to produce quality products on time;

•	Failure to achieve targeted product cost reductions and operating expense reductions;

•	The timely introduction and market acceptance of new products and services;

•	Excess inventory or insufficient inventory to meet demand; and

•	Unpredictability of our licensee’s product introductions or market acceptance.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

We rely on third party manufacturers and distributors to design, manufacture and distribute our handheld devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

We outsource some of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer.

We outsource all of our manufacturing to third party manufacturers. We depend on them to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations could suffer. If they fail to place timely and sufficient orders with suppliers, our revenues could suffer.

Most of our device products are manufactured by our third party manufacturers at their international facilities. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks which are not in our control and our cost of revenues could be negatively impacted.

We do not have a manufacturing agreement with one of our primary third party manufacturers upon which we rely to manufacture our device products. We presently order our products on a purchase order basis from this manufacturer. The absence of a manufacturing agreement means that, with little or no notice, this manufacturer could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which it manufactures our device products. If this manufacturer were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if this manufacturer were to change the terms under which it manufactures for us, our manufacturing costs could increase and our cost of revenues could increase.

Our contract distribution facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues.

Changes in transportation schedules due to terrorist threats or attacks, military activity, labor disruptions or carrier financial difficulties could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. For instance, our primary domestic freight carrier filed for bankruptcy immediately after the close of our first quarter of fiscal year 2003. This led to delayed deliveries to our customers. If these types of disruptions occur, our results of operations could be adversely impacted.

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology, and our production would be seriously harmed if these suppliers were unable to meet our demand on a cost effective basis and alternative sources were not available.

Our device products contain components, including liquid crystal displays, touch panels, memory chips and microprocessors, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

Some components, such as displays and certain integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be financially prohibitive. If suppliers were unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products would be seriously harmed.

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

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. In the first quarter of fiscal year 2003, revenues from sales of devices and accessories constituted approximately 90% of our consolidated revenues.

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

Because we sell our products primarily to distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, our distributors, retailers or resellers could modify their business practices, such as payment terms or inventory levels. Unexpected changes in return requests, inventory levels, payment terms or other practices by our channel customers could negatively impact our revenues or our financial condition.

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

We compete in the handheld device and operating system software markets. The markets for these products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Palm to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products.

Some competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products, which could negatively affect our revenues, sales and marketing expenses and financial condition.

Certain competitors may have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, revenues, sales and marketing expenses and financial condition.

Our handheld computing device products compete with a variety of smart handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal handheld device competitors include Casio, Hewlett-Packard, Nokia, Research in Motion Limited (“RIM”), Sharp and PalmSource licensees such as Acer, HandEra, Handspring, Kyocera, Samsung and Sony, who compete either directly or indirectly with our handheld computing devices. In addition, companies such as Matsushita, NEC and Toshiba as well as several smaller companies in Asia and Europe offer or intend to sell handheld devices. The separation of our Solutions Group and PalmSource businesses into two independent companies may result in more competition for our Solutions Group’s handheld devices as PalmSource may license the Palm OS to device companies who compete directly or indirectly with our Solutions Group’s business. If revenues of our Solutions Group business suffer because of competition from third party licensees of our Palm OS platform, our revenues and results of operations could be negatively impacted.

Our Palm OS platform competes primarily with operating systems from Microsoft, Symbian, Java-based platforms (such as those found on cell phones), proprietary operating systems from companies such as Sharp Electronics and operating systems based on Linux. Microsoft offers several operating systems focused on different markets including: Windows CE for sub-PC computers, Pocket PC for handheld devices, SmartPhone 2002 and Pocket PC 2002 Phone Edition for voice enabled handhelds or communication devices. Symbian offers an operating system that today is predominantly being marketed by Nokia. Symbian has also recently signed Samsung and Matsushita as licensees. In addition, RIM licenses its “reference platform” for other companies to design devices based on its software and hardware specifications. Licensees of our Palm OS platform are under no obligation to introduce new products based on our operating system and may elect to use an alternative operating system instead, in which case we may not be able to increase our revenues from licensing the Palm OS platform or expand the Palm economy. In addition, handheld devices depend upon good interoperability with software running on personal computers and network servers in order to acquire and back-up information. If Microsoft or other companies interfered with the interoperability of Palm OS devices, the marketability of the Palm OS could be adversely affected.

Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as Pocket PC and RIM devices or devices offered by our licensees, such as Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or could make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

If we are not able to successfully enter into new enterprise strategic alliances or the relationships we establish are not rewarding, our enterprise market penetration may not be as rapid or lucrative as we anticipate, which could negatively impact our revenues.

We believe strategic alliances with enterprise partners are important to our success in the adoption of our products by enterprises. These relationships will provide leverage for us and provide additional resources to further enable our penetration into the enterprise market. The success of these strategic alliances is dependent on the joint development, marketing and sales of solutions for the enterprise market. If we fail to jointly develop, market and sell enterprise solutions with these partners, our revenues could be negatively impacted.

Our Palm OS platform and handheld devices may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims.

Our Palm OS platform and our devices are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device and operating system markets. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims, which could harm our business, revenues, cost of revenues and financial condition.

We may have to cancel or delay the release of certain features in our Palm OS platform and product shipments if we are unable to obtain key technology from third parties, or we might incur increased costs to obtain or develop the technology from another third party or ourselves.

We license third party software for use in the Palm OS platform as well as to provide software development tools to enable applications to be written for our Palm OS platform. In addition to third party licensed software, we also enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for our Palm OS platform which we will then own and may later incorporate into new releases of the Palm OS platform. We expect that we will continue to license third party software and to enter into joint development arrangements. If a third party developer or a joint developer fails to develop software in a timely fashion or at all, we may not be able to deliver certain features in our products or we could be required to expend unexpected development costs to develop the software ourselves or use cash to obtain it from another third party. As a result, our product introductions could be delayed or our offering of features could be reduced, which could affect our operating results. Furthermore, the third party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available.

We have internally separated our business into two independent businesses by transferring our Palm OS platform and licensing business to our PalmSource subsidiary. If we fail to manage our separate businesses effectively, our on-going business prospects and overall financial performance may suffer.

In December 2001, we separated our business into two independent businesses and formed our PalmSource subsidiary to contain our Palm OS platform and licensing business. We cannot be certain that we will be able to effectively implement and manage these two independent businesses or that each of the businesses can successfully run its own independent operations. Failure to effectively manage two independent business operations or failure of the two businesses to sustain efficient operations or to successfully implement their business strategies could cause deterioration in our revenues, compromise our on-going business prospects and impair our overall financial performance. For example, we are currently evaluating how each independent business will brand itself. Failure to properly implement a successful branding effort by both businesses could harm our revenues.

If we do not externally separate our PalmSource and Solutions Group businesses, our business and results of operations could suffer.

While we have organized our operations into the PalmSource and Solutions Group businesses, we have also indicated our objective to externally separate the PalmSource subsidiary as an independent public company in fiscal year 2003 through a distribution of PalmSource stock to Palm stockholders. If we do not distribute PalmSource stock to Palm stockholders, our business may be adversely affected because we may lose current licensees and/or attract fewer new licensees to the Palm OS platform due to concern about lack of independence from the products of our Solutions Group. This could result in the Palm OS platform being less competitive. In addition, we may face challenges managing our two independent businesses in a single company without compromising business opportunities for one business because of potentially conflicting business priorities with the other business. We may also have difficulty attracting and retaining key employees without an external separation.

PalmSource currently derives its revenue from a small number of licensees of the Palm OS platform, and the failure of one or more of them to build a successful, sustained business selling products from which PalmSource derives revenue could significantly harm PalmSource’s results of operations or future business prospects.

PalmSource currently derives its revenue from a small number of licensees of the Palm OS platform. If one or more of them fails to build a successful, sustained business selling products from which PalmSource derives revenue, PalmSource could lose a significant portion of its revenue. In addition, the failure of a Palm OS platform licensee to continue developing, marketing and selling products based on the Palm OS platform could make the Palm OS platform appear to be less attractive and deter prospective PalmSource customers from licensing the Palm OS platform, thereby reducing the actual or perceived market opportunity available to licensees and PalmSource. Furthermore, the failure or loss of one or more current licensees or the inability to attract new licensees could make PalmSource less attractive to potential investors, which could limit our ability to externally separate the PalmSource business, result in the Palm OS platform being less competitive and cause our business and revenues to suffer.

If we do not deliver or expand the wireless access and solutions that the market desires or if we fail to provide our devices or services on additional wireless networks, including carrier networks in international markets, our results of operations could suffer.

We must continue to adapt our wireless strategy to include new services and solutions to compete in the rapidly evolving wireless space, which includes solutions for the wide area network (“WAN”) with carriers, local area network (“LAN”) with 802.11 and personal area network (“PAN”) with Bluetooth. Today, we have offerings in each of these areas and our future success substantially depends on the geographic coverage, capacity, affordability, reliability and security of these wireless offerings.

We currently offer a subscription-based wireless access service that enables users of our Palm VII and i705 handheld devices to access Internet content, communicate via electronic mail, and, in the case of the i705 handheld, communicate using instant messaging. We currently rely on a sole carrier for our Palm handheld wireless services and our products are configured around the frequency standard used by them. If this carrier failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users which could cause our business and results of operations to suffer. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner, to local phone companies and telecommunications carriers.

Our wireless strategy depends on our ability to develop new wireless devices and solutions that operate on additional carrier networks as well as address opportunities in the wireless LAN and PAN areas. Many wireless carriers, including international carriers, use different standards and transmit data on frequencies different than those used by our Palm VII and i705 today. We are in the process of designing new products that will be compatible with alternative WANs such as GSM/GPRS. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship as well as with governmental or regulatory authorities. These certification requirements could delay the offering of additional WAN products and services. If we are unsuccessful at developing new devices that operate on other wireless networks or if we are unsuccessful at building favorable relationships with additional U.S. and international carriers, our revenues could be adversely affected.

Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless solutions accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless solutions provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. If acceptance of our wireless services and solutions is less than anticipated, our revenues could be adversely affected.

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

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. Palm may not be successful in the appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. If Palm is not successful in the appeal, Xerox might again seek an injunction from the court. If an injunction was sought and issued it could result in business interruption for Palm which would have a significant adverse impact on Palm’s operations and financial condition. In addition, Xerox will likely seek significant damages or license fees and Palm might be responsible to Palm’s licensees and other third parties under contractual obligations.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass has now appealed the Court’s decision to the Court of Appeals for the Federal Circuit. No briefs have been filed in connection with the appeal.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm is now preparing a response to NCR’s objections.

In connection with our separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and us, we agreed to indemnify and hold 3Com harmless for any damages or losses which might arise out of the Xerox and E-Pass litigation.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

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

In the past, there have been thefts of computer equipment from our employees and us. This computer equipment has contained proprietary information and intellectual property. In addition, there have been leaks of proprietary information associated with our intellectual property. We have formulated a security plan to reduce the risk of any future thefts and future leaks of proprietary information. We may not be successful in preventing future thefts, in preventing those responsible for past thefts from using our technology to produce competing products or preventing future leaks of proprietary information. The unauthorized use of Palm’s technology or of Palm’s proprietary information by competitors could have a material adverse effect on our ability to sell our products.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims, and we could be subject to significant damages or remedies.

In the course of our business, we occasionally receive claims of consumer protection, general commercial claims related to the conduct of our business and the performance of our products and services and other litigation claims. Any litigation regarding these consumer, commercial and other claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

On August 7, 2001, a purported consumer class action lawsuit was filed against us and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al (Case No. 323587). An amended complaint was filed and served on us on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. A trial date of November 12, 2002 has been set.

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

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman vs. Palm, Inc. (Case No. 02-208249-CF). The unverified Complaint, filed on behalf of purchasers of Palm III, Palm IIIxe, Palm V, and Palm m100 handhelds, alleges that Palm advertisements for those handhelds misled consumers regarding the capabilities of the units to remotely and wirelessly access the Internet, emails and to access documents in Microsoft compatible formats without the need for additional software and/or peripheral hardware. The complaint alleges claims against us for purported violations of the Michigan Consumer Protection Act, fraudulent misrepresentation, negligence, unjust enrichment and breach of express and implied warranties. The complaint seeks to have us pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. We filed an answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

In August and September 2002, three purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., No. CV-810533; Veltman v. Palm, Inc., No. 02CH16143; and Cokenour v. Palm, Inc., No. 02L0592. All three cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing its allegedly misleading advertising. Other similar actions may be filed. Palm has not responded to these actions.

In January 2001, a stockholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed against Palm in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. 3Com Corporation, the sole stockholder at the time, approved the 1999 director plan prior to our March 2000 initial public offering. The complaint alleged that Palm was required to seek approval for the plan by stockholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of our stock, and the adoption of equity and stock option plans. The plaintiff also alleges that we do not have, and has never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind our director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin us from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

In June 2001, the first of several putative stockholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm, several of its officers and a director. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Palm and the individual defendants joined the motion to dismiss filed on behalf of all issuers and individual defendants. No hearing date has been set on this motion.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and several of the facilities where our devices are manufactured and distributed are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

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

In addition, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business and results of operations could be harmed by decreases in demand for our products or reductions in margins.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

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

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The terms of our credit facility require us to maintain a minimum cash balance as of the last day of each month and obtain the prior consent of our lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders’ consent, we will be unable to take certain actions and our business may suffer. Failure to meet certain covenants or the occurrence of certain events would result in an event of default which confers additional rights on our lenders and could cause us to suffer adverse financial and business consequences. As of August 30, 2002, we had used our credit facility to support the issuance of letters of credit of $54.2 million. Under the terms of our credit facility, a $50 million letter of credit was issued in relation to a litigation matter and must be replaced by a new letter of credit by March 2003. In addition, the remaining $4.2 million of letters of credit must be replaced by new letters of credit in June 2003, upon the expiration of our asset-backed, borrowing-base credit facility. If we are unable to obtain new letters of credit or obtain letters of credit at favorable terms, our results of operation and financial position could be negatively impacted.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business. The third party service provider (EDS) upon which we rely for our information technology data center and other network services contracts with WorldCom for the infrastructure and support of our wide area network services. WorldCom is facing significant business and financial challenges, and its ability to continue operations may be in jeopardy. If our wide area network services failed, or if we or EDS were required to switch from WorldCom to another wide area network service provider, our operations could be disrupted and our business could suffer.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our common stock price may be subject to significant fluctuations and volatility.

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;

•	actions by institutional stockholders, financial analysts or market indices;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The closing bid price per share of our common stock has fallen below the minimum closing bid price of $1.00 required under the listing requirements of the Nasdaq National Market, on which our common stock is currently listed. If the per share closing bid price for our common stock remains below the $1.00 minimum bid price and we are unable to take actions that result in the per share closing bid price of our common stock exceeding and remaining above $1.00, we may be delisted from the Nasdaq National Market which could reduce the liquidity of our common stock, further decrease the market price of our common stock and negatively impact our ability to obtain additional capital.

The stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent acquisition of us, which could decrease the value of shares of our common stock.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity.

We maintain an investment portfolio consisting mainly of debt securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limited exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio. If market interest rates were to increase immediately and uniformly by 10 percent from levels at August 30, 2002, the fair value of the portfolio would decline by an immaterial amount. It is our current intention to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. If necessary, we may sell our cash equivalent and/or short-term investments prior to maturity to meet the liquidity needs of the Company.

Foreign Currency Exchange Risk

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All such gains and losses are included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

Equity Price Risk

We have investments in public and private companies valued at approximately $4.2 million as of August 30, 2002. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit against U.S. Robotics Corporation and U.S. Robotics Access Corp. in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc. and Palm, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used with Palm handheld computers. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. Palm may not be successful in the appeal of the court’s ruling. On February 22, 2002, the court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. If Palm is not successful in the appeal, Xerox might again seek an injunction from the court. If an injunction was sought and issued it could result in business interruption for Palm which would have a significant adverse impact on Palm’s operations and financial condition. In addition, Xerox will likely seek significant damages or license fees and Palm might be responsible to Palm’s licensees and other third parties under contractual obligations.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed on March 6, 2000 an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass has now appealed the Court’s decision to the Court of Appeals for the Federal Circuit. No briefs have been filed in connection with the appeal.

In January 2001, a stockholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed against Palm in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. 3Com Corporation, the sole stockholder at the time, approved the 1999 director plan prior to our March 2000 initial public offering. The complaint alleged that Palm was required to seek approval for the plan by stockholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of our stock, and the adoption of equity and stock option plans. The plaintiff also alleges that we do not have, and has never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind our director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin us from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc. (Civil Action No. 01-169). The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm is now preparing a response to NCR’s objections.

In June 2001, the first of several putative stockholder class action lawsuits were filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm, several of its officers and a director. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm, several of its officers, and the director under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Palm and the individual defendants joined the motion to dismiss filed on behalf of all issuers and individual defendants. No hearing date has been set on this motion.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al (Case No. 323587). An amended complaint was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. A trial date of November 12, 2002 has been set.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc. (Case No. 403768). The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman vs. Palm, Inc. (Case No. 02-208249-CF). The unverified Complaint, filed on behalf of purchasers of Palm III, Palm IIIxe, Palm V, and Palm m100 handhelds, alleges that Palm advertisements for those handhelds misled consumers regarding the capabilities of the units to remotely and wirelessly access the Internet, emails and to access documents in Microsoft compatible formats without the need for additional software and/or peripheral hardware. The complaint alleges claims against Palm for purported violations of the Michigan Consumer Protection Act, fraudulent misrepresentation, negligence, unjust enrichment and breach of express and implied warranties. The complaint seeks to have Palm pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed an answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

In August and September 2002, three purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., No. CV-810533; Veltman v. Palm, Inc., No. 02CH16143; and Cokenour v. Palm, Inc., No. 02L0592. All three cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing its allegedly misleading advertising. Other similar actions may be filed. Palm has not responded to these actions.

In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm will indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox and E-Pass litigation.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.6(2)	Employee Matters Agreement between 3Com and the registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1(9)	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3(14)	1999 Employee Stock Purchase Plan, as amended.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.14(1)	Form of Management Retention Agreement, signed by Judy Bruner.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9)**	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9)**	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(11)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.

10.28(11)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37(12)**
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.38(13)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.39(13)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.40(13)	Amendment No.1 to Lease Agreement and Work Letter Agreement.

10.41	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.42	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.43	Management Retention Agreement between the Registrant and Todd Bradley, dated as of September 17, 2002.

10.44	Form of severance agreement for Executive Officers, signed by Judy Bruner and Marianne Jackson.

10.45	Management Retention Agreement between the Registrant and Marianne Jackson, dated as of February 12, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002, as amended.
(14)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 9, 2002.

**	Confidential treatment granted on portions of this exhibit.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALM, INC. (Registrant)

Dated:	October 11, 2002	By:	/s/ JUDY BRUNER
Judy Bruner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Eric A. Benhamou, Chairman and Chief Executive Officer of Palm, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palm, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	By:	/s/ ERIC A. BENHAMOU
Eric A. Benhamou Chairman and Chief Executive Officer

Certifications

I, Judy Bruner, Senior Vice President and Chief Financial Officer of Palm, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palm, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	By:	/s/ JUDY BRUNER
Judy Bruner Senior Vice President and Chief Financial Officer

Exhibit Number	Description

2.1(1)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.6(2)	Employee Matters Agreement between 3Com and the registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1(9)	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3(14)	1999 Employee Stock Purchase Plan, as amended.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

10.8(1)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.14(1)	Form of Management Retention Agreement, signed by Judy Bruner.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9) **	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9) **	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(11)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.

10.28(11)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35(10)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37(12)**
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.38(13)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.39(13)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.40(13)	Amendment No.1 to Lease Agreement and Work Letter Agreement.

10.41	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.42	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.43	Management Retention Agreement between the Registrant and Todd Bradley, dated as of September 17, 2002.

10.44	Form of severance agreement for Executive Officers, signed by Judy Bruner and Marianne Jackson.

10.45	Management Retention Agreement between the Registrant and Marianne Jackson, dated as of February 12, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)—	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)—	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)—	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)—	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)—	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)—	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7)—	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)—	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9)—	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)—	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11)—	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12)—	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(13)—	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002, as amended.
(14)—	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 9, 2002.

**—	Confidential treatment granted on portions of this exhibit.