Form 10-Q
period 2002-11-29
PALM INC
filed 2003-01-10
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒     No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒     No ☐

As of December 27, 2002, 29,075,905 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 59 pages of which this page is number 1.

Palm, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Palm,” “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Palm, Inc. and its subsidiaries unless the context requires otherwise.

Graffiti, HotSync and Palm OS are registered trademarks and Palm and Palm Powered are trademarks of Palm, Inc. or its subsidiaries.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Palm, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Revenues	$264,904	$290,580	$437,172	$504,897
Costs and operating expenses:
Cost of revenues	178,022	231,118	295,675	386,821
Cost of revenues—benefit for special excess inventory and related costs	—	(43,850)	—	(58,150)
Sales and marketing	45,346	61,111	90,120	127,098
Research and development	27,101	37,090	57,017	77,513
General and administrative	11,902	15,492	23,754	27,635
Amortization of intangible assets *	1,868	2,927	4,229	5,837
Separation costs	2,357	—	3,783	376
Restructuring charges	(2,081)	24,227	(2,662)	25,988

Total costs and operating expenses	264,515	328,115	471,916	593,118
Operating income (loss)	389	(37,535)	(34,744)	(88,221)
Interest and other income, net	4,355	464	869	3,458

Income (loss) before income taxes	4,744	(37,071)	(33,875)	(84,763)
Income tax provision (benefit)	1,224	(11,863)	221,350	(27,124)

Net income (loss)	$3,520	$(25,208)	$(255,225)	$(57,639)

Net income (loss) per share:
Basic	$0.12	$(0.89)	$(8.80)	$(2.03)
Diluted	$0.12	$(0.89)	$(8.80)	$(2.03)
Shares used in computing net income (loss) per share amounts:
Basic	29,046	28,423	29,007	28,392
Diluted	29,086	28,423	29,007	28,392

* Amortization of intangible assets:
Cost of revenues	$1,763	$1,401	$3,526	$2,780
Sales and marketing	—	—	—	11
Research and development	72	1,515	637	3,035
General and administrative	33	11	66	11

Total amortization of intangible assets	$1,868	$2,927	$4,229	$5,837

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	November 29, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,268	$278,547
Short-term investments	22,588	17,970
Accounts receivable, net of allowance for doubtful accounts of $7,747 and $8,485, respectively	148,061	63,551
Inventories	38,528	55,004
Deferred income taxes	—	48,985
Prepaids and other	14,710	14,122

Total current assets	473,155	478,179
Restricted investments	2,447	2,326
Land, property and equipment, net	206,213	211,556
Goodwill	68,785	68,785
Intangible assets, net	5,356	9,585
Deferred income taxes	34,800	205,440
Other assets	8,281	13,225

Total assets	$799,037	$989,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,605	$88,909
Accrued restructuring	15,348	35,512
Other accrued liabilities	126,424	108,577

Total current liabilities	273,377	232,998
Non-current liabilities:
Long-term convertible debt	50,000	50,000
Deferred revenue and other	17,030	15,250
Minority interest in consolidated subsidiary	20,000	—
Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: November 29, 2002, 29,076; May 31, 2002, 28,960 shares	29	29
Additional paid-in capital	1,123,363	1,122,674
Unamortized deferred stock-based compensation	(2,994)	(5,743)
Accumulated deficit	(681,432)	(426,207)
Accumulated other comprehensive income (loss)	(336)	95

Total stockholders’ equity	438,630	690,848

Total liabilities and stockholders’ equity	$799,037	$989,096

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	November 29, 2002	November 30, 2001
Cash flows from operating activities:
Net loss	$(255,225)	$(57,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,345	15,253
Amortization	7,190	10,116
Impairment of equity investments	3,206	120
Deferred income taxes	219,594	(34,425)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(84,510)	(14,761)
Inventories	16,476	28,867
Prepaids and other	1,359	(5,099)
Accounts payable	42,696	(91,581)
Tax benefit from employee stock options	—	91
Accrued restructuring	(19,873)	7,492
Other accrued liabilities	19,627	(116,909)

Net cash used in operating activities	(37,115)	(258,475)

Cash flows from investing activities:
Purchases of property and equipment	(7,697)	(13,841)
Purchases of restricted investments	(121)	—
Purchases of short-term investments	(4,618)	—
Purchases of equity investments	(1,000)	—

Net cash used in investing activities	(13,436)	(13,841)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,152	772
Repurchase of restricted stock grants	(35)	(294)
Issuance of subsidiary preferred stock	20,000	—
Other, net	155	47

Net cash provided by financing activities	21,272	525

Change in cash and cash equivalents	(29,279)	(271,791)
Cash and cash equivalents, beginning of period	278,547	513,769

Cash and cash equivalents, end of period	$249,268	$241,978

Other cash flow information:
Cash refund (paid) for income taxes	$(566)	$16,805

Cash paid for interest	$(1,350)	$(44)

Non-cash investing and financing activities are as follows:
Common stock issued for acquisition of business	$—	$11,000

Purchase of property and equipment through a capital lease	$—	$2,436

See notes to condensed consolidated financial statements.

Palm, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we,” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of November 29, 2002, results of operations for the three and six months ended November 29, 2002 and November 30, 2001 and cash flows for the six months ended November 29, 2002 and November 30, 2001. On October 15, 2002, Palm effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total shares outstanding.

Palm was legally separated from 3Com Corporation (“3Com”) on February 26, 2000 (“the Separation Date”) and completed its initial public offering on March 2, 2000. Final distribution of Palm common stock from 3Com to its stockholders was completed on July 27, 2000.

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

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Net income (loss)	$3,520	$(25,208)	$(255,225)	$(57,639)
Other comprehensive income:
Unrealized gain (loss) on investments	(4)	22	(586)	(14)
Reclass of loss to income statement	—	119	—	119
Change in accumulated translation adjustments	—	(19)	155	47

Total comprehensive income (loss)	$3,516	$(25,086)	$(255,656)	$(57,487)

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share for the three months ended November 29, 2002 is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. Diluted net loss per share for the six months ended November 29, 2002 and the three and six months ended November 30, 2001 is calculated based on the weighted average shares of common stock outstanding because the effect of stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. The dilutive effect of stock options outstanding for the three months ended November 29, 2002 was approximately 40,000 shares. For the six months ended November 29, 2002 and the three and six months ended November 30, 2001, approximately 22,000, 5,000 and 4,000 common equivalent shares, respectively, were excluded from the computations of diluted net loss per share.

5.	Cash, Available for Sale and Restricted Investments

The Company’s cash, available for sale and restricted investments are as follows (in thousands):

	November 29, 2002			May 31, 2002
	Carrying Value	Unrealized Gain (Loss)	Estimated Fair Value	Carrying Value	Unrealized Loss	Estimated Fair Value
Cash	$34,552	$—	$34,552	$8,263	$—	$8,263
Cash equivalents:
Money market funds	35,769	—	35,769	73,936	—	73,936
State and local government obligations	47,998	—	47,998	94,448	—	94,448
Corporate notes/bonds	110,949	—	110,949	98,900	—	98,900
Foreign corporate notes/bonds	20,000	—	20,000	3,000	—	3,000

	214,716	—	214,716	270,284	—	270,284

Short-term investments:
Corporate notes/bonds	17,552	34	17,586	17,987	(17)	17,970
State and local government obligations	5,000	2	5,002	—	—	—

	22,552	36	22,588	17,987	(17)	17,970

Equity investments in publicly traded companies	2,006	(665)	1,341	35	(26)	9

Restricted investments:
U.S. government agency obligations	1,550	—	1,550	1,551	—	1,551
Certificates of deposit	897	—	897	775	—	775

	2,447	—	2,447	2,326	—	2,326

Total cash, available for sale and restricted investments	$276,273	$(629)	$275,644	$298,895	$(43)	$298,852

6.	Inventories

Inventories consist of (in thousands):

	November 29, 2002	May 31, 2002
Finished goods	$15,936	$35,995
Work-in-process and raw materials	22,592	19,009

	$38,528	$55,004

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended November 29, 2002, are as follows (in thousands):

	Solutions Group	PalmSource	Total
Balance as of May 31, 2002	$15,092	$53,693	$68,785
Goodwill acquired during the period	—	—	—
Goodwill transferred between reporting units	(1,276)	1,276	—

Balance as of November 29, 2002	$13,816	$54,969	$68,785

Intangible assets consist of the following (in thousands):

		November 29, 2002			May 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	24-48 months	$18,659	$(13,972)	$4,687	$18,659	$(10,565)	$8,094
Non-compete covenants	6-24 months	12,759	(12,395)	364	12,759	(11,692)	1,067
Other	36 months	710	(405)	305	710	(286)	424

		$32,128	$(26,772)	$5,356	$32,128	$(22,543)	$9,585

Amortization expense of other intangible assets was $1.9 million for the quarter ended November 29, 2002. Estimated future amortization expense for the remaining six months of fiscal year 2003, fiscal year 2004 and fiscal year 2005 are $2.5 million, $2.1 million and $0.8 million, respectively.

8.	Deferred Income Taxes

As of November 29, 2002, Palm’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $290 million offset by a valuation allowance of $255 million. During the first quarter of fiscal year 2003, there were changes in both the valuation of and the nature of the Company’s tax planning strategies that necessitated an increase in the valuation allowance of $219 million, resulting in the net deferred tax asset balance of approximately $35 million. The valuation allowance does not impact Palm’s ability to utilize the underlying net operating loss carryforwards, which expire from 2011 to 2024. For the three months and the six months ended November 30, 2001, the effective tax rate was 32%.

9.	Commitments

Certain Palm facilities are leased under operating leases that expire at various dates through September 2011. Certain of the facility leases have renewal options with the rental rate based upon the fair market value of the property at the time of renewal.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50 million. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at $92.60 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $142.60 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In June 2001, Palm obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. Palm is subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require the Company to obtain prior consent from the lenders before it engages in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of November 29, 2002, Palm had used its credit facility to support the issuance of letters of credit of $53.6 million. Under the terms of Palm’s credit facility, a $50 million letter of credit was issued in relation to a litigation matter and must be replaced by a new letter of credit by March 2003. In addition, the remaining $3.6 million of letters of credit must be replaced by new letters of credit in June 2003, upon the expiration of the credit facility.

During the third quarter of fiscal year 2001, Palm issued to a vendor a fully vested warrant to purchase up to 12,500 shares of common stock at an exercise price of $584.40 per share. On each anniversary date beginning January 2002, 25% of the shares subject to the warrant become exercisable. The warrant expires in January 2006. The fair value of the warrant of $3.8 million was capitalized and is being amortized to cost of revenues over the term of the agreement. The fair value of the warrant was estimated at the date of grant using Black-Scholes valuation model with the following assumptions: risk-free interest rate, 4.9%; volatility, 67%; option term, 5 years; dividend yield, 0.0%.

At the time of Palm’s separation from 3Com, Palm assumed responsibility for 25% of the minimum purchase commitment that 3Com had entered into with a certain vendor which ends as of December 31, 2003. In the event that Palm does not purchase its share of the minimum annual purchase goal from the vendor during calendar year 2003, Palm is liable for an incremental payment to 3Com of up to a maximum of $4.9 million.

The Company has an event sponsorship agreement which includes commitments for certain sponsorship rights, marketing and event support. Future minimum commitments under this agreement are $1.4 million for the remaining 6 months in fiscal year 2003, $2.9 million in fiscal year 2004, $3.0 million in fiscal year 2005 and $1.8 million in fiscal year 2006.

The Company has a patent cross license agreement under which the Company is committed to pay up to $1.0 million for the remaining 6 months in fiscal year 2003, $2.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

The Company uses supply partners and contract manufacturers to source components and manufacture its products. During the normal course of business to ensure timely product supply, the Company enters into short-term agreements with certain contract manufacturers and supply partners to procure inventory to meet forecasted demand for the Company’s products.

10.	Restructuring Charges

Restructuring adjustments of $2.1 million recorded in the second quarter of fiscal year 2003 consisted of adjustments made to restructuring accruals due to changes in the estimated costs of certain actions and final disposition of certain restructuring activities.

The fourth quarter of fiscal year 2002 restructuring charges consisted of workforce reductions across all geographic regions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees, facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003, and canceled projects. As of November 29, 2002, approximately 70 regular employees had been terminated as a result of this restructuring.

The second quarter fiscal year 2002 restructuring charges consisted of workforce reduction costs across all geographic regions, excess facilities and related costs for lease commitments for space no longer intended for use. These workforce reductions affected approximately 220 regular employees. As of November 29, 2002, the headcount reductions were complete. During the first quarter of fiscal year 2003, certain excess facilities costs previously accrued and written off were adjusted to reflect current changes to the original estimates.

The fourth quarter fiscal year 2001 restructuring charges consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees. As of November 29, 2002, the headcount reductions were complete.

Cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities.

Accrued liabilities related to the fourth quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Balances, May 31, 2002	$7,652	$5,385	$1,273	$14,310
Restructuring adjustment	345	(177)	(1,022)	(854)
Cash payments	(6,611)	(3,977)	—	(10,588)
Write off	(7)	(2)	—	(9)

Balances, November 29, 2002	$1,379	$1,229	$251	$2,859

Accrued liabilities related to the second quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Balances, May 31, 2002	$2,588	$1,737	$4,325
Restructuring adjustment	(515)	(1,009)	(1,524)
Cash payments	(2,079)	(728)	(2,807)
Fixed assets recovery	291	—	291

Balances, November 29, 2002	$285	$—	$285

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Balances, May 31, 2002	$16,552	$325	$16,877
Restructuring adjustment	—	(284)	(284)
Cash payments	(4,348)	(41)	(4,389)

Balances, November 29, 2002	$12,204	$—	$12,204

11.	Litigation

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003. The appeal is under deliberation by the Court. If Palm is not successful on its appeal, Xerox might again seek an injunction from the District Court. If an injunction is sought and issued, it could result in business interruption for Palm that could have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful in its appeal, Xerox has stated in its court pleadings that it will seek at a trial a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful on its appeal, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the Court of Appeals for the Federal Circuit (“CAFC”). E-Pass has filed a brief with the CAFC, and Palm is now preparing a responsive brief. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

In January 2001, a shareholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed against Palm in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. 3Com Corporation, the sole stockholder at the time, approved the 1999 director plan prior to Palm’s March 2000 initial public offering. The complaint alleged that Palm was required to seek approval for the plan by stockholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of its stock, and the adoption of equity and stock option plans. The plaintiff also alleges that it does not have, and has never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind the Company’s director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin the Company from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Palm and the individual defendants joined the motion to dismiss filed on behalf of all issuers and individual defendants, which was heard on November 1, 2002. The Court has yet to issue a ruling on this motion.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint, alleging breach of warranty and violation of California’s Unfair Competition Law, was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. A continued trial date of March 24, 2003 has been set to permit the parties to conduct settlement discussions. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s

Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc. (Case No. 02-208249-CP). Plaintiffs allege that certain of Palm, Inc.’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access e-mails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and e-mail accounts, and would perform common business functions including data base management, custom form creation, and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Other similar actions may be filed. Palm has only recently been served with the complaint and has not yet responded to this action.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., No. CV-810533; Veltman v. Palm, Inc., No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., No. GIC-794940; and Cokenour v. Palm, Inc., No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing its allegedly misleading advertising. Other similar actions may be filed. Palm has filed answers denying the allegations in the two former actions. The parties are in the early stages of discovery, and no trial date has been set. Palm has not responded to the two latter actions.

12.	Transactions with 3Com Corporation

After the Separation Date, February 26, 2000, Palm paid 3Com for certain transitional services through the third quarter of fiscal year 2002. In addition, Palm leased certain facilities from 3Com after the Separation Date. Amounts paid to 3Com under these lease agreements were $5.0 million for the quarter ended November 29, 2002.

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

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the 3Com group’s federal income tax liability for a period during which Palm was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

Effective as of the Separation Date, subject to specified exceptions, Palm and 3Com have indemnified each other for all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement.

13.	Minority Interest

Minority interest in equity reflects the sale of 3,333,333 shares of Series A Preferred Stock in PalmSource, Inc. (“PalmSource”), a subsidiary of Palm, purchased by Sony Corporation (“Sony”) at $6.00 per share for an aggregate price of $20 million and an ownership position of 6.25% of PalmSource. Sony has been and continues to be a licensee of the Palm OS owned by PalmSource.

14.	Business Segment Information

The Company is organized into two business units – the Solutions Group and PalmSource. The Solutions Group designs, develops and markets handheld devices and accessories to provide users with simple, elegant and useful productivity tools. PalmSource develops and licenses the Palm OS® operating system and related software, which is referred to as the Palm platform. The Palm platform is the foundation for Palm devices as well as for devices manufactured by other third party licensees.

The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group on a “contractually reported” basis.

The Solutions Group licenses the Palm platform from PalmSource and pays an intersegment royalty. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation. Certain prior period amounts have been reclassified for current quarter presentation and certain historical segment information has been restated to conform to the current segment presentation. This includes applying the terms of the license agreement between the Solutions Group and PalmSource, effective in the third quarter of fiscal year 2002, to the prior periods.

	Three months ended November 29, 2002 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$257,902	$14,788	$(7,786)	$264,904

Cost of revenues *	187,704	1,307	(10,989)	178,022
Research and development, selling, marketing, general and administrative expenses	66,557	17,831	(39)	84,349
Amortization of intangible assets	317	1,551	—	1,868
Separation costs	947	1,410	—	2,357
Restructuring charges	(2,023)	(58)	—	(2,081)

Operating income (loss)	4,400	(7,253)	3,242	389
Interest and other income/(expenses), net	4,775	(420)	—	4,355

Segment income (loss) before income taxes	$9,175	$(7,673)	$3,242	$4,744

	Three months ended November 30, 2001 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$284,712	$15,149	$(9,281)	$290,580

Cost of revenues *	242,389	954	(12,225)	231,118
Cost of revenues—benefit for special excess inventory and related costs	(43,850)	—	—	(43,850)
Research and development, selling, marketing, general and administrative expenses	92,621	21,072	—	113,693
Amortization of intangible assets	1,478	1,449	—	2,927
Separation costs	—	—	—	—
Restructuring charges	23,801	426	—	24,227

Operating income (loss)	(31,727)	(8,752)	2,944	(37,535)
Interest and other income/(expenses), net	447	17	—	464

Segment income (loss) before income taxes	$(31,280)	$(8,735)	$2,944	$(37,071)

	Six months ended November 29, 2002 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$422,627	$29,838	$(15,293)	$437,172

Cost of revenues *	314,779	2,806	(21,910)	295,675
Research and development, selling, marketing, general and administrative expenses	135,615	35,650	(374)	170,891
Amortization of intangible assets	1,127	3,102	—	4,229
Separation costs	1,890	1,893	—	3,783
Restructuring charges	(2,604)	(58)	—	(2,662)

Operating income (loss)	(28,180)	(13,555)	6,991	(34,744)
Interest and other income/(expenses), net	4,983	(4,114)	—	869

Segment income (loss) before income taxes	$(23,197)	$(17,669)	$6,991	$(33,875)

	Six months ended November 30, 2001 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$493,716	$30,949	$(19,768)	$504,897

Cost of revenues *	405,029	2,132	(20,340)	386,821
Cost of revenues—benefit for special excess inventory and related costs	(58,150)	—	—	(58,150)
Research and development, selling, marketing, general and administrative expenses	188,773	42,817	656	232,246
Amortization of intangible assets	2,956	2,881	—	5,837
Separation costs	275	101	—	376
Restructuring charges	25,562	426	—	25,988

Operating income (loss)	(70,729)	(17,408)	(84)	(88,221)
Interest and other income/(expenses), net	3,470	(12)	—	3,458

Segment income (loss) before income taxes	$(67,259)	$(17,420)	$(84)	$(84,763)

*
Segment cost of revenues excludes the applicable portion of amortization of intangibles which is included in the line “amortization of intangibles assets” to determine segment income (loss) before income taxes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may”, “intend”, “we plan”, “we believe”, “are planned”, and “could be”. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC and in this document under the heading “Business Environment and Risk Factors.” We caution that the risks and factors discussed below and in such filings are not exclusive. Regarding this report, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Palm, Inc. after the date of this report.

Overview

Palm, Inc. is the leading global provider of handheld computing devices and operating systems for handheld devices. For purposes of this report, we refer to the devices designed and sold by Palm as Palm Branded devices, and we refer to devices running on the Palm operating system (the “Palm OS”) as Palm Powered devices. Palm Powered devices include Palm Branded devices as well as devices designed and sold by third parties licensing the Palm OS. We were founded in 1992 as Palm Computing Inc. In 1995, we were acquired by U.S. Robotics Corporation (“U.S. Robotics”) and sold our first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was incorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of our common stock were sold in an initial public offering and concurrent private placements and in July 2000, 3Com distributed the remaining approximately 94% of our common stock outstanding to 3Com’s stockholders.

Our total revenue has grown from approximately $1 million in fiscal year 1995 to approximately $1 billion in fiscal year 2002. Substantially all of our revenues to date have been generated from sales of our handheld devices and related peripherals and accessories. As of November 29, 2002, we had shipped nearly 20 million Palm Branded devices, and approximately 26 million Palm Powered devices have been sold worldwide.

Today, we are organized into two operating segments—PalmSource, Inc. (“PalmSource”), a subsidiary of Palm, Inc., and the Solutions Group. In the first quarter of fiscal year 2002, we announced our strategy to separate our Palm OS business (PalmSource) and our device business (“Solutions Group”) into two, independent companies. We believe this independence will bring greater clarity of mission and focus to both units and better serve our existing and future licensees. We intend to achieve external separation between the two businesses in the first half of calendar year 2003 by making PalmSource an independent public company. In order to facilitate a distribution of PalmSource stock to Palm stockholders, in June 2002, we filed a ruling request with the Internal Revenue Service, seeking a determination that such a distribution, if it occurs, would be tax-free. In December 2002, Palm received a ruling from the Internal Revenue Service that the distribution, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructuring, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Long-lived assets such as land, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.

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

Results of Operations

The following table sets forth consolidated statement of operations data and is also expressed as a percentage of consolidated revenues for the quarters indicated:

	Three months ended
	November 29, 2002		November 30, 2001
Revenues
Solutions Group	$257,902	97.4%	$284,712	98.0%
PalmSource	14,788	5.5	15,149	5.2
Eliminations	(7,786)	(2.9)	(9,281)	(3.2)

	264,904	100.0	290,580	100.0
Costs and operating expenses:
Cost of revenues
Solutions Group	187,704	*	242,389	*
PalmSource	1,307	*	954	*
Eliminations	(10,989)	*	(12,225)	*

	178,022	67.2	231,118	79.5
Cost of revenues—benefit for special excess inventory and related costs—Solutions Group	—	—	(43,850)	(15.1)
Sales and marketing	45,346	17.1	61,111	21.0
Research and development	27,101	10.2	37,090	12.8
General and administrative	11,902	4.5	15,492	5.3
Amortization of intangible assets †	1,868	0.7	2,927	1.0
Separation costs	2,357	0.9	—	—
Restructuring charges	(2,081)	(0.8)	24,227	8.4

Total costs and operating expenses	264,515	99.8	328,115	112.9

Operating income (loss)	389	0.2	(37,535)	(12.9)
Interest and other income (expense), net	4,355	1.6	464	0.1

Income (loss) before income taxes	4,744	1.8	(37,071)	(12.8)
Income tax provision (benefit)	1,224	0.5	(11,863)	(4.1)

Net income (loss)	$3,520	1.3%	$(25,208)	(8.7)%

Effective tax rate		25.8%		32.0%

† Amortization of intangible assets:
Cost of revenues	$1,763	0.7%	$1,401	0.5%
Sales and marketing	—	—	—	—
Research and development	72	—	1,515	0.5
General and administrative	33	—	11	—

Total amortization of intangible assets	$1,868	0.7%	$2,927	1.0%

	Six months ended
	November 29, 2002		November 30, 2001
Revenues
Solutions Group	$422,627	96.7%	$493,717	97.8%
PalmSource	29,838	6.8	30,949	6.1
Eliminations	(15,293)	(3.5)	(19,769)	(3.9)

	437,172	100.0	504,897	100.0
Costs and operating expenses:
Cost of revenues
Solutions Group	314,779	*	405,029	*
PalmSource	2,806	*	2,132	*
Eliminations	(21,910)	*	(20,340)	*

	295,675	67.6	386,821	76.6
Cost of revenues—benefit for special excess inventory and related costs—Solutions Group	—	—	(58,150)	(11.5)
Sales and marketing	90,120	20.6	127,098	25.2
Research and development	57,017	13.0	77,513	15.3
General and administrative	23,754	5.4	27,635	5.5
Amortization of intangible assets †	4,229	1.0	5,837	1.2
Separation costs	3,783	0.9	376	0.1
Restructuring charges	(2,662)	(0.6)	25,988	5.1

Total costs and operating expenses	471,916	107.9	593,118	117.5

Operating loss	(34,744)	(7.9)	(88,221)	(17.5)
Interest and other income (expense), net	869	0.2	3,458	0.7

Loss before income taxes	(33,875)	(7.7)	(84,763)	(16.8)
Income tax provision (benefit)	221,350	50.7	(27,124)	(5.4)

Net loss	$(255,225)	(58.4)%	$(57,639)	(11.4)%

Effective tax rate		N/A		32.0%

† Amortization of intangible assets:
Cost of revenues	$3,526	0.8%	$2,780	0.6%
Sales and marketing	—	—	11	—
Research and development	637	0.2	3,035	0.6
General and administrative	66	—	11	—

Total amortization of intangible assets	$4,229	1.0%	$5,837	1.2%

*
Cost of revenues by segment, including eliminations, expressed as a percentage of consolidated revenues are not meaningful. Solutions Group cost of revenues as a percentage of Solutions Group revenues were 72.8% and 74.5% in the three and six months ending November 29, 2002 and were 85.1% and 82.0% in the three and six months ending November 30, 2001, respectively. PalmSource cost of revenues as a percentage of PalmSource revenues were 8.8% and 9.4% in the three and six months of ending November 29, 2002 and were 6.3% and 6.9% in the three and six months ending November 30, 2001, respectively.

Revenues

Total revenues for Palm in the second quarter ended November 29, 2002 were $264.9 million, a decrease of $25.7 million or 9% from revenues for the comparable period ended November 30, 2001. International revenues for the second quarter of fiscal year 2003 were 36% of revenues compared with 34% of revenues in the same period of fiscal year 2002.

Total revenues for Palm for the six months ended November 29, 2002 were $437.2 million, a decrease of $67.7 million or 13% from revenues for the comparable period ended November 30, 2001. International revenues for the first six months of fiscal year 2003 were 35% of revenues compared with 34% of revenues in the same period of fiscal year 2002.

Solutions Group—Revenues in the second quarter ended November 29, 2002 were $257.9 million, a decrease of $26.8 million or 9% from revenues for the comparable period ended November 30, 2001. The decrease in revenues was primarily driven by a decline in unit shipments reflecting a continued weak economy in both the consumer and enterprise segments and a decline in average selling price primarily due to an increased percentage of lower priced units in our product mix. Unit shipments in the second quarter of fiscal year 2003 were 1.4 million units compared to 1.5 million units in the comparable period of fiscal year 2002, with the average selling price decreasing to $160 for the quarter ended November 29, 2002, from $164 in the comparable period of fiscal year 2002. The decrease in the average selling price is reflective of a price sensitive market and particularly strong demand for our new entry level Zire product. Revenue from accessory sales and from wireless services was also down for the quarter ended November 29, 2002 compared to the quarter ended November 30, 2001.

Revenues for the six months ended November 29, 2002 were $422.6 million, a decrease of $71.1 million or 14% from revenues for the comparable period ended November 30, 2001. The decrease in revenues was primarily driven by a decrease in average selling price attributable to pricing actions and promotions. The average selling price declined to $164 for the six months ended November 29, 2002, from $193 in the comparable period of fiscal year 2002. Unit shipments for the six months ended November 29, 2002 and November 30, 2001 were 2.3 million in both periods; however, there was an increased number of entry-level units in our product mix during the first half of fiscal year 2003 compared to the first half of fiscal year 2002. Revenue from accessory sales and from wireless services was also down for the quarter ended November 29, 2002 compared to the quarter ended November 30, 2001.

PalmSource—We have reported segment information for PalmSource as if it had existed historically. On this basis, revenues in the quarter ended November 29, 2002 were $14.8 million, a decrease of $0.3 million or 2% from revenues for the comparable period ended November 30, 2001. Revenues from the Solutions Group were $7.8 million in the quarter ended November 29, 2002 compared to $9.3 million for the same period ended November 30, 2001. This decrease was partially offset by a net quarter-over-quarter increase in royalty revenues from third party licensees. Intersegment royalties earned from the Solutions Group are eliminated in consolidation.

Revenues for the six months ended November 29, 2002 were $29.8 million, a decrease of $1.1 million or 4% from revenues for the comparable period ended November 30, 2001. Revenues earned from the Solutions Group were $15.3 million for the six months ended November 29, 2002 compared to $19.8 million for the same period ended November 30, 2001. This decrease was partially offset by a net quarter-over-quarter increase in royalty revenues from third party licensees. Intersegment royalties earned from the Solutions Group are eliminated in consolidation.

Cost of Revenues

In the second quarter of fiscal year 2003, our total cost of revenues was $179.8 million. “Total cost of revenues” is comprised of “cost of revenues,” “cost of revenues—benefit for special excess inventory and related costs” and the applicable portion of “amortization of intangible assets.” Total cost of revenues as a percentage of revenues was 67.9% in the quarter ended November 29, 2002 compared to 64.9% in the comparable period ended November 30, 2001.

For the six months ended November 29, 2002, total cost of revenues was $299.2 million. Total cost of revenues as a percentage of revenues was 68.4% for the six months ended November 29, 2002 compared to 65.6% in the comparable period ended November 30, 2001.

Solutions Group—Cost of revenues before eliminations, which primarily consists of costs to produce and deliver our devices, accessories and related services, was $187.7 million in the quarter ended November 29, 2002 compared to $242.4 million for the comparable period ended November 30, 2001. Cost of revenues as a percentage of revenues was 72.8% in the second quarter of fiscal year 2003 compared to 85.1% in the comparable period of fiscal year 2002. This decrease as a percentage of revenue and in absolute dollars was primarily due to improved standard margins as a result of a higher proportion of sales coming from newer higher-margin products such as the m130, m515, Zire and Tungsten T. The improved standard margin on these products was the result of component and transformation cost reductions as well as the products being newer in the market. In addition, warranty expenses decreased as a result of lower repair costs incurred per unit and technical support expenses decreased as a result of lower call volume and reduced cost per call due to renegotiation with the vendor. Intersegment cost of revenues for royalties to PalmSource for the quarters ended November 29, 2002 and November 30, 2001 of $11.0 million and $12.2 million, respectively, are included in Solutions Group cost of revenues but eliminated in consolidation. Cost of revenues—benefit for special excess inventory and related costs was $43.9 million for the three months ended November 30, 2001. This reduction in cost of revenues resulted from the sale of products that were previously written down.

Cost of revenues before eliminations for the six months ended November 29, 2002 was $314.8 million compared to $405.0 million for the comparable period ended November 30, 2001. Cost of revenues as a percentage of revenues was 74.5% for the first six months of fiscal year 2003 compared to 82.0% for the comparable period of fiscal year 2002. This decrease was primarily due to improved standard margins in the second quarter as a result of a higher proportion of sales coming from our newer, higher-margin products such as the m130, m515, Zire and Tungsten T. The improved standard margin on these products was the result of component and transformation cost reductions as well as the product being newer in the market. In addition, warranty expenses decreased as a result of lower repair cost incurred per unit and technical support expenses decreased as a result of lower call volume and reduced cost per call due to renegotiation with the vendor. Intersegment cost of revenues for royalties to PalmSource for the six months ended November 29, 2002 and November 30, 2001 of $21.9 million and $20.3 million, respectively, are included in Solutions Group cost of revenues but eliminated in consolidation. Cost of revenues-benefit for special excess inventory and related costs was $58.2 million in the second quarter of fiscal year 2002. This reduction in cost of revenues resulted from the sale of products that were previously written down.

PalmSource—Cost of revenues, which primarily consists of royalties for third party software included in the Palm OS and costs to service licensees, was $1.3 million in the quarter ended November 29, 2002 compared to $1.0 million for the comparable period ended November 30, 2001. Cost of revenues as a percentage of revenues was 8.8% in the second quarter of fiscal year 2003 compared to 6.3% in the comparable period in fiscal year 2002. The increase in cost of revenues as a percentage of total revenues was primarily due to increased royalty payments to new and existing third party technology vendors and costs associated with the delivery of professional services.

Cost of revenues for the six months ended November 29, 2002 was $2.8 million compared to $2.1 million for the comparable period ended November 30, 2001. Cost of revenues as a percentage of revenues was 9.4% for the six months ended November 29, 2002 compared to 6.9% for the comparable period ended November 30, 2001. The increase in cost of revenues as a percentage of total revenues was primarily due to increased royalty payments to new and existing third party technology vendors and costs associated with the delivery of professional services.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $45.3 million in the quarter ended November 29, 2002 compared to $61.1 million in the comparable period ended November 30, 2001, a decrease of $15.8 million or 26%. Sales and marketing expenses as a percentage of revenues were 17.1% in the second quarter of fiscal year 2003 compared to 21.0% for the comparable period in fiscal year 2002. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars was the result of decreased spending across all marketing areas. Certain advertising programs such as national cable television advertising, sports team sponsorship, billboard advertising and holiday promotion media and the PalmSource developer conference were significantly reduced in the three months ended November 29, 2002. In addition, we decreased Palm Store (our on-line retail store) marketing expenses, trade show expenses, international marketing programs and consulting expenses to better align our spending with current revenue levels.

Sales and marketing expenses were $90.1 million for the six months ended November 29, 2002, compared to $127.1 million in the comparable period ended November 30, 2001, a decrease of $37.0 million or 29%. Sales and marketing expenses as a percentage of revenues were 20.6% for the first six months of fiscal year 2003 compared to 25.2% for the comparable period in fiscal year 2002. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars was primarily the result of decreased spending across all marketing areas. Certain advertising programs such as national cable television advertising, sports team sponsorship, certain billboard advertising and holiday promotion media and the PalmSource developer conference were significantly reduced in the six months ended November 29, 2002. In addition, we decreased Palm Store (our on-line retail store) marketing expenses, trade show expenses, international marketing programs and consulting expenses to better align our spending with current revenue levels.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, equipment, depreciation, and related information technology and facilities costs. Research and development expenses were $27.1 million for the quarter ended November 29, 2002 compared to $37.1 million for the comparable period ended November 30, 2001, a decrease of $10.0 million or 27%. Research and development expenses as a percentage of revenues were 10.2% for the second quarter of fiscal year 2003 compared to 12.8% for the comparable period in fiscal year 2002. The decrease in research and development expenses as a percentage of revenues and in absolute dollars was primarily due to decreased third party development costs, reduced equipment and program materials expenses, decreased consulting expenses for software integration and a reduction in headcount resulting from cost containment efforts initiated to align our cost structure with current revenue levels.

Research and development expenses were $57.0 million for the six months ended November 29, 2002 compared to $77.5 million in the comparable period ended November 30, 2001, a decrease of $20.5 million or 26%. Research and development expenses as a percentage of revenues were 13.0% for the first six months of fiscal year 2003 compared to 15.4% in the comparable period in fiscal year 2002. The decrease in research and development expenses as a percentage of revenues and in absolute dollars was primarily due to decreased third party development costs, reduced equipment and program materials expenses related to project management, decreased consulting expenses for software integration and a reduction in headcount resulting from cost containment efforts initiated to align our cost structure with current revenue levels.

General and Administrative

General and administrative expenses consist principally of employee related costs for the finance, legal, human resources and executive functions, outside legal and accounting fees, business insurance costs, provision for doubtful accounts, and related information technology and facilities costs. General and administrative expenses were $11.9 million for the quarter ended November 29, 2002 compared to $15.5 million for the comparable period ended November 30, 2001, a decrease of $3.6 million or 23%. General and administrative expenses as a percentage of revenues were 4.5% in the second quarter of fiscal year 2003 compared to 5.3% in the comparable period in fiscal year 2002. The absolute dollar decrease in general and administrative expenses was due to lower legal and professional expenses, fewer personnel and reduced consulting services.

General and administrative expenses were $23.8 million for the six months ended November 29, 2002 compared to $27.6 million in the comparable period ended November 30, 2001, a decrease of $3.8 million, or 14%. General and administrative expenses as a percentage of revenues were 5.4% for the first six months of fiscal year 2003 compared to 5.5% in the comparable period in fiscal year 2002. The absolute dollar decrease in general and administrative expenses was due to lower legal and professional expenses, fewer personnel and reduced consulting services, partially offset by a reduction in the provision for doubtful accounts in the first quarter of fiscal year 2002.

Segment Operating Expenses

Solutions Group—Segment operating expenses, consisting of research & development, selling, marketing, general & administrative expenses, were $66.6 million and $135.6 million for the three and six months ended November 29, 2002 compared to $92.6 million and $188.8 million in the comparable period ended November 30, 2001. The decrease in operating expenses in absolute dollars was the result of decreased spending in all areas. The primary reductions in spending included: reduced spending across all marketing areas, decreased third party development costs, decreased consulting expenses for software integration, and reduced equipment and program material expenses. General and administrative expenses also decreased due to lower legal and professional expenses, fewer personnel and reduced consulting services, partially offset by a reduction in the provision for doubtful accounts in the first quarter of fiscal year 2002.

PalmSource—Segment operating expenses, consisting of research & development, selling, marketing, general & administrative expenses, were $17.8 million and $35.7 million for the three and six months ended November 29, 2002 compared to $21.1 million and $42.8 million for the three and six months ended November 30, 2001. The decrease in operating expenses in absolute dollars resulted primarily from a decrease in consulting expenses, reduced spending related to the PalmSource Developer Conference and lower employee related expenses due to decreased headcount.

Amortization of Intangible Assets

Amortization of intangible assets was $1.9 million in the quarter ended November 29, 2002 compared to $2.9 million in the comparable period ended November 30, 2001, a decrease of $1.0 million resulting from certain intangibles becoming fully amortized.

Amortization of intangible assets were $4.2 million for the six months ended November 29, 2002 compared to $5.8 million in the comparable period ended November 29, 2001, a decrease of $1.6 million resulting from certain intangibles becoming fully amortized.

Restructuring Charges

Restructuring adjustments of $2.1 million recorded in the second quarter of fiscal year 2003 consisted of adjustments made to restructuring accruals due to changes in the estimated costs of certain actions and final disposition of certain restructuring activities.

Restructuring charges taken in prior periods included:

•
The fourth quarter of fiscal year 2002 restructuring charges consisted of workforce reductions across all geographic regions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees, facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003 and canceled projects. As of November 29, 2002, approximately 70 regular employees had been terminated as a result of this restructuring.

•
The second quarter fiscal year 2002 restructuring charges consisted of workforce reduction costs across all geographic regions, excess facilities and related costs for lease commitments for space no longer intended for use. These workforce reductions affected approximately 220 regular employees. As of November 29, 2002, the headcount reductions were complete. During the first quarter of fiscal year 2003, certain excess facilities costs previously accrued and written off were adjusted to reflect current changes to the original estimates.

•
The fourth quarter fiscal year 2001 restructuring charges consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees. As of November 29, 2002 the headcount reductions were complete.

Cost reduction actions initiated in the second quarter of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities costs.

Separation Costs

Separation costs were $2.4 million in the quarter ended November 29, 2002. Separation costs reflect costs that are generally one-time in nature, such as consulting and professional fees, related to the separation of businesses.

Separation costs were $3.8 million for the six months ended November 29, 2002 compared to $0.4 million in the comparable period ended November 30, 2001. Separation costs in the first quarter of fiscal year 2002 consisted of final costs related to our separation from 3Com. Separation costs in the first six months of fiscal year 2003 consist of costs related to the establishment of PalmSource as a separate independent company. We expect to continue to incur separation costs in fiscal year 2003 relating to the PalmSource separation.

Interest and Other Income, Net

Interest and other income, on a net basis, was $4.4 million in the quarter ended November 29, 2002 compared to interest and other income of $0.5 million in the comparable period of fiscal year 2002. The increase in interest and other income for fiscal year 2003 is due to the receipt of $5.2 million in proceeds from an insurance settlement.

Interest and other income, on a net basis, was $0.9 million in the six months of November 29, 2002 compared to interest and other income of $3.5 million in the comparable period of fiscal year 2002. The decrease in interest and other income is due to lower interest income reflecting lower cash balances and reduced interest rates on investments, increased interest expense due to convertible debt and costs related to a $50 million letter of credit. During the first six months of fiscal year 2003, the receipt of $5.2 million in proceeds from an insurance settlement was partially offset by a charge to write down an investment in equity securities of a privately held company.

Income Tax Provision (Benefit)

The income tax provision for the three months ended November 29, 2002 reflects the Company’s income taxes in foreign jurisdictions which are not offset by operating loss carryforwards. The income tax provision for the six months ended November 29, 2002 includes an increase in the valuation allowance for deferred tax assets. During the first quarter of fiscal year 2003, there were changes in both the valuation and the nature of our tax planning strategies that necessitated an increase in the valuation allowance of $219 million. The deferred tax assets, which are largely net operating loss carryforwards, remain available for us to utilize against future profits. For the three and six months ended November 30, 2001, the effective tax rate was 32%.

Stock Option Information

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to productivity and all of our employees participate in the program. The program consists of two plans: one stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants; and a second stock option plan under which options to purchase common stock may be granted to non-employee members of the Board of Directors. Option vesting periods range from 1 to 4 years. On October 15, 2002, Palm effected a 1-for-20 reverse stock split. All share information reflects this reverse stock split.

See the “Report Of The Compensation Committee Of The Board of Directors On Executive Compensation” appearing in our proxy statement dated August 26, 2002 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

The following table provides information about stock options granted for fiscal year 2001, fiscal year 2002 and fiscal year-to-date 2003 for certain executive officers. For fiscal year 2001 and fiscal year 2002, the stock option data relates to the named executive officers in the executive compensation table of the Proxy Statement for the respective fiscal year. For fiscal year-to-date 2003, the stock option data is for our Chief Executive Officer and the four other most highly compensated individuals who are currently serving as executive officers of Palm.

Employee and Named Executive Officer Option Grants

	2003 YTD	2002	2001
Net grants during the period as % of outstanding shares	6.74%	2.10%	3.80%
Grants to named executive officers during the period as % of total options granted	7.71%	15.90%	7.70%
Grants to named executive officers during the period as % of outstanding shares	0.61%	0.90%	0.30%
Cumulative options held by named executive officers as % of total options outstanding	8.59%	11.40%	14.90%

During the first six months of fiscal year 2003, we granted options to purchase approximately 2.3 million shares and options to purchase approximately 0.3 million shares were forfeited. The net grants represented 6.7% of shares outstanding at the beginning of this fiscal year.

Activity under all stock option plans

	Six months ended November 29, 2002		Year ended May 31, 2002
(shares in thousands)	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	2,325	$239.96	1,709	$479.29
Granted	2,302	$14.17	1,611	$91.01
Exercised	(3)	$10.13	(2)	$23.47
Cancelled	(342)	$247.51	(993)	$399.47

Outstanding at end of period	4,282	$118.15	2,325	$239.96

In-the-Money and Out-of-the-Money Option Information
As of November 29, 2002

	Exercisable		Unexercisable		Total
(shares in thousands)	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
In-the-Money	114	$13.59	2,095	$13.76	2,209	$13.75
Out-of-the-Money (1)	1,466	$214.00	607	$266.59	2,073	$229.40

Total Options Outstanding	1,580	$199.56	2,702	$70.56	4,282	$118.15

(1)	Out-of-the-money options are those options with an exercise price equal to or greater than the closing price of $17.00 per share at the end of the quarter.

Option Exercises of Named Executive Officers
for the six months ended November 29, 2002 (1)

Name	Number of Shares Acquired on Exercise	Dollar Gain Realized	Number of Shares Underlying Unexercised Options at November 29, 2002		Value of Unexercised In-the-Money Options at November 29, 2002 (2) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric A. Benhamou	—	$—	51,751	63,499	—	294,000
David C. Nagel	—	$—	1,834	916	—	—
R. Todd Bradley	—	$—	23,071	129,429	12,330	219,670
Judy Bruner	—	$—	37,447	53,819	5,331	90,669

(1)	This list represents the Named Executive Officers who appeared in the Proxy Statement dated August 26, 2002 and who are current employees of the Company.
(2)	Based on a fair market value of $17.00 per share as of November 29, 2002, the closing sale price per share of Palm’s common stock on that date as reported on the Nasdaq National Market.

In addition to the option activity in the table above, we issued shares of restricted stock to several of the executive officers listed in the table above during the first quarter of fiscal year 2003. In the first quarter of fiscal year 2003, Ms. Bruner was granted 2,500 shares of restricted stock and Mr. Bradley was granted 5,000 shares of restricted stock. The value of these shares was based upon the closing price per share on the date of grant, August 5, 2002, as reported on the Nasdaq National Market and is recognized as an expense over the vesting period.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of November 29, 2002:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,273,323	$118.27	2,405,875	(1)(2)
Equity compensation plans not approved by security holders (3)	—	—	—

Total	4,273,323	$118.27	2,405,875

(1)	This number of shares includes approximately 1.5 million shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended.

(2)
Our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) also provides for annual increases in the number of shares available for issuance under the 1999 Stock Plan on the first day of each fiscal year equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount determined by our Board of Directors. In addition, our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”) provides for annual increases in the number of shares available for issuance under the 1999 ESPP on the first day of each fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our Board of Directors.

(3)
This does not include outstanding options to purchase 9,482 shares of our common stock assumed through various mergers and acquisitions. At November 29, 2002, these assumed options had a weighted average exercise price of $124.62 per share. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option.

Liquidity and Capital Resources

Cash and cash equivalents at November 29, 2002 were $249.3 million, compared to $278.5 million at May 31, 2002. The decrease of $29.2 million in cash and cash equivalents was attributable to cash used in operating activities of $37.1 million, cash used in investing activities of $13.4 million and cash provided by financing activities of $21.3 million. Cash used in operating activities consisted primarily of the net loss of $255.2 million, a $84.5 million increase in account receivables and a $19.9 million decrease in accrued restructuring, which were partially offset by a decrease of $219.6 million in deferred tax assets, a decrease of $16.5 million in inventory and a $19.6 million increase in other accrued liabilities. In connection with investing activities, we used cash of $4.6 million to purchase short-term investments, $1.0 million to purchase equity investments and $7.7 million to purchase property and equipment. Cash provided by financing activities consisted primarily of $20.0 million received from Sony for a 6.25% ownership position in PalmSource and $1.2 million of proceeds from the issuance of Palm common stock.

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into our common stock at $92.60 per share. We may force a conversion at any time beyond one year of the closing, provided our common stock has traded above $142.60 per share for a defined period of time. In the event Palm distributes significant assets, we may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require us to obtain prior consent from the lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of November 29, 2002, we had used our credit facility to support the issuance of letters of credit of $53.6 million. Under the terms of our credit facility, a $50 million letter of credit was issued in relation to a litigation matter and must be replaced by a new letter of credit by March 2003. In addition, the remaining $3.6 million of letters of credit must be replaced by new letters of credit in June 2003, upon the expiration of our credit facility.

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All such gains and losses are included in interest and other income in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

We lease our facilities and certain equipment under capital and operating lease arrangements which expire at various dates through September 2011. Future minimum lease payments under noncancelable operating leases are $8.6 million in the remaining 6 months of fiscal year 2003, $12.0 million in fiscal year 2004, $10.5 million in fiscal year 2005, $6.2 million in fiscal year 2006, $4.9 million in fiscal year 2007 and $22.5 million thereafter.

The Company has an event sponsorship agreement which includes commitments for certain sponsorship rights, marketing and event support. Future minimum commitments under this agreement are $1.4 million for the remaining 6 months in fiscal year 2003, $2.9 million in fiscal year 2004, $3.0 million in fiscal year 2005 and $1.8 million in fiscal year 2006.

The Company has a patent cross license agreement under which the Company is committed to pay up to $1.0 million for the remaining 6 months in fiscal year 2003, $2.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. We have not sold any securities under this universal shelf registration statement as of November 29, 2002.

Based on current plans and business conditions, we believe that our existing cash, cash equivalents, short term investments and our credit facility will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

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

Risks Related to Our Business

If we fail to develop and introduce new products and services successfully and in a timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks relating to such transitions including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology, and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business and financial results.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld devices and our cost of revenues could be adversely impacted.

The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to competition, variations in economic conditions, seasonality, changes in consumer and enterprise preferences and relatively short product life cycles. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand could result in costly excess production or inventories or the inability to secure sufficient quantities or cost-effective production of our handheld devices. This could adversely impact our cost of revenues and financial condition.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly.

Our operating results are difficult to predict. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	Changes in consumer and enterprise spending levels;
•	Changes in general economic conditions and specific market conditions;
•	Changes in consumer and enterprise preferences for our products and services;
•	Price and product competition from other handheld devices or other devices with similar functionality;
•	Seasonality of demand for our products and services;
•	Variations in product costs or the mix of products sold;
•	Quality issues with our products;
•	Changes in pricing or promotional programs;
•	Manufacturing lead times may affect our third party manufacturers’ ability to produce quality products on time;
•	Failure to achieve targeted product cost reductions and operating expense reductions;
•	The timely introduction and market acceptance of new products and services;
•	Excess inventory or insufficient inventory to meet demand;
•	Unpredictability of our licensee’s product introductions or market acceptance; and
•	Litigation brought against us.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

We rely on third party manufacturers to design and manufacture our handheld devices and distributors to distribute our handheld devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer.

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

Changes in transportation schedules due to terrorist threats or attacks, military activity, labor disruptions or carrier financial difficulties could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. For instance, our primary domestic freight carrier filed for bankruptcy immediately after the close of our first quarter of fiscal year 2003. This led to delayed deliveries to our customers. Additionally, labor disputes of West coast dockworkers in the second quarter of fiscal year 2003 led to less capacity and higher costs for the transportation alternatives we normally use. If these types of disruptions occur, our results of operations could be adversely impacted.

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

Some components, such as displays and certain integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers, one of which is also a competitor of ours in certain markets. Alternative sources are not always available or may be financially prohibitive. If suppliers were unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device products will be seriously harmed.

We enter into agreements for the development and licensing of third party technology to be incorporated into some of our products. Our ability to release and sell our products could be seriously harmed if the third party technology is not delivered to us in a timely manner or contains errors or defects which are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. Our inability to obtain alternative technology could result in damage to our reputation as well as lost revenues and divert our development resources from other business objectives.

We rely on our handheld device products as the primary source of our revenues.

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. Through the second quarter of fiscal year 2003, revenues from sales of devices and accessories constituted more than 90% of our quarterly consolidated revenues.

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

Our handheld computing device products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal handheld device competitors include Casio, Dell, Hewlett-Packard, Nokia, Research in Motion Limited (“RIM”), Sharp, Toshiba and PalmSource licensees such as Acer, HandEra, Handspring, Kyocera, Samsung and Sony, who compete either directly or indirectly with our handheld computing devices. In addition, companies such as Matsushita and NEC as well as other companies in Asia and Europe offer or intend to sell handheld devices. The separation of our Solutions Group and PalmSource businesses into two independent companies may result in more competition for our Solutions Group’s handheld devices as PalmSource may license the Palm OS to device companies who compete directly or indirectly with our Solutions Group’s business. For example, PalmSource has recently signed Palm OS license agreements with Legend and Group Sense (International) Limited, both located in the Asia Pacific region. If the revenues of our Solutions Group business suffer because of competition from third party licensees of our Palm OS platform, our revenues and results of operations could be negatively impacted.

Our Palm OS Platform competes primarily with operating systems from Microsoft and Symbian. Additionally, there are proprietary operating systems; open source operating systems, such as Linux, and other software technologies, such as Java and RIM’s licensed technology, which could be integrated into devices that compete with Palm Powered devices. Microsoft offers several operating systems focused on different markets including: Windows CE for sub-PC computers, Pocket PC for handheld devices, SmartPhone 2002 and Pocket PC 2002 Phone Edition for voice enabled handhelds or communication devices. Symbian offers an operating system that today is predominantly being marketed by Nokia. Symbian has also recently signed Samsung and Matsushita as licensees. In addition, RIM licenses its “reference platform” for other companies to design devices based on its software and hardware specifications. Licensees of our Palm OS platform are under no obligation to introduce new products based on our operating system and may elect to use an alternative operating system instead, in which case we may not be able to increase our revenues from licensing the Palm OS platform or expand the Palm economy. In addition, handheld devices depend upon good interoperability with software running on personal computers and network servers in order to acquire and back-up information. If Microsoft or other companies interfered with the interoperability of Palm OS devices, the marketability of the Palm OS could be adversely affected.

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

If we are not able to successfully enter into new enterprise strategic alliances or these relationships do not produce significant new enterprise customers, our enterprise market penetration may not be as rapid or lucrative as we anticipate, which could negatively impact our revenues.

Over time we believe the enterprise market for handheld devices will grow faster than the consumer or individual purchaser market. We believe strategic alliances with enterprise partners are important to our success in the adoption of our products by enterprises. These relationships will provide leverage for us and provide additional resources to further enable our penetration into the enterprise market. The success of these strategic alliances is dependent on the joint development, marketing and sales of solutions for the enterprise market. If we fail to jointly develop, market and sell enterprise solutions with these partners, our revenues could decrease.

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

If we are unable to obtain key technology from third parties, we may have to cancel or delay the release of certain features in our Palm OS platform and product shipments or we might incur increased costs to obtain or develop the technology from another third party or ourselves.

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

In December 2001, we separated our business into two independent businesses and formed our PalmSource subsidiary to hold our Palm OS platform and licensing business. We cannot be certain that we will be able to effectively implement and manage these two independent businesses or that each of the businesses can successfully run its own independent operations. The allocation of certain assets, liabilities and commitments between the two companies could affect each company’s ability to successfully operate its business. For example, we are currently evaluating how each independent business will brand itself. Failure to properly implement a successful branding effort by both businesses could harm our revenues. Failure to effectively manage two independent business operations or failure of the two businesses to sustain efficient operations or to successfully implement their business strategies could cause a decline in our revenues, compromise our on-going business prospects and impair our overall financial performance.

If we do not externally separate our PalmSource and Solutions Group businesses, our business and results of operations could suffer.

While we have organized our operations into the PalmSource and Solutions Group businesses, we have also indicated our objective to externally separate the PalmSource subsidiary as an independent public company through a distribution of PalmSource stock to Palm stockholders. If we do not distribute PalmSource stock to Palm stockholders, our business may be adversely affected because we may lose current licensees and/or attract fewer new licensees to the Palm OS platform due to concern about lack of independence from the products of our Solutions Group. This could result in the Palm OS platform being less competitive. In addition, we may face challenges managing our two independent businesses in a single company without compromising business opportunities for one business because of potentially conflicting business priorities with the other business. We may also have difficulty attracting and retaining key employees without an external separation.

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

We must continue to adapt our wireless strategy to include new services and solutions to compete in the evolving wireless space, which includes solutions for the wide area network (“WAN”) with carriers, local area network (“LAN”) with 802.11 technology and personal area network (“PAN”) with Bluetooth technology. Today, we have offerings in each of these areas and our future success substantially depends on the geographic coverage, capacity, affordability, reliability and security of these wireless offerings.

We currently offer a subscription-based wireless access service that enables users of our Palm VII and i705 handheld devices to access Internet content, communicate via electronic mail, and, in the case of the i705 handheld, communicate using instant messaging. We currently rely on a sole carrier for our Palm VII and i705 handheld devices which are configured around the frequency standard used by this carrier. If this carrier failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users which could cause our business and results of operations to suffer. Our wireless access business also competes indirectly with other providers of wireless access, ranging from dedicated Internet service providers, such as AOL Time Warner, to local phone companies and telecommunications carriers.

Our wireless strategy depends on our ability to develop new wireless devices and solutions that operate on additional carrier networks as well as address opportunities in the wireless LAN and PAN areas. We are in the process of releasing a new product (the Tungsten W) that will operate on a GSM/GPRS WAN. The Tungsten W and other such products are subject to lengthy certification processes with each wireless carrier with whom we seek to enter into a relationship as well as with governmental or regulatory authorities. These certification requirements could delay the offering of the Tungsten W or other such WAN products and services. If we are unsuccessful at developing new devices that operate on other wireless networks or if we are unsuccessful at building favorable relationships with additional U.S. and international carriers, our revenues and results of operations could be adversely affected.

Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless solutions accessible through a variety of handheld devices and other information appliances. We cannot assure you that there will be demand for the wireless solutions provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. If acceptance of our wireless solutions is less than anticipated, our revenues and results of operations could be adversely affected.

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

Palm’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans. In the future, our use of stock options may be curtailed by future accounting rules concerning the expensing of these options. Our ability to hire, retain and motivate our personnel may suffer as a result.

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

For information concerning pending matters, see Item 1. Legal Proceedings in Part II of this report.

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

In the past, there have been thefts of computer equipment from our employees and us. This computer equipment has contained proprietary information and intellectual property. In addition, there have been leaks of proprietary information associated with our intellectual property. We have formulated a security plan to reduce the risk of future thefts and leaks of proprietary information. We may not be successful in preventing future thefts, in preventing those responsible for past thefts from using our technology to produce competing products or preventing future leaks of proprietary information. The unauthorized use of Palm’s technology or of Palm’s proprietary information by competitors could have a material adverse effect on our ability to sell our products.

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

For information concerning pending matters, see Item 1. Legal Proceedings in Part II of this report.

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

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of outstanding letters of credit. The terms of our credit facility require us to maintain a minimum cash balance as of the last day of each month and obtain the prior consent of our lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders’ consent, we will be unable to take certain actions and our business may suffer. Failure to meet certain covenants or the occurrence of certain events would result in an event of default which confers additional rights on our lenders and could cause us to suffer adverse financial and business consequences. As of November 29, 2002, we had used our credit facility to support the issuance of letters of credit of $53.6 million. Under the terms of our credit facility, a $50 million letter of credit issued in relation to a litigation matter must be replaced by a new letter of credit by March 2003. In addition, the remaining $3.6 million of letters of credit must be replaced by new letters of credit in June 2003, upon the expiration of our credit facility. If we are unable to obtain new letters of credit or obtain letters of credit at favorable terms, our results of operation and financial position could be negatively impacted.

The Company owns land that is not currently being utilized in its business. If we are ultimately unable to recover the carrying value of this land we would incur a non-cash charge to operations.

The Company owns approximately 39 acres of land located in San Jose, California, which has a carrying value that is likely in excess of its current market value. The Company currently has no plans to sell or develop this property. However, should our plans change, and we seek to sell or otherwise dispose of this land, current market conditions are such that the proceeds from the sale or other disposition would likely be significantly less than the carrying value. A sale or other disposition of the land at less than its carrying value would result in a non-cash charge which would negatively impact our results of operations.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of debt securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limited exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio. If market interest rates were to increase immediately and uniformly by ten percent from levels at November 29, 2002, the fair value of the portfolio would decline by an immaterial amount. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Equity Price Risk

We have investments in public and private companies valued at approximately $5.2 million as of November 29, 2002. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of such date to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002.

A hearing on the appeal and cross-appeal was held on January 6, 2003. The appeal is under deliberation by the Court. If Palm is not successful on its appeal, Xerox might again seek an injunction from the District Court. If an injunction is sought and issued, it could result in business interruption for Palm that could have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful in its appeal, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful on its appeal, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the Court of Appeals for the Federal Circuit (“CAFC”). E-Pass has filed a brief with the CAFC, and Palm is now preparing a responsive brief. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

In January 2001, a shareholder derivative and class action lawsuit captioned Shaev v. Benhamou, et al., No. CV795128, was filed against Palm in California Superior Court. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. 3Com Corporation, the sole stockholder at the time, approved the 1999 director plan prior to Palm’s March 2000 initial public offering. The complaint alleged that Palm was required to seek approval for the plan by stockholders after the initial public offering. The plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. Thereafter the plaintiff filed a second amended complaint in June 2002. The plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of its stock, and the adoption of equity and stock option plans. The plaintiff also alleges that it does not have, and has never had, a valid board. The plaintiff has not specified the amount of damages, if any, he may seek. However, he has indicated that he seeks to rescind the Company’s director and employee stock option plans. The plaintiff also purports to seek an accounting and to enjoin the Company from any distribution of PalmSource stock. The case is currently in discovery. No trial date has been set.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. Palm and the individual defendants joined the motion to dismiss filed on behalf of all issuers and individual defendants, which was heard on November 1, 2002. The Court has yet to issue a ruling on this motion.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. A continued trial date of March 24, 2003 has been set to permit the parties to conduct settlement discussions. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations, and the parties are in the early stages of discovery. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc. (Case No. 02-208249-CP). Plaintiffs allege that certain of Palm, Inc.’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access e-mails or the internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and e-mail accounts, and would perform common business functions including data base management, custom form creation, and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Other similar actions may be filed. Palm has only recently been served with the complaint and has not yet responded to this action.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., No. CV-810533; Veltman v. Palm, Inc., No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., No. GIC-794940; and Cokenour v. Palm, Inc., No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing its allegedly misleading advertising. Other similar actions may be filed. Palm has filed answers denying the allegations in the two former actions. The parties are in the early stages of discovery, and no trial date has been set. Palm has not responded to the two latter actions.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of stockholders on October 1, 2002, the following three proposals were adopted. All three matters were considered routine, so broker non-votes are not reported.

Proposal I

Election of three Class III directors to hold office for a three-year term. These numbers have not been adjusted for the 1-for-20 reverse stock split effected on October 15, 2002.

Director	Total Votes For Each Director	Total Votes Withheld From Each Director
Eric A. Benhamou	469,381,986	18,905,927
Jean-Jacques Damlamian	473,981,453	14,306,460
David C. Nagel	471,010,167	17,277,746

Proposal II

To approve the grant of discretionary authority to Palm’s board of directors to amend Palm’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of Palm’s common stock at ratio within the range from one-for-ten to one-for-twenty at any time prior to April 1, 2003. These numbers have not been adjusted for the 1-for-20 reverse stock split effected on October 15, 2002.

Votes For	Votes Against	Votes Abstained
455,401,013	29,261,049	3,625,851

Proposal III

To ratify the appointment of Deloitte & Touche LLP as Palm’s independent public accountants for the fiscal year ending May 30, 2003. These numbers have not been adjusted for the 1-for-20 reverse stock split effected on October 15, 2002.

Votes For	Votes Against	Votes Abstained
473,066,271	11,843,858	3,377,784

Item 5.    Other Information

As a result of the one-for-twenty reverse stock split of Palm’s common stock effected on October 15, 2002, the exercise price for each one-thousandth of a share of Series A Participating Preferred Stock of Palm issuable upon the exercise of a preferred Share Purchase Right pursuant to the Preferred Stock Rights Agreement between Palm and Fleet National Bank dates or of September 25, 2000 was adjusted from $370 to $7,400.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description

2.1(1)	Master Separation and Distribution Agreement between 3Com and the Registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the Registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the Registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the Registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the Registrant.

2.6(2)	Employee Matters Agreement between 3Com and the Registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the Registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the Registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the Registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the Registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the Registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1(14)	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the Registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1*	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3*	1999 Employee Stock Purchase Plan, as amended.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the Registrant.

10.8(1)	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the Registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.

Exhibit Number	Description

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the Registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the Registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the Registrant.

10.14(1)	Form of Management Retention Agreement, signed by Judy Bruner.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the Registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the Registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the Registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the Registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9) **	Loan and Security Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9) **	Amendment Number One to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(11)**	Agreement and General Release of All Claims between the Registrant and Carl J. Yankowski dated as of November 8, 2001.

10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.

10.28(11)**	Amendment Number Two to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

Exhibit Number	Description

10.35(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37(12)**
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the Registrant.

10.38(13)**	Sublease Agreement by and between Cisco Systems Inc. and the Registrant.

10.39(13)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.40(13)	Amendment No.1 to Lease Agreement and Work Letter Agreement.

10.41(14)	Amendment Number Three to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.42(14)	Amendment Number Four to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.43(14)	Management Retention Agreement between the Registrant and R. Todd Bradley, dated as of September 17, 2002.

10.44(14)	Form of Severance Agreement for Executive Officers, signed by Judy Bruner, Marianne Jackson and Theodore Theophilos.

10.45(14)	Management Retention Agreement between the Registrant and Marianne Jackson, dated as of February 12, 2002.

10.46*	2001 Stock Option Plan for Non-Employee Directors, as amended.

10.47*	Management Retention Agreement between the Registrant and Theodore Theophilos dated as of August 31, 2002.

99.1*	Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith
**	Confidential treatment granted on portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002, as amended.
(14)	Incorporated by reference from the Registrant’s Form 10-Q filed with the Commission on October 11, 2002.

(b)  Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the second quarter of fiscal year 2003:

1.    On October 22, 2002, Palm filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that as of 12:01 a.m. on October 15, 2002 (the “Effective Time”) Palm effected a one-for-twenty reverse stock split of Palm’s common stock issued and outstanding immediately prior to the Effective Time. The reverse stock split also affects options, warrants and other securities convertible into or exchangeable for shares of Palm’s common stock that were issued and outstanding immediately prior to the Effective Time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Dated:	January 10, 2003	By:	/s/ Judy Bruner
Judy Bruner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Eric A. Benhamou, Chairman and Chief Executive Officer of Palm, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palm, Inc.;

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

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	January 10, 2003	By:	/s/ Eric A. Benhamou
Eric A. Benhamou Chairman and Chief Executive Officer

Certifications

I, Judy Bruner, Senior Vice President and Chief Financial Officer of Palm, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palm, Inc.;

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

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	January 10, 2003	By:	/s/ Judy Bruner
Judy Bruner Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

2.1(1)	Master Separation and Distribution Agreement between 3Com and the Registrant effective as of December 13, 1999, as amended.

2.2(2)	General Assignment and Assumption Agreement between 3Com and the Registrant, as amended.

2.3(2)	Master Technology Ownership and License Agreement between 3Com and the Registrant.

2.4(2)	Master Patent Ownership and License Agreement between 3Com and the Registrant.

2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the Registrant.

2.6(2)	Employee Matters Agreement between 3Com and the Registrant.

2.7(2)	Tax Sharing Agreement between 3Com and the Registrant.

2.8(2)	Master Transitional Services Agreement between 3Com and the Registrant.

2.9(2)	Real Estate Matters Agreement between 3Com and the Registrant.

2.10(2)	Master Confidential Disclosure Agreement between 3Com and the Registrant.

2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the Registrant.

2.12(1)	Form of Non-U.S. Plan.

3.1(14)	Amended and Restated Certificate of Incorporation.

3.2(9)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(10)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the Registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1*	1999 Stock Plan, as amended.

10.2(1)	Form of 1999 Stock Plan Agreements.

10.3*	1999 Employee Stock Purchase Plan, as amended.

10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(3)	Amended and Restated 1999 Director Option Plan.

10.6(1)	Form of 1999 Director Option Plan Agreements.

10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the Registrant.

10.8(1)	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.

10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the Registrant.

10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the Registrant.

10.12(1)	Common Stock Purchase Agreement between Motorola and the Registrant.

10.13(1)	Common Stock Purchase Agreement Between Nokia and the Registrant.

Exhibit Number	Description

10.14(1)	Form of Management Retention Agreement, signed by Judy Bruner.

10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the Registrant.

10.16(6)	Master Lease dated as of November 16, 2000 by and between the Registrant and Societe Generale Financial Corporation, as supplemented.

10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18(6)	Guaranty dated as of November 16, 2000 by and between the Registrant and Societe Generale, New York Branch.

10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.

10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the Registrant and Societe Generale Financial Corporation, as supplemented.

10.21(8)	Termination Agreement, dated as of May 31, 2001, between the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22(9) **	Loan and Security Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23(9) **	Amendment Number One to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25(11)**	Agreement and General Release of All Claims between the Registrant and Carl J. Yankowski dated as of November 8, 2001.

10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.

10.28(11)**	Amendment Number Two to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

Exhibit Number	Description

10.37(12)**
Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the Registrant.

10.38(13)**	Sublease Agreement by and between Cisco Systems Inc. and the Registrant.

10.39(13)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.40(13)	Amendment No.1 to Lease Agreement and Work Letter Agreement.

10.41(14)	Amendment Number Three to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.42(14)	Amendment Number Four to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.43(14)	Management Retention Agreement between the Registrant and R. Todd Bradley, dated as of September 17, 2002.

10.44(14)	Form of Severance Agreement for Executive Officers, signed by Judy Bruner, Marianne Jackson and Theodore Theophilos.

10.45(14)	Management Retention Agreement between the Registrant and Marianne Jackson, dated as of February 12, 2002.

10.46*	2001 Stock Option Plan for Non-Employee Directors, as amended.

10.47*	Management Retention Agreement between the Registrant and Theodore Theophilos dated as of August 31, 2002.

99.1*	Certification of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith
**	Confidential treatment granted on portions of this exhibit.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002, as amended.
(14)	Incorporated by reference from the Registrant’s Form 10-Q filed with the Commission on October 11, 2002.