Form 10-Q
period 2003-02-28
PALM INC
filed 2003-04-14
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

As of March 28, 2003, 29,088,183 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 60 pages of which this page is number 1.

Palm, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Palm,” “Company,” “we”, “us,” and “our” in this Form 10-Q refer to Palm, Inc. and its subsidiaries unless the context requires otherwise.

Graffiti, HotSync and Palm OS are registered trademarks and Palm and Palm Powered are trademarks of Palm, Inc. or its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
Revenues	$209,016	$292,651	$646,188	$797,548
Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	143,674	207,121	439,349	593,942
Cost of revenues-benefit for special excess inventory and related costs	—	(28,265)	—	(86,415)
Sales and marketing	46,827	56,528	136,947	183,626
Research and development	26,200	33,767	83,217	111,280
General and administrative	13,506	14,873	37,260	42,508
Amortization of intangible assets (*)	1,419	3,347	5,648	9,184
Separation costs	1,725	—	5,508	376
Impairment charges	102,540	—	102,540	—
Restructuring charges	40,182	—	37,520	25,988

Total costs and operating expenses	376,073	287,371	847,989	880,489
Operating income (loss)	(167,057)	5,280	(201,801)	(82,941)
Interest and other income (expense), net	(3,219)	(945)	(2,350)	2,513

Income (loss) before income taxes	(170,276)	4,335	(204,151)	(80,428)
Income tax provision (benefit)	2,060	1,387	223,410	(25,737)

Net income (loss)	$(172,336)	$2,948	$(427,561)	$(54,691)

Net income (loss) per share:
Basic	$(5.93)	$0.10	$(14.73)	$(1.92)
Diluted	$(5.93)	$0.10	$(14.73)	$(1.92)
Shares used in computing net income (loss) per share amounts:
Basic	29,082	28,838	29,032	28,541
Diluted	29,082	28,869	29,032	28,541
(*) Amortization of intangible assets:
Cost of revenues	$1,315	$1,763	$4,841	$4,543
Sales and marketing	—	—	—	11
Research and development	71	1,551	708	4,586
General and administrative	33	33	99	44

Total amortization of intangible assets	$1,419	$3,347	$5,648	$9,184

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	February 28, 2003	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,407	$278,547
Short-term investments	5,063	17,970
Accounts receivable, net of allowance for doubtful accounts of $6,008 and $8,485, respectively	91,205	63,551
Inventories	23,293	55,004
Deferred income taxes	—	48,985
Prepaids and other	9,749	14,122

Total current assets	388,717	478,179
Restricted investments	2,619	2,326
Land, property and equipment, net	100,945	211,556
Goodwill	68,785	68,785
Intangible assets, net	1,397	9,585
Deferred income taxes	34,800	205,440
Other assets	7,394	13,225

Total assets	$604,657	$989,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,701	$88,909
Accrued restructuring	50,329	35,512
Other accrued liabilities	120,358	108,577

Total current liabilities	252,388	232,998
Non-current liabilities:
Long-term convertible debt	50,000	50,000
Deferred revenue and other	15,513	15,250

Minority interest in consolidated subsidiary	20,000	—

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: February 28, 2003, 29,088; May 31, 2002, 28,960 shares	29	29
Additional paid-in capital	1,122,909	1,122,674
Unamortized deferred stock-based compensation	(1,626)	(5,743)
Accumulated deficit	(853,768)	(426,207)
Accumulated other comprehensive income (loss)	(788)	95

Total stockholders’ equity	266,756	690,848

Total liabilities and stockholders’ equity	$604,657	$989,096

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	February 28, 2003	March 1, 2002
Cash flows from operating activities:
Net loss	$(427,561)	$(54,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,209	21,849
Amortization	9,654	14,770
Deferred income taxes	219,594	(26,158)
Impairment charges	105,746	120
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,654)	17,082
Inventories	31,711	56,936
Prepaids and other	6,089	(3,724)
Accounts payable	(7,208)	(128,098)
Tax benefit from employee stock options	—	95
Accrued restructuring	15,417	(2,223)
Other accrued liabilities	12,044	(159,629)

Net cash used in operating activities	(42,959)	(263,671)

Cash flows from investing activities:
Purchases of property and equipment	(9,602)	(15,788)
Purchases of short-term investments	(4,618)	—
Maturities and sales of short term investments	17,525	—
Purchases of equity investments	(1,000)	—
Purchases of restricted investments	(293)	(275)
Acquisition of business, net of cash acquired	—	43

Net cash provided by (used in) investing activities	2,012	(16,020)

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,306	1,504
Issuance of subsidiary preferred stock	20,000	—
Issuance of convertible debt	—	50,000
Other, net	501	63

Net cash provided by financing activities	21,807	51,567

Change in cash and cash equivalents	(19,140)	(228,124)
Cash and cash equivalents, beginning of period	278,547	513,769

Cash and cash equivalents, end of period	$259,407	$285,645

Other cash flow information:
Cash refund (paid) for income taxes	$(1,720)	$15,697

Cash paid for interest	$(2,659)	$(89)

Non-cash investing and financing activities are as follows:
Fair value of stock options assumed in business combination	$—	$255

Common stock issued for acquisition of businesses	$—	$29,607

Purchase of property and equipment through capital lease	$—	$2,436

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we,” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of February 28, 2003, results of operations for the three and nine months ended February 28, 2003 and March 1, 2002 and cash flows for the nine months ended February 28, 2003 and March 1, 2002. On October 15, 2002, Palm effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total shares outstanding.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Palm adopted this standard, which did not have an impact on the Company’s historical financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

Palm adopted this interpretation, which did not have an impact on the Company’s historical financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, an amendment of SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002, which, for Palm, will be the quarter ended August 29, 2003. The adoption of this statement will not have an impact on the Company’s historical financial position or results of operations.

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	March 1,	February 28,	March 1,
	2003	2002	2003	2002
Net income (loss)	$(172,336)	$2,948	$(427,561)	$(54,691)
Other comprehensive income:
Unrealized loss on investments	(798)	(525)	(1,384)	(539)
Reclass of loss to income statement	—	—	—	119
Change in accumulated translation adjustments	346	16	501	63

Total comprehensive income (loss)	$(172,788)	$2,439	$(428,444)	$(55,048)

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding because the effect of stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. The dilutive effect of stock options outstanding for the three months ended March 1, 2002 was approximately 31,000 shares. For the three and nine months ended February 28, 2003 and the nine months ended March 1, 2002, approximately 170,000, 71,000, and 13,000 common equivalent shares, respectively, were excluded from the computations of diluted net loss per share.

5.	Cash and Available for Sale and Restricted Investments

The Company’s cash and available for sale and restricted investments are as follows (in thousands):

	February 28, 2003			May 31, 2002
	Carrying	Unrealized	Estimated	Carrying	Unrealized	Estimated
	Value	Gain (Loss)	Fair Value	Value	Loss	Fair Value
Cash	$42,506	$—	$42,506	$8,263	$—	$8,263
Cash equivalents:
Money market funds	37,810	—	37,810	73,936	—	73,936
State and local government obligations	104,051	—	104,051	94,448	—	94,448
Corporate notes/bonds	55,028	—	55,028	98,900	—	98,900
Foreign corporate notes/bonds	20,012	—	20,012	3,000	—	3,000

	216,901	—	216,901	270,284	—	270,284

Total cash and cash equivalents	259,407	—	259,407	278,547	—	278,547

Short-term investments:
Corporate notes/bonds	5,053	10	5,063	17,987	(17)	17,970
Equity investments in publicly traded companies	2,006	(1,437)	569	35	(26)	9
Restricted investments:
U.S. government agency obligations	1,722	—	1,722	1,551	—	1,551
Certificates of deposit	897	—	897	775	—	775

	2,619	—	2,619	2,326	—	2,326

Total cash and available for sale and restricted investments	$269,085	$(1,427)	$267,658	$298,895	$(43)	$298,852

6.	Inventories

Inventories consist of (in thousands):

	February 28,	May 31,
	2003	2002
Finished goods	$12,781	$35,995
Work-in-process and raw materials	10,512	19,009

	$23,293	$55,004

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended May 31, 2002 and the nine months ended February 28, 2003, are as follows (in thousands):

	Solutions
	Group	PalmSource	Total
Balance as of June 1, 2001	$3,680	$39,489	$43,169
SFAS No. 142 adjustment, net of deferred income taxes	636	595	1,231

Balance as of June 2, 2001	4,316	40,084	44,400
Goodwill acquired during the period	13,815	10,570	24,385
Goodwill transferred between reporting units	(3,039)	3,039	—

Balance as of May 31, 2002	15,092	53,693	68,785
Goodwill transferred between reporting units	(1,276)	1,276	—

Balance as of February 28, 2003	$13,816	$54,969	$68,785

Intangible assets consist of the following (in thousands):

		February 28, 2003				May 31, 2002
		Gross				Gross
	Amortization	Carrying	Impairment	Accumulated		Carrying	Accumulated
	Period	Amount	Charges	Amortization	Net	Amount	Amortization	Net
Core technology	24-48 months	$18,659	$(2,540)	$(15,229)	$890	$18,659	$(10,565)	$8,094
Non-compete covenants	6-24 months	12,759	—	(12,499)	260	12,759	(11,692)	1,067
Other	36 months	710	—	(463)	247	710	(286)	424

		$32,128	$(2,540)	$(28,191)	$1,397	$32,128	$(22,543)	$9,585

Amortization expense of other intangible assets was $1.4 million and $5.6 million for the three and nine months ended February 28, 2003. Estimated future amortization expense for the remaining three months of fiscal year 2003, fiscal year 2004 and fiscal year 2005 are $0.4 million, $0.9 million and $0.1 million, respectively. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $2.5 million in the quarter ended February 28, 2003 related to the core technology acquired from ThinAirApps.

8.	Deferred Income Taxes

As of February 28, 2003, Palm’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $360 million offset by a valuation allowance of $325 million. During the first quarter of fiscal year 2003, there were changes in both the valuation of and the nature of the Company’s tax planning strategies that necessitated an increase in the valuation allowance of $220 million, resulting in the net deferred tax asset balance of approximately $35 million. The valuation allowance does not impact Palm’s ability to utilize the underlying net operating loss carryforwards, which expire from 2011 to 2024. For the three months and the nine months ended March 1, 2002, the effective tax rate was 32%.

9.	Commitments and Guarantees

Palm facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50 million. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at an effective conversion price of $92.64 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $142.65 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In June 2001, Palm obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. Palm is subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require the Company to obtain prior consent from the lenders before it engages in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of February 28, 2003, Palm had used its credit facility to support the issuance of letters of credit of $53.0 million. The collateral for the $50 million letter of credit relative to a litigation matter expires on April 30, 2003. If the letter of credit is still required subsequent to April 30, 2003, it will have to be collateralized with either cash or with some other form of credit. The remaining $3.0 million of letters of credit expire in June 2003, upon the termination of the credit facility.

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

Palm has a minimum purchase commitment with a third party under which it could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

The Company has patent cross license agreements under which the Company is committed to pay $0.8 million for the remaining 3 months in fiscal year 2003, $3.9 million in fiscal year 2004, $4.7 million in fiscal year 2005, $2.1 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $0.2 million in fiscal year 2008.

The Company uses supply partners and contract manufacturers to source components and to manufacture its products. During the normal course of business to ensure timely product supply, the Company enters into short-term agreements with certain contract manufacturers and supply partners to procure inventory to meet forecasted demand for the Company’s products.

As part of the separation agreements with 3Com, Palm agreed to assume liabilities arising out of the Xerox, E-Pass Technologies, and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases.

Under the indemnification of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues.

Changes in the product warranty accrual for the nine months ended February 28, 2003 are as follows (in thousands):

Balance as of May 31, 2002	$30,008
Payments made	(31,073)
Change in liability for product sold during the period	30,342
Change in liability for pre-existing warranties	(11,870)

Balance as of February 28, 2003	$17,407

10.	Minority Interest in Consolidated Subsidiary

Minority interest in consolidated subsidiary reflects a $20 million investment by Sony Corporation (“Sony”) in Series A Preferred Stock of PalmSource, Inc. (“PalmSource”), a Palm subsidiary, giving Sony an ownership position of 6.25% of PalmSource. Sony has been and continues to be a licensee of the Palm OS owned by PalmSource. Under the terms of the software license agreement between PalmSource and Sony, PalmSource recognized license and support fees of $1.7 million and $3.6 million during the three and nine months ended February 28, 2002 compared to $3.8 million and $8.8 million during the three and nine months ended February 28, 2003.

11.	Restructuring and Impairment Charges

Restructuring charges of $40.2 million recorded during the third quarter of fiscal year 2003 consist of $18.9 million related to the restructuring actions taken during the third quarter of fiscal year 2003 plus $21.3 million of adjustments related to restructuring actions taken in prior quarters.

The third quarter fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the U.S., of approximately 140 regular employees from the Solutions Group and approximately 60 regular employees from PalmSource, facilities and property and equipment disposed of or removed from service, and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with it’s revenues. As of February 28, 2003, approximately 120 regular employees from Solutions Group and 60 regular employees from PalmSource had been terminated as a result of this restructuring.

Restructuring charges taken in prior periods included:

•	The fourth quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 90 regular employees, facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003 and canceled projects. As of February 28, 2003, headcount reductions were substantially complete. During the third quarter of fiscal year 2003, Palm recorded a $0.1 million reduction to restructuring accruals due to changes in the estimated costs of certain actions.

•	The second quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 220 regular employees, excess facilities and related costs for lease commitments for space no longer intended for use. As of February 28, 2003, the headcount reductions were complete.

•	The fourth quarter fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees. As of February 28, 2003 the headcount reductions were complete. During the third quarter of fiscal year 2003, Palm recorded a $21.4 million adjustment to excess facilities costs previously recorded during the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income.

Cost reduction actions initiated in the second and fourth quarters of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities. Cost reduction actions initiated in the third quarter of fiscal year 2003 are expected to be substantially complete by the end of the second quarter of fiscal year 2004.

Accrued liabilities related to the third quarter of fiscal year 2003 restructuring actions consist of the following (in thousands):

	Excess facilities and equipment costs	Workforce reduction costs	Discontinued project costs	Total
Solutions Group
Restructuring expense	$807	$5,336	$10,577	$16,720
Cash payments	—	(402)	—	(402)

Solutions Group balances, February 28, 2003	807	4,934	10,577	16,318

PalmSource
Restructuring expense	172	2,048	—	2,220
Cash payments	(172)	(1,006)	—	(1,178)

PalmSource balances, February 28, 2003	—	1,042	—	1,042

Total Palm
Restructuring expense	979	7,384	10,577	18,940
Cash payments	(172)	(1,408)	—	(1,580)

Balances, February 28, 2003	$807	$5,976	$10,577	$17,360

Accrued liabilities related to the fourth quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Discontinued project costs	Total
Balances, May 31, 2002	$7,652	$5,385	$1,273	$14,310
Restructuring adjustments	345	(458)	(857)	(970)
Cash payments	(7,030)	(4,485)	(416)	(11,931)

Balances, February 28, 2003	$967	$442	$—	$1,409

Accrued liabilities related to the second quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Balances, May 31, 2002	$2,588	$1,737	$4,325
Restructuring adjustments	(515)	(1,009)	(1,524)
Cash payments	(2,079)	(728)	(2,807)
Fixed asset recovery	6	—	6

Balances, February 28, 2003	$—	$—	$—

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Balances, May 31, 2002	$16,552	$325	$16,877
Restructuring adjustments	21,358	(284)	21,074
Cash payments	(6,350)	(41)	(6,391)

Balances, February 28, 2003	$31,560	$—	$31,560

During the third quarter of fiscal year 2003, Palm incurred an impairment charge of $102.5 million. This charge includes $100 million related to approximately 39 acres of land owned by the Company in San Jose, California. Market conditions for commercial real estate in the Silicon Valley have deteriorated since the land was acquired in May 2001; and, during the third quarter of fiscal year 2003, the Company determined that it no longer expects to hold the land as long as would be required to realize the $160 million carrying value. As a result, Palm has adjusted the carrying value to the current fair market value of $60 million. In addition, a $2.5 million impairment charge was recorded in accordance with SFAS No. 144, related to the core technology acquired from ThinAirApps. The core technology is no longer considered useful, and its carrying value is not considered to be recoverable. The fair value of the core technology was determined using the discounted cash flow method.

12.	Litigation

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. The issues on appeal before the CAFC have been fully briefed by the parties, and the oral argument is scheduled for May 6, 2003. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses, which may arise out of the E-Pass litigation.

On January 11, 2001, a purported shareholder derivative and class action lawsuit, entitled Shaev v. Benhamou, et al., No. CV795128 (Super. Ct. Santa Clara Cty.) was filed against Palm and its directors. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. Plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. In June 2002, plaintiff filed a second amended complaint. Plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of its stock, and the adoption of equity and stock option plans. The plaintiff also alleged that the Company does not have, and has never had, a valid board. Plaintiff sought various equitable remedies, including rescission of the Company’s director and employee stock option plans, an accounting and to enjoin the Company from any distribution of PalmSource stock. Plaintiff also sought an award of legal fees and costs. The Palm Board of Directors has reviewed and considered plaintiff’s allegations concerning actions taken in connection with the Company’s separation from 3Com. While the Palm Board believes that all actions were properly taken and approved, the Board determined that it was in the best interests of Palm to clarify the Company’s records with respect to certain issues identified in the complaint. Therefore, Palm’s Board of Directors has confirmed, ratified and approved certain Palm corporate actions taken in connection with the separation from 3Com. On March 31, 2003, the parties signed a settlement agreement that was subject to court approval. As part of the settlement, plaintiff agreed that the Palm Board had remedied any and all alleged defects in board actions and ratified actions taken by Palm since its incorporation. The settlement agreement includes releases of the defendants, including for all claims that were asserted or could have been asserted in the action. Palm has agreed as part of the settlement to pay $2.150 million in legal fees and costs to plaintiff’s counsel. On April 8, 2003, the court heard the parties’ motion for an order approving the settlement and an order of dismissal. The court approved the settlement agreement, finding in part that the Palm Board had remedied any and all alleged defects in board actions and ratified actions taken by Palm since its incorporation. The court dismissed plaintiff’s claims with prejudice.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections. The parties are now awaiting a decision from District Court Judge Kent Jordan.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. Palm believes that the claims are without merit and intends to defend against them vigorously. Palm is scheduled to respond to the complaint by April 18, 2003.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. Palm joined the motion to dismiss filed on behalf of all issuers, which the court denied with respect to Palm. Palm believes that it has meritorious defenses to the claims against it and intends to defend the action vigorously.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and are considering resolution alternatives. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc (Case No. 02-208249-CP). Plaintiffs allege that certain of Palm, Inc.’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access e-mails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and e-mail accounts, and would perform common business functions including data base management, custom form creation, and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Palm responded to the Complaint and the case is in its early stages. No trial date has been set.

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

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. Palm’s response to the complaint is due on April 15, 2003.

13.	Related Party Transactions

Subsequent to the Separation Date, Palm paid 3Com for certain transitional services through the third quarter of fiscal year 2002. In addition, Palm leased certain facilities from 3Com after the Separation Date, under which Palm has paid $4.6 million in the nine months ended February 28, 2003.

A Tax Sharing Agreement allocates 3Com’s and Palm’s responsibilities for certain tax matters. The agreement requires Palm to pay 3Com for the incremental tax costs of Palm’s inclusion in consolidated, combined or unitary tax returns with affiliated corporations. The agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Palm’s tax liability for periods during which Palm was included in consolidated, combined or unitary tax returns with affiliated corporations.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the 3Com group’s federal income tax liability for a period during which Palm was a member of the group, even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

Effective as of the Separation Date, subject to specified exceptions, Palm and 3Com have indemnified each other for all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement.

Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded $0.3 million and $0.4 million of support revenues during the three and nine months ended February 28, 2003, respectively, as compared to $0.1 million and $0.1 million of support revenues for the three and nine months ended March 1, 2002, respectively.

Palm has entered into a business consulting agreement with a former executive under which it has paid $0 and $0.3 million during the three and nine months ended February 28, 2003, respectively.

Palm has made a $1.0 million equity investment and entered into a product procurement agreement with a company founded by a second former executive of the Company. During the three and nine months ended February 28, 2003, Palm paid $2.7 million for products purchased under the product procurement agreement. These products are purchased by Palm for resale.

During the nine months ended February 28, 2003, Palm has purchased $0.3 million of software licenses and services from a company whose Chairman and CEO is a member of Palm’s board of directors.

14.	Business Segment Information

The Company is organized into two business units—the Solutions Group and PalmSource. The Solutions Group designs, develops and markets handheld devices and accessories to provide users with simple, elegant and useful productivity tools. PalmSource develops and licenses the Palm OS® operating system and related software, which is referred to as the Palm platform. The Palm platform is the foundation for Palm devices as well as for devices manufactured by third party licensees.

The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group on a “contractually reported” basis.

The Solutions Group licenses the Palm platform from PalmSource and pays an intersegment royalty. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation. Certain prior period amounts have been reclassified for current quarter presentation and certain historical segment information has been restated to conform to the current segment presentation, including the application of the terms of the license agreement between the Solutions Group and PalmSource, effective in the third quarter of fiscal year 2002, to the prior periods.

	Three Months Ended February 28, 2003 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$197,864	$26,273	$(15,121)	$209,016
Cost of revenues*	150,792	1,405	(8,523)	143,674
Research & development, selling, marketing, general & administrative expenses	68,341	18,229	(37)	86,533
Amortization of intangible assets	—	1,419	—	1,419
Separation costs	765	960	—	1,725
Impairment charges	102,540	—	—	102,540
Restructuring charges	37,952	2,230	—	40,182

Operating income (loss)	(162,526)	2,030	(6,561)	(167,057)
Interest and other income (expenses), net	(2,574)	(645)	—	(3,219)

Segment income (loss) before income taxes	$(165,100)	$1,385	$(6,561)	$(170,276)

	Three months ended March 1, 2002 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$284,278	$20,401	$(12,028)	$292,651
Cost of revenues *	217,552	1,319	(11,750)	207,121
Cost of revenues—benefit for special excess inventory and related costs	(28,265)	—	—	(28,265)
Research & development, selling, marketing, general & adminstrative expenses	85,031	20,602	(465)	105,168
Amortization of intangible assets	1,796	1,551	—	3,347
Separation costs	—	—	—	—
Restructuring charges	—	—	—	—

Operating income (loss)	8,164	(3,071)	187	5,280
Interest and other income (expenses), net	(797)	(148)	—	(945)

Segment income (loss) before income taxes	$7,367	$(3,219)	$187	$4,335

	Nine months ended February 28, 2003 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$620,491	$56,111	$(30,414)	$646,188
Cost of revenues *	465,571	4,211	(30,433)	439,349
Research & development, selling, marketing, general & adminstrative expenses	203,956	53,879	(411)	257,424
Amortization of intangible assets	1,127	4,521	—	5,648
Separation costs	2,655	2,853	—	5,508
Impairment charges	102,540	—	—	102,540
Restructuring charges	35,348	2,172	—	37,520

Operating income (loss)	(190,706)	(11,525)	430	(201,801)
Interest and other income (expenses), net	2,409	(4,759)	—	(2,350)

Segment income (loss) before income taxes	$(188,297)	$(16,284)	$430	$(204,151)

	Nine months ended March 1, 2002 (in thousands)
	Solutions Group	PalmSource	Eliminations	Total Palm
Revenues	$777,994	$51,350	$(31,796)	$797,548
Cost of revenues *	622,581	3,451	(32,090)	593,942
Cost of revenues—benefit for special excess inventory and related costs	(86,415)	—	—	(86,415)
Research & development, selling, marketing, general & adminstrative expenses	273,804	63,419	191	337,414
Amortization of intangible assets	4,752	4,432	—	9,184
Separation costs	275	101	—	376
Restructuring charges	25,562	426	—	25,988

Operating income (loss)	(62,565)	(20,479)	103	(82,941)
Interest and other income (expenses), net	2,673	(160)	—	2,513

Segment income (loss) before income taxes	$(59,892)	$(20,639)	$103	$(80,428)

* Segment cost of revenues excludes the applicable portion of amortization of intangibles which is included in the line “amortization of intangibles assets” to determine segment income (loss) before income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning Palm’s expectations, beliefs and/or intentions regarding the following: (a) the timing, costs and method of the separation of the PalmSource and Solutions Group businesses; (b) actions to reduce costs and savings resulting from restructuring; (c) the use of proceeds from the potential sale of securities under Palm’s universal shelf registration statement; (d) the sufficiency of Palm’s cash, cash equivalents, short term investments and credit facility to satisfy its anticipated cash requirements; (e) strategic alliances and the benefits of such strategic alliances; (f) the effects of changes in market interest rates; (g) investment activities and the use of Palm’s financial instruments; (h) Palm’s defenses to legal proceedings and litigation matters; (i) provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; (j) the development and introduction of new products and services; and (k) competitors and competition in the markets in which Palm operates. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We were founded in 1992 as Palm Computing Inc. In 1995, we were acquired by U.S. Robotics Corporation (“U.S. Robotics”) and we sold our first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation (“3Com”) acquired U.S. Robotics and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was incorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of our common stock were sold in an initial public offering and concurrent private placements and in July 2000, 3Com distributed the remaining approximately 94% of our common stock outstanding to 3Com’s stockholders.

Today, we are organized into two operating segments—PalmSource, Inc. (“PalmSource”), a subsidiary of Palm, Inc., and the Solutions Group. In the first quarter of fiscal year 2002, we announced our strategy to separate our Palm OS business (PalmSource) and our device business (Solutions Group) into two, independent companies. We believe this independence will bring greater clarity of mission and focus to both units and better serve our existing and future licensees. We intend to achieve external separation between the two businesses in the summer of calendar year 2003 by making PalmSource an independent public company. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Within PalmSource, revenue from software license agreements with manufacturers of handheld devices are generally recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are generally deferred and recognized as earned based on contractually reported information from our licensees. Upfront license fees from subscription license arrangements are generally recognized ratably over the term of the subscription period. Within Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

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

We accrue for warranty costs based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues. If we experience claims or significant changes in costs of services, such as third party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

Long-lived assets such as land, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.

We perform goodwill impairment tests on at least an annual basis, in the fourth quarter, in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

Effective for calendar year 2003, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF Issue 94-3, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as liabilities are incurred.

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

Results of Operations

The following table sets forth consolidated statement of operations data and is also expressed as a percentage of consolidated revenues for the quarters indicated:

	Three Months Ended
	February 28, 2003		March 1, 2002
Revenues
Solutions Group	$197,864	94.6%	$284,278	97.1%
PalmSource	26,273	12.6	20,401	7.0
Eliminations	(15,121)	(7.2)	(12,028)	(4.1)

Total revenues	209,016	100.0	292,651	100.0
Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)
Solutions Group	150,792	*	217,552	*
PalmSource	1,405	*	1,319	*
Eliminations	(8,523)	*	(11,750)	*

Subtotal	143,674	68.7	207,121	70.8
Cost of revenues-benefit for special excess inventory and related costs—Solutions Group	—	—	(28,265)	(9.6)
Sales and marketing	46,827	22.4	56,528	19.3
Research and development	26,200	12.5	33,767	11.5
General and administrative	13,506	6.5	14,873	5.1
Amortization of intangible assets (^)	1,419	0.7	3,347	1.1
Separation costs	1,725	0.8	—	—
Impairment charges	102,540	49.1	—	—
Restructuring charges	40,182	19.2	—	—

Total costs and operating expenses	376,073	179.9	287,371	98.2
Operating income (loss)	(167,057)	(79.9)	5,280	1.8
Interest and other income (expense), net	(3,219)	(1.6)	(945)	(0.3)

Income (loss) before income taxes	(170,276)	(81.5)	4,335	1.5
Income tax provision (benefit)	2,060	1.0	1,387	0.5

Net income (loss)	$(172,336)	(82.5)%	$2,948	1.0%

(^) Amortization of intangible assets:
Cost of revenues	$1,315	0.7%	$1,763	0.6%
Sales and marketing	—	—	—	—
Research and development	71	—	1,551	0.5
General and administrative	33	—	33	—

Total amortization of intangible assets	$1,419	0.7%	$3,347	1.1%

	Nine Months Ended
	February 28, 2003		March 1, 2002
Revenues
Solutions Group	$620,491	96.0%	$777,994	97.6%
PalmSource	56,111	8.7	51,350	6.4
Eliminations	(30,414)	(4.7)	(31,796)	(4.0)

Total revenues	646,188	100.0	797,548	100.0
Costs and operating expenses
Cost of revenues (excluding the applicable portion of intangible assets)
Solutions Group	465,571	*	622,581	*
PalmSource	4,211	*	3,451	*
Eliminations	(30,433)	*	(32,090)	*

Subtotal	439,349	67.9	593,942	74.5
Cost of revenues-benefit for special excess inventory and related costs—Solutions Group	—	—	(86,415)	(10.8)
Sales and marketing	136,947	21.2	183,626	23.0
Research and development	83,217	12.9	111,280	13.9
General and administrative	37,260	5.8	42,508	5.3
Amortization of intangible assets (^)	5,648	0.9	9,184	1.2
Separation costs	5,508	0.9	376	—
Impairment charges	102,540	15.8	—	—
Restructuring charges	37,520	5.8	25,988	3.3

Total costs and operating expenses	847,989	131.2	880,489	110.4
Operating loss	(201,801)	(31.2)	(82,941)	(10.4)
Interest and other income (expense), net	(2,350)	(0.4)	2,513	0.3

Loss before income taxes	(204,151)	(31.6)	(80,428)	(10.1)
Income tax provision (benefit)	223,410	34.6	(25,737)	(3.2)

Net loss	$(427,561)	(66.2)%	$(54,691)	(6.9)%

(^) Amortization of intangible assets:
Cost of revenues	$4,841	0.8%	$4,543	0.6%
Sales and marketing	—	—	11	—
Research and development	708	0.1	4,586	0.6
General and administrative	99	—	44	—

Total amortization of intangible assets	$5,648	0.9%	$9,184	1.2%

* Cost of revenues by segment, including eliminations, expressed as a percentage of consolidated revenues are not meaningful.

Solutions Group cost of revenues (excluding the applicable portion of amortization of intangibles) as a percentage of Solutions Group revenues were 76.2% and 75.0% for the three and nine months ended February 28, 2003 and were 76.5% and 80.0% in the three and nine months ended March 1, 2002, respectively. PalmSource cost of revenues as a percentage of PalmSource revenues were 5.3% and 7.5% in the three and nine months ended February 28, 2003 and were 6.5% and 6.7% in the three and nine months ended March 1, 2002, respectively.

Revenues

Total revenues for Palm in the third quarter ended February 28, 2003 were $209.0 million, a decrease of $83.6 million or 29% from revenues for the comparable period ended March 1, 2002. International revenues for the third quarter of fiscal year 2003 were 36% of revenues compared with 34% of revenues in the same period of fiscal year 2002.

Total revenues for Palm for the nine months ended February 28, 2003 were $646.2 million, a decrease of $151.4 million or 19% from revenues for the comparable period ended March 1, 2002. International revenues for the first nine months of fiscal year 2003 were 28% of revenues compared with 34% of revenues in the same period of fiscal year 2002.

Solutions Group—Revenues in the third quarter ended February 28, 2003 were $197.9 million, a decrease of $86.4 million or 30% from revenues for the comparable period ended March 1, 2002. The decrease in revenues was primarily driven by a decline in unit shipments reflecting a continued weak economy in both the consumer and enterprise segments and a decline in average selling price reflective of a price sensitive and increasingly competitive market. Net unit shipments in the third quarter of fiscal year 2003 were 1.0 million units compared to 1.3 million units in the comparable period of fiscal year 2002, with the average selling price decreasing to $169 for the quarter ended February 28, 2003, from $183 in the comparable period of fiscal year 2002. Revenues from accessory sales were also down for the quarter ended February 28, 2003 compared to the quarter ended March 1, 2002, reflective of the decrease in core device sales.

Revenues for the nine months ended February 28, 2003 were $620.5 million, a decrease of $157.5 million or 20% from revenues for the comparable period ended March 1, 2002. The decrease in revenues was primarily driven by a decrease in average selling price reflective of a price sensitive and increasingly competitive market. The average selling price declined to $165 for the nine months ended February 28, 2003, from $183 in the comparable period of fiscal year 2002. Unit shipments for the nine months ended February 28, 2003 and March 1, 2002 were 3.3 million and 3.6 million, respectively. Revenues from accessory sales were down for the nine months ended February 28, 2003 compared to the nine months ended March 1, 2002, reflective of the decrease in core device sales.

PalmSource—Revenues in the quarter ended February 28, 2003 were $26.3 million, an increase of $5.9 million or 29% from revenues for the comparable period ended March 1, 2002. Revenues from the Solutions Group were $15.1 million in the quarter ended February 28, 2003 compared to $12.5 million for the comparable period ended March 1, 2002. This increase was due to certain licensing commitments for the contract year ended in December 2002. Revenues for licensees other than the Solutions Group were $11.2 million for the quarter ended February 28, 2003 compared to $8.0 million for the quarter ended March 1, 2002 primarily reflecting the expanding set of Palm OS products. Intersegment royalties earned from the Solutions Group are eliminated in consolidation.

We have reported segment information for PalmSource as if it had existed historically, and we have applied the terms of the Solutions Group licensing agreement effective in the third quarter of fiscal year 2002 to the prior periods presented. On this basis, total PalmSource revenues for the nine months ended February 28, 2003 were $56.1 million, an increase of $4.8 million or 9% from revenues for the comparable period ended March 1, 2002. Revenues earned from the Solutions Group were $30.6 million for the nine months ended February 28, 2003 compared to $31.8 million for the same period ended March 1, 2002. Revenues for licensees other than the Solutions Group were $25.5 million for the nine months ended February 28, 2003 compared to $19.6 million for the same period ended March 1, 2002.

This increase was primarily due to an expanding set of Palm OS products. Intersegment royalties earned from the Solutions Group are eliminated in consolidation.

Cost of Revenues

In the third quarter of fiscal year 2003, our total cost of revenues was $145.0 million. “Total cost of revenues” is comprised of “cost of revenues (excluding the applicable portion of intangible assets),” “cost of revenues—benefit for special excess inventory and related costs” and the applicable portion of “amortization of intangible assets.” Total cost of revenues as a percentage of revenues was 69.4% in the quarter ended February 28, 2003 compared to 61.8% in the comparable period ended March 1, 2002.

For the nine months ended February 28, 2003, total cost of revenues was $444.2 million. Total cost of revenues as a percentage of revenues was 68.7% for the nine months ended February 28, 2003 compared to 64.3% in the comparable period ended March 1, 2002.

Solutions Group—Cost of revenues before eliminations, which primarily consists of costs to produce and deliver our devices, accessories and related services, was $150.8 million in the quarter ended February 28, 2003 compared to $217.6 million for the comparable period ended March 1, 2002. Cost of revenues as a percentage of revenues was 76.2% in the third quarter of fiscal year 2003 compared to 76.5% in the comparable period of fiscal year 2002. This decrease as a percentage of revenue was primarily due to improvement in component and transformation costs. Intersegment cost of revenues for royalties to PalmSource for the quarters ended February 28, 2003 and March 1, 2002 of $8.5 million and $11.8 million, respectively, are included in Solutions Group cost of revenues but eliminated in consolidation. Cost of revenues—benefit for special excess inventory and related costs was $28.3 million for the three months ended March 1, 2002. This reduction in cost of revenues resulted from the sale of products that were previously written down.

Cost of revenues before eliminations for the nine months ended February 28, 2003 was $465.6 million compared to $622.6 million for the comparable period ended March 1, 2002. Cost of revenues as a percentage of revenues was 75.0% for the nine month period ended February 28, 2003 compared to 80.0% for the comparable period of fiscal year 2002. This decrease as a percentage of revenue was primarily due to lower component and transformation costs as well as lower warranty expenses as a result of lower repair costs per unit and reduced excess and obsolete costs resulting from improved inventory management. Intersegment cost of revenues for royalties to PalmSource for the nine months ended February 28, 2003 and March 1, 2002 of $30.2 million and $31.9 million, respectively, are included in Solutions Group cost of revenues but eliminated in consolidation. Cost of revenues-benefit for special excess inventory and related costs was $86.4 million for the nine months ended March 1, 2002. This reduction in cost of revenues resulted from the sale of products that were previously written down.

PalmSource—Cost of revenues, which primarily consists of royalties for third party software included in the Palm OS and costs to service licensees, was $1.4 million in the quarter ended February 28, 2003 compared to $1.3 million for the comparable period ended March 1, 2002. Cost of revenues as a percentage of revenues was 5.3% in the third quarter of fiscal year 2003 compared to 6.5% in the comparable period in fiscal year 2002. The decrease in cost of revenues as a percentage of total revenues was primarily due to increased revenues in relation to the relatively fixed level of costs for the licensing business.

Cost of revenues for the nine months ended February 28, 2003 was $4.2 million compared to $3.5 million for the comparable period ended March 1, 2002. Cost of revenues as a percentage of revenues was 7.5% for the nine months ended February 28, 2003 compared to 6.7% for the comparable period ended March 1, 2002. The increase in cost of revenues as a percentage of total revenues was primarily due to increased royalties to new third party technology vendors and costs associated with the delivery of professional services.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $46.8 million in the quarter ended February 28, 2003 compared to $56.5 million in the comparable period ended March 1, 2002, a decrease of $9.7 million or 17%. Sales and marketing expenses as a percentage of revenues were 22.4% in the third quarter of fiscal year 2003 compared to 19.3% for the comparable period in fiscal year 2002. Sales and marketing spending decreased in absolute dollars as a result of decreased spending across all marketing areas. Marketing expenses including national cable television advertising, trade show expenses, billboard advertising and holiday promotion media and the PalmSource developer conference were significantly reduced in the three months ended February 28, 2003 as compared to the comparable period in fiscal year 2002 to better align our spending with current revenue levels.

Sales and marketing expenses were $136.9 million for the nine months ended February 28, 2003, compared to $183.6 million in the comparable period ended March 1, 2002, a decrease of $46.7 million or 25%. Sales and marketing expenses as a percentage of revenues were 21.2% for the nine months ended February 28, 2003 compared to 23.0% for the comparable period in fiscal year 2002. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars was primarily the result of decreased spending across all marketing areas. Marketing expenses including national cable television advertising, certain billboard advertising, trade show expenses and holiday promotion media and the PalmSource developer conference were significantly reduced in the nine months ended February 28, 2003 as compared to the same period in fiscal year 2002 to better align our spending with current revenue levels.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation, and related information technology and facilities costs. Research and development expenses were $26.2 million for the quarter ended February 28, 2003 compared to $33.8 million for the comparable period ended March 1, 2002, a decrease of $7.6 million or 22%. Research and development expenses as a percentage of revenues were 12.5% for the third quarter of fiscal year 2003 compared to 11.5% for the comparable period in fiscal year 2002. The research and development spending decrease in absolute dollars was primarily due to decreased third party development costs, reduced program materials expenses, decreased consulting expenses and a reduction in headcount resulting from cost containment efforts initiated to align our cost structure with current revenue levels.

Research and development expenses were $83.2 million for the nine months ended February 28, 2003 compared to $111.3 million in the comparable period ended March 1, 2002, a decrease of $28.1 million or 25%. Research and development expenses as a percentage of revenues were 12.9% for the nine months ended February 28, 2003 compared to 13.9% in the comparable period in fiscal year 2002. The decrease in research and development expenses as a percentage of revenues and in absolute dollars was primarily due to decreased third party development costs, reduced program materials expenses related to project management, decreased consulting expenses and a reduction in headcount resulting from cost containment efforts initiated to align our cost structure with current revenue levels.

General and Administrative

General and administrative expenses consist principally of employee related costs for the finance, legal, human resources and executive functions, outside legal and accounting fees, business insurance costs, provision for doubtful accounts, and related information technology and facilities costs. General and administrative expenses were $13.5 million for the quarter ended February 28, 2003 compared to $14.9 million for the comparable period ended March 1, 2002, a decrease of $1.4 million or 9%. General and administrative expenses as a percentage of revenues were 6.5% in the third quarter of fiscal year 2003 compared to 5.1% in the comparable period in fiscal year 2002. The absolute dollar decrease in general and administrative expenses was due primarily to lower legal, professional and employee related expenses due to headcount reductions resulting from cost containment efforts initiated to align our cost structure with current revenue levels, partially offset by an increased provision for doubtful accounts.

General and administrative expenses were $37.3 million for the nine months ended February 28, 2003 compared to $42.5 million in the comparable period ended March 1, 2002, a decrease of $5.2 million, or 12%. General and administrative expenses as a percentage of revenues were 5.8% for the nine months ended February 28, 2003, compared to 5.3% in the comparable period in fiscal year 2002. The absolute dollar decrease in general and administrative expenses was due primarily to lower legal, professional and employee related expenses due to headcount reductions resulting from cost containment efforts initiated to align our cost structure with current revenue levels, partially offset by an increased provision for doubtful accounts.

Segment Operating Expenses

Solutions Group—Segment operating expenses, consisting of research & development, selling, marketing, general & administrative expenses were $68.3 million and $204.0 million for the three and nine months ended February 28, 2003, respectively, compared to $85.0 million and $273.8 million in the comparable periods ended March 1, 2002. The decrease in operating expenses in absolute dollars was the result of overall decreased spending. The primary reductions in spending included reduced advertising and promotional spending, decreased third party development costs, decreased consulting expenses for software integration, reduced equipment and program material expenses, lower legal, professional and employee related expenses partially offset by an increased provision for doubtful accounts.

PalmSource—Segment operating expenses, consisting of research & development, selling, marketing, general & administrative expenses were $18.2 million and $53.9 million for the three and nine months ended February 28, 2003, respectively, compared to $20.6 million and $63.4 million for the three and nine months ended March 1, 2002. The decrease in operating expenses in absolute dollars resulted primarily from a decrease in consulting expenses, reduced spending related to the PalmSource Developer Conference and lower employee related expenses due to fewer employees.

Amortization of Intangible Assets

Amortization of intangible assets was $1.4 million in the quarter ended February 28, 2003 compared to $3.3 million in the comparable period ended March 1, 2002, a decrease of $1.9 million resulting from certain intangible assets becoming fully amortized and the impairment of certain other intangible assets.

Amortization of intangible assets were $5.6 million for the nine months ended February 28, 2003 compared to $9.2 million in the comparable period ended March 1, 2002, a decrease of $3.6 million resulting from certain intangible assets becoming fully amortized and the impairment of certain other intangible assets.

Separation Costs

Separation costs were $1.7 million in the quarter ended February 28, 2003. Separation costs reflect costs that are generally one-time in nature, such as consulting and professional fees, related to our intended establishment of PalmSource as a separate independent company.

Separation costs were $5.5 million for the nine months ended February 28, 2003 compared to $0.4 million in the comparable period ended March 1, 2002. Separation costs in the nine months ended March 1, 2002 consisted of final costs related to our separation from 3Com. Separation costs in the nine months ended February 28, 2003 consist of costs related to the separation of PalmSource. We expect to continue to incur separation costs relating to the PalmSource separation.

Impairment Charges

During the third quarter of fiscal year 2003, the Solutions Group incurred an impairment charge of $102.5 million. This charge includes $100 million related to approximately 39 acres of land owned by the Company in San Jose, California. Market conditions for commercial real estate in the Silicon Valley have deteriorated since the land was acquired in May 2001; and, during the third quarter of fiscal year 2003, the Company determined that it no longer expects to hold the land as long as would be required to realize the $160 million carrying value. As a result, Palm has adjusted the carrying value to the current fair market value of $60 million. In addition, a $2.5 million impairment charge was recorded in accordance with SFAS No. 144, related to the core technology acquired from ThinAirApps. The core technology is no longer considered useful, and its carrying value is not considered to be recoverable. The fair value of the core technology was determined using the discounted cash flow method.

Restructuring Charges

Restructuring charges of $40.2 million recorded during the third quarter of fiscal year 2003 consist of $18.9 million related to the restructuring actions taken during the third quarter of fiscal year 2003 plus $21.3 million of restructuring adjustments related to restructuring actions taken in prior quarters.

The third quarter fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the U.S., of approximately 140 regular employees from the Solutions Group and approximately 60 regular employees from PalmSource, facilities and property and equipment disposed of or removed from service, and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. As of February 28, 2003, approximately 120 regular employees from Solutions Group and 60 regular employees from PalmSource had been terminated as a result of this restructuring. Estimated future savings resulting from these restructuring actions are expected to be approximately $40 million per year.

Restructuring charges taken in prior periods included:

•	The fourth quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 90 regular employees, facilities and property and equipment that will be disposed of or removed from service in fiscal year 2003 and canceled projects. As of February 28, 2003, headcount reductions were substantially complete. During the third quarter of fiscal year 2003, Palm recorded a $0.1 million reduction to restructuring accruals due to changes in the estimated costs of certain actions.

•	The second quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 220 regular employees, excess facilities and related costs for lease commitments for space no longer intended for use. As of February 28, 2003, the headcount reductions were complete.

•	The fourth quarter fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees. As of February 28, 2003 the headcount reductions were complete. During the third quarter of fiscal year 2003, Palm recorded a $21.4 million adjustment to excess facilities costs previously recorded during the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income.

Cost reduction actions initiated in the second and fourth quarters of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities. Cost reduction actions initiated in the third quarter of fiscal year 2003 are expected to be substantially complete by the end of the second quarter of fiscal year 2004.

Interest and Other Income (Expense), Net

Interest and other expense, on a net basis, was ($3.2) million for the quarter ended February 28, 2003 compared to ($0.9) million for the comparable period ended March 1, 2002. The increase in interest and other expense, net for fiscal year 2003 is due primarily to the settlement of two lawsuits.

Interest and other expense, on a net basis, was ($2.4) million for the nine months ended February 28, 2003 compared to interest and other income of $2.5 million for the comparable period ended March 1, 2002. The shift from interest and other income to interest and other expense is due to lower interest income reflecting lower cash balances and reduced interest rates on investments, increased interest expense due to our convertible note, costs related to letters of credit, the write down of investments in equity securities and the settlement of two lawsuits partially offset by the receipt of $5.2 million in proceeds from an insurance settlement.

Income Tax Provision (Benefit)

The income tax provision for the three months ended February 28, 2003 reflects the Company’s income taxes in foreign jurisdictions, which are not offset by operating loss carryforwards. The income tax provision for the nine months ended February 28, 2003 also includes an increase in the valuation allowance for deferred tax assets. During the first quarter of fiscal year 2003, there were changes in both the valuation and the nature of our tax planning strategies that necessitated an increase in the valuation allowance of $219.6 million. The deferred tax assets, which are largely net operating loss carryforwards, remain available for us to utilize against future profits. For the three and nine months ended March 1, 2002, the effective tax rate was 32%.

Liquidity and Capital Resources

Cash and cash equivalents at February 28, 2003 were $259.4 million, compared to $278.6 million at May 31, 2002. The decrease of $19.2 million in cash and cash equivalents was attributable to cash used in operating activities of $43.0 million, cash provided by investing activities of $2.0 million and cash provided by financing activities of $21.8 million. Cash used in operating activities consisted primarily of the net loss of $427.6 million reduced by non-cash charges of $354.2 million and an increase in accrued restructuring and other liabilities of $27.5 million. In connection with investing activities, we received $12.9 million in net proceeds from the sale of short-term investments, offset by the use of $9.6 million to purchase property and equipment and $1.0 million to purchase an equity investment. Cash provided by financing activities consisted primarily of $20.0 million received from Sony for a 6.25% ownership position in PalmSource and $1.3 million of proceeds from the issuance of Palm common stock, net.

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into our common stock at an effective conversion price of $92.64 per share. We may force a conversion, provided our common stock has traded above $142.65 per share for a defined period of time. In the event Palm distributes significant assets, we may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. The credit facility is secured by accounts receivable, inventory, and certain fixed assets including real estate and property and equipment. The interest rate may vary based on fluctuations in market rates and margin borrowing levels. We are subject to certain financial covenant requirements and restrictions under the agreement including restrictions that require us to obtain prior consent from the lenders before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. As of February 28, 2003, we had used our credit facility to support the issuance of letters of credit of $53.0 million. The collateral for the $50 million letter of credit relative to a litigation matter expires on April 30, 2003. If the letter of credit is still required subsequent to April 30, 2003, it will have to be collateralized with either cash or with some other form of credit. The remaining $3.0 million of letters of credit expire in June 2003, upon the termination of our credit facility.

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

We lease our facilities and certain equipment under capital and operating lease arrangements which expire at various dates through September 2011. As of February 28, 2003, future minimum lease payments under noncancelable operating leases are $5.2 million in the remaining three months of fiscal year 2003, $12.2 million in fiscal year 2004, $10.6 million in fiscal year 2005, $6.2 million in fiscal year 2006, $4.9 million in fiscal year 2007 and an aggregate of $22.6 million thereafter.

The Company has patent cross license agreements under which the Company is committed to pay up to $0.8 million for the remaining 3 months in fiscal year 2003, $3.9 million in fiscal year 2004, $4.7 million in fiscal year 2005, $2.1 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $0.2 million in fiscal year 2008.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. We have not sold any securities under this universal shelf registration statement as of February 28, 2003.

Based on current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

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

Employee and Named Executive Officer Option Grants

	2003 YTD	2002	2001
Net grants during the period as a % of outstanding shares	6.6%	2.1%	3.8%
Grants to top five executive officers during the period as a % of total options granted	7.6%	15.9%	7.7%
Grants to top five executive officers during the period as a % of outstanding shares	0.6%	0.9%	0.3%
Cumulative options held by named executive officers as a % of total options outstanding	9.4%	11.4%	14.9%

During the nine months ended February 28, 2003, we granted options to purchase approximately 2.5 million shares, and options to purchase approximately 0.5 million shares were forfeited. The net grants represented 6.6% of shares outstanding at the beginning of this fiscal year.

Activity under all stock option plans

	Nine months ended February 28, 2003		Year ended May 31, 2002
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
(shares in thousands)
Outstanding at beginning of period	2,325	$239.96	1,709	$479.29
Granted	2,475	$14.26	1,611	$91.01
Exercised	(18)	$13.00	(2)	$23.47
Cancelled	(544)	$209.78	(993)	$399.47

Outstanding at end of period	4,238	$112.96	2,325	$239.96

In-the-Money and Out-of-the-Money Option Information

As of February 28, 2003

	Exercisable		Unexercisable		Total
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
(shares in thousands)
In-the-Money	3	$5.84	5	$0.85	8	$2.51
Out-of-the-Money (1)	1,730	$186.63	2,500	$62.32	4,230	$113.16

Total Options Outstanding	1,733	$186.35	2,505	$62.18	4,238	$112.96

(1) Out-of-the money options are those options with an exercise price equal to or greater than the closing price of $11.60 per share at the end of the quarter.

Option Exercises of Named Executive Officers

For the nine months ended February 28, 2003(1)

			Number of Shares Underlying Unexercised Options at February 28, 2003		Value of Unexercised In-the-Money Options at February 28, 2003(2) ($)
Name	Number of Shares Acquired on Exercise	Dollar Gain Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Eric A. Benhamou	—	$—	51,751	63,499	—	—
R. Todd Bradley	—	$—	33,853	118,647	—	—
Judy Bruner	—	$—	41,459	49,807	—	—
David Nagel	—	$—	1,834	916	—	—

(1) This list represents the Named Executive Officers who appeared in the Proxy Statement dated August 26, 2002. and who are employees of the Company.

(2) Based on a fair market value of $11.60 per share as of February 28, 2003, the closing sale price per share of Palm’s common stock on that date as reported on the Nasdaq National Market.

In addition to the option activity in the table above, we issued shares of restricted stock to two of the executive officers listed in the table above during the first three quarters of fiscal year 2003. In the first quarter of fiscal year 2003, Mr. Bradley was granted 5,000 shares of restricted stock and Ms. Bruner was granted 2,500 shares of restricted stock. The value of these shares was based upon the closing price per share on the date of grant, August 5, 2002, as reported on the Nasdaq National Market and is recognized as an expense over the vesting period.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of February 28, 2003:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,242,278	$115.16	2,460,927	(1)(2)
Equity compensation plans not approved by security holders (3)	—	—	—

Total	4,242,278	$115.16	2,460,927

(1)	This number of shares includes approximately 1.5 million shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended.

(2)	Our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) also provides for annual increases in the number of shares available for issuance under the 1999 Stock Plan on the first day of each fiscal year equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount determined by our Board of Directors. In addition, our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”) provides for annual increases in the number of shares available for issuance under the 1999 ESPP on the first day of each fiscal year equal to the lesser of (i) 500,000 shares, (ii) 2% of the outstanding shares of our common stock on such date, or (iii) a lesser amount determined by our Board of Directors.

(3)	This does not include outstanding options to purchase 9,482 shares of our common stock assumed through various mergers and acquisitions. At February 28, 2003, these assumed options had a weighted average exercise price of $124.62 per share. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option.

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

We rely on third party manufacturers to design and manufacture our handheld devices and third party pack-out distribution centers to distribute our handheld devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

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

Our device products are manufactured by our third party manufacturers at their international facilities predominantly located in China. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively impacted. For example, the Severe Acute Respiratory Syndrome (SARS) outbreak in China could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, if we were unable to very quickly identify alternate supply or manufacturing facilities, our revenues, cost of revenues and results of operations would be negatively impacted.

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

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology, and our production or reputation could be seriously harmed if these suppliers were unable to meet our demand on a cost effective basis with adequate quality and alternative sources were not available.

Our device products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors and batteries, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

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

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. Through the third quarter of fiscal year 2003, revenues from sales of devices and accessories constituted more than 90% of our quarterly consolidated revenues.

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

Our handheld computing device products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal handheld device competitors include Casio, Danger, Dell, Garmin, Hewlett-Packard, Nokia, Research in Motion Limited (“RIM”), Sharp, Sony Ericsson, Toshiba and PalmSource licensees such as Acer, HandEra, Handspring, Kyocera, Samsung and Sony, who compete either directly or indirectly with our handheld computing devices. The separation of our Solutions Group and PalmSource businesses into two independent companies may result in more competition for our Solutions Group’s handheld devices as PalmSource may license the Palm OS to device companies who compete directly or indirectly with our Solutions Group’s business. For example, PalmSource has recently signed Palm OS license agreements with HuneTech, Legend and Group Sense (International) Limited, located in the Asia Pacific region. If the revenues of our Solutions Group business suffer because of competition from third party licensees of our Palm OS platform, our revenues and results of operations could be negatively impacted.

Our Palm OS platform competes primarily with operating systems from Microsoft and Symbian. Additionally, there are proprietary operating systems; open source operating systems, such as Linux; and

other software technologies, such as Java and RIM’s licensed technology, which could be integrated into devices that compete with Palm Powered devices. Microsoft offers several operating systems focused on different markets including: Windows CE for sub-PC computers, Pocket PC for handheld devices, SmartPhone and Pocket PC Phone Edition for voice enabled handhelds or communication devices. Manufacturers shipping handheld devices and SmartPhones with Microsoft’s operating system include Casio, Dell, Hewlett Packard, NEC and Toshiba. Symbian offers an operating system that is used in products that are currently shipping from manufacturers such as Nokia and Sony-Ericsson, and Symbian has recently signed licenses with Mitsubishi, Samsung and Sendo, a British mobile phone manufacturer. In addition, RIM licenses its “reference platform” for other companies to design devices based on its software and hardware specifications. Licensees of our Palm OS platform are under no obligation to introduce new products based on our operating system and may elect to use an alternative operating system instead, in which case we may not be able to increase our revenues from licensing the Palm OS platform or expand the Palm economy. In addition, handheld devices depend upon good interoperability with software running on personal computers and network servers in order to acquire and back-up information. If Microsoft or other companies interfered with the interoperability of Palm OS devices, the marketability of the Palm OS could be adversely affected.

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

If we are unable to obtain key technology from third parties on a timely basis free from errors or defects, we may have to cancel or delay the release of certain features in our Palm OS platform and product shipments or incur increased costs.

We license third party software for use in the Palm OS platform as well as to provide software development tools to enable applications to be written for our Palm OS platform. In addition to third party licensed software, we may enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for our Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. If such third party technology is not delivered to us in a timely manner or contains errors or defects that are not discovered and fixed prior to release of our products, our product shipments could be delayed, our offering of features could be reduced and our ability to release and sell our products could be seriously harmed, which could adversely affect our business or results of operations. Furthermore, a third party or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available. If we are unable to offer technology to our licensees that they need to build successful Palm Powered products, our business may suffer.

For example, we recently modified the Graffiti handwriting recognition system in our Palm OS to include a subcomponent of the Jot technology licensed from the Communication Intelligence Corporation, or CIC. If the technology we license from CIC contains errors or defects or cannot be seamlessly integrated into the products of our licensees, our licensees’ ability to market their products may be harmed. Further, if after expiration or termination of the Jot license from CIC, we are unable to renegotiate the license on favorable terms, we would be required to license other third party solutions or develop aspects of the functionality ourselves. This may result in higher licensing costs to us and delay the shipment of products based on our Palm OS, which could adversely affect our business, results of operations and financial condition.

We have internally separated our business into two independent businesses by transferring our Palm OS platform and licensing business to our PalmSource subsidiary. If we fail to manage our separate businesses effectively, our on-going business prospects and overall financial performance may suffer.

In December 2001, we internally separated our business into two independent businesses and formed our PalmSource subsidiary to hold our Palm OS platform and licensing business with the intent to make PalmSource an independent public company in 2003. We may be unable to successfully complete the allocation of certain assets, liabilities and commitments between the two companies or operate the separate companies profitably. For example, we are currently evaluating how each independent business will brand itself. Failure to properly implement a successful branding effort by both businesses could harm our revenues. Failure to effectively manage two independent business operations or failure of the two businesses to sustain efficient operations or to successfully implement their business strategies could cause a decline in our revenues, compromise our on-going business prospects and impair our overall financial performance.

If we do not externally separate our PalmSource and Solutions Group businesses, our business, results of operations and stock price could suffer.

While we have organized our operations into the PalmSource and Solutions Group businesses, we have also stated our objective to externally separate the PalmSource subsidiary as an independent public company through a distribution of PalmSource stock to Palm stockholders. If we do not distribute PalmSource stock to Palm stockholders, our business may be adversely affected because we may lose current licensees and/or attract fewer new licensees to the Palm OS platform due to concern about lack of independence from the products of our Solutions Group. This could result in the Palm OS platform being less competitive. In addition, we may face challenges managing our two independent businesses in a single company without compromising business opportunities for one business because of potentially conflicting business priorities with the other business. We may also have difficulty attracting and retaining key employees without an external separation. In addition, if the distribution of PalmSource stock to Palm stockholders is delayed or not completed, our stock price could decline.

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

If we do not deliver the wireless functionality and solutions that the market desires or if we fail to provide our devices or services on additional wireless networks, including carrier networks in international markets, our results of operations could suffer.

We must continue to develop new services and solutions to compete in the evolving wireless space, which includes solutions for wide area networks (“WAN”) with carriers, local area networks (“LAN”) with 802.11 technology and personal area networks (“PAN”) with Bluetooth technology. While we currently have offerings in each of these areas, it is uncertain which of these technologies will be adopted in sufficient volumes to enable us to successfully operate this part of our business. We offer a subscription-based wireless access service that enables users of our Palm VII and i705 handheld devices to access Internet content, communicate via electronic mail, and, in the case of the i705 handheld, communicate using instant messaging. We rely on a sole carrier for our Palm VII and i705 handheld devices which are configured around the frequency standard used by this carrier. If this carrier failed to provide us with service at rates acceptable to us or at all, we may not be able to provide wireless access to our users which could cause our business and results of operations to suffer.

We recently introduced two new wireless products for the PAN and WAN, the Tungsten T and Tungsten W. The Tungsten T incorporates Bluetooth technology, allowing communication with other Bluetooth enabled devices in a PAN. The Tungsten T’s success depends in part upon the broader adoption of the Bluetooth standard. The Tungsten W, which operates on GSM/GPRS WAN networks, is subject to lengthy certification processes with wireless carriers and governmental or regulatory authorities. These certification requirements could delay the offering of the Tungsten W on additional carrier networks. If we are unsuccessful in developing relationships with additional carriers or if we are unsuccessful in developing new wireless devices, our revenues and results of operations could be adversely affected.

Competitors have introduced or developed, or are in the process of introducing or developing, competing wireless handheld solutions. We cannot assure that there will be demand for the wireless solutions provided by us or that individuals will widely adopt our handheld devices as a means of accessing wireless services. If acceptance of our wireless solutions is less than anticipated, our revenues and results of operations could be adversely affected.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient qualified personnel.

Our future success depends on our ability to attract and retain highly skilled personnel. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options.

Palm’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans. In the future, our use of stock options may be curtailed by future accounting rules concerning the expensing of these options. Our ability to hire, retain and motivate our personnel may suffer as a result.

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our anticipated revenue base. These reductions have resulted in reallocations of employee duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which could affect our ability to deliver our products in a timely fashion and negatively affect our business.

Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products if these claims are successful.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we, our customers, or Palm OS platform licensees, are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers or Palm OS platform licensees. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against development and sale or our products.

For information concerning pending matters, see Item 1. entitled “Legal Proceedings” in Part II of this quarterly report.

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

In the past, there have been thefts of computer equipment from our employees and us. This computer equipment has contained proprietary information and intellectual property. In addition, there have been leaks of proprietary information associated with our intellectual property. We have formulated a security plan to reduce the risk of future thefts and leaks of proprietary information. We may not be successful in preventing future thefts, in preventing those responsible for past thefts from using our technology to produce competing products or in preventing future leaks of proprietary information. The unauthorized use of our technology or of our proprietary information by competitors could have a material adverse effect on our ability to sell our products.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims and could be subject to significant damages or remedies.

In the course of our business, we occasionally receive claims of consumer protection, general commercial claims related to the conduct of our business and the performance of our products and services and other litigation claims. Any litigation regarding these consumer, commercial, and other claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

For information concerning pending matters, see Item 1. entitled “Legal Proceedings” in Part II of this quarterly report.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured and distributed are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales operations;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and

•	less effective protection of intellectual property.

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

Within the last two and a half years, we have acquired ThinAirApps, Inc., certain assets of Be Incorporated, peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc., and Actual Software Corporation. We will evaluate other acquisition opportunities that could provide us with additional product or service offerings or additional industry expertise as they arise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities. In addition, we have made strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

Our flexibility to operate our business may be constrained by the requirements of our credit facility.

In June 2001, we obtained a two-year asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. The terms of our credit facility require us to maintain a minimum cash balance as of the last day of each month and obtain the prior consent of our lenders before we engage in certain specified actions, such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of Palm. If we are unable to obtain our lenders’ consent, we will be unable to take certain actions and our business may suffer. Failure to meet certain covenants or the occurrence of certain events would result in an event of default, which confers additional rights on our lenders and could cause us to suffer adverse financial and business consequences. As of February 28, 2003, we had used our credit facility to support the issuance of letters of credit of $53.0 million. The collateral for the $50 million letter of credit relative to a litigation matter expires on April 30, 2003. If the letter of credit is still required subsequent to April 30, 2003, it will have to be collateralized with either cash or with some other form of credit. The remaining $3.0 million of letters of credit expire in June 2003, upon the termination of our credit facility. If we are unable to obtain replacement letters of credit on favorable terms, our results of operation and financial position could be negatively impacted.

The Company owns land that is not currently being utilized in its business. If we are ultimately unable to recover the carrying value of this land we would incur a non-cash charge to operations.

The Company owns approximately 39 acres of land in San Jose, California which it does not plan to develop. In the third quarter of fiscal year 2003, we reported an impairment charge to adjust the carrying cost of the land to its then current fair market value. While the Company currently has no immediate plans to sell this property, a future sale or other disposition of the land at less than its carrying value would result in a non-cash charge which would negatively impact our results of operations.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars, health epidemics and other events beyond our control. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

War, terrorist attacks or other threats beyond our control could negatively impact consumer confidence, which could harm our operating results.

The war in Iraq, threats of war elsewhere, terrorist attacks or other threats beyond our control could have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our revenues and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

We currently maintain an investment portfolio consisting mainly of debt securities with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limited exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio. If market interest rates were to increase immediately and uniformly by 10 percent from levels at February 28, 2003, the fair value of the portfolio would decline by an immaterial amount. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Equity Price Risk

We have investments in public and private companies valued at approximately $4.4 million as of February 28, 2003. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc. (Civil Action No. 00 CIV 1523). The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the U.S. District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. The issues on appeal before the CAFC have been fully briefed by the parties, and the oral argument is scheduled for May 6, 2003. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

On January 11, 2001, a purported shareholder derivative and class action lawsuit, entitled Shaev v. Benhamou, et al., No. CV795128 (Super. Ct. Santa Clara Cty.) was filed against Palm and its directors. The complaint alleged that Palm’s directors breached fiduciary duties by not having Palm’s public stockholders approve Palm’s 1999 director stock option plan. Plaintiff filed an amended complaint in November 2001 adding new defendants and new allegations, including that defendants breached fiduciary duties by approving Palm’s 2001 director stock option plan and by making misrepresentations in Palm’s September 2001 proxy statement concerning the 2001 director stock option plan and the 1999 employee stock option plan. In June 2002, plaintiff filed a second amended complaint. Plaintiff added a fifth claim based on allegations that the Company did not have proper board approvals for some of the actions taken in connection with the Company’s separation from 3Com, including the merger between Palm Computing, Inc. and Palm, the issuance of its stock, and the adoption of equity and stock option plans. The plaintiff also alleged that the Company does not have, and has never had, a valid board. Plaintiff sought various equitable remedies, including rescission of the Company’s director and employee stock option plans, an accounting and to enjoin the Company from any distribution of PalmSource stock. Plaintiff also sought an award of legal fees and costs. The Palm Board of Directors has reviewed and considered plaintiff’s allegations concerning actions taken in connection with the Company’s separation from 3Com. While the Palm Board believes that all actions were properly taken and approved, the Board determined that it was in the best interests of Palm to clarify the Company’s records with respect to certain issues identified in the complaint. Therefore, Palm’s Board of Directors has confirmed, ratified and approved certain Palm corporate actions taken in connection with the separation from 3Com. On March 31, 2003, the parties signed a settlement agreement that was subject to court approval. As part of the settlement, plaintiff agreed that the Palm Board had remedied any and all alleged defects in board actions and ratified actions taken by Palm since its incorporation. The settlement agreement includes releases of the defendants, including for all claims that were asserted or could have been asserted in the action. Palm has agreed as part of the settlement to pay $2.150 million in legal fees and costs to plaintiff’s counsel. On April 8, 2003, the court heard the parties’ motion for an order approving the settlement and an order of dismissal. The court approved the settlement agreement, finding in part that the Palm Board had remedied any and all alleged defects in board actions and ratified actions taken by Palm since its incorporation. The court dismissed plaintiff’s claims with prejudice.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections. The parties are now awaiting a decision from District Court Judge Kent Jordan.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. Palm believes that the claims are without merit and intends to defend against them vigorously. Palm is scheduled to respond to the complaint by April 18, 2003.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as

In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. Palm joined the motion to dismiss filed on behalf of all issuers, which the court denied with respect to Palm. Palm believes that it has meritorious defenses to the claims against it and intend to defend the action vigorously.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com Corporation in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and are considering resolution alternatives. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc (Case No. 02-208249-CP). Plaintiffs allege that certain of Palm, Inc.’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access e-mails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and e-mail accounts, and would perform common business functions including data base management, custom form creation, and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Palm responded to the Complaint and the case is in its early stages. No trial date has been set.

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

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. Palm’s response to the complaint is due on April 15, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the Registrant effective as of December 13, 1999, as amended.
2.2(2)	General Assignment and Assumption Agreement between 3Com and the Registrant, as amended.
2.3(2)	Master Technology Ownership and License Agreement between 3Com and the Registrant.
2.4(2)	Master Patent Ownership and License Agreement between 3Com and the Registrant.
2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the Registrant.
2.6(2)	Employee Matters Agreement between 3Com and the Registrant.
2.7(2)	Tax Sharing Agreement between 3Com and the Registrant.
2.8(2)	Master Transitional Services Agreement between 3Com and the Registrant.
2.9(2)	Real Estate Matters Agreement between 3Com and the Registrant.
2.10(2)	Master Confidential Disclosure Agreement between 3Com and the Registrant.
2.11(2)	Indemnification and Insurance Matters Agreement between 3 Com and the Registrant.
2.12(1)	Form of Non-U.S. Plan.
3.1(14)	Amended and Restated Certificate of Incorporation.
3.2(9)	Amended and Restated Bylaws.
3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2*	Specimen Stock Certificate.
4.3(5)	Preferred Stock Rights Agreement between the Registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).
4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.
10.1(15)	1999 Stock Plan, as amended.
10.2(1)	Form of 1999 Stock Plan Agreements.
10.3(15)	1999 Employee Stock Purchase Plan, as amended.
10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(3)	Amended and Restated 1999 Director Option Plan.
10.6(1)	Form of 1999 Director Option Plan Agreements.
10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the Registrant.
10.8(1)	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the Registrant.
10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.

10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the Registrant.
10.12(1)	Common Stock Purchase Agreement between Motorola and the Registrant.
10.13(1)	Common Stock Purchase Agreement Between Nokia and the Registrant.
10.14(1)	Form of Management Retention Agreement, signed by Judy Bruner.
10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the Registrant.
10.16(6)	Master Lease dated as of November 16, 2000 by and between the Registrant and Societe Generale Financial Corporation, as supplemented.
10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18(6)	Guaranty dated as of November 16, 2000 by and between the Registrant and Societe Generale, New York Branch.
10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.
10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the Registrant and Societe Generale Financial Corporation, as supplemented.
10.21(8)	Termination Agreement, dated as of May 31, 2001, between the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.22(9)**	Loan and Security Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.
10.23(9)**	Amendment Number One to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.
10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.
10.25(11)**	Agreement and General Release of All Claims between the Registrant and Carl J. Yankowski dated as of November 8, 2001.
10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.
10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.
10.28(11)**	Amendment Number Two to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of March 1, 2002.
10.31(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of March 1, 2002.
10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of March 1, 2002.
10.37(12)**

Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the Registrant.

10.38(13)**	Sublease Agreement by and between Cisco Systems Inc. and the Registrant.
10.39(13)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.
10.40(13)	Amendment No.1 to Lease Agreement and Work Letter Agreement.
10.41(14)	Amendment Number Three to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.42(14)	Amendment Number Four to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.43(14)	Management Retention Agreement between the Registrant and R. Todd Bradley, dated as of September 17, 2002.
10.44(14)	Form of Severance Agreement for Executive Officers, signed by Judy Bruner, Marianne Jackson and Theodore Theophilos.
10.45(14)	Management Retention Agreement between the Registrant and Marianne Jackson, dated as of February 12, 2002.
10.46(15)	2001 Stock Option Plan for Non-Employee Directors, as amended
10.47(15)	Management Retention Agreement between the Registrant and Theodore Theophilos, dated as of August 31, 2002.
10.48*	Management Retention Agreement between the Registrant and Judy Bruner, dated as of January 20, 2003.
99.1*	Certification of Chief Executive Officer and Chief Financial Officer.

* –	Filed herewith
** –	Confidential treatment granted on portions of this exhibit.

(1) –	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3) –	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(4) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5) –	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6) –	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.

(8) –	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(11) –	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12) –	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(13) –	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002, as amended.
(14) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 11, 2002.
(15) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Dated:	April 14, 2003	By:	/s/ JUDY BRUNER
Judy Bruner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Eric A. Benhamou, Chairman and Chief Executive Officer of Palm, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palm, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	By:	/s/ ERIC A. BENHAMOU
Eric A. Benhamou Chairman and Chief Executive Officer

Certifications

I, Judy Bruner, Senior Vice President and Chief Financial Officer of Palm, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Palm, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	By:	/s/ JUDY BRUNER
Judy Bruner Senior Vice President and Chief Financial Officer

Exhibit Number	Description
2.1(1)	Master Separation and Distribution Agreement between 3Com and the Registrant effective as of December 13, 1999, as amended.
2.2(2)	General Assignment and Assumption Agreement between 3Com and the Registrant, as amended.
2.3(2)	Master Technology Ownership and License Agreement between3Com and the Registrant.
2.4(2)	Master Patent Ownership and License Agreement between 3Com and the Registrant.
2.5(2)	Master Trademark Ownership and License Agreement between 3Com and the Registrant.
2.6(2)	Employee Matters Agreement between 3Com and the Registrant.
2.7(2)	Tax Sharing Agreement between 3Com and the Registrant.
2.8(2)	Master Transitional Services Agreement between 3Com and the Registrant.
2.9(2)	Real Estate Matters Agreement between 3Com and the Registrant.
2.10(2)	Master Confidential Disclosure Agreement between 3Com and the Registrant.
2.11(2)	Indemnification and Insurance Matters Agreement between 3Com and the Registrant.
2.12(1)	Form of Non-U.S. Plan.
3.1(14)	Amended and Restated Certificate of Incorporation.
3.2(9)	Amended and Restated Bylaws.
3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2*	Specimen Stock Certificate.
4.3(5)	Preferred Stock Rights Agreement between the Registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).
4.4(11)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.
10.1(15)	1999 Stock Plan, as amended.
10.2(1)	Form of 1999 Stock Plan Agreements.
10.3(15)	1999 Employee Stock Purchase Plan, as amended.
10.4(1)	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(3)	Amended and Restated 1999 Director Option Plan.
10.6(1)	Form of 1999 Director Option Plan Agreements.
10.7(1)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the Registrant.
10.8(1)	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers.
10.9(1)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the Registrant.
10.10(1)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.
10.11(1)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the Registrant.
10.12(1)	Common Stock Purchase Agreement between Motorola and the Registrant.
10.13(1)	Common Stock Purchase Agreement Between Nokia and the Registrant.

10.14(1)	Form of Management Retention Agreement, signed by Judy Bruner.
10.15(4)	Agreement for Purchase and Sale of Land between 3Com Corporation and the Registrant.
10.16(6)	Master Lease dated as of November 16, 2000 by and between the Registrant and Societe Generale Financial Corporation, as supplemented.
10.17(6)	Participation Agreement dated as of November 16, 2000 by and among the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18(6)	Guaranty dated as of November 16, 2000 by and between the Registrant and Societe Generale, New York Branch.
10.19(7)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the Registrant.
10.20(8)	Amended and Restated Lease, dated as of May 31, 2001, between the Registrant and Societe Generale Financial Corporation, as supplemented.
10.21(8)	Termination Agreement, dated as of May 31, 2001, between the Registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.22(9) **	Loan and Security Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.
10.23(9) **	Amendment Number One to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.
10.24(9)	Employment Offer Letter for David C. Nagel dated September 13, 2001.
10.25(11)**	Agreement and General Release of All Claims between the Registrant and Carl J. Yankowski dated as of November 8, 2001.
10.26(11)**	Convertible Note Purchase Agreement dated December 6, 2001.
10.27(11)**	Registration Rights Agreement dated as of December 6, 2001.
10.28(11)**	Amendment Number Two to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.29(11)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.30(10)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of March 1, 2002.
10.31(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.32(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of March 1, 2002.
10.33(11)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.34(10)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.
10.35(10)	General Continuing Guaranty by the Registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.36(10)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of March 1, 2002.

10.37(12)**

Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the Registrant.

10.38(13)**	Sublease Agreement by and between Cisco Systems Inc. and the Registrant.
10.39(13)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.
10.40(13)	Amendment No.1 to Lease Agreement and Work Letter Agreement.
10.41(14)	Amendment Number Three to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.42(14)	Amendment Number Four to Loan Agreement by and among the Registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 1, 2002.
10.43(14)	Management Retention Agreement between the Registrant and R. Todd Bradley, dated as of September 17, 2002.
10.44(14)	Form of Severance Agreement for Executive Officers, signed by Judy Bruner, Marianne Jackson and Theodore Theophilos.
10.45(14)	Management Retention Agreement between the Registrant and Marianne Jackson, dated as of February 12, 2002.
10.46(15)	2001 Stock Option Plan for Non-Employee Directors, as amended
10.47(15)	Management Retention Agreement between the Registrant and Theodore Theophilos, dated as of August 31, 2002.
10.48*	Management Retention Agreement between the Registrant and Judy Bruner, dated as of January 20, 2003.
99.1*	Certification of Chief Executive Officer and Chief Financial Officer.

* –	Filed herewith

** –	Confidential treatment granted on portions of this exhibit.

(1) –	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(2) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(3) –	Incorporated by reference from the Registration Statement on Form S-8 filed with the
Commission on October 2, 2000.
(4) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(5) –	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6) –	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(7) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(8) –	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(9) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(10) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.

(11) –	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(12) –	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(13) –	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002, as amended.
(14) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 11, 2002.
(15) –	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.