Form 10-K
period 2003-05-30
PALM INC
filed 2003-08-29
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended May 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 000-29597

Palm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 N. McCarthy Blvd.	95035
Milpitas, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 503-7000

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value Preferred Share Purchase Rights, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this  Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 29, 2002, as reported by the Nasdq National Market, was approximately $494,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2003, 29,301,568 shares of the Registrant’s Common Stock were outstanding.

The Registrant’s joint proxy statement/prospectus relating to the 2003 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2003

As used in this report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” or “the Company” and “Palm” refer to Palm, Inc., a Delaware corporation.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our intentions, beliefs and expectations regarding handheld devices, the market for handheld devices and the handheld device industry; the Palm platform, our ability to license it and licensing opportunities for the Palm platform; the timetable, plans, tax effects and benefits of the separation of our businesses into two independent entities, the Solutions Group and PalmSource, and the acquisition of Handspring; wireless services, applications and technologies and our network services; our strategies and objectives; growth opportunities for us and our developer community; product development, design, innovation and introduction relating to new and existing products, technologies and solutions; expandability options; support and software applications developed by third party developers; the enterprise market and related opportunities; international business, international sales and international markets; customer service and technical support; the availability of manufacturing, distribution and component supply; demand forecast information, inventory and backlog; seasonal fluctuations in demand for and sale of our products and our licensees’ products; competition and our competitive advantages; industry standards and compatibility of our products; our rights in the Palm trademark portfolio; our intent to change our name to palmOne; the licensing of complementary technologies from other parties; our relationship with our employees and our workforce reductions; our properties, facilities, operating leases and our ability to secure additional space; legal proceedings; our intellectual property rights; cash dividends; expense allocations and costs relating to the PalmSource distribution and Handspring acquisition; our expenses; research and development; cost reductions and savings and our restructuring program; charges for the discontinuance of projects; interest and other income; the conversion features of outstanding notes; our revenues and ability to collect our receivables; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; sales of securities under our universal shelf registration statement; our beliefs and expectations about our future success and results; our ability to forecast demand; our foreign exchange exposure; our interest rate sensitivity; our operating results; our expectations regarding our revenues and customers; our distributors, retailers and resellers; joint development arrangements; strategic acquisitions; strategic investments; strategic relationships; our beliefs about provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan; proposed executive officers; investment activities, interest rates and derivative financial instruments; and our beliefs regarding the effects of recent accounting pronouncements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this Form 10-K.

The stockholder communication document accompanying this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: industry and market growth and demand expectations; the adoption of handhelds and smartphones; technology improvements; new applications and product features; the proliferation of Wi-Fi and other wireless technologies and connectivity; our methods of distribution; competing business strategies; operational problems; existing and future opportunities and the future for handheld devices; the markets for our products and services and our position and market share in these markets; our process improvement and business performance; our inventory, cost of sales and other expenses; the timetable, plans and benefits of the separation of our businesses into two independent entities, the Solutions Group and PalmSource, and the acquisition of Handspring; our beliefs regarding the operating system software licensing business; the Palm Economy and the growth of the Palm Economy; our management and its execution capabilities; our developer community; our plans for, and deployment of, Palm OS 5 and the ARM platform; returns to our shareholders; opportunities in the entry level consumer market and in new geographies; international business, international sales and international markets; and our corporate governance practices. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this Form 10-K.

Palm, Inc. undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Graffiti, HotSync, PalmPak, Palm OS and PalmSource are registered trademarks and Palm, AnyDay, palmOne, Palm Powered, Palm Reader, Tungsten, VersaMail and Zire are trademarks of Palm, Inc. or its subsidiaries. Bluetooth is a trademark of Bluetooth SIG, Inc., U.S.A.

PART I

Item 1.    Business

Overview

Palm, Inc. is the leading global provider of handheld computing devices and operating systems for handheld devices. For purposes of this report, we refer to the devices designed and sold by Palm as Palm Branded devices, and we refer to devices running on the Palm operating system (“the Palm OS”) as Palm Powered devices. Palm Powered devices include Palm Branded devices as well as devices designed and sold by third parties licensing the Palm OS. Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

Palm was founded in 1992 as Palm Computing, Inc. In 1995, it was acquired by U.S. Robotics Corporation and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics, and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was reincorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of Palm common stock were sold in an initial public offering and concurrent private placements, and in July 2000, 3Com distributed the remaining shares of Palm common stock it owned, approximately 94% of Palm’s common stock then outstanding, to 3Com’s stockholders. In December 2001, Palm formed PalmSource, Inc. (“PalmSource”), a stand-alone subsidiary for its operating system business, and subsequently announced its intent to establish PalmSource as an independent, publicly traded company.

Palm has been organized into two operating segments—PalmSource and the Solutions Group. In the first quarter of fiscal year 2002, Palm announced its strategy to separate its Palm OS business (PalmSource) and its device business (the Solutions Group) into two independent companies. We believe the separation of our two businesses brings greater clarity of mission and focus to each unit and better serves PalmSource’s existing and future licensees. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders. On June 4, 2003, Palm entered into an agreement for a transaction in which Palm will distribute, on a pro rata basis to its existing stockholders, all of the shares of PalmSource common stock we own; and immediately following the PalmSource distribution, Palm will acquire Handspring, Inc. (“Handspring”), and Handspring stockholders will receive Palm common stock in exchange for their Handspring common stock. In the PalmSource distribution, the 10.0 million shares (as recapitalized via PalmSource’s one-for-five reverse stock split to take effect prior to the distribution date) of PalmSource common stock held by Palm will be distributed to existing Palm stockholders on a pro rata basis. The final exchange ratio for the PalmSource distribution will be determined based on the number of shares of Palm common stock outstanding at the distribution date. In the Handspring merger, the stockholders of Handspring will receive 0.09 of a share of Palm common stock for each share of Handspring common stock held (an aggregate of approximately 13.4 million shares of Palm common stock, based on the number of shares of Handspring common stock outstanding at June 28, 2003, Handspring’s fiscal year end). The closing of the transaction effecting the PalmSource distribution and the Handspring merger is subject to stockholder approval and other customary conditions.

Palm’s total revenue has grown from approximately $1 million in fiscal year 1995 to $871.9 million in fiscal year 2003. Substantially all of Palm’s revenues to date have been generated from sales of its handheld devices and related add-ons and accessories. As of May 31, 2003, Palm had shipped over 22.3 million Palm Branded devices and approximately 29.1 million Palm Powered devices have been sold worldwide.

Consistent with our intent to distribute all of the PalmSource stock we own, our summary is organized into two parts: Solutions Group and PalmSource.

SOLUTIONS GROUP

Solutions Group Business Summary

The Solutions Group operating segment of Palm develops, markets and sells handheld computing devices, add-ons and accessories as well as related services and software. We target consumer, enterprise, education and government users. The Solutions Group currently offers the Tungsten and Zire families of handheld devices as well as the m130 and m515 handhelds, each of which runs on the Palm OS. Since Palm introduced its first handheld computer in 1996, it has been the leading handheld device provider in the world, having shipped over 22.3 million handheld devices worldwide as of May 31, 2003.

Solutions Group Strategy

The Solutions Group has three key objectives: grow the market, maintain its market leadership position and achieve operational excellence.

Grow the Market

A key part of our success is continuing to develop innovative products that address customer needs and desired functionality. We do this by delivering solutions tailored to specific customer segments, including entry-level, media savvy, professional and enterprise users. At the entry-level, we deliver our Zire handheld, our most affordable handheld to date, which sells at a retail price of under $100. The Zire’s mix of price, functionality and performance has expanded our available market to new users, as demonstrated by our user registration data. We believe that by making an entry-level product such as the Zire available, we are driving the early adoption of handheld devices by consumers who would not otherwise own a handheld and increasing the potential for future upgrade purchases as customers become accustomed to handheld technology and demand additional functionality in the future.

We believe wireless communications is another area that presents future growth opportunities for us. We expect that growth in the market for wireless communication devices will come primarily from devices that combine voice and data transmission capabilities, including smartphones and data centric communicators, also known as converged devices. These will include integrated wireless devices as well as two-piece wireless solutions, such as a Bluetooth enabled handheld device that can wirelessly access data through a Bluetooth enabled phone. The Solutions Group, through our Tungsten line of handheld computers, offers a wide range of solutions covering the various wireless communications technologies, such as Bluetooth for personal area networks (“PAN”), WiFi for local area networks (“LAN”) and GSM/GPRS for wide area networks (“WAN”).

We are also pursuing opportunities to grow the market through international expansion, such as in China and Brazil. International Data Corporation (“IDC”) reports that China is expected to generate a 21% compound annual growth rate in handheld unit shipments from 2002 through 2007. In April 2003, we opened a sales and marketing support office in China and launched several products in that market. In June 2003, we entered into a relationship with a third party to manufacture and sell certain Palm Branded products in Brazil.

Maintain Our Market Leadership Position

The Solutions Group continues to maintain its market leadership position both in the United States and worldwide. The Solutions Group’s devices held a 57% unit market share in United States Retail for the month of May 2003, according to the National Purchase Diary (“NPD”) Group, and a 40% unit market share worldwide for the second calendar quarter of 2003, according to IDC. Our strategy is to maintain our leadership position by delivering innovative, differentiated products which enhance the user experience and incorporate new applications. We will continue to foster strategic relationships with companies such as IBM, with which we are engaged in a strategic relationship to develop and promote mobile solutions jointly leveraging Palm devices and IBM’s enterprise software, along with both companies’ sales, marketing and service resources.

Achieve Operational Excellence

The Solution Group’s business necessitates the development of products that ship in high volumes during rapid product cycles and therefore operational excellence plays a critical role in achieving profitability and building a sustainable competitive advantage. We have broadly focused the Solutions Group on the objective of operational excellence. This encompasses initiatives such as improving productivity, reducing product costs and operating expenses, reducing cycle times within manufacturing and product development and improving forecast accuracy. Our strategy of operational excellence is aimed at helping us return to consistent annual profitability and minimizing the working capital required to operate the business.

Solutions Group Products and Services

Our products are differentiated in terms of price, functionality and software applications that are delivered with the device. Standard software in all of our products includes an address book, date book, clock, to do list, memo pad, note pad and calculator. Other features that can be found in certain of our products include:

•	wireless communication capabilities, such as Bluetooth, WiFi and GSM/GPRS, to enable messaging, email and web browsing;

•	multimedia features, allowing users to view photos, watch video clips and listen to MP3 music;

•	an infrared port for beaming information to other users;

•	SD/MMC slot for stamp-sized expansion cards for storage, content and input/output devices such as Margi Systems Presenter To Go card;

•	data synchronization technology (Hotsync) enabling the device to synchronize with desktop applications such as Microsoft Outlook; and

•	productivity software, such as DataViz®’s Documents to Go® that allows users to create, view and edit Microsoft Word and Excel files and view and share PowerPoint presentations.

In Fall 2002, the Solutions Group introduced two new product sub-brands—Zire and Tungsten. The Zire family is designed for the entry-level and media savvy customers and the Tungsten line is designed for business professionals and the enterprise customer. With the introduction of these new product families, we have solutions that span the handheld market and include a wide range of wireless technologies, including Bluetooth, WiFi and GSM/GPRS. We have leading edge products that include the latest Palm OS (Palm OS 5) running on Texas Instruments Open Mobile Application Platform (OMAP) and Intel XScale ARM processors, which provide improved power and speed as compared to non-ARM processors used with older versions of the Palm OS.

The m130 is an entry-level product that features removable faceplates in many different colors, a 16-bit color display, a SD/MMC slot for expansion and Palm OS 4.

The m515 is aimed at the business professional and features Palm’s slimmest form factor, a color display, a SD/MMC slot for expansion and Palm OS 4. It also includes business software applications such as DataViz’s Documents-to-Go that allows users to create, view and edit Microsoft Word and Excel files and view PowerPoint presentations.

The Zire handheld was introduced in October 2002 and is our first product that had a retail price of under $100 at launch. The Zire is designed for first-time and entry-level users looking for a paper replacement. We designed the Zire to be profitable at the sub-$100 price point, and it has been the fastest growing handheld in our history. The Zire has won numerous awards including PC Magazine’s Best Product of 2002 and was the best selling product in United States Retail in the fourth calendar quarter of 2002, according to NPD Powerview. The Zire runs on Palm OS 4.

The Zire 71 handheld was introduced in April 2003. It includes a new slider design that conceals an integrated camera, the ability to listen to stereo quality MP3 music and watch video clips using the Kinoma player, a joystick for navigation, a SD/MMC slot and a new 320x320 transflective Thin Film Transistor (“TFT”) color display which is the sharpest screen we have ever offered. The Zire 71 is based on Palm OS 5.

The Tungsten T handheld was introduced in October 2002 and includes a new compact form factor with a slider design that conceals the Graffiti writing area, five-way navigation, a SD/MMC slot, a 320x320 reflective TFT color display and a voice recorder. The Tungsten T was our first product based on Palm OS 5. In addition, the Tungsten T has integrated wireless capability using Bluetooth technology, which is a short-range radio technology facilitating data transfer between compatible Bluetooth devices such as mobile phones, laptops, printers, access points and other handhelds. Using a compatible Bluetooth enabled mobile phone as a modem, a user can access the Internet or email wirelessly.

The Tungsten C handheld was introduced in April 2003 and includes integrated WiFi capability, an integrated keyboard, five-way navigation, a SD/MMC slot, a new 320x320 transflective TFT color display and a Solutions Group software enhancement that allows 64MB of memory and is based on Palm OS 5. It also includes virtual private network (“VPN”) software to access behind-the-firewall data and email using Palm’s VersaMail 2.5 email client. This product was designed for the mobile professional in a wireless networked campus, in a home network or using public hotspots, which allow users broadband wireless Internet access.

The Tungsten W handheld was introduced in February 2003 and includes an integrated keyboard, five-way navigation, a SD/MMC slot, a 320x320 reflective TFT color display, integrated tri-band GSM/GPRS radio and is based on Palm OS 4. Tungsten W is a wireless, data-oriented device with messaging, SMS capability and the ability to make voice calls with up to 10 hours of talk time. Wireless service for the Tungsten W is currently offered on several networks around the world, including AT&T Wireless in the United States, Rogers AT&T Wireless in Canada, Vodaphone in Australia and SingTel in Asia. In addition, we are working with Orange France to provide wireless service in France.

We also sell add-ons and accessories, including portable keyboards, SD/MMC expansion cards for storage and content, modems and carrying cases. In addition, we provide the ability to purchase and download software applications via a link from our Palm.com website.

Solutions Group Customers

The Solutions Group sells its products to distributors, retailers, resellers and directly to end-users directly through its web site at www.palm.com. In fiscal years 2003, 2002 and 2001, Solutions Group’s customers Ingram Micro represented 18%, 20% and 19% and Tech Data represented 9%, 12% and 9% of consolidated revenues, respectively. Ingram Micro and Tech Data are distributors of the Solutions Group’s products.

Solutions Group Competition

Competition in the mobile device market is intense and characterized by rapid change and complex technology. Our devices compete with a variety of mobile devices, including pen- and keyboard-based devices, mobile phones, converged voice/data devices and sub-notebooks and personal computers. Our principal competitors include:

•	personal computer companies, such as Acer, and consumer electronics companies, such as Sony, which also develop and sell handheld computing products running on the Palm OS;

•	personal computer companies, such as Dell, Hewlett-Packard and Toshiba, and consumer electronics companies, such as Casio and Sharp, which also develop and sell handheld computing products relying on other operating systems, such as Microsoft’s Pocket PC operating system, Linux or proprietary operating systems;

•	Research In Motion Limited (“RIM”), a leading provider of wireless email, instant messaging and Internet connectivity;

•	mobile handset manufacturers, such as Audiovox, Ericsson, Handspring, HTC Corporation, Kyocera, LG Motorola, Nextel, Nokia, Samsung, Sanyo and Sony-Ericsson, which also develop and sell wireless handheld and smartphone products; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Good Technology.

We believe the principal competitive factors affecting the market for our handheld devices are functionality, features, operating system performance, styling, brand, price, availability of third party software applications, customer and developer support and access to channels of distribution. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors, which is reflected by our greater number of users, our leading market share and strong brand recognition.

The separation of the Solutions Group and PalmSource businesses into two independent companies may result in more competition for the Solutions Group’s handheld devices as PalmSource may license the Palm OS to companies who compete directly or indirectly with our Solutions Group’s business. For example, PalmSource has a license agreement with Sony and has recently signed Palm OS license agreements with HuneTech, Lenovo (formerly known as Legend) and Group Sense (International) Limited, located in the Asia Pacific region.

Solutions Group Sales and Marketing

We sell to our end-users primarily through distributors, retailers and resellers. We primarily sell products to enterprise customers through corporate and value added resellers. We also sell directly to end-user customers through our Palm.com website.

In the United States, retailers represent our largest sales channel and encompass national and regional office supply stores, computer superstores, consumer electronics retailers and mass merchants. Distributors represent our second largest United States channel and generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. In Europe and Asia, we sell our products primarily through distributors. We have over 100 international distributors, located throughout Europe, Latin America, Canada, Asia, the Middle East and South Africa. These distributors sell primarily to retailers and resellers.

We use our Palm.com store as a vehicle to sell our products and third-party products, focusing particularly on the installed base of Palm Branded devices. This is accomplished through e-marketing campaigns and product bundles. We also offer a wide array of software titles on the Software Connection website which is accessed from the Palm.com store.

We build awareness of our products and brands through mass-media advertising, targeted advertising, public relations efforts, in-store promotions and merchandising, retail advertising and our branded Internet properties. We also receive feedback from our end-users and our channel customers through market research. We use this feedback to refine our product development efforts and for marketing our products.

Solutions Group Customer Service and Support

We believe that customer service and technical support are essential to the sales process within our industry. Our customer service organization works closely with our entire customer base, including distributors, retailers, resellers, enterprises, and individual customers, to develop service programs that meet specific customer needs.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They can obtain support through other means such as the Palm website, email,

web chat and telephone support. Our customer support is provided by outsourced service providers as well as internal personnel.

Solutions Group Research and Development

Our product development efforts are focused on both improving the functionality of our existing products and developing new products. We believe the innovation and design of our products has played an important role in our success. We intend to continue to identify and respond to the needs of our existing and potential customers by introducing new products with an emphasis on innovation in the functionality, mobility, style and ease of use of our products. We utilize third parties to design, develop and manufacture certain products, (outsource design and manufacturer, or ODM, partners), after we have completed product definition.

To identify and develop technologies for future generations of Palm Branded devices, we use parallel development teams to avoid schedule dependencies from one product to the next. These parallel development teams share results to avoid duplication of effort. As a result, we have a rapid product development cycle that targets releasing new versions of products approximately every six months and introducing new generation products approximately every 12 to 18 months, depending on the complexity of the next generation product release.

Solutions Group Manufacturing and Supply Chain

We currently outsource all of our manufacturing and much of the hardware design of our devices to third party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. We believe that there is currently an adequate supply of components to manufacture our products. The majority of our products are assembled in China and Mexico. Distribution centers are operated on an outsourced basis in Tennessee, Ireland and Hong Kong.

Solutions Group Backlog

We order finished products from third party manufacturers based upon our forecast of worldwide customer demand and in advance of receiving orders from our customers. Our customers generally place orders on an as needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Generally, orders may be cancelled or rescheduled by the customer without penalty.

Solutions Group Seasonality

Our Solutions Group business is generally affected by the seasonal fluctuations of traditional retail sales. Our Solutions Group revenues are generally sequentially higher in the second quarter of our fiscal year, as distributors and retailers purchase product in anticipation of the December holiday selling season. The timing of our new product launches also contributes to seasonal fluctuations in our revenue. We typically introduce new products in the Fall and in the Spring, which contributes to higher revenue in the second fiscal quarter and the fourth fiscal quarter, respectively.

Solutions Group Intellectual Property

We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.

The United States Patent and Trademark Office has issued approximately 80 patents to us. We have over 250 applications pending in the United States Patent and Trademark Office, and numerous foreign counterpart applications on file. We own a number of trademarks, including the ZIRE and TUNGSTEN marks, and we have applications for registration of these marks pending in the United States and in just over 60 other jurisdictions. We are working to increase and protect our rights in our patent and trademark portfolios, which is important to our value, reputation and branding. While our patents are important to our business, our business is not materially dependent on any one patent.

We believe that the public perception of our brand and trademarks is instrumental to our success. In 2003 and in connection with the separation of PalmSource, Palm established a holding company, Palm Trademark Holding Company, LLC, to administer the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm”. Palm and PalmSource own Palm Trademark Holding Company, LLC for the purpose of receiving, holding, maintaining, registering, enforcing and defending intellectual property. Subject to certain restrictions, the Solutions Group has an exclusive license from Palm Trademark Holding Company, LLC to use the palmOne mark and domain name. In August 2003, Palm announced its intent to change its name to palmOne following the PalmSource distribution. If our new branding efforts are unsuccessful, our reputation and business could be harmed.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products.

While we rely on these methods to protect our intellectual property, we also believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

Solutions Group Employees

As of June 30, 2003, the Solutions Group had a total of 674 employees, of which 82 were in supply chain, 204 were in engineering, 258 were in sales and marketing and 130 were in general and administrative activities. None of the Solutions Group’s employees is subject to a collective bargaining agreement. The Solutions Group considers its relationship with its employees to be good.

PALMSOURCE

PalmSource Business Summary

The PalmSource operating segment of Palm is a leading developer and licensor of platform software that enables mobile information devices. Our software platform consists of operating system software and software development tools. We have also extended our platform with applications such as personal information management software, web browsers and email. We license these products to leading mobile information device manufacturers, including Garmin, Handspring, Kyocera, Lenovo (formerly known as Legend), Palm Solutions Group, Samsung and Sony. Historically, the majority of our licensees developed personal digital assistants (“PDAs”). Palm Powered devices have held the number one PDA market share position as measured in units sold in each of the past six annual reports prepared by IDC.

A wide range of mobile information devices incorporate our solutions, including PDAs, mobile phones, location-aware devices, entertainment devices and industry-specific devices used in industries such as education, hospitality and healthcare. We are the leader in the PDA market and are now actively extending our product line into other segments as well. Our primary product offering, Palm OS, provides a flexible platform that enables the creation of powerful, innovative and easy-to-use mobile information devices. The Palm OS platform has attracted a large and loyal following, with approximately 29.1 million Palm Powered devices sold as of May 31, 2003. There are more than 275,000 third-party developers who have registered to use Palm OS developer tools to create software applications for our platform. According to PalmGear.com, an on-line provider of handheld applications, there are currently more than 19,000 applications available for Palm Powered devices. To extend our software platform, we provide professional services and support for our licensees and developers.

PalmSource Strategy

PalmSource’s primary objective is to extend our leadership position as a developer and licensor of a software platform that enables mobile information devices. There are six key elements to achieve this objective: extend our success in PDA’s to smartphones and other next generation mobile information devices; increase market penetration of Palm Powered devices in the enterprise; expand internationally; pursue additional opportunities in vertical industries; continue to extend our technological advantages and continue to grow and support the developer community.

Extend Our Success in PDAs to Smartphones and Other Mobile Information Devices

Palm Powered devices have held the number one PDA market share position as measured in units sold in each of the past six annual reports prepared by IDC. We intend to continue to build on our leadership position and experience in PDAs to become the leading licensor of a software platform for smartphones and other next generation mobile information devices. By working in a number of emerging product categories, we intend to increase our overall market opportunity and reduce our dependence on any given industry.

Increase Market Penetration of Palm Powered Devices in the Enterprise

We intend to facilitate greater adoption of Palm Powered devices by enterprise customers. To increase our overall presence in the enterprise, we will continue to target market-leading device manufacturers as new licensees and develop software features attractive to both end-users and the decision makers responsible for the deployment of mobile information devices throughout the enterprise. For example, the next generation of Palm OS will feature more enhanced security, integration and performance features that further enable enterprise solutions. In addition, we will continue to work with leading enterprise solutions, applications and service providers, such as IBM and Novell, to provide business-critical solutions that enable handheld computing in the enterprise.

Expand Internationally

Our licensees sell Palm Powered products in approximately 60 countries. We intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies. Accordingly, we have developed a version of Palm OS that supports simplified Chinese character sets, and we expect licensees to ship in the next few months. We intend to aggressively pursue licensees that are well positioned to capitalize on these emerging opportunities and encourage our developer community to focus on providing solutions for these regions.

Pursue Additional Opportunities in Vertical Industries

We believe that Palm OS is particularly well suited to meet the demands of licensees, technology providers and application developers in a number of vertical industries. For example, Symbol Technologies recently introduced a Palm Powered industrial device used by rental car companies to remotely process rental car returns, AlphaSmart recently introduced a Palm Powered word processor and productivity device targeted at the K-12 education market Garmin recently introduced a Palm Powered location-aware device and Tapwave is developing next generation game devices based on Palm OS. We will continue to identify new industries that will benefit from deploying specialized mobile information devices with an operating system that is both intuitive to use and powerful enough to satisfy end-user requirements without compromising the battery life or size of the device.

Continue to Extend Our Technological Advantages

We believe that the performance and flexibility of our software architecture represent significant competitive advantages. We plan to continue to invest in our research and development strategy to further these competitive advantages. Additionally, under our licensing arrangements, we have the right to incorporate broadly applicable technology advancements that our licensees develop into future versions of our operating system. We also intend to continue to build upon the technology advances of our licensees to extend our technological advantage relative to our competitors.

Continue to Grow and Support Our Developer Community

We believe that the Palm Powered ingredient brand has become a symbol for quality, ease of use and elegant simplicity in the mobile information device industry. This brand identity has enabled us to create a large and loyal user base worldwide that represents an attractive opportunity for our global developer community. We intend to continue to invest in the tools, marketing and programs offered to our developers so that we may continue to offer the widest selection of applications to our licensees and the end-users of Palm Powered products. As we continue to evolve our platform, we intend to maintain the compatibility, tools and support necessary for a large number of applications to continue to be available to our users.

PalmSource Products and Services

Palm OS

We license to our customers a product development kit that enables our customers to build a version of Palm OS specifically for their products. The product development kit includes the operating system and supporting technology components, such as applications and tools, and reference materials, which are the foundation for Palm Powered devices manufactured by our licensees. Palm OS has been optimized for mobile information devices, for which instant access to information, low power consumption and wireless capabilities are critical. Palm OS consists of several components:

•	a kernel, which is a core of software that resides in memory and performs basic and essential operations system tasks;

•	software that performs critical functions such as data management, communications, power management, pen input, graphics and other capabilities;

•	the Palm OS user interface, which enables users to interact with the Palm Powered device in a consistent, simple and efficient manner using common input methods such as buttons, a stylus, a keyboard or voice;

•	familiar personal information management applications, including datebook, address book, to-do list, memo pad, calculator and expense management functions;

•	a collection of application programming interfaces that allow licensees, application developers and other technology providers to develop solutions for Palm Powered devices;

•	HotSync data synchronization technology, which enables a mobile information device to synchronize information with personal computers or enterprise databases;

•	Palm desktop software for Windows and Macintosh, which enables users to manage their mobile data on their desktop computers and synchronizes this data with Palm Powered devices using HotSync; and

•	localized versions of Palm OS for English, French, Italian, Spanish, German, Japanese and Chinese languages.

The current version of our operating system, Palm OS 5, is the first version of Palm OS running on integrated circuits using ARM Holdings PLC’s design for microprocessor architecture, which enables faster processing speeds and more advanced functionality than prior hardware components. We have designed Palm OS 5 to enable applications that were written for prior versions of our operating system to run on Palm OS 5. The first products using Palm OS 5 shipped in October 2002.

Applications and Other Products

We offer a number of applications and other products that our licensees can incorporate into Palm Powered products. These include:

•	Mobile Mail, a mobile email application that incorporates support for Simple Mail Transfer Protocol (“SMTP”), a protocol for sending email between servers, and Internet Message Access Protocol 4 (“IMAP4”), an emerging Internet email standard, email protocols and is interoperable with Microsoft Exchange and other messaging servers;

•	Palm OS Web Browser, a proxy-less web browser application that supports many standard industry protocols for web browsing, including HTML 4.0, Cascading Style Sheets (“CSS”), a web design tool, Dynamic Hypertext Markup Language (“DHTML”), software authoring language used on the web, Secure Socket Layer (“SSL”), a technology for authentication and data encryption between a web server and web browser, and JavaScript Palm Reader, a software application that enables published content to be read on Palm Powered devices, PocketPC devices and Windows and Macintosh desktop computers; and

•	Palm eBook Studio, a software application that works with the Palm Reader to enable the publishing industry, content providers and consumers to download and re-format content for use on handheld devices.

We released Bluetooth support for Palm OS in Spring 2002. Bluetooth is an industry standard local area networking technology used to enable devices within a short range of each other to communicate and interoperate with one another. A common application for this technology with our licensees is to facilitate wireless communication between a handheld and a separate mobile phone.

PalmSource Competition

Competition in the market for platform software for mobile information devices is intense and characterized by rapid change and complex technology. We compete primarily with Microsoft and Symbian. Microsoft offers several operating systems focused on different markets including: Windows CE for sub-PC computers, Windows Mobile™ 2003 software for Pocket PC handheld devices, Smartphone 2002 and Pocket PC 2002 Phone Edition for voice enabled handhelds or communication devices. Symbian offers an operating system that is predominantly being marketed today by Nokia and Sony-Ericsson for smartphones. Symbian has also recently signed Samsung and Matsushita as licensees. In addition, Research in Motion licenses its “reference platform” for other companies to design devices based on its software and hardware specifications. Our Palm OS platform also competes with the proprietary operating systems of other companies, including the proprietary systems of our potential licensees, as well as alternative operating systems such as Linux and Java for handheld devices.

We believe that the principal competitive factors affecting the market for platform software that runs on mobile information devices are the architecture of the operating system, technological features and capabilities of the operating system, number and quality of third-party applications available for use on the operating system, overall number of end-users, and relative ease of developing compatible applications. We believe that we compete favorably due to our large and loyal base of customers using Palm Powered products, the architecture of Palm OS that may be adapted across multiple device platforms in a way that some of our competitors’ products cannot, large number of third-party developers and software applications available for Palm OS and our brand recognition.

PalmSource Customers

The following table sets forth our licensees who are actively shipping or developing Palm Powered products as of June 30, 2003, the type of device they have developed or are developing incorporating Palm OS and the target markets for their Palm Powered devices:

Licensee	Device Category	Target Market
Aceeca	Industrial measurement device	Vertical industry
AlphaSmart	Word processor and productivity devices with full keyboard and landscape screen	Educational market, primarily kindergarten through grade 12
Fossil	Branded and private label wristwatches	Consumer retail
Garmin	Handheld GPS devices	GPS and location-aware services for consumer products
Group Sense Limited	PDAs and smartphones	Asia Pacific region
Handspring	PDAs and smartphones	Consumer and enterprise
HuneTech Co., Ltd.	Two-way messaging devices	Consumer and enterprise
Kyocera	Smartphones	Consumer and enterprise
Lenovo (formerly known as Legend)	PDAs and smartphones	Asia Pacific region
Palm Solutions Group	PDAs and communicators	Consumer and enterprise
Samsung	Smartphones	Consumer
Sony	PDAs	Entertainment management with enhanced multimedia
Symbol	Vertical industry devices	Vertical industries, including hospitality, healthcare, transportation and retail
Tapwave	Game device	Entertainment market

For the year ended May 31, 2003, there were no PalmSource customers which represented 10% or more of Palm’s consolidated revenues. Palm Solutions Group represented 53.5%, 62.0% and 69.6% of PalmSource revenues in fiscal years 2003, 2002 and 2001, respectively. Sony represented 15.3%, 7.5% and 1.4% of PalmSource revenues in fiscal years 2003, 2002 and 2001, respectively. Handspring represented 8.7%, 14.3% and 19.6% of PalmSource revenues in fiscal years 2003, 2002 and 2001, respectively.

PalmSource Sales and Marketing

We license and market our products and services in North America, Europe and the Asia Pacific region, primarily through our direct sales force and marketing team. Our sales activities are focused on developing relationships with potential licensees through our direct sales force, which is located in the United States, France, Hong Kong, Japan and the United Kingdom.

Our direct sales force targets customers who we believe will expand the market for Palm Powered devices. Our sales cycle typically ranges from three to 12 months depending on the size of the licensee and the complexity of the solution. In targeting potential licensees, we consider a partner’s brand identity, distribution channels and technical capabilities. We typically focus on large, well-established device manufacturers like Palm Solutions Group and Sony, and have recently begun to explore new markets with licensees such as AlphaSmart, Fossil, Garmin, HuneTech and Tapwave.

Our marketing team promotes our company, our licensees’ products and our developer’s applications through global marketing and co-marketing programs. These marketing efforts are designed to create demand for Palm Powered devices and applications, to educate the market and create awareness for the Palm OS value proposition in key market segments and to re-position and strengthen the Palm Powered ingredient brand worldwide. Our licensees are generally required to include the Palm Powered ingredient brand in their mass media and targeted advertising. In addition, we conduct public relations efforts and market our products at industry tradeshows and on our website. We also receive extensive feedback from the end-users of Palm Powered products and the third-party developer community through market research.

PalmSource Customer Service and Support

We provide a variety of support and professional services to our licensees and third-party developers designed to accelerate the development and proliferation of Palm Powered devices and customized third-party applications. We provide both direct development support and professional services to our licensees and professional services to third-party developers.

Our licensee support programs provide three distinct types of maintenance and support: an annual or subscription-based program that is tied to a specific master Palm OS license agreement, a silicon provider or Palm OS Ready partner support program and a custom support program. Maintenance updates are included with the first two programs, but are billed separately when associated with a custom support program. As part of the maintenance agreement, licensees generally also receive updated versions of the Palm OS software that are available as part of the Palm OS product development kit. Our licensee support also consists of issue resolution and post-development support to address issues escalated by our licensees after a product has been shipped by our licensee.

Licensees may also purchase professional services from us for assistance in the design and development of their products, custom development of applications or system software and education and training of the licensee on our platform and tools.

Third-party developers may purchase project-level support from our professional services organization, or alternatively, may purchase per-incident support from our developer services organization. We also provide online support, training and development tools for our developer community through our developer support programs.

PalmSource Research and Development

Our research and product development efforts are focused on enhancing the available features and functions of the Palm OS product development kit, including improving its capability and efficiency. These enhancements are intended to reduce time-to-market for our licensees. In addition, we work with licensees and third-party developers to increase the proliferation of Palm OS-based solutions. We supplement our research and development efforts with our licensing strategy, which specifies that our licensees contribute their broadly applicable derivative development works and give us the rights to include these works in our Palm OS platform. We believe that our success will depend, in part, on our ability to develop and introduce new versions of the Palm OS platform that continue to address the rapidly expanding needs of the mobile information device market.

PalmSource Seasonality

Our PalmSource business is generally affected by seasonality during our third fiscal quarter, as this is when PalmSource generally records royalty revenues from its licensees’ December holiday season sales. PalmSource recognizes revenue when its licensees report sales to PalmSource, which is typically one month to one quarter after the licensee sells the products. In addition, certain licensees, including Palm Solutions Group, satisfy the remaining amount of their yearly minimum commitments, if necessary, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year.

PalmSource Intellectual Property

We rely on and benefit from a portfolio of intellectual property. We currently have 14 U.S. patents issued for our technology, and we have 141 U.S. patent applications pending. We do not have any foreign patents issued or any foreign patent applications pending. Subject to certain restrictions, we have an exclusive license from Palm Trademark Holding Company, LLC to use “palm” marks, other than palmOne and certain transition marks, in connection with our business, including various usages of Palm, PalmSource, Palm OS, the Palm logo, Palm Powered and Palm Computing. Palm Trademark Holding Company, LLC has 25 trademarks registered in the United States and 213 trademark registrations in other countries. Palm Trademark Holding Company, LLC also has 19 trademark applications pending in the United States and 258 trademark applications pending in other countries. We also have 12 trademarks registered in the United States and one trademark application pending in the United States. We, including through Palm Trademark Holding Company, LLC, are working to increase and enforce our rights in the PalmSource trademark portfolio, the protection of which is important to our reputation and branding. We also own copyrights relating to our software development applications including HotSync Manager, Palm OS and other software.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products.

We rely on a combination of patent, trademark, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. While we rely on these methods to protect our intellectual property, we also believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

PalmSource Employees

As of June 30, 2003, PalmSource had a total of 308 employees, of which 12 were in support and service, 205 were in engineering and product development, 60 were in sales and marketing and 31 were in finance, administration and operations. PalmSource’s future performance depends, in significant part, on its ability to attract new personnel and retain existing personnel in key areas including engineering and sales. None of PalmSource’s employees is subject to a collective bargaining agreement. PalmSource considers its relationship with its employees to be good.

PALM, INC.

Financial Information about Segments

Solutions Group revenues totaled $837.6 million, $1,004.4 million and $1,533.2 million in fiscal years 2003, 2002 and 2001, respectively. Solutions Group segment loss before income taxes totaled $199.4 million, $79.9 million and $500.7 million in fiscal years 2003, 2002 and 2001, respectively. Solutions Group segment loss before income taxes includes intersegment cost of revenues, which are eliminated in consolidation and totaled $39.6 million, $42.1 million and $60.2 million in fiscal years 2003, 2002 and 2001, respectively. Total assets for the Solutions Group were $496.1 million and $905.2 million in fiscal years 2003 and 2002, respectively.

PalmSource revenues totaled $73.4 million, $69.9 million and $86.4 million in fiscal years 2003, 2002 and 2001, respectively. PalmSource segment loss before income taxes totaled $19.1 million, $26.5 million and $23.4 million in fiscal years 2003, 2002 and 2001, respectively. PalmSource segment loss before income taxes includes intersegment revenues, which are eliminated in consolidation and totaled $39.1 million, $43.4 million and $60.3 million in fiscal years 2003, 2002 and 2001, respectively. Total assets for PalmSource were $108.3 million and $117.7 million in fiscal years 2003 and 2002, respectively.

Financial Information about Geographic Areas

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. For fiscal years 2003, 2002 and 2001, no single country outside the United States accounted for 10% or more of total revenues. Total revenues in the United States totaled $526.8 million, $670.3 million and $966.6 million, and total revenues in other geographic locations totaled $345.1 million, $360.5 million and $592.7 million for fiscal years 2003, 2002 and 2001, respectively. Land not in use, property and equipment, net in the United States totaled $92.6 million, $206.5 million and $219.6 million, and land not in use, property and equipment, net in other geographic locations totaled $2.0 million, $5.1 million and $3.9 million in fiscal years 2003, 2002 and 2001, respectively.

Available Information

We make available free of charge through our website, www.palm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). These reports may also be obtained without charge by contacting Investor Relations, Palm, Inc., Corporate Headquarters, 400 N. McCarthy Blvd., Milpitas, California 95035, email: palm.ir@corp.palm.com, phone: 1-408-503-7200. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file electronically with them at http://www.sec.gov.

Item 2.    Properties

Our Solutions Group currently occupies 153,274 square feet of leased space in Milpitas, California in three buildings, while PalmSource occupies 88,096 square feet of leased space in one building in Sunnyvale, California. We also lease research and development facilities in Washington, Illinois, New York, Massachusetts and Montpellier, France and sales and support offices domestically and internationally. We believe that existing facilities are adequate for our current needs and we are attempting to sublease excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

Palm also owns approximately 39 acres of land not in use, located in San Jose, California that was originally acquired with the intent of building our corporate headquarters. In May 2001, with the downturn in the market, and Palm’s declining revenues, construction plans were terminated. We have no current plans to develop this land. Given the depressed state of commercial real estate in the San Jose area, we are not actively marketing the land at the present time.

Item 3.    Legal Proceedings

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics

Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. The issues on appeal before the CAFC have been fully briefed and argued by the parties. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling

Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections. On August 28, 2003, the District Court granted Palm’s motion for summary judgment, ruling that Palm products do not infringe the NCR patents, and denied NCR’s motion.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. Palm believes that the claims are without merit and intends to defend against them vigorously. The parties have begun the discovery process.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court has denied Palm’s motion to dismiss. A special committee of Palm’s Board of Directors recently approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including Palm, may have against the underwriters. There is no guarantee that the settlement will become final however, as it is subject to a number of conditions, including court approval. Palm believes that it has meritorious defenses to the claims against it and intends to defend the action vigorously if the case does not settle.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including database management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Palm responded to the complaint and the case is in its early stages. No trial date has been set.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties have tentatively agreed to a settlement in principle, subject to acceptable documentation and court approval.

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. The parties have begun the discovery process.

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al., Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al., Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a prelimiary and permanent injunction against the transaction, a recission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. Palm believes that the lawsuits are without merit and intends to vigorously defend the cases.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.    Market for Common Stock and Related Stockholder Matters

Our common stock has traded on the Nasdaq stock market under the symbol PALM since our initial public offering on March 2, 2000. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated, as adjusted for Palm’s one for twenty reverse stock split effective October 15, 2002.

	High	Low		High	Low
Fiscal Year 2003			Fiscal Year 2002
Fourth quarter	$12.07	$9.08	Fourth quarter	$79.80	$31.80
Third quarter	$19.29	$11.60	Third quarter	$93.20	$57.60
Second quarter	$18.06	$10.33	Second quarter	$77.40	$29.00
First quarter	$35.20	$13.20	First quarter	$125.20	$71.60

As of July 25, 2003, we had approximately 8,412 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 out of the proceeds from our initial public offering, Palm has not paid and does not anticipate paying cash dividends in the future.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2003 have been derived from our audited financial statements. Certain prior year balances have been reclassified to conform to the current year presentation. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. Palm’s fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31.

	Years ended May 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$871,946	$1,030,831	$1,559,312	$1,057,597	$563,525
Cost of revenues*	596,493	649,987	1,333,943	613,628	315,945
Operating income (loss)	(215,455)	(108,843)	(566,072)	61,449	48,339
Net income (loss)	(442,582)	(82,168)	(356,476)	45,910	29,628
Net income (loss) per share:
Basic	$(15.23)	$(2.87)	$(12.59)	$1.70	$1.11
Diluted	(15.23)	(2.87)	(12.59)	1.70	1.11
Shares used in computing per share amounts:
Basic	29,069	28,640	28,307	26,987	26,600
Diluted	29,069	28,640	28,307	26,993	26,600
Consolidated Balance Sheet Data:
Cash and cash equivalents	$242,432	$278,547	$513,769	$1,062,128	$478
Short-term investments	—	17,970	—	—	—
Working capital	133,677	245,181	350,668	1,012,476	12,682
Total assets	576,626	989,096	1,297,251	1,282,676	152,247
Payable to 3Com Corporation	—	—	—	18,374	40,509
Long-term convertible debt	50,000	50,000	—	—	—
Minority interest in a consolidated subsidiary	20,000	—	—	—	—
Total stockholders’ equity	255,786	690,848	734,152	1,029,188	34,018

*	Cost of revenues includes ‘cost of revenues’, ‘cost of revenues—charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘amortization of goodwill and intangible assets’.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2003, 2002 and 2001 contained 52 weeks. For presentation purposes, the fiscal years have been presented as ending on May 31. Unless otherwise stated, all years and dates refer to our fiscal years and fiscal periods.

Overview

Palm, Inc. is the leading global provider of handheld computing devices and operating systems for handheld devices. For purposes of this report, we refer to the devices designed and sold by Palm as Palm Branded devices, and we refer to devices running on the Palm OS as Palm Powered devices. Palm Powered devices include Palm Branded devices as well as devices designed and sold by third parties licensing the Palm OS.

Palm was founded in 1992 as Palm Computing, Inc. In 1995, it was acquired by U.S. Robotics Corporation and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics, and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was reincorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of Palm common stock were sold in an initial public offering and concurrent private placements, and in July 2000, 3Com distributed the remaining shares of Palm common stock it owned, approximately 94% of Palm’s common stock then outstanding, to 3Com’s stockholders. In December 2001, Palm formed PalmSource, Inc., a stand-alone subsidiary for its operating system business, and subsequently announced its intent to establish PalmSource as an independent, publicly traded company.

Palm is organized into two operating segments—PalmSource and the Solutions Group. In the first quarter of fiscal year 2002, Palm announced its strategy to separate its Palm OS business (PalmSource) and its device business (the Solutions Group) into two independent companies. We believe the separation of our two businesses brings greater clarity of mission and focus to each unit and better serves our existing and future licensees. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders. On June 4, 2003, Palm entered into an agreement for a transaction in which Palm will distribute, on a pro rata basis to its existing stockholders, all of the shares of PalmSource common stock we own; and immediately following the PalmSource distribution, Palm will acquire Handspring, and Handspring stockholders will receive Palm common stock in exchange for their Handspring common stock. In the PalmSource distribution, the 10.0 million shares (as recapitalized via PalmSource’s one-for-five reverse stock split to take effect prior to the distribution date) of PalmSource common stock held by Palm will be distributed to existing Palm stockholders on a pro rata basis. The final exchange ratio for the PalmSource distribution will be determined based on the number of shares of Palm common stock outstanding at the distribution date. In the Handspring merger, the stockholders of Handspring will receive 0.09 of a share of Palm common stock for each share of Handspring common stock held (an aggregate of approximately 13.4 million shares of Palm common stock, based on the number of shares of Handspring common stock outstanding at June 28, 2003, Handspring’s fiscal year end). The closing of the transaction effecting the PalmSource distribution and the Handspring merger is subject to stockholder approval and other customary conditions.

Palm’s total revenue has grown from approximately $1 million in fiscal year 1995 to $871.9 million in fiscal year 2003. Substantially all of Palm’s revenues to date have been generated from sales of its handheld devices and related add-ons and accessories. As of May 31, 2003, Palm had shipped over 22.3 million Palm Branded devices and approximately 29.1 million Palm Powered devices have been sold worldwide.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld device products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Within PalmSource, revenue from software license agreements with manufacturers of handheld devices is generally recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are generally deferred and recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. Upfront license fees from subscription license arrangements are generally recognized ratably over the term of the subscription period. Post contract support revenue consists primarily of fees for providing unspecified software updates when and if available and technical support for software products to licensees. Post contract support revenue is deferred and recognized ratably over the term of the agreement.

Within the Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered.

Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

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

Long-lived assets such as land not in use, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.

We evaluate the recoverability of goodwill annually or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level, which is the same as the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken. We record initial restructuring charges based on assumptions and related estimates that we deem appropriate for the economic environment at the time these estimates are made. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as liabilities are incurred.

Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

Our deferred tax assets represent net operating loss carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. If these estimates and related assumptions change in the future, we may be required to increase our valuation allowance against the deferred tax assets resulting in additional income tax expense.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Palm’s fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31. Our Management’s Discussion and Analysis is organized into two segments: Solutions Group and PalmSource, as described in “Business” in Item 1 of Part I of this Form 10-K.

Results of Operations—Solutions Group

The following table sets forth the Solutions Group segment statement of operations data and is also expressed as a percentage of Solutions Group revenues for the fiscal years indicated (dollars in thousands):

	Years ended May 31,
	2003		2002		2001
Revenues	$837,637	100.0%	$1,004,388	100.0%	$1,533,171	100.0%
Costs and operating expenses:
Cost of revenues	625,245	74.6	782,709	77.9	1,118,490	73.0

Cost of revenues—charge (benefit) for special excess inventory and related costs	—	—	(101,844)	(10.1)	268,930	17.5
Sales and marketing	160,705	19.2	217,998	21.7	311,686	20.3
Research and development	70,927	8.5	91,539	9.1	103,559	6.7
General and administrative	37,725	4.5	43,598	4.3	74,987	4.9
Amortization of goodwill and intangible assets (*)	1,127	0.1	6,548	0.7	27,907	1.8
Separation costs	4,258	0.5	1,023	0.1	4,007	0.3
Impairment charges	102,540	12.3	—	—	106,669	7.0
Restructuring charges	37,504	4.5	44,357	4.4	58,662	3.8
Purchased in-process technology	—	—	—	—	853	0.1

Total costs and operating expenses	1,040,031	124.2	1,085,928	108.1	2,075,750	135.4

Operating loss	(202,394)	(24.2)	(81,540)	(8.1)	(542,579)	(35.4)
Interest and other income (expense), net	3,005	0.4	1,615	0.2	41,870	2.7

Loss before income taxes	$(199,389)	(23.8)%	$(79,925)	(7.9)%	$(500,709)	(32.7)%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$634	0.1%	$634	0.1%	$1,266	0.1%
Sales and marketing	—	—	—	—	—	—
Research and development	493	—	5,914	0.6	26,641	1.7
General and administrative	—	—	—	—	—	—

Total amortization of goodwill and intangible assets	$1,127	0.1%	$6,548	0.7%	$27,907	1.8%

Solutions Group Comparison of fiscal years ended May 31, 2003 and 2002

Revenues

We derive our revenues primarily from sales of our handheld computing devices, add-ons and accessories as well as related services and software. Revenues for fiscal year 2003 were $837.6 million, a decrease of $166.8 million or approximately 17% from revenues for fiscal year 2002. The decrease in revenues was primarily driven by a decline in unit shipments reflecting a continued weak economy in both the consumer and enterprise segments and a decline in the average selling price of our handheld devices reflective of a price sensitive and increasingly competitive market. The average selling price of our handheld devices decreased to approximately $171 per unit in fiscal year 2003 from approximately $192 per unit in fiscal year 2002, accounting for more than 50% of the overall decrease in revenues. Net unit shipments of devices were 4.2 million units in fiscal year 2003 compared to 4.4 million units in fiscal year 2002, accounting for just under 30% of the decrease in revenues. Revenues from accessory sales were down by approximately $40.1 million, or 37%, from fiscal year 2002, reflective of a decrease in device sales and an increase in competition in the accessories business. These factors were partially offset by a decrease in the provision for product return reserves from 7.3% of revenue in fiscal year 2002 to 4.5% of revenue in fiscal year 2003. This decrease was primarily attributable to lower return rates from our channel partners for product returned to them by their end customers (open box returns) driven by a decrease in product defects and our channel partners developing alternative means for selling open box returns. International revenues were approximately 41% of revenues in fiscal year 2003 compared to approximately 36% of revenues in fiscal year 2002. We experienced strong year over year performance in Europe with increased unit shipments and sell through to end-users, reflecting European market share gains.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’, ‘Cost of revenues – charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘Amortization of goodwill and intangible assets’ as shown in the Solutions Group results of operations table. ‘Total cost of revenues’ was $625.9 million in fiscal year 2003 and $681.5 million in fiscal year 2002. ‘Total cost of revenues’ as a percentage of revenues was 74.7% in fiscal year 2003 compared to 67.9% in fiscal year 2002. ‘Cost of revenues’ primarily consists of costs to produce and deliver our devices, accessories and related services. ‘Cost of revenues’ in fiscal year 2003 was $625.2 million, or 74.6% of revenues, compared to $782.7 million, or 77.9% of revenues, in fiscal year 2002. The decrease in ‘cost of revenues’ as a percentage of revenues was primarily due to improvement in component and product transformation costs of approximately 2.0 percentage points, reduced excess and obsolete costs of approximately 1.2 percentage points, resulting from improved inventory management, and lower product warranty expenses of approximately 1.2 percentage points as a result of lower volumes and repair costs per unit, partially offset by increased scrap and rework and manufacturing spending of approximately 1.6 percentage points.

In the fourth quarter of fiscal year 2001, we recorded an inventory related charge of $268.9 million, or 17.5% of revenues, captioned ‘Cost of revenues—charge (benefit) for special excess inventory and related costs’ in the Solutions Group results of operations table. During the first three quarters of fiscal year 2001, we were experiencing high growth rates and product supply constraints, including a limited supply of certain key components. As a result, we purchased inventory and made purchase commitments with third party suppliers in anticipation of the continuation of this trend. During the fourth quarter of fiscal year 2001, we experienced a sudden and significant decline in demand for our products. Revenues in the fourth quarter of fiscal year 2001 were $165.3 million compared to revenues of $470.8 million during the third quarter of fiscal year 2001. This rapid and unexpected decline in demand for handheld device products and in revenues resulted in us recording a charge totaling $268.9 million consisting of $144.3 million of excess inventory and related tooling costs and $124.6 million of non-cancelable inventory purchase commitments in excess of our forecasted needs. This excess inventory charge was calculated in accordance with Palm’s policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon our internal sales and marketing forecasts of product demand and inventory levels in the distribution channel. During fiscal year 2002, we experienced continued customer demand for the products that had been previously written off and settled the component purchase commitments for less than the original amount. Accordingly, during fiscal year 2002, we recognized a benefit of $101.8 million, or 10.1% of revenues, because we were able to sell approximately $83.0 million of inventory that had previously been written off and to realize approximately $18.8 million from the favorable settlement of non-cancelable component commitments. There were no similar benefits recognized in fiscal year 2003, as all excess inventory related to the fiscal year 2001 inventory charge had been sold or scrapped by the end of fiscal year 2002.

The ‘Amortization of goodwill and intangible assets’ applicable to the cost of revenues remained the same as a percentage of revenue and in absolute dollars in fiscal year 2003 as compared to fiscal year 2002. Intersegment cost of revenues for royalties to PalmSource recorded by Solutions Group in fiscal years 2003 and 2002 of $39.6 million and $42.1 million, respectively, are eliminated in consolidation.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $160.7 million in fiscal year 2003 compared to $218.0 million in fiscal year 2002, a decrease of $57.3 million or approximately 26%. Sales and marketing expenses as a percentage of revenues were 19.2% in fiscal year 2003 compared to 21.7% in fiscal year 2002. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars reflects decreased spending across all marketing areas. Sales and marketing expenses were significantly reduced during fiscal year 2003 as compared to fiscal year 2002 to better align our spending with current revenue levels. Advertising and branding expense reductions accounted for approximately $20.0 million, direct marketing, program and promotion reductions accounted for approximately $15.2 million, international marketing expense reductions accounted for approximately $6.8 million and trade show and other marketing expense reductions accounted for approximately $5.6 million of the decrease in sales and marketing expenses. Additionally, personnel and related expenses decreased by approximately $6.2 million and associated information technology and facilities costs decreased by approximately $3.0 million primarily due to headcount reductions as a result of our restructuring actions and new lower cost facilities leases.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and related information technology and facilities costs. Research and development expenses were $70.9 million in fiscal year 2003 compared to $91.5 million in fiscal year 2002, a decrease of $20.6 million or approximately 23%. Research and development expenses decreased as a percentage of revenues to 8.5% in fiscal year 2003 from 9.1% in fiscal year 2002. Approximately $7.9 million of the decrease in research and development expenses was due to decreased third party development costs, as some of these costs are now incurred in cost of revenues consistent with our ODM strategy and reduced program materials expenses. Approximately $6.7 million of the decrease is due to lower personnel related costs and consulting expenses. Personnel and related costs, including salaries and related benefits and travel, decreased primarily as a result of reduced headcount in fiscal year 2003 compared to fiscal year 2002 resulting from restructuring actions initiated to align our cost structure with our business operations.

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and related information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $37.7 million in fiscal year 2003 compared to $43.6 million in fiscal year 2002, a decrease of $5.9 million or approximately 14%. General and administrative expenses as a percentage of revenues increased to 4.5% in fiscal year 2003 from 4.3% in fiscal year 2002. The increase as a percentage of revenues in fiscal year 2003 is primarily due to decreased revenues in fiscal year 2003 as compared to fiscal year 2002. The decrease in absolute dollars was due to lower employee related expenses of approximately $5.4 million as a result of reduced headcount and lower legal and professional services expenses of approximately $5.3 million. These decreases in expenses were offset by an increased provision for doubtful accounts, of approximately  $5.7 million. Headcount at the end of fiscal year 2003 decreased by approximately 23% compared to fiscal year 2002, resulting from restructuring actions initiated to align our cost structure with current revenue levels.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets was $1.1 million in fiscal year 2003 compared to $6.5 million in fiscal year 2002. The decrease in amortization of goodwill and intangible assets of $5.4 million is a result of certain intangible assets becoming fully amortized and the impairment of certain other intangible assets that would otherwise have resulted in $0.6 million of amortization.

Separation Costs

Separation costs reflect costs related to separating our businesses, such as consulting and professional fees. Separation costs were $4.3 million in fiscal year 2003 compared to $1.0 million in fiscal year 2002, an increase of $3.3 million. Separation costs in fiscal year 2003 and $0.7 million of separation costs in fiscal year 2002 related to the establishment of PalmSource as a separate business. Separation costs in fiscal year 2002 included $0.3 million related to our fiscal year 2000 separation from 3Com. We expect to continue to incur separation costs in fiscal year 2004 relating to the PalmSource separation.

Impairment Charges

In the third quarter of fiscal year 2003, we incurred an impairment charge of $102.5 million, including $100.0 million related to approximately 39 acres of land in San Jose, California owned by us. Market conditions for commercial real estate in the Silicon Valley have deteriorated since the land was acquired in May 2001, and during the third quarter of fiscal year 2003, we determined that we no longer expect to hold the land as long as would be required to realize the $160.0 million carrying value. As a result, we adjusted the carrying value to $60.0 million based upon the estimated fair value at February 2003. Additionally, a $2.5 million impairment charge was recorded in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, related to the core technology acquired as a result of the December 2001 business combination with ThinAirApps, Inc. The core technology of ThinAirApps is no longer considered useful, and its carrying value is not considered to be recoverable. The fair value of the core technology was determined using the discounted cash flow method.

Restructuring Charges

Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring charges of $37.5 million recorded during fiscal year 2003 consist of  $19.1 million related to the restructuring actions taken during the third quarter of fiscal year 2003 plus $18.4 million of net adjustments related to restructuring actions taken in prior fiscal years.

The fiscal year 2003 restructuring charges of $19.1 million consist of:

•	$6.1 million of severance, benefits and related costs related to workforce reductions, primarily in the United States, of approximately 140 regular employees. As of May 31, 2003, approximately 120 regular employees had been terminated as a result of this restructuring and approximately $4.6 million has been paid in cash, primarily for severance and benefits;

•	$2.4 million related to facilities and property and equipment disposed of or removed from service, of which $0.1 million has been paid in cash;

•	$10.6 million related to programs that were cancelled, of which $4.7 million has been paid in cash; and

•	Upon completion of these restructuring actions, estimated future savings are expected to be approximately $26.0 million per year consisting of savings of approximately $18.0 million related to workforce reductions, $2.0 million related to facilities rents and depreciation of property and equipment and $6.0 million related to programs which were cancelled.

Restructuring charges taken in prior periods included:

•	the fourth quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 90 regular employees, facilities and property and equipment that would be disposed of or removed from service in fiscal year 2003 and cancelled project costs. As of May 31, 2003, workforce reductions were complete. During the year ended May 31, 2003, the Solutions Group recorded restructuring adjustments totaling $1.4 million to reflect the changes in the estimated costs of certain actions from the original estimates.

•	the second quarter fiscal year 2002 restructuring actions related to workforce reductions across all geographic regions of approximately 210 regular employees, excess facilities and related costs for lease commitments for space no longer needed or intended for use. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003, the Solutions Group recorded restructuring adjustments totaling $1.3 million to reflect the changes in the estimated costs of certain actions from the original estimates.

•	the fourth quarter fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which we had previously planned to build our corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions of approximately 205 regular employees and discontinued project costs. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003, the Solutions Group recorded additional charges totaling $21.1 million due to further changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities. The ability to realize sublease income is dependent on lease market conditions. The amount of estimated sublease income may be subject to change based upon developments in lease market conditions and other pertinent facts. As of May 31, 2003, the balance consists of lease commitments payable over nine years, net of estimated sublease income, of $25.7 million.

Cost reduction actions initiated in the second and fourth quarters of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are substantially complete except for remaining rent payments related to excess facilities. Cost reduction actions initiated in the third quarter of fiscal year 2003 are expected to be substantially complete by the end of the second quarter of fiscal year 2004. We cannot assure you that our current estimates of the costs associated with these restructuring actions will not change during implementation.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $3.0 million of income in fiscal year 2003 compared to $1.6 million of income in fiscal year 2002. Interest and other income (expense) in fiscal year 2003 primarily consisted of insurance proceeds from a partial insurance settlement of $12.7 million and interest income on our cash balances of $3.8 million offset by interest expense of $2.6 million, bank charges, including amortization of financing activities and credit card fees, of $3.9 million, legal settlements of $4.1 million and impairment of equity investments of $2.7 million. Interest and other income (expense) for fiscal year 2002 primarily consisted of interest income on our cash balances of $9.2 million and insurance proceeds from a partial insurance settlement of $5.0 million offset by banking charges of $5.1 million, impairment of equity investments of $5.1 million and interest expense of $1.8 million. Interest income decreased primarily as the result of lower cash balances and reduced interest rates on our investments. Bank charges decreased due to decreased credit card fees of $1.2 million. Interest expense increased reflective of a full year of interest from the issuance of our subordinated convertible debt in the second quarter of fiscal year 2002.

Solutions Group Comparison of fiscal years ended May 31, 2002 and 2001

Revenues

Revenues for fiscal year 2002 were $1,004.4 million, a decrease of $528.8 million or approximately 34% from revenues for fiscal year 2001. The decline in revenues was primarily driven by a decrease in unit shipments. Unit shipments decreased to 4.4 million in fiscal year 2002 from 6.4 million units in fiscal year 2001, accounting for more than 75% of the decrease in revenues, as a result of an economic slowdown and reduced growth in the handheld industry. In addition, our average selling price decreased to $192 per unit in fiscal year 2002 from $206 per unit in fiscal year 2001 due to increased competition in the handheld market, accounting for approximately 12% of the decrease in revenues. International revenues for fiscal year 2002 were 36% of revenues compared with 39% of revenues for fiscal year 2001.

Total Cost of Revenues

For fiscal year 2002, ‘Total cost of revenues’ was $681.5 million compared to $1,388.7 million in fiscal year 2001. ‘Total cost of revenues’ is comprised of ‘Cost of revenues’, ‘Cost of revenues—charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘Amortization of goodwill and intangible assets’. ‘Total cost of revenues’ as a percentage of revenues was 67.9% in fiscal year 2002 compared to 90.6% in fiscal year 2001. ‘Cost of revenues’ in fiscal year 2002 was $782.7 million, or 77.9% of revenues, compared to $1,118.5 million, or 73.0% of revenues, in fiscal year 2001. The increase in ‘Cost of revenues’ as a percentage of revenues was primarily due to a decrease in the average selling price of our products, accounting for approximately 3.0 percentage points of the increase in ‘Cost of revenues’. Additionally, warehousing and freight expenses increased as we experienced a sudden and significant decline in demand for our products resulting in increased inventories, accounting for approximately 0.8 percentage points. This increase was slightly off-set by lower product warranty expenses of approximately 0.9 percentage points as a result of improved efficiencies reducing repair costs per unit.

In the fourth quarter of fiscal year 2001, we recorded an inventory related charge of $268.9 million, or 17.5% of revenues, captioned ‘Cost of revenues – charge (benefit) for special excess inventory and related costs’ in the Solutions Group results of operations table. During the first three quarters of fiscal year 2001, we were experiencing high growth rates and product supply constraints, including a limited supply of certain key components. As a result, we purchased inventory and made purchase commitments with third party suppliers in anticipation of the continuation of this trend. During the fourth quarter of fiscal year 2001, we experienced a sudden and significant decline in demand for our products. Revenues in the fourth quarter of fiscal year 2001 were $165.3 million compared to revenues of $470.8 million during the third quarter of fiscal year 2001. This rapid and unexpected decline in demand for handheld device products and in revenues resulted in us recording a charge totaling $268.9 million consisting of $144.3 million of excess inventory and related tooling costs and $124.6 million of non-cancelable inventory purchase commitments in excess of our forecasted needs. This excess inventory charge was calculated in accordance with Palm’s policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon our internal sales and marketing forecasts of product demand and inventory levels in the distribution channel. During fiscal year 2002, we experienced continued customer demand for the products that had been previously written off and settled the component purchase commitments for less than the original amount. Accordingly, during fiscal year 2002, we recognized a benefit of $101.8 million, or 10.1% of revenues, because we were able to sell approximately $83.0 million of inventory that had previously been written off and to realize approximately $18.8 million from the favorable settlement of non-cancelable component commitments.

The ‘Amortization of goodwill and intangible assets’ applicable to the cost of revenues decreased in absolute dollars in fiscal year 2002 compared to fiscal year 2001 primarily due to amortization of goodwill being discontinued in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Intersegment cost of revenues for royalties to PalmSource recorded by Solutions Group in fiscal years 2002 and 2001 of $42.1 million and $60.2 million, respectively, are eliminated in consolidation.

Sales and Marketing

Sales and marketing expenses were $218.0 million in fiscal year 2002 compared to $311.7 million in fiscal year 2001, a decrease of $93.7 million or approximately 30%. Sales and marketing expenses as a percentage of revenues were 21.7% in fiscal year 2002 compared to 20.3% in fiscal year 2001. The increase in sales and marketing expenses as a percentage of revenues primarily reflects decreased revenues in fiscal year 2002 compared to fiscal year 2001. The decrease in absolute dollars in fiscal year 2002 compared to fiscal year 2001 was primarily the result of decreased advertising and branding expenses of approximately $35.0 million, reduced direct marketing and program and promotion expenses of approximately $27.8 million, decreased trade show and other marketing expenses of approximately $11.3 million and reduced international marketing of $5.1 million. Additionally, personnel and related expenses decreased approximately $11.4 million. These reductions were all intended to better align our spending with lower revenues in fiscal year 2002 compared to fiscal year 2001.

Research and Development

Research and development expenses were $91.5 million in fiscal year 2002 compared to $103.6 million in fiscal year 2001, a decrease of $12.1 million or approximately 12%. Research and development expenses increased as a percentage of revenues to 9.1% in fiscal year 2002 from 6.7% in fiscal year 2001. The increase in the research and development expenses as a percentage of revenues primarily reflects decreased revenues in fiscal year 2002. The decrease in expenses in absolute dollars in fiscal year 2002 compared to fiscal year 2001 was primarily due to decreased consulting and personnel and related expenses of approximately $9.8 million and decreased spending on project materials of approximately $1.5 million. The reduction in personnel and related costs resulted from restructuring actions which reduced headcount in order align our cost structure with our lower revenues in fiscal year 2002 compared to fiscal year 2001.

General and Administrative

General and administrative expenses were $43.6 million in fiscal year 2002 compared to $75.0 million in fiscal year 2001, a decrease of $31.4 million or approximately 42%. General and administrative expenses as a percentage of revenues decreased to 4.3% in fiscal year 2002 from 4.9% in fiscal year 2001. The decrease as a percentage of revenues and in absolute dollars was primarily due to a decrease in the provision for doubtful accounts of approximately $13.5 million consistent with the decrease in our revenues and outstanding accounts receivable balance as of May 31, 2002. In addition, personnel and related expenses decreased approximately $7.0 million, reflecting reduced headcount as a result of restructuring actions.

Amortization of Goodwill and Intangible Assets

Amortization of goodwill and intangible assets was $6.5 million in fiscal year 2002 compared to $27.9 million in fiscal year 2001, a decrease of $21.4 million. The decrease was primarily the result of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal year 2002, which resulted in goodwill no longer being amortized and the impairment of the intangible assets acquired in connection with the June 2000 business combination with AnyDay.com, Inc. (“AnyDay”). The impairment of the AnyDay intangible assets was recorded in the fourth quarter of fiscal year 2001 and resulted in the termination of related amortization charges. The decrease of goodwill amortization of approximately $20.5 million and AnyDay intangible asset amortization of approximately $1.7 million was partially offset by amortization charges resulting from certain acquisitions made during fiscal year 2002 of $0.6 million. We completed our transitional and annual impairment tests of the goodwill recorded on our balance sheet during fiscal year 2002, and there was no impairment indicated.

Separation Costs

Separation costs were $1.0 million in fiscal year 2002 compared to $4.0 million in fiscal year 2001, a decrease of $3.0 million or approximately 74%. Separation costs reflect costs related to separating our businesses, such as consulting and professional fees. Separation costs in fiscal year 2002 primarily consist of $0.7 million related to the establishment of PalmSource as a separate business and $0.3 million related to our fiscal year 2000 separation from 3Com. Separation costs in fiscal year 2001 related to our separation from 3Com.

Impairment Charges

In the fourth quarter of fiscal year 2001, we incurred impairment charges of $106.7 million consisting of a $47.7 million impairment of goodwill and intangible assets related to the AnyDay acquisition, due to the AnyDay acquisition performing below expectations, and a $59.0 million impairment charge related to the land on which we had previously intended to build our new corporate headquarters.

In the fourth quarter of fiscal year 2001, we terminated a seven-year master lease agreement that had been entered into during the second quarter of fiscal year 2001 related to the land and construction of a headquarters facility in San Jose, California. At the initiation of the lease agreement, the lessor acquired the land for the future headquarters. Due to the uncertain economic environment and changes to our business, we decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement, we were required to exercise our option to purchase the land for the lessor’s full initial purchase price. Recognizing that there had been a decline in the market value of land in the Silicon Valley area due to the downturn in the economy, an impairment charge was recorded for the difference between the fair market value of the land at May 31, 2001 and our purchase price.

Restructuring Charges

During fiscal year 2002, we recorded restructuring charges of $44.4 million. These charges relate to two restructuring programs announced during the second and fourth quarters of fiscal year 2002 and an adjustment to the charge recorded in the fourth quarter of fiscal year 2001.

In the fourth quarter of fiscal year 2002, we recorded restructuring charges of $14.9 million related to decisions and commitments made in that quarter. These restructuring charges consist of workforce reduction costs across all geographic regions, excess facilities charges and discontinued project costs. We recorded approximately $5.2 million related to workforce reductions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees. We recorded a charge of approximately $6.1 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2003. The facilities charges reflected the remaining commitment on existing leases which we would not use. We recorded a charge of approximately $3.6 million, of which $2.3 million had been paid in cash as of May 31, 2002, related to projects that had been cancelled.

In the second quarter of fiscal year 2002, we announced actions intended to reduce our cost structure and we recorded charges of $21.5 million in the second quarter for these actions. The second quarter fiscal year 2002 restructuring charges consisted of workforce reduction costs across all geographic regions and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. We recorded approximately $13.3 million related to workforce reductions of approximately 210 regular employees, and, as of May 31, 2003, headcount reductions were complete. During the remainder of fiscal year 2002, we recorded charges totaling $0.2 million primarily due to changes from the original estimate in the expected sublease income from excess facilities. As of May 31, 2002, cash payments of $13.7 million had been made in connection with the second quarter of fiscal year 2002 restructuring charge.

In the fourth quarter of fiscal year 2001, we recorded restructuring charges which consisted of carrying and development costs related to the land on which we had previously planned to build our future headquarters facility, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees. During fiscal year 2002, we recorded charges totaling $7.8 million due to changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily as a result of a reduction in estimated sublease income. As of May 31, 2002, the headcount reductions were essentially complete. As of May 31, 2002, cash payments of $19.7 million had been made in connection with the fourth quarter of fiscal year 2001 restructuring charge.

Purchased In-Process Technology

Purchased in-process technology in fiscal year 2001 was a result of the AnyDay acquisition. Approximately $0.9 million of the purchase price of AnyDay represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $1.6 million in fiscal year 2002 compared to $41.9 million in fiscal year 2001. Interest and other income (expense) primarily consist of interest income on our cash balances offset by legal settlements, interest expense and amortization of financing costs. The decline in interest and other income (expense) is the result of lower cash balances, reduced interest rates on investments, increased interest expense arising from the issuance of subordinated convertible debt in the second quarter of fiscal year 2002 and the amortization of financing charges incurred related to the $150 million asset-backed, borrowing-base credit facility obtained in the first quarter of fiscal year 2002.

Results of Operations—PalmSource

The following table sets forth PalmSource segment statement of operations data and is also expressed as a percentage of PalmSource revenues for the fiscal years indicated (dollars in thousands):

	Years ended May 31,
	2003		2002		2001
Revenues	$73,414	100.0%	$69,883	100.0%	$86,432	100.0%
Costs and operating expenses:
Cost of revenues	5,719	7.8	4,931	7.1	2,580	3.0
Sales and marketing	17,272	23.5	19,309	27.6	25,589	29.6
Research and development	40,101	54.6	50,033	71.6	55,491	64.2
General and administrative	12,374	16.9	12,779	18.3	12,855	14.9
Amortization of goodwill and intangible assets (*)	4,942	6.7	5,983	8.6	9,414	10.9
Separation costs	5,024	6.9	519	0.7	1,461	1.7
Restructuring charges	1,984	2.7	2,196	3.1	2,226	2.6
Purchased in-process technology	—	—	—	—	210	0.2

Total costs and operating expenses	87,416	119.1	95,750	137.0	109,826	127.1

Operating loss	(14,002)	(19.1)	(25,867)	(37.0)	(23,394)	(27.1)
Interest and other income (expense), net	(5,134)	(7.0)	(677)	(1.0)	11	—

Loss before income taxes	$(19,136)	(26.1)%	$(26,544)	(38.0)%	$(23,383)	(27.1)%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$4,530	6.1%	$5,672	8.1%	$2,869	3.3%
Sales and marketing	—	—	11	—	529	0.6
Research and development	282	0.4	223	0.4	5,968	6.9
General and administrative	130	0.2	77	0.1	48	0.1

Total amortization of goodwill and intangible assets	$4,942	6.7%	$5,983	8.6%	$9,414	10.9%

PalmSource Comparison of Fiscal Years Ended May 31, 2003 and 2002

Revenues

Revenues were $73.4 million in fiscal year 2003 and $69.9 million in fiscal year 2002, representing an increase of 5% from fiscal year 2002 to 2003. Revenues from Palm Solutions Group were $39.1 million and $43.4 million, representing 53.3% and 62.2% of revenues in fiscal years 2003 and 2002, respectively. License and royalty revenues were $67.4 million in fiscal year 2003 and $66.9 million in fiscal year 2002 representing an increase of less than 1% in fiscal year 2003 from fiscal year 2002. The slight increase in license and royalty revenues in fiscal year 2003 from 2002 was primarily due to increased royalties received from Sony and increased license fees from new license agreements, offset by lower royalties received from Palm Solutions Group and Handspring due to lower Palm Solutions Group and Handspring revenues from the sales of Palm Powered devices. In fiscal year 2003, PalmSource received a payment of $3.6 million from Palm Solutions Group as a result of Palm Solutions Group’s shortfall under its minimum annual commitment for the annual contractual period ending December 3, 2002. Support and service revenues were $6.0 million in fiscal year 2003 and $3.0 million in fiscal year 2002, representing growth of 100% in fiscal year 2003 from fiscal year 2002. The increase in fiscal year 2003 from fiscal year 2002 was due to the increase in the number of licensees with maintenance and support agreements and the establishment of the professional services business during the fourth quarter of fiscal year 2002.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the PalmSource results of operations table. ‘Total cost of revenues’ was  $10.2 million in fiscal year 2003 and $10.6 million in fiscal year 2002. ‘Total cost of revenues’ as a percentage of revenues was 13.9% in fiscal year 2003 compared to 15.2% in fiscal year 2002. ‘Cost of revenues’ principally represents royalty payments to third-party technology vendors, costs to provide software updates and technical support for software products, and costs to provide product development, engineering services, consulting and training. ‘Cost of revenues’ was $5.7 million in fiscal year 2003 and $4.9 million in fiscal year 2002, representing 7.8% and 7.1% of revenues, respectively. Cost of license and royalty revenues was $3.0 million in fiscal year 2003 and $2.8 million in fiscal year 2002, representing 4.1% and 4.0% of revenues, respectively. The increase in cost of license and royalty revenues in fiscal year 2003 from fiscal year 2002 in absolute dollars and as a percentage of revenue was due to increased royalties paid to new and existing third-party technology vendors. Cost of support and service revenues was $2.7 million in fiscal year 2003 and $2.1 million in fiscal year 2002, representing 3.7% and 3.0% of revenues, respectively. The increase in cost of support and service revenues in absolute dollars in fiscal year 2003 from fiscal year 2002 was primarily due to costs associated with the delivery of professional services of $0.6 million. Cost of support and service revenues as a percentage of revenues increased due to an increase in the number of licensees with support and maintenance agreements. The ‘Amortization of goodwill and intangible assets’ applicable to cost of revenues was $4.5 million in fiscal year 2003 compared to $5.7 million in fiscal year 2002.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences and related information technology and facilities costs. Sales and marketing expenses were $17.3 million in fiscal year 2003 and $19.3 million in fiscal year 2002, representing a decrease of 11% in fiscal year 2003 from fiscal year 2002. Sales and marketing expenses as a percentage of revenues were 23.5% in fiscal year 2003 and 27.6% in fiscal year 2002. The decrease in absolute dollars and as a percentage of revenues in sales and marketing expenses in fiscal year 2003 compared to fiscal year 2002 was due to lower expenses of approximately $2.7 million incurred associated with the PalmSource developer conference which was scaled back in fiscal year 2003 to a local/regional conference from a large global conference in fiscal year 2002.

Research and Development

Research and development expenses consist primarily of personnel and related costs to support our product development and related information technology and facilities costs. Research and development expenses were $40.1 million in fiscal year 2003 and $50.0 million in fiscal year 2002, representing a decrease of 20% in fiscal year 2003 from fiscal year 2002. Research and development expenses as a percentage of revenues were 54.6% in fiscal year 2003 and 71.6% in fiscal year 2002. The decrease in research and development expenses in absolute dollars and as a percentage of revenues was due to reduced personnel and related expenses and facilities costs as a result of restructuring actions implemented to realign our resources with our business plan. Headcount decreased by approximately 22% in fiscal year 2003 from fiscal year 2002.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. General and administrative expenses were $12.4 million in fiscal year 2003 and $12.8 million in fiscal year 2002, representing a decrease of 3% in fiscal year 2003 from fiscal year 2002. General and administrative expenses as a percentage of revenues were 16.9% in fiscal year 2003 and 18.3% in fiscal year 2002. The decrease in absolute dollars and as a percentage of revenues was primarily due to reduced personnel and related expenses as a result of restructuring actions implemented to realign our resources with our business plan and a new lower cost facility.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets consisting of amortization related to our acquisitions was $4.9 million in fiscal year 2003 and $6.0 million in fiscal year 2002. The decrease in amortization of intangibles in fiscal year 2003 from fiscal year 2002 was primarily due to purchased intangibles for WeSync and Smartcode becoming fully amortized during fiscal year 2003 offset by a full year’s amortization cost in fiscal year 2003 for the Be acquisition which occurred in November 2001.

Separation Costs

Separation costs reflect costs related to separating our businesses, such as consulting and professional fees. Separation costs in fiscal years 2003 and 2002 primarily consisted of the costs related to the establishment of PalmSource as a separate independent company. Separation costs were $5.0 million in fiscal year 2003 and $0.5 million in fiscal year 2002. We expect to continue to incur separation costs in fiscal year 2004 relating to our separation from Palm.

Restructuring Charges

Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. Restructuring charges were $2.0 million in fiscal year 2003 and $2.2 million in fiscal year 2002. The restructuring charges in the third quarter fiscal year 2003 action were primarily workforce reduction costs for severance, benefits and related costs, of $2.0 million, which consisted of approximately 60 regular employees, primarily in the United States and facilities and property and equipment that will be disposed of or removed from service, of approximately $0.2 million. As of May 31, 2003, headcount reductions were essentially complete. Approximately $1.9 million cash has been paid in relation to this restructuring action initiated to better align the expense structure with revenues. The restructuring charges in fiscal year 2002 consisted of two restructuring actions initiated during the second and fourth quarters of fiscal year 2002. These charges consisted of an estimated loss on lease commitments for excess facilities of approximately $1.6 million, as well as workforce reduction costs primarily related to severance, benefits and related costs of $0.6 million. During the year ended May 31, 2003, PalmSource recorded restructuring adjustments totaling $0.2 million to reflect the changes in the estimated costs of certain actions from the original estimates. The workforce reductions affected a small number of regular employees in Europe. As of May 31, 2003, the headcount reductions related to the fiscal year 2002 restructuring actions are complete and the headcount reductions related to the fiscal year 2003 restructuring actions are essentially complete and are expected to be settled in fiscal year 2004 resulting in annual savings of approximately $6.0 million.

Interest and Other Income (Expense), Net

Interest and other expense was $5.1 million in fiscal year 2003 and $0.7 million in fiscal year 2002. The increase in interest and other expense in fiscal year 2003 from fiscal year 2002 was primarily due to a $3.2 million charge to write down an investment in a privately-held company, which had been carried at cost and for which we determined the decline in value to be other than temporary. The increase was also attributed to $1.1 million of expense relating to a $50.0 million bond posted relative to the Xerox litigation and $0.5 million due to interest on a $20.0 million, 2.48% intercompany note payable, which is eliminated in consolidation.

PalmSource Comparison of Fiscal Years Ended May 31, 2002 and 2001

Revenues

Revenues were $69.9 million in fiscal year 2002 and $86.4 million in fiscal year 2001, representing a decrease of 19% in fiscal year 2002 from fiscal year 2001. Revenues from Palm Solutions Group were $43.4 million and $60.3 million, representing 62.2% and 69.8% of revenues in fiscal years 2002 and 2001, respectively. Revenue from Palm Solutions Group consisted primarily of royalty fees received for shipment of PDAs. License and royalty revenues were $66.9 million in fiscal years 2002 and $85.1 million in fiscal year 2001, representing a decrease of 21% in fiscal year 2002 from fiscal year 2001. The decrease in license and royalty revenues in fiscal year 2002 from fiscal year 2001 was principally due to lower royalties received from Palm Solutions Group as a result of lower Palm Solutions Group revenues. Support and service revenues were $3.0 million in fiscal year 2002 and $1.3 million in fiscal year 2001, representing an increase of 121% in fiscal year 2002 from fiscal year 2001. The increase in fiscal year 2002 from fiscal year 2001 was due to the increase in the number of licensees with maintenance and support agreements and the establishment of the professional services business during the fourth quarter of fiscal year 2002.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the PalmSource results of operations table. ‘Total cost of revenues’ was  $10.6 million in fiscal year 2002 and $5.4 million in fiscal year 2001. ‘Total cost of revenues’ as a percentage of revenues was 15.2% in fiscal year 2002 compared to 6.3% in fiscal year 2001. ‘Cost of revenues’ was  $4.9 million in fiscal year 2002 and $2.6 million in fiscal year 2001, representing 7.1% and 3.0% of revenues, respectively. Cost of license and royalty revenues was $2.8 million in fiscal year 2002 and $1.1 million in fiscal year 2001, representing 4.0% and 1.3% of revenues, respectively. The increase in cost of license and royalty revenues in fiscal year 2002 from fiscal year 2001, in absolute dollars was due to additional royalty payments to new and existing third-party technology vendors of approximately $1.0 million and additional royalty payments to eBook content providers of approximately $0.6 million. Cost of support and service revenues was $2.1 million in fiscal year 2002 and $1.5 million in fiscal year 2001, representing 3.0% and 1.7% of revenues, respectively. The increase in cost of support and service revenues, both in absolute dollars and as a percentage of revenues, in fiscal year 2002 from fiscal year 2001 was due to increased support and service personnel to support new licensees of approximately $0.3 million and costs associated with the delivery of professional services of approximately $0.3 million. The ‘Amortization of goodwill and intangible assets’ applicable to the cost of revenues was $5.7 million in fiscal year 2002 compared to $2.9 million in fiscal year 2001.

Sales and Marketing

Sales and marketing expenses were $19.3 million in fiscal year 2002 and $25.6 million in fiscal year 2001, representing a decrease of 25% in fiscal year 2002 from fiscal year 2001. Sales and marketing expenses as a percentage of revenues were 27.6% in fiscal year 2002 and 29.6% in fiscal year 2001. The decrease, both in absolute dollars and as a percentage of revenues, in sales and marketing expenses in fiscal year 2002 compared to fiscal year 2001 was due to restructuring actions taken to reduce personnel and related expenses and facilities costs as we downsized our international operations of approximately $2.3 million in order to realign our resources with our business plan.

Research and Development

Research and development expenses were $50.0 million in fiscal year 2002 and $55.5 million in fiscal year 2001, representing a decrease of 10% in fiscal year 2002 from fiscal year 2001. Research and development expenses as a percentage of revenues were 71.6% in fiscal year 2002 and 64.2% in fiscal year 2001. The decrease in research and development expenses in absolute dollars was due to reduced personnel and related expenses and facilities costs as a result of restructuring actions implemented to realign our resources with our business plan. The increase in research and development expenses as a percentage of revenues in fiscal year 2002 from fiscal year 2001 was due to a decline in revenues in fiscal year 2002 compared to fiscal year 2001.

General and Administrative

General and administrative expenses were $12.8 million in fiscal year 2002 and $12.9 million in fiscal year 2001, representing a decrease of 1% in fiscal year 2002 from fiscal year 2001. General and administrative expenses as a percentage of revenues were 18.3% in fiscal year 2002 and 14.9% in fiscal year 2001. The increase in general and administrative expenses as a percentage of revenues in fiscal year 2002 from fiscal year 2001 was due to a decrease in revenues in fiscal year 2002 compared to fiscal year 2001.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets was $6.0 million in fiscal year 2002 and $9.4 million in fiscal year 2001. The decrease was primarily the result of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal year 2002, which resulted in goodwill no longer being amortized. The decrease was partially offset by amortization of purchased intangibles related to the November 2001 business combination with Be Incorporated and by recording a full year’s amortization related to the fiscal year 2001 business combinations with WeSync and peanutpress.

Separation Costs

Separation costs reflect costs related to separating our businesses, such as consulting and professional fees. Separation costs were $0.5 million in fiscal year 2002 and $1.5 million in fiscal year 2001. Separation costs in fiscal year 2002 primarily consisted of the establishment of PalmSource as a separate business. Separation costs in fiscal year 2001 were related to Palm’s separation from 3Com in fiscal year 2000.

Restructuring Charges

Restructuring charges were $2.2 million in both fiscal years 2002 and 2001. The restructuring charges in fiscal year 2002 consisted of two restructuring actions initiated during the second and fourth quarters of fiscal year 2002. These charges consisted of an estimated loss on lease commitments for excess facilities of approximately $1.6 million, as well as workforce reduction costs primarily related to severance, benefits and related costs of $0.6 million. The workforce reductions affected a small number of regular employees in Europe. The restructuring charges in fiscal year 2001 related to the implementation of a series of cost reduction actions to minimize the impact of the economic slowdown. The restructuring charges primarily consisted of workforce reduction costs for severance, benefits and related costs of $2.0 million, and costs related to lease commitments for excess facilities of $0.2 million, of which all has been paid in cash. The fiscal year 2001 workforce reductions affected approximately 45 regular employees, across all geographic regions and approximately $2.0 million had been paid in cash since inception of the action through May 31, 2002. The restructuring charges in fiscal year 2002 consisted of estimated loss on lease commitments for excess facilities, as well as workforce reduction costs primarily related to severance, benefits and related costs. The restructuring actions initiated in fiscal year 2002 have been completed.

Purchased In-Process Technology

Purchased in-process technology in fiscal year 2001 was a result of our business combination with peanutpress. Approximately $0.2 million of the purchase price of peanutpress represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Interest and Other Income (Expense), Net

Interest and other expense was $0.7 million in fiscal year 2002 and interest and other income was less than $0.1 million in fiscal year 2001. The change in interest and other income (expense) in fiscal year 2002 from fiscal year 2001 was primarily due to $0.3 million of expenses relating to a $50.0 million bond relative to the Xerox litigation and $0.2 million in interest on a $20.0 million 2.48% intercompany note payable, which is eliminated in consolidation.

Palm, Inc.

For segment reporting purposes, Palm does not allocate income tax provision (benefit) to the operating segments.

Income Tax Provision (Benefit)

The income tax provision for fiscal year 2003 was $225.0 million, or (103.4)% of pretax loss, reflecting a $219.6 million increase in the valuation allowance for deferred tax assets, first established in fiscal year 2002, as well as income taxes in foreign jurisdictions, which are not offset by operating loss carryforwards. As of the end of fiscal year 2002, Palm had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of our PalmSource, Inc. subsidiary and our wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and our wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, the Company increased its valuation allowance by $219.6 million to reflect these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at the end of fiscal year 2003, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The net operating loss carryforwards, which are a significant component of the deferred tax assets of Palm and which totaled $562 million at May 31, 2003, remain available for us to utilize against future profits. The income tax benefit for fiscal year 2002 was $25.7 million, or 23.9% of pretax loss, which included a $22.7 million valuation allowance that related to a portion of net operating loss and tax credit carryforwards. The income tax benefit for fiscal year 2001 was $167.7 million, or 32.0% of pretax loss.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2003 were $242.4 million, compared to $278.5 million at May 31, 2002. The decrease of $36.1 million in cash and cash equivalents was attributable to cash used in operating activities of $63.9 million, cash provided by investing activities of $5.3 million and cash provided by financing activities of $22.5 million. Cash used in operating activities consisted primarily of the net loss of $442.6 million reduced by non-cash charges of $366.7 million and an increase in accrued restructuring and other liabilities of $14.6 million. In connection with investing activities, we received $18.0 million in net proceeds from the sale of short-term investments, offset by the use of $11.4 million to purchase property and equipment and $1.0 million to purchase an equity investment in a privately-held company. Cash provided by financing activities consisted of $20.0 million received from Sony for a 6.25% ownership position in PalmSource and $2.5 million of net proceeds from the issuance of Palm common stock.

Net accounts receivables was $97.4 million at May 31, 2003 an increase of $33.8 million or 53% from  $63.6 million at May 31, 2002. Days sales outstanding (“DSO”) of receivables increased to 39 days at May 31, 2003 from 25 days at May 31, 2002. The increase in accounts receivable and DSO was the result of aggressive cash collection efforts including early payment incentives during the fourth quarter of fiscal year 2002 which did not reoccur during the fourth quarter of fiscal year 2003.

We lease our facilities and certain equipment under capital and operating lease arrangements which expire at various dates through September 2011. As of May 31, 2003, future minimum lease payments under noncancelable operating leases are $12.6 million in fiscal year 2004, $11.1 million in fiscal year 2005,  $6.7 million in fiscal year 2006, $5.4 million in fiscal year 2007, $5.5 million in fiscal year 2008 and an aggregate of $17.5 million thereafter.

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into our common stock at an effective conversion price of $92.64 per share. We may force a conversion, provided our common stock has traded above $142.65 per share for a defined period of time. In the event Palm distributes significant assets, we may be required to repay a portion of the note. The proposed PalmSource distribution does not represent a significant distribution of assets under terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

As of May 31, 2003, we had in place an asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. As of May 31, 2003, we had used our credit facility to support the issuance of letters of credit of $4.6 million. In June 2003, the asset-backed borrowing-base credit facility expired. The $4.6 million of letters of credit issued under the credit facility were replaced by new letters of credit collateralized with restricted cash.

On August 28, 2003, Palm entered into a two-year, $30.0 million revolving credit line from a financial institution. The credit line is secured by assets of the Company, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate may vary based on fluctuations in market rates. Palm is subject to certain financial covenant requirements under the agreement.

In September 2001, PalmSource’s president and chief executive officer received two restricted stock grants in aggregate of 7,500 shares of Palm common stock under a two-year vesting schedule subject to vesting restrictions and a guarantee that the fair market value of the related 7,500 shares of Palm common stock would be at least $2.0 million at September 2003. The guaranteed amount is recorded ratably as compensation expense over the vesting period. If on September 1, 2003 the fair market value is less than $2.0 million, PalmSource’s president and chief executive officer will receive a cash payment, on September 15, 2003, equal to the difference between $2.0 million and the fair market value of 7,500 shares of Palm common stock. As of May 31, 2003, the total fair market value of 7,500 shares of Palm common stock was approximately $0.1 million and $1.7 million is recorded as a liability related to this guarantee.

The Company has patent and license agreements with third party vendors under which we are committed to pay up to $3.7 million in fiscal year 2004, $4.7 million in fiscal year 2005, $2.1 million in fiscal year 2006,  $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008 and $0.3 million in fiscal year 2009.

Palm has a minimum component purchase commitment with a third party under which we could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of May 31, 2003 (in thousands):

	Year Ending May 31,
	2004	2005	2006	2007	2008	Thereafter
Operating lease commitments	$12,638	$11,079	$6,747	$5,369	$5,481	$17,468
Capital lease commitments	891	149	—	—	—	—
Long-term convertible note	—	—	—	50,000	—	—
Guarantee of fair value of certain restricted stock	2,000	—	—	—	—	—
Minimum purchase commitments:
Minimum commitment to third party	4,900	—	—	—	—	—
Patent and license	3,683	4,723	2,135	475	439	335

Total contractual commitments	$24,112	$15,951	$8,882	$55,844	$5,920	$17,803

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of May 31, 2003, Palm had outstanding third-party manufacturing commitments and component purchase commitments of approximately $82 million.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to  $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. We had not sold any securities under this universal shelf registration statement as of May 31, 2003. On August 22, 2003, we sold 1.2 million shares of common stock under the registration statement to an institutional investor for proceeds of $18.0 million. As of August 29, 2003, we had entered into agreements to sell an additional 1.2 million shares of common stock under the registration statement to institutional investors for additional proceeds of approximately $19.1 million.

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All such gains (losses) of $0.3 million, $(1.0) million and $0.5 million in fiscal years 2003, 2002 and 2001, respectively, are included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. The net cash used in operating activities during fiscal year 2003 was approximately $63.9 million and we anticipate a similar or lesser amount over the next 12 months, which would be satisfied by our May 31, 2003 cash and cash equivalents balance of $242.4 million. Subsequent to fiscal year end, we sold 1.2 million shares of our common stock to an institutional investor for proceeds of $18.0 million. As of August 29, 2003, we had entered into agreements to sell an additional 1.2 million shares of common stock to institutional investors for additional proceeds of approximately $19.1 million. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

Effects of Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Palm adopted FIN No. 45 during the quarter ended February 28, 2003, which did not have an impact on the Company’s historical financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, an amendment of SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002, which, for Palm, will be the quarter ended August 31, 2003. The adoption of this statement did not have an impact on the Company’s historical financial position or results of operations.

In April, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 will not have an impact on the Company’s historical financial position or results of operations.

In May, 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for Palm is the quarter ended November 30, 2003. The adoption of SFAS No. 150 will not have an impact on the Company’s historical financial position or results of operations.

Business Environment and Risk Factors

You should carefully consider the risks described below and the other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing Palm, and there may be additional risks that we do not presently know of or that we currently deem immaterial. The business, results of operations or financial condition of Palm could be seriously harmed if any of these risks materialize. The trading price of shares of Palm common stock may also decline due to any of these risks.

Company-Specific Trends and Risks:

Risks Related to Our Business

On June 4, 2003, we announced our intention to distribute the shares that we own of our PalmSource subsidiary to our stockholders and to acquire Handspring through a merger transaction. If the transaction is not completed, our stock price and business may be adversely affected, and we may have an outstanding note from Handspring that may be subject to risk of default. Even if the transaction is completed, we may not realize the benefits because of integration and other challenges.

On June 4, 2003, we announced a definitive agreement to distribute the shares that we own of our PalmSource subsidiary to our stockholders and to acquire Handspring. The boards of directors of both Palm and Handspring have approved the merger, but final consummation of the PalmSource distribution and Handspring merger, which is expected to be completed this fall at the earliest, is contingent on the vote of both the Palm and Handspring stockholders as well as other customary closing conditions.

Palm and Handspring have made the required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with the United States Federal Trade Commission and Department of Justice and the statutory waiting period has terminated. Even after the statutory waiting period or the completion of the Handspring merger, governmental authorities could seek to block or challenge the Handspring merger. Palm and Handspring also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company’s operations. Moreover, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the Handspring merger, before or after it is completed. The stockholders of either Palm or Handspring may also fail to approve the Handspring merger at their respective stockholder meetings.

If the transaction is not completed, the trading price of Palm common stock may decline. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the transaction, or there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy on a standalone basis. Moreover, Palm has incurred and will incur transaction costs associated with the Handspring merger, including but not limited to legal, banking, consulting, printing and accounting fees which will not be recoverable if the merger transaction does not close. In addition, each of Palm and Handspring have agreed to pay to the other a termination fee if the merger agreement is terminated, under certain specified circumstances. Any delay in the completion of the Handspring merger could diminish the anticipated benefits of the merger, result in additional transaction costs or result in loss of revenue or other effects associated with uncertainty about the transaction.

In connection with the merger agreement, we may be required to loan up to $20.0 million to Handspring to fund its operations. As of June 28, 2003, Handspring’s accumulated deficit was $417.3 million and its net worth was $6.6 million. In addition, Handspring is likely to continue to incur losses in the short-term. If the transaction does not close, the term loans may be subject to a risk of default, and while the loans would be collateralized by all of the assets of Handspring, such assets may not be sufficient to allow Palm to fully recover the loaned funds. Furthermore, the loaned funds could help Handspring in competing against us in various segments of the mobile computing market.

Realizing the benefits of the transaction will depend in part on the integration of technology, operations and personnel. The integration of the companies is a complex, time consuming and expensive process that, without proper planning and implementation, could significantly disrupt our Solutions Group business. We are currently planning this integration process which is diverting the attention of our management and employees and causing us to incur expenses and use cash. If the transaction is not completed, this time and money will not be recoverable. Furthermore, our failure to meet the challenges involved in integrating the operations of our Solutions Group and Handspring in a timely manner, or at all, or otherwise to realize any of the anticipated benefits of the transaction could seriously harm our results of operations.

If we do not externally separate our PalmSource and Solutions Group businesses, our business, results of operations and stock price could suffer.

If we do not distribute our PalmSource common stock to our stockholders, our business may be adversely affected because we may lose current licensees and/or attract fewer new licensees to the Palm OS platform due to concern about lack of independence from the products of our Solutions Group. This could result in the Palm OS platform being less competitive. In addition, we may face challenges managing our two independent businesses in a single company without compromising business opportunities for one business because of potentially conflicting business priorities with the other business. We may also have difficulty attracting and retaining key employees without an external separation. In addition, if the distribution of PalmSource common stock to our stockholders is delayed or not completed, our stock price could decline, and we would not be able to recover the significant costs and diversion of management and employee attention that we have incurred and will continue to incur in planning for and implementing the external separation.

If we fail to develop and introduce new products and services successfully and in a timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end-users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end-users with acceptable prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers. In addition, if we fail to timely develop wireless products that meet carrier product planning cycles, our wireless device sales volumes may be negatively impacted. As a result, our revenues and cost of revenues could be adversely affected.

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

The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to competition, variations in economic conditions, seasonality, changes in consumer and enterprise preferences and relatively short product life cycles. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand could result in costly excess production of inventories or the inability to secure sufficient quantities or cost-effective production of our handheld devices. This could adversely impact our cost of revenues and financial condition.

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease significantly.

Our operating results are difficult to predict. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	changes in consumer and enterprise spending levels;

•	changes in general economic conditions and specific market conditions;

•	changes in consumer and enterprise preferences for our products and services;

•	price and product competition from other handheld devices or other devices with similar functionality;

•	seasonality of demand for our products and services;

•	variations in product costs or the mix of products sold;

•	quality issues with our products;

•	changes in pricing or promotional programs;

•	inability of our third party manufacturers to produce quality products on time;

•	failure to achieve targeted product cost reductions and operating expense reductions;

•	the timely introduction and market acceptance of new products and services;

•	excess inventory or insufficient inventory to meet demand;

•	unpredictability of product introductions by our licensees and market acceptance of such products; and

•	litigation brought against us.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

Economic conditions and increased competition could lead to reduced demand for our products.

The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Economic conditions have created a challenging environment in the PDA market which experienced a decline in unit shipments and value of shipments from calendar year 2001 to 2002, according to IDC, declining average selling prices and increased competition. If conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products that could negatively affect our operating results. This is particularly true with respect to a number of our premium products as they typically carry a list price in excess of $300 and therefore are expensive purchases for many consumers and enterprises.

We rely on third party manufacturers to design and manufacture our handheld devices and third party distribution centers to distribute our handheld devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer.

We outsource all of our manufacturing requirements to third party manufacturers. We depend on them to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues could suffer.

Our device products are currently manufactured by our third party manufacturers at their international facilities, which are primarily located in China. In addition, we have entered into an agreement with a third party manufacturer to manufacture and sell our handheld device products in Brazil. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively impacted. For example, the Severe Acute Respiratory Syndrome (SARS) outbreak in China could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, our revenues, or cost of revenues and results of operations, could be negatively impacted.

We do not have manufacturing agreements with all of the third party manufacturers upon which we rely to manufacture our device products. The absence of a manufacturing agreement means that, with little or no notice, these manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our device products. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. In addition, if these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase.

Our contract distribution facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact the timing of our revenues. As a result of economic conditions or other factors, our distribution facility providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. In addition, we do not have contracts with all of our third party distribution providers. The absence of agreements means that, with little or no notice, these distribution facility providers could refuse to continue to provide warehouse and distribution services for all or some of our devices or change the terms under which they provide such services. Any disruption of distribution facility services could have a negative impact on our revenues and results of operations. For example, in July 2003 we were notified by our largest distribution facility provider, servicing all of the United States and Canada and most of Latin America, that the warehouse and distribution facility that we utilize will be closed and services will be consolidated into another facility within the next few months. If this provider is not able to complete this transition in a timely and seamless manner, delivery of our existing products and the launch of our new Fall products could be adversely affected. Any interruption or delay in delivery of our products could have a significant, adverse impact on our market share, revenues, results of operations and financial condition.

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

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology, and our production or reputation could be seriously harmed if these suppliers were unable to timely meet our demand or technical requirements on a cost effective basis.

Our device products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras and batteries, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

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

We enter into agreements for the development and licensing of third party technology to be incorporated into some of our products. Our ability to release and sell our products could be seriously harmed if the third party technology is not delivered to us in a timely manner or contains errors or defects which are not discovered and fixed prior to release of our products. Our inability to obtain alternative technology could result in damage to our reputation as well as lost revenues and divert our development resources from other business objectives.

We rely on our handheld device products as the primary source of our revenues.

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. For the year ended May 31, 2003, revenues from sales of devices and accessories constituted more than 90% of our consolidated revenues.

According to IDC, from calendar year 2001 to calendar year 2002, the market for handheld devices has declined and we derive substantially all of our revenues from this market. If this market fails to return to growth or continues to decline, our results of operations and our growth potential could be negatively impacted. Our proposed acquisition of Handspring, which is risky, is an effort to expand into a new product market. However, the Handspring merger may not be completed or be successful and, regardless of whether the Handspring merger is completed or successful, we may not have sufficient cash, resources, capacity or experience to expand into other markets successfully, or at all.

We rely on distributors, retailers and resellers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

Our distributors, retailers and resellers sell products offered by our competitors. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those distributors, retailers and resellers may de-emphasize or decline to carry our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

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

We compete in the handheld device and operating system software markets. The markets for these products and services are highly competitive, and we expect increased competition in the future, particularly as companies from various established industry segments, such as mobile handset, personal computer and consumer electronics, increasingly develop and market products that compete with us. Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets. In addition, many of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products. They may also be better able to withstand lower prices in order to gain market share at our expense. Finally, these competitors bring with them customer loyalties, and such loyalties may limit our ability to attract new users despite superior product offerings.

Our handheld computing devices compete with a variety of handheld computing products. Our principal handheld device competitors include:

•	personal computer companies which also develop and sell handheld computing products, such as Acer, Dell, Hewlett-Packard and Toshiba;

•	consumer electronics companies which also develop and sell handheld computing products, such as Casio, Sharp and Sony;

•	Research In Motion Limited (“RIM”), a leading provider of wireless email, instant messaging and Internet connectivity;

•	mobile handset manufacturers which also develop and sell wireless handheld and smartphone products such as Audiovox, Ericsson, Handspring, HTC Corporation, Kyocera, LG Motorola, Nokia, Samsung, Sanyo and Sony-Ericsson; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Good Technology.

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

The separation of our Solutions Group and PalmSource businesses into two independent companies may result in more competition for our Solutions Group’s handheld devices as PalmSource may license the Palm OS to companies who compete directly or indirectly with our Solutions Group’s business. For example, PalmSource has a license agreement with Sony and has recently signed Palm OS license agreements with HuneTech, Lenovo (formerly known as Legend) and Group Sense (International) Limited, located in the Asia Pacific region. If the revenues and gross margins of our Solutions Group business suffer because of competition from licensees of the Palm OS platform, our revenues and results of operations could be negatively impacted.

Our Palm OS platform competes in the operating system software and services markets. The markets for these products and services are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft and Symbian. Microsoft has substantially more resources than we do and has the ability to impact interoperability with their desktop operating systems and software. Symbian is supported by companies such as Nokia and Sony-Ericsson and has a significant portion of the worldwide smartphone market that is important to our future success. Additionally, there are proprietary operating systems, open source operating systems, such as Linux, and other software technologies, such as Java and RIM’s licensed technology, which could be integrated into devices that compete with Palm Powered devices. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may provide additional or better functionality than we do, or may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and the third-party developer community, which could attract the attention of influential user segments. In addition, if Microsoft or other competitors’ actions were to disrupt the interoperability of Palm Powered devices, the marketability and market share of Palm OS and Palm Branded devices could be adversely affected.

Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products could reduce the sales and market acceptance of our products, cause intense price competition or could make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Our Palm OS platform and handheld devices may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims.

Our Palm OS platform and our devices are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required by law in some countries to provide a two-year warranty for certain defects. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device and operating system markets. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims, which could harm our business, revenues, cost of revenues and financial condition.

If we are unable to obtain key technology from third parties on a timely basis free from errors or defects, we may have to cancel or delay the release of certain features in our Palm OS platform and handheld device product shipments or incur increased costs.

We license third-party software for use in the Palm OS platform and handheld device products, as well as to provide software development tools to enable applications to be written for our Palm OS platform. In addition to third-party licensed software, we may enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for our Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business or results of operations. Furthermore, a third-party developer or joint developer may improperly use or disclose the software we include in the Palm OS platform or handheld device products, which could adversely affect our competitive position.

In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available. If we are unable to offer technology that our licensees need to build successful Palm Powered products, which we obtain by licensing the technology from third parties or developing it internally, then our business may suffer.

For example, we recently modified the Graffiti handwriting recognition system in our Palm OS, which now includes a subcomponent of the Jot technology we license from the Communication Intelligence Corporation (“CIC”). If the technology we license from CIC contains errors or defects or cannot be seamlessly integrated into the products of our licensees, our licensees’ ability to market their products may be delayed or cancelled. Further, should we be required to license the Jot technology after expiration or termination of the Jot license, we may be unable to renegotiate the license on favorable terms or obtain alternative technology from another third party, which may require us to license other third-party solutions or develop aspects of the functionality ourselves. Any of these events may result in higher licensing costs to us and delay the shipment of products based on Palm OS, which could adversely affect our business, results of operations and financial condition.

We have internally separated our business into two independent businesses by transferring our Palm OS and licensing business to our PalmSource subsidiary. If we fail to manage our separate businesses effectively, our on-going business prospects and overall financial performance may suffer.

In December 2001, we internally separated our business into two independent businesses and formed our PalmSource subsidiary to hold our Palm OS platform and licensing business with the intent to make PalmSource an independent public company in 2003. The two independent businesses may fail to sustain efficient operations or successfully implement their business strategies. The implementation of the two independent business strategies may result in actions or decisions that are unfavorable to the other business. For example, in order for PalmSource to diversify its revenue, it may focus its development efforts on functionality that does not match the direction or needs of the Solutions Group. Failure to effectively manage two independent business operations could cause a decline in our revenues, compromise our on-going business prospects and impair our overall financial performance.

PalmSource currently derives its revenue from a small number of licensees of Palm OS, and the failure of one or more of them to sustain sales of Palm Powered products from which PalmSource derives revenue could significantly harm PalmSource’s future business prospects.

PalmSource currently derives its revenue from a small number of licensees of Palm OS. Revenue from the Solutions Group was $43.4 million, or 62.0% of revenues, in fiscal year 2002 and $39.3 million, or 53.5% of revenues, in fiscal year 2003. Revenue from Sony was $5.3 million, or 7.5% of revenue, in fiscal year 2002 and

$11.2 million, or 15.3% of revenue, in fiscal year 2003. Revenue from Handspring was $10.0 million, or 14.3% of revenue, in fiscal year 2002 and $6.4 million, or 8.7% of revenues, in fiscal year 2003. Although PalmSource recently expanded its number of licensees, many of these new licensees have yet to introduce products on the market or sell significant numbers of units based on Palm OS. Additionally, the combination of Palm Solutions Group and Handspring will increase the concentration of PalmSource’s customers. PalmSource expects that Palm Solutions Group and Sony will continue to account for a substantial portion of its revenue for the foreseeable future. If revenues from either Palm Solutions Group or Sony do not grow as PalmSource anticipates, if either of them decide to not incorporate Palm OS into their future products, or if Palm Solutions Group experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, PalmSource will have to significantly reduce its expenses or increase its revenue from other sources in order to stay in business. The term of PalmSource’s license agreement with Palm Solutions Group will expire in December 2006, its license arrangement with Sony will expire in October 2012 and its license agreement with Handspring will be terminated following the Handspring merger. Nothing restricts these licensees from competing with PalmSource or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to PalmSource. Once these license arrangements expire, PalmSource may not be able to renegotiate them on favorable terms, if at all. If PalmSource does not continue to generate significant revenues from Palm Solutions Group or Sony or if PalmSource is unable to generate an increased percentage of its revenues from other licensees, PalmSource’s business, results of operations and financial condition will be significantly harmed.

If we do not deliver the wireless functionality and solutions that the market desires or if we fail to provide wireless devices on additional domestic and international carrier networks, our results of operations could suffer.

We must continue to develop solutions to compete in the evolving wireless space, which includes solutions for WAN with carriers, LAN with 802.11 or similar technology and PAN with Bluetooth or similar technology. The success of these products is in part based upon the broader adoption of the underlying wireless technology and because the wireless market is still evolving, we cannot be assured which wireless technologies will be broadly adopted. While we currently have offerings in each of these areas, we cannot assure that there will be demand for our wireless solutions or that individuals will widely adopt our handheld devices as a means of accessing wireless services. We are reliant on pricing plans put into effect by carriers. If carriers charge above a rate consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

The success of our WAN based product, Tungsten W, as well as any future wireless products, is highly dependent on our ability to establish new relationships and build on our existing relationships with strategic domestic and international wireless carriers. We cannot assure that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these carriers will act in a manner that will promote the success of our Tungsten W. For example, service for our GSM/GPRS-based Tungsten W in the United States is only offered on the AT&T Wireless network. If AT&T Wireless should stop providing service for this product, our revenues would be adversely impacted. In addition, wireless products are subject to lengthy certification processes with wireless carriers and governmental or regulatory authorities. These certification requirements could delay the offering of the Tungsten W on additional carrier networks and delay the introduction of future wireless products.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel.

Our future success depends on our ability to attract and retain highly skilled personnel. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. If we fail to provide competitive compensation to our employees, we may be unable to retain them. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of who have been granted stock options.

Palm’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans. Proposed accounting rules concerning the expensing of stock options may cause us to reevaluate our use of stock options as an employee incentive. Our ability to hire, retain and motivate our personnel may suffer as a result.

In addition, many key personnel and executives hold options that have exercise prices per share that are significantly above the market price of our common stock and the number of shares available for new option grants is limited. We may find it difficult to provide competitive stock option grants and the ability to hire, retain and motivate key personnel may suffer.

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

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in our markets. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers or Palm OS platform licensees. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against development and sale or our products.

For information concerning pending matters, see “Legal Proceedings” in Item 3 of Part I of this Form 10-K.

If Palm is unsuccessful in its litigation with Xerox, our business, results of operations and financial condition could be significantly harmed and our licensees may not be able to ship products with Graffiti handwriting recognition software.

We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld computers operating the Palm OS.

We cannot assure you that Palm will be successful in the litigation. If we are not successful, we may be required to pay Xerox significant damages or license fees or pay significant amounts with respect to Palm OS licensees for their losses. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. Accordingly, if Xerox is successful, our business, results of operations and financial condition would be significantly harmed and we may be rendered insolvent. In addition, Xerox might again seek an injunction preventing us or Palm OS licensees from offering products with Palm OS with Graffiti handwriting recognition software. We and our licensees have largely transitioned our products to a handwriting recognition software that does not use Graffiti.

For information concerning pending matters, see “Legal Proceedings” in Item 3 of Part I of this Form 10-K.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology and other intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

Our pending patent and trademark applications for registration may not be allowed, or others may challenge the validity or scope of our patents or trademarks, including patent or trademark applications or registrations. Even if our patents or trademark registrations are issued and maintained, these patents or trademarks may not be of adequate scope or benefit to us or may be held invalid and unenforceable against third parties.

We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating the business. Despite our efforts, we may not be able to detect infringement and may lose competitive position in the market before we do so. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

In the past, there have been leaks of proprietary information associated with our intellectual property. We have implemented a security plan to reduce the risk of future leaks of proprietary information. We may not be successful in preventing those responsible for past leaks of proprietary information from using our technology to produce competing products or in preventing future leaks of proprietary information. The unauthorized use of our technology or of our proprietary information by competitors could have a material adverse effect on our ability to sell our products.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard a proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business.

We have an international presence in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target countries with large populations and propensities for adopting new technologies. However, many of these targeted countries do not prevent misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we are active may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims and could be subject to significant damages or remedies.

In the course of our business, we occasionally receive consumer protection claims, general commercial claims related to the conduct of our business and the performance of our products and services and other litigation claims. Any litigation regarding these consumer, commercial and other claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

For information concerning pending matters, see “Legal Proceedings” in Item 3 of Part I of this Form 10-K.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;.

In addition, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business and results of operations could be harmed by decreases in demand for our products or reductions in margins.

While we sell our products worldwide, one component of our strategy is to expand our sales efforts in China and other countries with large populations and propensities for adopting new technologies. We have limited experience with sales and marketing in some of these countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our results of operations and business growth could be harmed.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

We have announced the proposed Handspring merger and we have made acquisitions in the past, notably ThinAirApps, Inc., certain assets of Be Incorporated, peanutpress.com, Inc., WeSync.com, Inc., AnyDay.com, Inc. and Actual Software Corporation. We will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or additional industry expertise as they arise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities. In addition, we have made strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

We may need or find it advisable to seek additional funding which may not be available and which may result in dilution of the value of our common stock.

We currently believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We could be required to seek additional funding if our expectations are not met. Even if our expectations are met, we may find it advisable to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business and financial condition. In addition, if funds are available, the result of our issuing equity securities could dilute the value of shares of our common stock and cause the market price to fall and the result of issuing debt securities could be restrictive covenants which could impair our ability to engage in certain business transactions.

We own land that is not currently being utilized in our business. If our expected ability to ultimately recover the carrying value of this land is impaired, we would incur a non-cash charge to operations.

We own approximately 39 acres of land in San Jose, California which we do not plan to develop. In the third quarter of fiscal year 2003, we reported an impairment charge to adjust the carrying cost of the land to its then current fair market value. While we currently have no immediate plans to sell this property, a future sale or other disposition of the land at less than its carrying value, or a further deterioration in market values that impacts our expected recoverable value, would result in a non-cash charge which would negatively impact our results of operations.

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

Wars, terrorist attacks or other threats beyond our control could have an adverse impact on the United States and world economy in general and consumer confidence and spending in particular, which could harm our revenues and results of operations.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires stockholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our common stock price may be subject to significant fluctuations and volatility.

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as new product announcements, acquisitions or restructurings;

•	actions by institutional stockholders or financial analysts;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

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

Our Board of Directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock outstanding as of November 6, 2000. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise thereof shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10 percent from levels at May 31, 2003 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net of gains and losses from these contracts and the revaluation of the foreign denominated assets and liabilities was a gain (loss) of $0.3 million, $(1.0) million and $0.5 million in fiscal years 2003, 2002 and 2001, respectively, and is included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense).

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

The accompanying consolidated financial statements are audited by Deloitte & Touche LLP, independent auditors, and such independent auditors’ report is included in this Annual Report on Form 10-K on page 60.

By:	/s/ ERIC A. BENHAMOU	By:	/s/ JUDY BRUNER
	Eric A. Benhamou Chairman and Chief Executive Officer		Judy Bruner Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Palm, Inc.:

We have audited the consolidated balance sheets of Palm, Inc. and its subsidiaries (“the Company”) as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Palm, Inc. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

June 20, 2003, except for Note 20, which is as of August 29, 2003

Palm, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended May 31,
	2003	2002	2001
Revenues	$871,946	$1,030,831	$1,559,312
Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	591,329	745,525	1,060,878
Cost of revenues—charge (benefit) for special excess inventory and related costs	—	(101,844)	268,930
Sales and marketing	177,903	237,225	337,275
Research and development	110,611	141,698	159,050
General and administrative	50,179	56,444	87,842
Amortization of goodwill and intangible assets (*)	6,069	12,531	37,321
Separation costs	9,282	1,542	5,468
Impairment charges	102,540	—	106,669
Restructuring charges	39,488	46,553	60,888
Purchased in-process technology	—	—	1,063

Total costs and operating expenses	1,087,401	1,139,674	2,125,384
Operating loss	(215,455)	(108,843)	(566,072)
Interest and other income (expense), net	(2,129)	938	41,881

Loss before income taxes	(217,584)	(107,905)	(524,191)
Income tax provision (benefit)	224,998	(25,737)	(167,715)

Net loss	$(442,582)	$(82,168)	$(356,476)

Net loss per share:
Basic and diluted	$(15.23)	$(2.87)	$(12.59)

Shares used in computing net loss per share:
Basic and diluted	29,069	28,640	28,307

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$5,164	$6,306	$4,135
Sales and marketing	—	11	529
Research and development	775	6,137	32,609
General and administrative	130	77	48

Total amortization of goodwill and intangible assets	$6,069	$12,531	$37,321

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	May 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$242,432	$278,547
Short-term investments	—	17,970
Accounts receivable, net of allowance for doubtful accounts of $4,645 and $8,485, respectively	97,437	63,551
Inventories	22,748	55,004
Deferred income taxes	—	48,985
Prepaids and other	8,406	14,122

Total current assets	371,023	478,179

Restricted investments	2,619	2,326
Land not in use	60,000	160,000
Property and equipment, net	34,622	51,556
Goodwill, net	68,785	68,785
Intangible assets, net	976	9,585
Deferred income taxes	34,800	205,440
Other assets	3,801	13,225

Total assets	$576,626	$989,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,037	$88,909
Accrued restructuring	35,235	35,512
Other accrued liabilities	119,074	108,577

Total current liabilities	237,346	232,998

Non-current liabilities:
Long-term convertible debt	50,000	50,000
Deferred revenue and other	13,494	15,250

Minority interest in consolidated subsidiary	20,000	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 29,230 shares and 28,960 shares, respectively	29	29
Additional paid-in capital	1,123,819	1,122,674
Unamortized deferred stock-based compensation	(508)	(5,743)
Accumulated deficit	(868,789)	(426,207)
Accumulated other comprehensive income	1,235	95

Total stockholders’ equity	255,786	690,848

Total liabilities and stockholders’ equity	$576,626	$989,096

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Unamortized Deferred Stock-based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 1, 2000	$28	$1,032,986	$(16,053)	$12,437	$(210)	$1,029,188
Components of comprehensive loss:
Net loss	—	—	—	(356,476)	—	(356,476)
Net unrealized gain on available-for-sale investments	—	—	—	—	411	411
Accumulated translation adjustments	—	—	—	—	23	23

Total comprehensive loss	—	—	—	—	—	(356,042)

Common stock issued under stock plans	—	30,343	(2,848)	—	—	27,495
Options assumed in conjunction with acquisitions	—	10,501	(2,759)	—	—	7,742
Warrants issued in conjunction with purchase agreement	—	3,842	—	—	—	3,842
Stock-based compensation expense	—	—	6,731	—	—	6,731
Tax benefit from employee stock options	—	15,196	—	—	—	15,196

Balances, May 31, 2001	28	1,092,868	(14,929)	(344,039)	224	734,152
Components of comprehensive loss:
Net loss	—	—	—	(82,168)	—	(82,168)
Net unrealized loss on available-for-sale investments	—	—	—	—	(573)	(573)
Recognized losses included in earnings	—	—	—	—	119	119
Accumulated translation adjustments	—	—	—	—	325	325

Total comprehensive loss	—	—	—	—	—	(82,297)

Common stock issued:
Under stock plans, net	—	3,495	(1,166)	—	—	2,329
Private placements	—	959	—	—	—	959
Common stock issued and options assumed in conjunction with acquisitions	1	29,861	—	—	—	29,862
Stock-based compensation expense	—	12	5,831	—	—	5,843
Cancelled restricted stock grants related to terminated employees	—	(4,521)	4,521	—	—	—

Balances, May 31, 2002	29	1,122,674	(5,743)	(426,207)	95	690,848
Components of comprehensive loss:
Net loss	—	—	—	(442,582)	—	(442,582)
Net unrealized loss on available-for-sale investments	—	—	—	—	(1,707)	(1,707)
Recognized losses included in earnings	—	—	—	—	1,747	1,747
Accumulated translation adjustments	—	—	—	—	1,100	1,100

Total comprehensive loss	—	—	—	—	—	(441,442)

Common stock issued under stock plans, net	—	3,104	(627)	—	—	2,477
Stock-based compensation expense	—	—	3,903	—	—	3,903
Cancelled restricted stock grants related to terminated employees	—	(1,959)	1,959	—	—	—

Balances, May 31, 2003	$29	$1,123,819	$(508)	$(868,789)	$1,235	$255,786

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended May 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(442,582)	$(82,168)	$(356,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,353	28,289	13,991
Amortization	11,252	19,654	47,135
Deferred income taxes	219,625	(7,581)	(213,467)
Impairment charges	102,540	—	106,669
Recognized loss on equity investments	6,953	5,110	—
Purchased in-process technology	—	—	1,063
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(33,886)	51,854	7,699
Inventories	32,256	52,496	(83,756)
Prepaids and other	4,892	(3,653)	1,302
Accounts payable	(5,872)	(149,326)	110,800
Accrued restructuring	4,728	6,079	32,399
Tax benefit from employee stock options	—	—	15,196
Other accrued liabilities	9,841	(173,342)	153,085

Net cash used in operating activities	(63,900)	(252,588)	(164,360)

Cash flows from investing activities:
Purchase of land	—	—	(219,015)
Purchases of property and equipment	(11,369)	(16,169)	(66,422)
Purchases of short-term investments	(9,841)	(17,970)	—
Maturities and sales of short-term investments	27,811	—	—
Acquisitions of businesses, net of cash acquired	—	43	(111,382)
Purchases of equity investments	(1,000)	—	(12,880)
Purchases of restricted investments	(293)	(1,826)	(241,860)
Sale of restricted investments	—	—	241,360

Net cash provided by (used in) investing activities	5,308	(35,922)	(410,199)

Cash flows from financing activities:
Issuance of common stock	2,477	3,288	27,495
Issuance of preferred stock of consolidated subsidiary	20,000	—	—
Issuance of convertible debt	—	50,000	—
Repayment of debt from businesses acquired	—	—	(1,295)

Net cash provided by financing activities	22,477	53,288	26,200

Change in cash and cash equivalents	(36,115)	(235,222)	(548,359)
Cash and cash equivalents, beginning of period	278,547	513,769	1,062,128

Cash and cash equivalents, end of period	$242,432	$278,547	$513,769

Other cash flow information:
Cash refund (paid) for income taxes	$(2,808)	$16,137	$(16,094)

Cash paid for interest	$(2,696)	$(147)	$(40)

Non-cash investing and financing activities are as follows:
Fair value of stock options assumed in business combination	$—	$255	$10,501

Issuance of warrants	$—	$—	$3,842

Common stock issued for acquisition of businesses	$—	$29,607	$—

Acquisition of property and equipment through capital lease	$—	$2,436	$—

See notes to consolidated financial statements.

Palm, Inc.

Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

Palm, Inc. (“Palm” or “the Company”) develops, markets and sells a family of handheld computing device products, licenses the Palm operating system (“Palm OS”) to other device and information appliance manufacturers and offers a wireless access service.

Palm was founded in 1992 as Palm Computing, Inc. In 1995, it was acquired by U.S. Robotics Corporation. In 1997, 3Com Corporation (“3Com”) acquired U.S. Robotics, and in 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was reincorporated in Delaware in December 1999. Palm’s legal separation from 3Com occurred on February 26, 2000 (“Separation Date”), at which time Palm began to operate independently from 3Com. In March 2000, approximately 6% of the shares of Palm common stock were sold in an initial public offering and concurrent private placements, and in July 2000, 3Com distributed the remaining shares of Palm common stock it owned, approximately 94% of Palm’s common stock outstanding, to 3Com’s stockholders. In December 2001, Palm formed PalmSource, Inc., a stand-alone subsidiary for its operating system business, and subsequently announced its intent to establish PalmSource, Inc. (PalmSource) as an independent, publicly traded company.

Palm is organized into two operating segments—PalmSource and the Solutions Group. In the first quarter of fiscal year 2002, Palm announced its strategy to separate its Palm OS business (PalmSource) and its device business (the Solutions Group) into two independent companies. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders. On June 4, 2003, Palm entered into an agreement for a transaction in which Palm will distribute, on a pro rata basis to its existing stockholders, all of the shares of PalmSource, Inc. common stock it owns; and immediately following the PalmSource distribution, Palm will acquire Handspring, Inc. (“Handspring”), and Handspring stockholders will receive Palm common stock in exchange for their Handspring common stock. In the PalmSource distribution, the 10.0 million shares (as recapitalized via PalmSource’s one-for-five reverse stock split to take effect prior to the distribution date) of PalmSource common stock held by Palm will be distributed to existing Palm stockholders on a pro rata basis. The final exchange ratio for the PalmSource distribution will be determined based on the number of shares of Palm common stock outstanding at the distribution date. In the Handspring merger, the stockholders of Handspring will receive 0.09 of a share of Palm common stock for each share of Handspring common stock held (an aggregate of approximately 13.4 million shares of Palm common stock, based on the number of shares of Handspring common stock outstanding at June 28, 2003, Handspring’s fiscal year end). The closing of the transaction effecting the PalmSource distribution and the Handspring merger is subject to stockholder approval and other customary conditions. (See Note 20 to consolidated financial statements.)

On October 15, 2002, Palm effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split.

Note 2.    Significant Accounting Policies

Fiscal Year

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2003, 2002 and 2001 each contained 52 weeks. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss.

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

The following individual customers accounted for 10% or more of total revenue for the years ended May 31, 2003, 2002 and 2001:

	Years ended May 31,
	2003	2002	2001
Ingram Micro	18%	20%	19%
Tech Data	9%	12%	9%

The following individual customers accounted for 10% or more of total accounts receivable:

	May 31,
	2003	2002	2001
Ingram Micro	22%	26%	24%
Tech Data	12%	14%	8%
Best Buy	8%	10%	10%

Inventories

Inventory purchases and purchase commitments are based upon forecasts of future demand. Palm values its inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If Palm believes that demand no longer allows it to sell its inventory above cost, or at all, then Palm writes down that inventory to market or writes off excess inventory levels.

Restricted Investments

Restricted investments consist of U.S. government obligations and certificates of deposit with maturities of three months or less. These investments are carried at cost, which approximates fair value, and are restricted as to withdrawal. Restricted investments are held in brokerage accounts in Palm’s name.

Land, Property and Equipment

Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years). Land not in use is held at cost, reduced by impairment charges recorded as the result of declines in market value. (See Note 6 to consolidated financial statements.)

Goodwill and Intangible Assets

Palm evaluates the recoverability of goodwill annually, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level, which is the same as the business segment level. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized. Palm believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Equity Investments

Investments in equity securities with readily available fair values are considered available-for-sale and recorded at cost with subsequent unrealized gains or losses included as a component of other comprehensive income. Investments in equity securities whose fair values are not readily available and for which Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to other interest income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including SOP No. 97-2, Software Revenue Recognition, as amended. Palm recognizes revenues from sales of handheld device products upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced based on Palm’s estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience.

Within PalmSource, revenue from software license agreements with manufacturers of handheld devices is generally recognized on a per-unit or volume royalty basis, and any prepaid royalties received under the license agreements are generally deferred and recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. Upfront license fees from subscription license arrangements are generally recognized ratably over the term of the subscription period. Post contract support revenue consists primarily of fees for providing unspecified software updates when and if available and technical support for software products to licensees. Post contract support revenue is deferred and recognized ratably over the term of the agreement.

Within Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered.

Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

Revenue from wireless Internet access service subscriptions is recognized over the service period. Software license revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation.

Advertising

Advertising costs are expensed as incurred and were $67.7 million, $100.1 million and $157.3 million for fiscal years 2003, 2002 and 2001, respectively. Included within total advertising costs are marketing development funds paid to channel customers for which Palm receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenue is recognized.

Warranty Costs

Palm accrues for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known warranty issues.

Restructuring Costs

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), Palm records liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, Palm accrued for restructuring costs when it made a commitment to a firm exit plan that specifically identified all significant actions to be taken. Palm records initial restructuring charges based on assumptions and related estimates it deems appropriate for the economic environment at the time these estimates are made. Palm reassesses restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and records new restructuring accruals as liabilities are incurred.

Separation Costs

Separation costs reflect costs, such as consulting and professional fees, associated with the process of the planned external separation of PalmSource as well as those costs related to Palm’s separation from 3Com.

Income Taxes

Income tax expense (benefit) for the years ended May 31, 2003, 2002 and 2001 is based on pre-tax financial accounting income or loss. Prior to July 27, 2000 (“Distribution Date”), Palm’s operating results were included in certain 3Com consolidated federal, state and foreign income tax returns. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

Foreign Currency Translation

For non-U.S. subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, monthly, at exchange rates as of the balance sheet date, and revenues, expenses, gains and losses are translated, monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments are included as a component of other comprehensive income.

For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates. Gains (losses) resulting from foreign currency translation, net of the effect of related hedging contracts, were $0.3 million, $(1.0) million and

$0.5 million in fiscal years 2003, 2002 and 2001, respectively, and are included in interest and other income (expense) in the consolidated statements of operations.

Derivative Instruments

Palm conducts business on a global basis in several currencies. As such, Palm is exposed to movements in foreign currency exchange rates. Palm enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. Gains and losses on the contracts are included in interest and other income (expense) in the consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. Palm’s foreign exchange forward contracts relate to current assets and liabilities and generally mature within 30 days. Palm did not hold derivative financial instruments for trading purposes during the years ended May 31, 2003, 2002 and 2001.

Stock-Based Compensation

Palm has employee stock plans, which are described more fully in Note 13 to consolidated financial statements. The Company accounts for its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Palm accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

Under APB No. 25, the Company generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees under its stock option plan, collectively called “options.” Concurrently, the Company’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.

Pursuant to FIN No. 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option valuation model. The fair value of the assumed options is included as part of the purchase price. The intrinsic value attributable to the unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the related options.

The following table illustrates the effect on net loss and net loss per share if Palm had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123. For the purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Years ended May 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(442,582)	$(82,168)	$(356,476)
Add: Stock based compensation included in reported net loss, net of related tax effects	3,903	5,843	6,731
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(41,758)	(110,441)	(152,629)

Pro forma net loss	$(480,437)	$(186,766)	$(502,374)

Net loss per share, as reported—basic and diluted	$(15.23)	$(2.87)	$(12.59)

Pro forma net loss per share—basic and diluted	$(16.53)	$(6.52)	$(17.75)

SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by Palm employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options. See Note 13 to consolidated financial statements for a discussion of the assumptions used in the option valuation model and estimated fair value for employee stock options.

Net Loss Per Share

Basic and diluted net loss per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding, because the effect of stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the years ended May 31, 2003, 2002 and 2001, approximately 54,000, 15,000 and 142,000 common equivalent shares were excluded from the computations of dilutive net loss per share, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss plus net unrealized gain (loss) on investments, recognized losses included in earnings and accumulated foreign currency translation adjustments.

Effects of Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Palm adopted FIN No. 45 during the quarter ended February 28, 2003, which did not have an impact on the Company’s historical financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, an amendment of SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002, which, for Palm, will be the quarter ended August 31, 2003. The adoption of SFAS No. 148 did not have an impact on the Company’s historical financial position or results of operations.

In April, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 will not have an impact on the Company’s historical financial position or results of operations.

In May, 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for Palm is the quarter ended November 30, 2003. The adoption of SFAS No. 150 will not have an impact on the Company’s historical financial position or results of operations.

Note 3.    Business Combinations

In December 2001, Palm completed its acquisition of ThinAirApps, Inc. (“ThinAirApps”). The total purchase price of $19.7 million consisted of $18.6 million of Palm common stock (262,519 shares issued based on the average stock price for the five trading days ended on December 17, 2001), $0.3 million of stock options assumed and $0.8 million of direct transaction costs. ThinAirApps was a privately–held, New York-based developer of software enabling secure wireless access to corporate email and other critical enterprise data. As a result of the acquisition, Palm expected to benefit from the licensing of ThinAirApps’ software technology and the addition of engineers to the Solutions Group business, in addition to possibly integrating ThinAirApps’ technology into future versions of Palm’s products to enhance secure wireless access capabilities. Intangible assets are being amortized over periods ranging from two to four years. This transaction is being accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. The goodwill for this acquisition is not deductible for tax purposes. During the third quarter of fiscal year 2003, Palm recorded an impairment charge of $2.5 million, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to the core technology acquired from ThinAirApps.

In November 2001, Palm completed its purchase of specified assets of Be Incorporated (“Be”), including substantially all of Be’s intellectual property and other technology assets. The total purchase price of

$12.2 million consisted of $11.0 million of Palm common stock (205,223 shares issued based on the closing stock price on November 12, 2001) and $1.2 million of direct transaction costs. Be was a provider of software solutions designed specifically for Internet appliances and digital media. In addition to the asset purchase, Palm hired a substantial majority of Be’s engineers to work for PalmSource. Potential benefits of the acquisition include the possibility of integrating Be’s operating system technology into future versions of the Palm OS to provide greater Internet, communications and multimedia capability. Intangible assets are being amortized over periods ranging from two to four years. This transaction is being accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. The goodwill for this acquisition is deductible for tax purposes.

In March 2001, Palm completed the acquisition of peanutpress.com, Inc. (“peanutpress”). The total purchase price of $5.3 million consisted of $5.0 million of cash and $0.3 million of direct transaction costs. Total liabilities assumed in the transaction of $0.1 million included accounts payable, accrued liabilities and contractual commitments. Approximately $0.2 million of the purchase price of peanutpress represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. Peanutpress was a provider of an eBook reader and eBooks. Peanutpress developed, archived, hosted, and securely distributed eBook collections on behalf of publishers of books. Intangible assets are being amortized over periods ranging from two to four years. This acquisition was accounted for using the purchase method of accounting under APB No. 16, Business Combinations.

In December 2000, Palm completed the acquisition of WeSync.com, Inc. (“WeSync”). The total purchase price of $46.1 million consisted of $39.5 million of cash, $5.8 million of stock options assumed and direct transaction costs of $0.8 million. Total liabilities assumed in the transaction of $1.2 million included accounts payable, accrued liabilities and contractual commitments. WeSync was a provider of wireless synchronization technologies. WeSync’s technologies enabled work and personal groups using the Company’s web-based service to share and synchronize changes to calendars and contacts on Palm Powered handhelds and PCs. Intangible assets are being amortized over periods ranging from two to four years. This acquisition was accounted for using the purchase method of accounting under APB No. 16, Business Combinations.

In June 2000, Palm completed the acquisition of AnyDay.com, Inc. (“AnyDay”). The total purchase price of $85.7 million consisted of $71.4 million of cash, $4.7 million of stock options assumed, $9.2 million of contractual commitments and $0.4 million of direct transaction costs. Total liabilities assumed in the transaction of $13.7 million included accounts payable, accrued liabilities, contractual commitments and long-term debt. Approximately $0.9 million of the purchase price of AnyDay represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. AnyDay was a provider of an Internet-based time management solution. AnyDay’s solution extended the capabilities of the online calendar with group organizing, events directory and integrated email scheduling system. This acquisition was accounted for using the purchase method of accounting under APB No. 16, Business Combinations. During the fourth quarter of fiscal year 2001, Palm recorded an impairment charge of $47.7 million related to the goodwill and intangible assets of the AnyDay acquisition based upon an impairment analysis necessitated by evolving market conditions that indicated that the carrying amounts of long-lived assets acquired might not be fully recoverable through undiscounted future operating cash flows.

The original purchase prices were allocated based on the valuation, generally using a discounted cash flow approach, of purchased core technology, purchased in-process technology, non-compete covenants, assembled workforce and other identifiable intangible assets as follows (in thousands):

	ThinAir Apps	Be	peanutpress	WeSync	AnyDay
Core technology	$3,810	$800	$940	$6,280	$5,200
Non-compete covenants	—	780	90	60	11,829
Assembled workforce	—	—	480	710	2,020
Publisher relationships	—	—	710	—	—
Membership base	—	—	—	—	1,250
Purchased in-process technology	—	—	210	—	853
Net tangible assets	468	—	77	—	2,326
Deferred stock-based compensation	—	—	—	2,759	—
Deferred tax liability	1,565	—	—	(2,642)	(3,089)
Goodwill	13,815	10,570	2,782	38,982	65,282

Purchase price	$19,658	$12,150	$5,289	$46,149	$85,671

Note 4.    Cash and Available-For-Sale and Restricted Investments

The Company’s available-for-sale and restricted investments are as follows (in thousands):

	May 31, 2003			May 31, 2002
	Adjusted Cost	Unrealized Gain (Loss)	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$31,927	$—	$31,927	$8,263	$—	$8,263
Cash equivalents:
Money market funds	49,605	—	49,605	73,936	—	73,936
State and local government obligations	117,900	—	117,900	94,448	—	94,448
Corporate notes/bonds	33,000	—	33,000	98,900	—	98,900
Foreign corporate notes/bonds	10,000	—	10,000	3,000	—	3,000

	210,505	—	210,505	270,284	—	270,284

Total cash and cash equivalents	$242,432	$—	$242,432	$278,547	$—	$278,547

Short-term investments:
Corporate notes/bonds	$—	$—	$—	$17,987	$(17)	$17,970

Equity investments in publicly traded companies	$463	$—	$463	$35	$(26)	$9

Restricted investments:
U.S. government agency obligations	$1,722	$—	$1,722	$1,551	$—	$1,551
Certificates of deposit	897	—	897	775	—	775

	$2,619	$—	$2,619	$2,326	$—	$2,326

Note 5.    Inventories

Inventories consist of the following (in thousands):

	May 31,
	2003	2002
Finished goods	$16,835	$35,995
Work in process and raw materials	5,913	19,009

	$22,748	$55,004

Note 6.    Land not in use

The land, approximately 39 acres located in San Jose, California, was land on which Palm had previously planned to build its new corporate headquarters. At the initiation of a seven-year master lease agreement during the second quarter of fiscal year 2001, the lessor acquired the land for Palm’s future headquarters. Due to the uncertain economic environment and changes to its business, in the fourth quarter of fiscal year 2001, Palm decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement, Palm was required to exercise its option to purchase the land from the lessor at the lessor’s full initial purchase price. As a result, in the fourth quarter of fiscal year 2001, Palm incurred an impairment charge of $59.0 million related to the land, consisting of the difference in the value of the land at that date and Palm’s purchase price. The land was classified as held for sale as of May 31, 2001 but ceased to be actively marketed during fiscal year 2002 and was reclassified as land not in use. During the third quarter of the year ended May 31, 2003, Palm incurred an additional impairment charge of $100.0 million related to the land. Market conditions for commercial real estate in the Silicon Valley have further deteriorated since the land was acquired in May 2001 and the Company determined that it would not expect to hold the land as long as would be required to realize a $160.0 million carrying value. As a result the Company reviewed the carrying value of the land for impairment. Accordingly, Palm has adjusted the carrying value of the land to its fair market value at February 2003 of $60.0 million. The Company currently has no plans to sell the land within the next twelve months.

Note 7.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31,
	2003	2002
Equipment and internal use software	$89,340	$85,692
Leasehold improvements	4,558	2,519
Furniture and fixtures	4,129	5,087

Total	98,027	93,298
Accumulated depreciation and amortization	(63,405)	(41,742)

	$34,622	$51,556

Note 8.    Goodwill

Palm adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of the first day of fiscal year 2002. As defined by SFAS No. 142, the Company identified two reporting units—the Solutions Group and PalmSource, which constitute components of Palm’s business that include goodwill. During the fourth quarter of fiscal year 2003, Palm completed its annual impairment test, and there was no impairment indicated.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Solutions Group	PalmSource	Total
Balances, May 31, 2001	$3,680	$39,489	$43,169
SFAS No. 142 adjustment, net of deferred income taxes	636	595	1,231

Balances, June 1, 2001	4,316	40,084	44,400
Goodwill acquired during the period	13,815	10,570	24,385
Goodwill transferred between reporting units	(3,040)	3,040	—

Balances, May 31, 2002	15,091	53,694	68,785
Goodwill transferred between reporting units	(1,276)	1,276	—

Balances, May 31, 2003	$13,815	$54,970	$68,785

During the year ended May 31, 2003, the assets, including goodwill, related to Palm’s email software for the Palm OS operating system that were previously included in Solutions Group were contributed to, and are now included in, PalmSource. During the year ended May 31, 2002, the assets and liabilities, including goodwill, related to Palm’s digital media business that were previously included in Solutions Group were contributed to, and are now included in, PalmSource.

Had the provisions of SFAS No. 142 been applied for the year ended May 31, 2001, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share amounts):

Year ended May 31, 2001
Net loss, as reported	$(356,476)
Add back amortization:
Goodwill	23,520
Acquired workforce	1,618
Related income tax effect	(782)

Adjusted net loss	$(332,120)

Net loss per share—basic and diluted, as reported	$(12.59)
Add back amortization of goodwill, acquired workforce and related income tax effect	0.86

Adjusted net loss per share—basic and diluted	$(11.73)

Note 9.    Intangible Assets

Intangible assets consist of the following (in thousands):

		May 31, 2003				May 31, 2002
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	24-48 months	$18,659	$(15,493)	$(2,540)	$626	$18,659	$(10,565)	$8,094
Non-compete covenants	6-24 months	12,759	(12,596)	—	163	12,759	(11,692)	1,067
Other	36 months	710	(523)	—	187	710	(286)	424

		$32,128	$(28,612)	$(2,540)	$976	$32,128	$(22,543)	$9,585

All of Palm’s intangible assets are subject to amortization. Estimated future amortization expense for the fiscal years ending 2004 and 2005 are $0.9 and $0.1 million, respectively.

During the third quarter of fiscal year 2003, the Solutions Group recorded an impairment charge of $2.5 million, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to the core technology acquired from ThinAirApps. The core technology is no longer considered useful, and its carrying value is not considered to be recoverable. The fair value of the core technology was determined using the discounted cash flow method.

Note 10.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2003	2002
Payroll and related expenses	$14,721	$11,967
Rebates	16,051	6,702
Deferred revenue	14,328	11,551
Product warranty	17,911	30,008
Other	56,063	48,349

	$119,074	$108,577

Note 11.    Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through September 2011, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Year ended May 31,	Operating	Capital

2004	$12,638	$891
2005	11,079	149
2006	6,747	—
2007	5,369	—
2008	5,481	—
Thereafter	17,468	—

	$58,782	1,040

Amount related to interest		(41)

Capital lease obligation		$999

Rent expense was $12.0 million, $24.1 million and $19.3 million for fiscal years 2003, 2002 and 2001, respectively. In conjunction with its restructuring activities, the Company is attempting to sublease certain excess space, the proceeds from which would partially offset the Company’s future minimum lease commitments. The estimated sublease income of $25.7 million is not deducted from the above table. (See Note 15 to consolidated financial statements.)

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at an effective conversion price of $92.64 per share. Palm may force a conversion, provided its common stock has traded above $142.65 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note. The proposed PalmSource distribution (see Note 20 to consolidated financial statements) does not represent a significant distribution of assets under terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

During the third quarter of fiscal year 2001, Palm issued to a vendor a fully vested warrant to purchase up to 12,500 shares of common stock at an exercise price of $584.38 per share. On each anniversary date beginning January 2002, 25% of the shares subject to the warrant become exercisable. The warrant expires in January 2006. The fair value of the warrant of $3.8 million was capitalized and is being amortized to cost of revenues over the term of the agreement. The fair value of the warrant was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rate, 4.9%; volatility, 67%; option term, 5 years; dividend yield, 0.0%.

As of May 31, 2003, we had in place an asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. As of May 31, 2003, we had used our credit facility to support the issuance of letters of credit of $4.6 million. In June 2003, the asset-backed borrowing-base credit facility expired. The $4.6 million of letters of credit issued under the credit facility were replaced by new letters of credit collateralized with restricted cash.

In September 2001, PalmSource’s president and chief executive officer received two restricted stock grants in aggregate of 7,500 shares of Palm common stock under a two-year vesting schedule subject to vesting restrictions and a guarantee that the fair market value of the related 7,500 shares of Palm common stock would be at least $2.0 million at September 2003. The guaranteed amount is recorded ratably as compensation expense over the vesting period. If on September 1, 2003 the fair market value is less than $2.0 million, PalmSource’s president and chief executive officer will receive a cash payment, on September 15, 2003, equal to the difference between $2.0 million and the fair market value of 7,500 shares of Palm common stock. As of May 31, 2003, the total fair market value of 7,500 shares of Palm common stock was approximately $0.1 million and $1.7 million is recorded as a liability related to this guarantee.

The Company has patent and license agreements with third party vendors under which the Company is committed to pay $3.7 million, $4.7 million, $2.1 million, $0.5 million, $0.4 million and $0.3 million during the years ended May 31, 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

Palm has a minimum component purchase commitment with a third party under which it could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of May 31, 2003, Palm had outstanding third-party manufacturing commitments and component purchase commitments of approximately $82 million.

As part of the separation agreements with 3Com, Palm agreed to assume liabilities arising out of the Xerox, E-Pass Technologies and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases. (See Note 17 to consolidated financial statements.)

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues.

Changes in the product warranty accrual are as follows (in thousands):

Year ended May 31, 2003
Balance at beginning of period	$30,008
Payments made	(39,626)
Accrual related to product sold during the period	40,414
Change in estimated liability for pre-existing warranties	(12,885)

Balance at end of period	$17,911

Note 12.    Minority Interest in Consolidated Subsidiary

Minority interest in consolidated subsidiary reflects a $20 million investment by Sony Corporation (“Sony”) in PalmSource, giving Sony an ownership position of 6.25% of PalmSource. PalmSource sold an aggregate of 3,333,333 shares of its Series A Preferred Stock at a purchase price of $6.00 per share. Sony has been and continues to be a licensee of the Palm OS owned by PalmSource. Under the terms of a software license agreement between PalmSource and Sony, PalmSource recorded license, royalty and support revenues of  $11.2 million, $5.3 million and $1.2 million for fiscal years 2003, 2002 and 2001, respectively.

Note 13.    Stockholders’ Equity

Preferred Stock

Palm’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at May 31, 2003 and 2002.

Stockholder Rights Plan

In November 2000, the Board of Directors approved a preferred stock rights agreement and issued a dividend of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock for each share of common stock outstanding as of November 6, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of Palm.

Employee Stock Purchase Plan

Palm has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period. As of May 31, 2003, 1,750,000 shares of Palm common stock have been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to 2% of the outstanding shares of common stock on the first day of the fiscal year, or a lesser amount as may be determined by the Board of Directors. During the years ended May 31, 2003, 2002 and 2001, Palm issued approximately 231,000 shares,

107,000 shares and 37,000 shares, respectively, under the employee stock purchase plan. At May 31, 2003, approximately 1,377,000 shares were available for issuance under this plan, which increased to 1,961,000 shares on June 1, 2003 pursuant to the annual plan increase previously described.

Stock Option Plans

Palm has a stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants. Options are generally granted at not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. Palm’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. Certain Palm employees also participated in the 3Com restricted stock plan, and at the Distribution Date, Palm employees who had 3Com restricted stock grants forfeited the unvested portion of their 3Com restricted stock grants. The forfeited unvested shares were replaced by Palm restricted stock grants. During the years ended May 31, 2003, 2002 and 2001, Palm recognized compensation expense of $3,309,000, $4,865,000, and $6,409,000, respectively, related to Palm restricted stock grants. As of May 31, 2003, 4,948,000 shares of common stock have been reserved for issuance under the stock option plan. The stock option plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. At May 31, 2003, approximately 825,000 shares of common stock were available for grant under this plan, which increased to 2,287,000 shares on June 1, 2003 pursuant to the annual plan increase previously described.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding under these plans, there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect the adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as a result of the PalmSource distribution.

Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. As of May 31, 2003, 300,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 273,000 shares of common stock were available for grant. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made.

The following table summarizes the activity under all stock option plans (shares in thousands):

	Years ended May 31,
	2003		2002		2001
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Outstanding at beginning of year	2,327	$239.96	1,701	$471.71	654	$548.95
Granted	2,615	$14.05	1,621	$91.09	1,258	$392.68
Exercised	(18)	$12.96	(2)	$23.46	(71)	$273.15
Cancelled	(903)	$165.48	(993)	$399.43	(140)	$626.32

Outstanding at end of year	4,021	$110.57	2,327	$239.96	1,701	$471.71

Exercisable at end of year	1,882	$183.12	737	$339.37	295	$520.14

Prior to the Separation Date, certain Palm employees had been granted options to purchase 3Com common stock under 3Com’s employee stock option plans. At the Distribution Date, approximately 3,503,000 3Com options held by Palm employees were converted into options to purchase 334,000 shares of Palm common stock and are included in the above schedule as fiscal year 2001 grants.

Information relating to stock options outstanding as of May 31, 2003 is as follows (shares in thousands):

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average contractual life	Number of shares	Weighted average exercise price
			(in years)
$3.80 to $12.10	235	$10.88	9.7	2	$5.85
$12.20 to $13.80	1,797	$13.78	9.3	408	$13.80
$14.00 to $72.80	651	$46.70	8.9	307	$65.39
$74.40 to $104.80	610	$103.73	8.2	562	$104.38
$107.20 to $506.25	442	$248.15	6.9	378	$243.91
$508.30 to $1,338.75	286	$750.63	6.8	225	$748.16

$3.80 to $1,338.75	4,021	$110.57	8.6	1,882	$183.12

SFAS No. 123 Assumptions and Fair Value

The fair value of each option grant during the years ended May 31, 2003, 2002 and 2001 reported above in Note 2 to consolidated financial statements was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years ended May 31,
Assumptions applicable to stock options	2003	2002	2001
Risk-free interest rate	2.4%	3.4%	4.9%
Volatility	100%	100%	77%
Option term (in years)	3.1	2.5	3.1
Dividend yield	0.0%	0.0%	0.0%

	Years ended May 31,
Assumptions applicable to employee stock purchase plan	2003	2002	2001
Risk-free interest rate	2.4%	3.4%	4.2%
Volatility	99%	97%	77%
Option term (in years)	2.0	2.0	1.8
Dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the years ended May 31, 2003, 2002 and 2001 was $8.79, $51.62, and $213.34 per share, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan during the years ended May 31, 2003, 2002 and 2001 was $14.73, $32.10 and $150.91 per share, respectively.

Note 14.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years ended May 31,
	2003	2002	2001
Current:
Federal	$—	$(9,194)	$25,289
State	534	(6,543)	8,549
Foreign	4,839	(2,419)	11,914

Total current	5,373	(18,156)	45,752

Deferred:
Federal	172,823	(13,981)	(165,022)
State	46,090	964	(42,317)
Foreign	712	5,436	(6,128)

Total deferred	219,625	(7,581)	(213,467)

	$224,998	$(25,737)	$(167,715)

Income before income taxes for the years ended May 31, 2003, 2002, and 2001 includes foreign subsidiary income (loss) of $4.4 million, $(42.2) million, and $(43.8) million, respectively.

The income tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years ended May 31,
	2003	2002	2001
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(0.1)	3.4	4.2
Research tax credits	—	2.3	0.5
Acquired in-process technology and non-deductible goodwill	—	—	(4.3)
Differential in foreign tax rates on earnings (losses)	(2.3)	4.0	(3.8)
Valuation allowance	(130.6)	(21.0)	—
Other	(5.4)	0.2	0.4

	(103.4)%	23.9%	32.0%

The significant components of Palm’s deferred income tax assets are (in thousands):

	May 31,
	2003	2002
Net operating loss carryforwards	$194,830	$161,828
Land impairment	62,994	23,379
Reserves not currently deductible for tax purposes	36,395	45,161
Tax credit carryforwards	17,187	17,187
Deferred expenses	7,815	15,835
Deferred revenue	5,910	5,013
Other	16,435	8,719

	341,566	277,122
Valuation allowance	(306,766)	(22,697)

	$34,800	$254,425

As of the end of fiscal year 2002, Palm had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of the Company’s PalmSource, Inc. subsidiary and the Company’s wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and our wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at the end of fiscal year 2003, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The valuation allowance also increased as a result of the operating losses incurred during fiscal year 2003.

As of May 31, 2003, Palm has operating loss carryforwards for federal tax purposes totaling approximately $562 million, which expire in various years through fiscal year 2024. Palm also has approximately $21 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2011 and 2022. In addition, Palm has federal and state research and experimental credit carryforwards of approximately $17 million, which expire in various years between 2007 and 2024.

Note 15.    Restructuring Charges and Excess Inventory and Related Costs

Restructuring charges of $39.5 million recorded during fiscal year 2003 consist of $21.3 million related to the restructuring actions taken during the third quarter of fiscal year 2003 plus $18.2 million of net adjustments related to restructuring actions taken in prior fiscal years.

In the third quarter of fiscal year 2003, Palm recorded restructuring charges of $21.3 million related to workforce reductions, primarily in the United States, of approximately 140 regular employees from the Solutions Group and approximately 60 regular employees from PalmSource, facilities and property and equipment disposed of or removed from service and cancelled programs. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges are recorded for facilities leased under operating leases, when Palm ceases using the facility. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. As of May 31, 2003, approximately 120 regular employees from the Solutions Group and 60 regular employees from PalmSource had been terminated as a result of this restructuring.

Accrued liabilities related to the third quarter of fiscal year 2003 restructuring actions consist of the following (in thousands):

	Discontinued project costs	Excess facilities and equipment costs	Workforce reduction costs	Total
Solutions Group
Restructuring expense	$10,577	$2,445	$6,085	$19,107
Cash payments	(4,700)	(106)	(4,580)	(9,386)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Solutions Group balances, May 31, 2003	2,367	1,596	1,374	5,337

PalmSource
Restructuring expense	—	172	2,064	2,236
Cash payments	—	(172)	(1,715)	(1,887)

PalmSource balances, May 31, 2003	—	—	349	349

Total Palm
Restructuring expense	10,577	2,617	8,149	21,343
Cash payments	(4,700)	(278)	(6,295)	(11,273)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Total Palm balances, May 31, 2003	$2,367	$1,596	$1,723	$5,686

In the fourth quarter of fiscal year 2002, Palm recorded restructuring charges of $16.7 million related to decisions and commitments made in that quarter. These restructuring charges consist of workforce reduction costs, excess facilities charges and the discontinuance of certain projects. Palm recorded approximately $5.4 million related to workforce reductions across all geographic regions primarily related to severance, benefits and related costs due to the reduction of approximately 90 regular employees, approximately $7.7 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2003 and approximately $3.6 million related to projects that were cancelled. Workforce reductions were completed by May 31, 2003. During the year ended May 31, 2003, Palm recorded restructuring adjustments totaling $1.4 million to reflect the changes in the estimated costs of certain actions from the original estimates.

Accrued liabilities related to the fourth quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Discontinued project costs	Excess facilities costs	Workforce reduction costs	Total
Restructuring expenses	$3,600	$7,664	$5,385	$16,649
Cash payments	(2,327)	—	—	(2,327)
Write-offs	—	(12)	—	(12)

Balances, May 31, 2002	1,273	7,652	5,385	14,310
Restructuring adjustments	(857)	302	(850)	(1,405)
Cash payments	(416)	(7,954)	(4,535)	(12,905)

Balances, May 31, 2003	$—	$—	$—	$—

In the second quarter of fiscal year 2002, Palm announced actions intended to reduce its cost structure and originally recorded charges of $21.9 million for these actions. The second quarter fiscal year 2002 restructuring charge consisted of workforce reduction costs across all geographic regions and excess facilities and related costs for lease commitments for space no longer needed to support ongoing operations. Workforce reductions affected approximately 215 regular employees, a reduction from the original estimate of 225 regular employees, and were substantially complete by the second quarter of fiscal year 2003. During the remainder of fiscal year 2002, Palm recorded charges totaling $0.2 million primarily due to charges from the original estimate in the expected sublease income from excess facilities. During the year ended May 31, 2003, Palm recorded restructuring adjustments totaling $1.5 million to reflect the changes in the estimated costs of certain actions from the original estimates.

Accrued liabilities related to the second quarter of fiscal year 2002 restructuring actions consist of the following (in thousands):

	Excess facilities costs	Workforce reduction costs	Total
Restructuring expenses	$8,364	$13,725	$22,089
Cash payments	(2,083)	(11,786)	(13,869)
Write-offs	(3,693)	(202)	(3,895)

Balances, May 31, 2002	2,588	1,737	4,325
Restructuring adjustments	(515)	(1,009)	(1,524)
Cash payments	(2,073)	(728)	(2,801)

Balances, May 31, 2003	$—	$—	$—

In the fourth quarter of fiscal year 2001, Palm recorded restructuring charges which consisted of carrying and development costs related to the land on which Palm had previously planned to build a headquarters facility, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees, a reduction from the original estimate of 300 regular employees, and were completed during the year ended May 31, 2002. During fiscal year 2002, Palm recorded charges totaling $7.8 million due to changes from the original estimate of the cost of these restructuring actions primarily as a result of a reduction in estimated sublease income. During the year ended May 31, 2003, Palm recorded additional charges totaling $21.1 million due to further changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities. The ability to realize sublease income is dependent on lease market conditions. The amount of estimated sublease income may be subject to change based upon developments in lease market conditions and other pertinent facts. As of May 31, 2003, the balance consists of lease commitments, payable over nine years, net of estimated sublease income of $25.7 million.

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Land carrying and development costs	Discontinued project costs	Excess facilities costs	Workforce reduction costs	Total
Balances, May 31, 2001	$1,258	$2,628	$17,529	$10,984	$32,399
Restructuring adjustments	1,366	(349)	9,857	(3,059)	7,815
Cash payments	(2,624)	(1,788)	(9,434)	(7,260)	(21,106)
Write-offs	—	(491)	(1,400)	(340)	(2,231)

Balances, May 31, 2002	—	—	16,552	325	16,877
Restructuring adjustments	—	—	21,358	(284)	21,074
Cash payments	—	—	(8,361)	(41)	(8,402)

Balances, May 31, 2003	$—	$—	$29,549	$—	$29,549

Cost reduction actions initiated in the second and fourth quarters of fiscal year 2002 and in the fourth quarter of fiscal year 2001 are complete except for remaining rent payments related to excess facilities. Cost reduction actions initiated in the third quarter of fiscal year 2003 are expected to be substantially complete by the end of the second quarter of fiscal year 2004. Palm cannot be assured that current estimates of the costs associated with these restructuring actions will not change during the implementation period.

In the fourth quarter of fiscal year 2001, the Company recorded a $268.9 million inventory related charge, in addition to the restructuring charges described above. During the first three quarters of fiscal year 2001, the Company was experiencing high growth rates and product supply constraints, including limited supply of certain key components. As a result the Company purchased inventory and made purchase commitments with third party suppliers in anticipation of the continuation of this trend. During the fourth quarter of fiscal year 2001, the Company experienced a sudden and significant decline in demand for its products. Revenues in the fourth quarter of fiscal year 2001 were $165.3 million compared to revenues of $470.8 million during the third quarter of fiscal year 2001. This rapid and unexpected decline in demand for handheld device products and in revenues resulted in Palm recording a charge totaling $268.9 million consisting of $144.3 million for excess inventory and related tooling costs and $124.6 million of non-cancelable inventory purchase commitments in excess of the Company’s forecasted needs. This excess inventory charge was calculated in accordance with Palm’s policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon the Company’s internal sales and marketing forecasts of product demand and inventory levels in the distribution channel. During fiscal year 2002, the Company experienced continued customer demand for the products that had been previously written off and settled the component purchase commitments for less than the original amount. Accordingly, during fiscal year 2002, the Company recognized a benefit of $101.8 million because it was able to sell approximately $83.0 million of inventory that had previously been written off and to realize approximately $18.8 million from the favorable settlement of non-cancelable component commitments.

Note 16.    Employee Benefit Plan

Eligible Palm employees may participate in Palm’s 401(k) Plan (“the Plan”). As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 22% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the Board of Directors. Palm matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in Palm matching contributions according to a three-year vesting schedule based on initial date of hire. Palm’s expense related to 401(k) matching contributions was $2.2 million, $2.3 million, and $2.4 million for the years ended May 31, 2003, 2002 and 2001, respectively.

Note 17.    Litigation

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable, and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. The issues on appeal before the CAFC have been fully briefed and argued by the parties. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses, which may arise out of the E-Pass litigation.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections. The District Court granted Palm’s motion for summary judgment, ruling that Palm products do not infringe the NCR patents, and denied NCR’s motion.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. Palm believes that the claims are without merit and intends to defend against them vigorously. The parties have begun the discovery process.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court has denied Palm’s motion to dismiss. A special committee of Palm’s Board of Directors recently approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including Palm, may have against the underwriters. There is no guarantee that the settlement will become final however, as it is subject to a number of conditions, including court approval. Palm believes that it has meritorious defenses to the claims against it and intends to defend the action vigorously if the case does not settle.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Palm responded to the complaint and the case is in its early stages. No trial date has been set.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties have tentatively agreed to a settlement in principle, subject to acceptable documentation and court approval.

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. The parties have begun the discovery process.

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al., Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al., Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a recission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. Palm believes that the lawsuits are without merit and intends to vigorously defend the cases.

Note 18.    Related Party Transactions

Transactions with 3Com Corporation

After the legal separation from 3Com in February 2000, Palm has paid 3Com for certain leased facilities and for transitional services required while Palm established its independent infrastructure, with transitional services being completed in the third quarter of fiscal year 2002. Amounts paid to 3Com under these agreements since the separation date were approximately $15.3 million, $25.2 million and $31.9 million for fiscal years 2003, 2002 and 2001, respectively.

A Tax Sharing Agreement allocates 3Com’s and Palm’s responsibilities for certain tax matters. The agreement requires Palm to pay 3Com for the incremental tax costs of Palm’s inclusion in consolidated, combined or unitary tax returns with affiliated corporations. The agreement also provides for compensation or reimbursement as appropriate to reflect re-determinations of Palm’s tax liability for periods during which Palm joined in filing consolidated, combined or unitary tax returns with affiliated corporations.

Each member of a consolidated group for United States federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, Palm could be required to pay a deficiency in the group’s federal income tax liability for a period during which Palm was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

Effective as of the date of Palm’s legal separation from 3Com, subject to specified exceptions, Palm and 3Com each released the other from any liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement.

Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded $0.4 million, $0.2 million and $0.1 million of support revenues for fiscal years 2003, 2002 and 2001, respectively.

Other Transactions and Relationships

In October 2002, Sony purchased Series A Preferred Stock of PalmSource, giving Sony an ownership position of 6.25% of PalmSource. Sony has been and continues to be a licensee of the Palm OS owned by PalmSource. Under the terms of a software license agreement between PalmSource and Sony, PalmSource recorded $11.2 million, $5.3 million and $1.2 million of license, royalty and support revenues for fiscal years

2003, 2002 and 2001, respectively. Effective October 2002, PalmSource entered into a business collaboration agreement which expires in October 2012 with Sony under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development.

Palm entered into a business consulting agreement effective as of June 2002 with Satjiv Chahil, who was formerly Palm’s Chief Marketing Officer. Under this consulting agreement, Palm paid Mr. Chahil approximately $0.4 million in consulting fees during fiscal year 2003. This consulting agreement expired on May 31, 2003. During the term of the consulting agreement, Mr. Chahil served as a Palm spokesperson, delivering keynote addresses at industry forums and assisting with industry and analyst relations activities, assisted with the separation of PalmSource from Palm, and solicited advice and feedback from key influencers and opinion leaders on Palm’s strategy and products.

In fiscal year 2003, Palm made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc., a company founded by Barry Cottle, the former Senior Vice President and Chief Internet Officer of Palm until his employment with Palm terminated in February 2002. Palm paid $4.6 million for products purchased under the product procurement agreement during fiscal year 2003. These products were purchased by Palm for resale.

In fiscal year 2003, Palm purchased $0.3 million of software licenses and services from Kontiki, Inc. The agreement pursuant to which the licenses were acquired provides Palm with a fixed number of copies of Kontiki’s digital content delivery software. It also grants to Palm the right to certain professional services for a period of time after execution of the agreement. Under the agreement, Kontiki agrees to provide maintenance and support services for a fee. As of the date of this report, Palm had paid the license fees in full. Michael Homer, a current member of Palm’s Board of Directors, is the Chairman and Chief Executive Officer of Kontiki, Inc.

In fiscal year 2003, Palm purchased $0.1 million of products from SanDisk Corporation through a series of purchase orders and without further obligations on the part of Palm. Judy Bruner, Palm’s current Chief Financial Officer, serves as a member of SanDisk’s Board of Directors.

Note 19.    Business Segment Information

Palm develops, designs and markets Palm Branded handheld devices, accessories and the Palm OS operating system. The Company is organized into two operating segments—the Solutions Group and PalmSource. The Solutions Group develops and markets handheld devices and accessories to provide the user with a simple, elegant and useful productivity tool. PalmSource develops and licenses the Palm OS and related software, which is referred to as the Palm platform. The Palm platform is the foundation for Palm devices as well as for devices manufactured by other third-party licensees.

The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group based on information reported by the Solutions Group in the month subsequent to the period of sale by the Solutions Group of a Palm OS device, in accordance with the Palm OS license agreement between PalmSource and the Solutions Group. For management reporting purposes, the Company does not allocate income tax provision (benefit) to the operating segments.

The Solutions Group licenses the Palm platform from PalmSource and pays an intersegment royalty. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation.

	Year ended May 31, 2003
	Solutions Group	PalmSource	Eliminations	Total Palm
	(in thousands)
Revenues	$837,637	$73,414	$(39,105)	$871,946
Cost of revenues *	625,245	5,719	(39,635)	591,329
Sales and marketing	160,705	17,272	(74)	177,903
Research and development	70,927	40,101	(417)	110,611
General and administrative	37,725	12,374	80	50,179

Segment operating contribution (loss)	(56,965)	(2,052)
Amortization of intangible assets	1,127	4,942	—	6,069
Separation costs	4,258	5,024	—	9,282
Impairment charges	102,540	—	—	102,540
Restructuring charges	37,504	1,984	—	39,488

Operating income (loss)	(202,394)	(14,002)	941	(215,455)
Interest and other income (expenses), net	3,005	(5,134)	—	(2,129)

Segment income (loss) before income taxes	$(199,389)	$(19,136)	$941	$(217,584)

*	Segment cost of revenues excludes the applicable portion of amortization of intangible assets which is included in the line “amortization of intangible assets”.

	Year ended May 31, 2002
	Solutions Group	PalmSource	Eliminations	Total Palm
	(in thousands)
Revenues	$1,004,388	$69,883	$(43,440)	$1,030,831
Cost of revenues *	782,709	4,931	(42,115)	745,525
Sales and marketing	217,998	19,309	(82)	237,225
Research and development	91,539	50,033	126	141,698
General and administrative	43,598	12,779	67	56,444

Segment operating contribution (loss)	(131,456)	(17,169)
Cost of revenues—benefit for special excess inventory and related costs	(101,844)	—	—	(101,844)
Amortization of intangible assets	6,548	5,983	—	12,531
Separation costs	1,023	519	—	1,542
Restructuring charges	44,357	2,196	—	46,553

Operating income (loss)	(81,540)	(25,867)	(1,436)	(108,843)
Interest and other income (expenses), net	1,615	(677)	—	938

Segment income (loss) before income taxes	$(79,925)	$(26,544)	$(1,436)	$(107,905)

	Year ended May 31, 2001
	Solutions Group	PalmSource	Eliminations	Total Palm
	(in thousands)
Revenues	$1,533,171	$86,432	$(60,291)	$1,559,312
Cost of revenues *	1,118,490	2,580	(60,192)	1,060,878
Sales and marketing	311,686	25,589	—	337,275
Research and development	103,559	55,491	—	159,050
General and administrative	74,987	12,855	—	87,842

Segment operating contribution (loss)	(75,551)	(10,083)
Cost of revenues—benefit for special excess inventory and related costs	268,930	—	—	268,930
Amortization of intangible assets	27,907	9,414	—	37,321
Separation costs	4,007	1,461	—	5,468
Impairment charges	106,669	—	—	106,669
Restructuring charges	58,662	2,226	—	60,888
Purchased in-process technology	853	210	—	1,063

Operating income (loss)	(542,579)	(23,394)	(99)	(566,072)
Interest and other income (expenses), net	41,870	11	—	41,881

Segment income (loss) before income taxes	$(500,709)	$(23,383)	$(99)	$(524,191)

*	Segment cost of revenues excludes the applicable portion of amortization of intangible assets which is included in the line “amortization of intangible assets”.

Historical information has been restated to conform to the current segment presentation. This includes applying the terms of the license agreement between the Solutions Group and PalmSource, as amended and restated, effective in the third quarter of fiscal year 2002, to the prior periods.

As of May 31, 2003 and 2002, total assets for Solutions Group were $496.1 million and $905.2 million, total assets for PalmSource were $108.3 million and $117.7 million and eliminations were $27.7 million and $33.8 million, respectively. Assets were not allocated to segments for internal reporting purposes prior to fiscal year 2002.

Geographic Information

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. For fiscal years 2003, 2002 and 2001, no single country outside the United States accounted for 10% or more of total revenues. Land not in use is located in the United States. Revenues from unaffiliated customers and property and equipment by geographic region are as follows (in thousands):

	Years ended May 31,
	2003	2002	2001
Revenues:
United States	$526,821	$670,332	$966,613
Other	345,125	360,499	592,699

Total	$871,946	$1,030,831	$1,559,312

	May 31,
	2003	2002	2001
	(in thousands)
Property and equipment, net:
United States	$32,654	$46,470	$59,567
Other	1,968	5,086	3,855

Total	$34,622	$51,556	$63,422

Note 20.    Subsequent Events

On June 4, 2003, Palm entered into an agreement for a transaction which includes the proposed PalmSource distribution and the proposed Handspring merger. In the PalmSource distribution, the 10.0 million shares (as recapitalized via PalmSource’s one-for-five reverse stock split to take effect immediately prior to the distribution date) of PalmSource common stock held by Palm will be distributed to existing Palm stockholders on a pro rata basis. The final exchange ratio for the PalmSource distribution will be determined based on the number of shares of Palm common stock outstanding at the distribution date. In the Handspring merger, the stockholders of Handspring will receive 0.09 of a share of Palm common stock for each share of Handspring common stock held (an aggregate of approximately 13.4 million shares of Palm common stock, based on the number of shares of Handspring common stock outstanding at June 28, 2003, Handspring’s fiscal year end). The closing of the transaction effecting the PalmSource distribution and the Handspring merger is subject to stockholder approval and other customary conditions. The acquisition of Handspring by Palm will be a stock transaction and accounted for using the purchase method pursuant to SFAS No. 141, Business Combinations.

On July 3, 2003, Palm filed a Registration Statement on Form S-4 with the Securities and Exchange Commission which includes Palm’s and Handspring’s joint proxy statement/prospectus for the transaction involving the distribution of PalmSource common stock held by Palm to Palm’s stockholders and Palm’s subsequent acquisition of Handspring.

On August 22, 2003, Palm sold 1.2 million shares of its common stock under its universal shelf registration statement to an institutional investor at a price of $15 per share, with proceeds to Palm of $18.0 million. The proceeds of the offering will be allocated to the Solutions Group and will be used for general corporate purposes, including capital expenditures and to meet working capital needs. Pending their application, the net proceeds will be invested in interest bearing securities.

On August 28, 2003, Palm entered into a two-year, $30.0 million revolving credit line from a financial institution. The credit line is secured by assets of the Company, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate may vary based on fluctuations in market rates. Palm is subject to certain financial covenant requirements under the agreement.

As of August 29, 2003, Palm had entered into agreements to sell 1.2 million shares of its common stock under its universal shelf registration statement to a group of institutional investors at a price of $15.90 per share, with proceeds to Palm of approximately $19.1 million. The proceeds of the offering will be allocated to the Solutions Group and will be used for general corporate purposes, including capital expenditures and to meet working capital needs. Pending their application, the net proceeds will be invested in interest bearing securities.

Quarterly Results of Operations (Unaudited)

The following tables present Palm’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Palm’s consolidated financial statements and the notes to those statements included in this Form 10-K. On October 15, 2002, Palm effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split.

	Three months ended (in thousands)
	May 31, 2003	February 28, 2003	November 30 2002	August 31, 2002	May 31, 2002	February 28, 2002	November 30, 2001	August 31, 2001
Revenues	$225,758	$209,016	$264,904	$172,268	$233,283	$292,651	$290,580	$214,317
Cost of revenues *	152,303	144,989	179,785	119,416	137,917	180,619	188,669	142,782
Net income (loss)	(15,021)	(172,336)	3,520	(258,745)	(27,477)	2,948	(25,208)	(32,431)
Net income (loss) per share—
Basic	(0.51)	(5.93)	0.12	(8.93)	(0.95)	0.10	(0.89)	(1.14)
Diluted	(0.51)	(5.93)	0.12	(8.93)	(0.95)	0.10	(0.89)	(1.14)
Shares used in computing per share amounts—
Basic	29,180	29,082	29,046	28,968	28,937	28,838	28,423	28,361
Diluted	29,180	29,082	29,086	28,968	28,937	28,869	28,423	28,361

*	Cost of revenues includes ‘cost of revenues’, ‘cost of revenues—charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘amortization of intangible assets’.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of July 25, 2003.

Name	Age	Position
Eric A. Benhamou	47	Chairman and Chief Executive Officer
R. Todd Bradley	44	President and Chief Executive Officer, Solutions Group
David C. Nagel	58	President and Chief Executive Officer, PalmSource, Inc.
Judy Bruner	44	Senior Vice President and Chief Financial Officer
Marianne F. Jackson	48	Senior Vice President and Chief Human Resources Officer

Eric A. Benhamou has served as our Chief Executive Officer since November 2001 and our Chairman of the Board of Directors since September 1999. From September 1990 to December 2000, he served as Chief Executive Officer of 3Com Corporation, a provider of voice and data networking products, services and solutions and Palm’s parent company prior to Palm’s initial public offering. Previously, he held a variety of senior management positions in engineering, operations and management at 3Com. In 1981, Mr. Benhamou co-founded Bridge Communications, an early networking pioneer, and was Vice President of Engineering until its merger with 3Com in 1987. Before joining Bridge Communications, from 1977 to 1981, he worked at Zilog, Inc., a designer, manufacturer and marketer of semiconductors for worldwide-embedded control markets, serving as Project Manager, Software Engineering Manager and Design Engineer. Mr. Benhamou also serves as Chairman of the Board of PalmSource, Inc., Cypress Semiconductor Inc., 3Com Corporation, Intransa and Atrica and as a director of Legato Systems, Inc. Mr. Benhamou serves on the Executive Committee of TechNet. In addition, he serves on the Stanford University School of Engineering Board of Advisors, as Vice Chairman of the Board of Governors of Ben Gurion University and as Chairman of the Israel Venture Network. Mr. Benhamou holds honorary doctoral degrees from Ben Gurion University of the Negev, Widener University, the University of South Carolina and Western Governor’s University. He has a master of science degree in electrical engineering from Stanford University and a Diplôme d’Ingénieur from Ecole Nationale Supérieure d’Arts et Métiers, Paris.

R. Todd Bradley has served as one of our directors since July 2002. Mr. Bradley was named Chief Executive Officer of the Solutions Group of Palm, Inc. in June 2002, effective as of September 2002. He has served as President and Chief Operating Officer of the Solutions Group since May 2002. From June 2001 to May 2002 Mr. Bradley served as Executive Vice President and Chief Operating Officer of the Solutions Group. From September 1998 to January 2001, Mr. Bradley held executive positions at Gateway Corporation, a computer supplier and seller, serving most recently as Executive Vice President, Global Operations. From February 1997 to September 1998, he served as President and Chief Executive Officer of Transport International Pool, a GE Capital Services company that is a global transportation equipment leasing and rental business. From September 1993 to February 1997, Mr. Bradley was with Dun & Bradstreet, a provider of business information solutions, most recently serving as President of NCH Promotional Services, a Dun & Bradstreet subsidiary. Mr. Bradley previously held various management positions within logistics, production and quality control at Federal Express Corporation, an express international distributor of time-sensitive packages, documents and freight, and the Miller Brewing Company, a beer brewer and distributor. Mr. Bradley holds a Bachelor of Science degree in Business Administration from Towson State University.

David C. Nagel has served as President and Chief Executive Officer of PalmSource, Inc., a subsidiary of Palm, since December 2001 and has served as one of Palm’s directors since February 2000. From September 2001 until December 2001, Dr. Nagel served as President and Chief Executive Officer of the Platform Solutions Group of Palm. From April 1996 to September 2001 Dr. Nagel was the Chief Technology Officer of AT&T Corp., a communications services corporation, President of AT&T Labs, a corporate research and development unit of AT&T, and the Chief Technology Officer of Concert, a partnership between AT&T and British Telecom.

Prior to joining AT&T, Dr. Nagel was a Senior Vice President of Apple Computer, where he led the worldwide research and development group responsible for Macintosh hardware, Mac OS software, imaging and other peripheral products. Before joining Apple in 1988, Dr. Nagel was head of human factor research at NASA’s Ames Research Center. Dr. Nagel holds undergraduate and graduate degrees in engineering and a doctorate in experimental psychology, all from the University of California, Los Angeles. Dr. Nagel also serves as a director of Liberate Technologies and PalmSource, Inc.

Judy Bruner has served as Senior Vice President and Chief Financial Officer since September 1999. Prior to joining Palm, from April 1988 to September 1999, Ms. Bruner held several executive and management positions at 3Com Corporation. From April 1998 to September 1999, she was Vice President and Corporate Controller of 3Com. From October 1996 to April 1998, Ms. Bruner was the Vice President, Finance for 3Com’s Enterprise Systems Business Unit and from June 1995 to October 1996, she served as 3Com’s Vice President and Corporate Treasurer. From April 1988 to June 1995 Ms. Bruner served in a variety of 3Com financial management positions including Corporate Treasurer. Prior to joining 3Com, Ms. Bruner served as the Vice President and Chief Financial Officer for Ridge Computers Inc., a privately held company that designed and manufactured computer systems. She was with Ridge Computers Inc. from December 1984 until April 1988. From July 1980 to December 1984, Ms. Bruner held a variety of accounting and finance positions at Hewlett-Packard Company. Ms. Bruner holds a Bachelor of Arts degree in economics from the University of California, Los Angeles and a Master of Business Administration degree from Santa Clara University. Ms. Bruner also serves on the Board of Directors of SanDisk Corporation and Ciphergen Biosystems, Inc.

Marianne F. Jackson has served as Senior Vice President and Chief Human Resources Officer since February 2002. Prior to joining Palm, from November 1998 to October 2001, Ms. Jackson was Vice President, Human Resources for Cisco Systems, Inc. From April 1995 to November 1998, Ms. Jackson was Vice President, Human Resources at SanDisk Corporation. Ms. Jackson has also held executive leadership positions in Human Resources at Logitech Inc., Silicon Graphics and Sun Microsystems. Ms. Jackson holds bachelor degrees in Psychology and Sociology from the University of California, Santa Barbara. She also completed graduate course work from Santa Clara University in Counseling Psychology. Ms. Jackson has held Advisory Board positions with MemeStreams, LifeMap Communications and the CDI Corporation.

The following current officers of Palm have been chosen to become Executive Officers effective upon the consummation of the PalmSource distribution:

Name	Age	Position
Mary E. Doyle	51	Senior Vice President, General Counsel and Assistant Secretary
Angel Mendez	42	Senior Vice President, Global Operations and Accessory Solutions, Solutions Group
Ken Wirt	52	Senior Vice President and General Manager of the Handheld Business Unit

Mary E. Doyle has served as Senior Vice President, General Counsel and Assistant Secretary since April 2003. Prior to joining Palm, from July 1996 to December 2002, Ms. Doyle served as General Counsel and Secretary at General Magic, Inc. From January 1997 to September 1998, she served as Vice President of Business Affairs and, from September 1998 to December 2003, she served as Senior Vice President of Business Affairs at General Magic. On December 12, 2002, General Magic filed a voluntary petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code of 1978, as amended. From July 1984 to July 1996, Ms. Doyle served in various capacities at Teledyne, Inc., most recently as General Counsel of the Aerospace and Electronics Segment. Ms. Doyle holds a Bachelor of Arts degree in biology and economics from the University of California, Santa Cruz, and a Juris Doctor degree from the University of California Berkeley.

Angel Mendez has served as Senior Vice President, Global Operations and Accessory Solutions, Solutions Group since July 2001. Prior to joining Palm, from April 2000 to March 2001, Mr. Mendez served as a Vice President of Global Supply Chain Management at Gateway Corporation. From June 1998 to April 2000, he

served as Division Executive for Global Procurement at Citigroup. From July 1994 to June 1998, Mr. Mendez served in various Senior Operations and Supply Chain Management positions at Allied Signal Inc. From April 1993 to July 1994 he served as Director—Materials Management for the Astro Space Division of the Martin Marietta Corporation (formerly GE AstroSpace). From September 1982 to April 1993, he served in several management positions at The General Electric Company. Mr. Mendez holds a Master’s degree in Business Administration from The Crummer School at Rollins College and a Bachelor of Science degree in electrical engineering from Lafayette College and is a graduate of General Electric’s Manufacturing Management Program.

Ken Wirt has served as Senior Vice President and General Manager of the Handheld Business Unit since July 2003. From February 2003 to July 2003, he served as Senior Vice President, Sales and Marketing, Solutions Group. From February 2002 to February 2003, he served as Senior Vice President, Marketing and Product Management, Solutions Group. From July 2001 to February 2002, Mr. Wirt served as Senior Vice President, Marketing, Solutions Group. Prior to joining Palm, from February 1999 to December 2000, Mr. Wirt was the Founder and Chief Executive Officer of Riffage.com, Inc. From January 1995 to February 1999, he served as the Vice President of Corporate Marketing for Diamond Multimedia Systems, Inc. From May 1992 to December 1994, Mr. Wirt served as Director of Marketing for the Personal Interactive Electronics Division of Apple Computer, Inc. Mr. Wirt holds a Master of Business Administration degree from Stanford University and a Bachelor of Arts degree from the University of Michigan.

The information required by Item 10 of Form 10-K with respect to our directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in Palm’s joint proxy statement/prospectus for the 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date. The information required by Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the joint proxy statement/prospectus.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Comparison of Stockholder Return” in the joint proxy statement/prospectus.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 31, 2003:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,027,058	$112.13	2,474,983	(1)(2)
Equity compensation plans not approved by security holders (3)	—	—	—

Total	4,027,058	$112.13	2,474,983

(1)	This number of shares includes 1.4 million shares of our common stock reserved under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”) for future issuance.
(2)	Our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date or a lesser amount as determined by our Board of Directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to 2% of the outstanding shares of our common stock on such date or a lesser amount as determined by our Board of Directors.
(3)	This category of shares does not include outstanding options to purchase 6,285 shares of our common stock assumed in connection with various mergers and acquisitions. At May 31, 2003, these assumed options had a weighted average exercise price of $138.20 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect the adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as a result of the PalmSource distribution.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “General Information” in the joint proxy statement/prospectus.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the joint proxy statement/prospectus.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is not required to be included in this report in accordance with Securities and Exchange Commission Release No. 34-47265A.

Part IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)    The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 58 of this Report on Form 10-K.

2.	Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 58 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.
2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.
2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.
2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.
2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.
2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.
2.7(3)	Employee Matters Agreement between 3Com and the registrant.
2.8(3)	Tax Sharing Agreement between 3Com and the registrant.
2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.
2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.
2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.
2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.
2.13(3)	Form of Non-U.S. Plan.
2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.
2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.
2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.
2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.
2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.
2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.
2.20(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.
2.21(1)	SDIO License Agreement between the registrant and PalmSource, Inc.
2.22(1)	Development Agreement between the registrant and PalmSource, Inc.
2.23(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.
2.24(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.
2.25(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.
2.26(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.
2.27(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

Exhibit Number	Description
2.28(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.
2.29(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.
2.30(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.
2.31(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.
2.32(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.
2.33	Xerox Litigation Agreement between the registrant and PalmSource, Inc.
2.34(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.
2.35(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.
2.36(1)	Business Services Agreement between the registrant and PalmSource, Inc.
2.37(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(4)	Amended and Restated Bylaws.
3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.
4.2(6)	Specimen Stock Certificate.
4.3(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).
4.4(7)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.
10.1(4)	1999 Stock Plan, as amended.
10.2(2)	Form of 1999 Stock Plan Agreements.
10.3(2)	1999 Employee Stock Purchase Plan.
10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.
10.5(8)	Amended and Restated 1999 Director Option Plan.
10.6(2)	Form of 1999 Director Option Plan Agreements.
10.7(2)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.
10.8(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.
10.9(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.
10.10(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.11(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.
10.12(2)	Common Stock Purchase Agreement between Motorola and the registrant.
10.13(2)	Common Stock Purchase Agreement Between Nokia and the registrant.
10.14(2)	Form of Management Retention Agreement.
10.15(9)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.
10.16(10)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.
10.17(10)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.
10.18(10)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.
10.19(11)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.
10.20(12)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.
10.21(12)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

Exhibit Number	Description
10.22(4)**	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.
10.23(4)**	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.
10.24(4)	Employment Offer Letter for David C. Nagel dated September 13, 2001.
10.25(7)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.
10.26(7)**	Convertible Note Purchase Agreement dated December 6, 2001.
10.27(7)**	Registration Rights Agreement dated as of December 6, 2001.
10.28(7)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.29(7)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.30(13)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.
10.31(13)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.32(13)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.
10.33(7)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.34(13)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.
10.35(13)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.
10.36(13)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.
10.37(14)**	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.
10.38(15)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.
10.39(15)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.
10.40(15)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer under Rule 13a-14(a).
31.2	Certification of Chief Financial Officer under Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-106829) filed with the Commission on July 3, 2003, as amended.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.
(7)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(8)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(14)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(15)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 26, 2003

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Chairman and Chief Executive Officer	August 26, 2003

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ JUDY BRUNER Judy Bruner	Senior Vice President, Chief Financial Officer	August 26, 2003

/s/ R. TODD BRADLEY R. Todd Bradley	President and Chief Executive Officer, Solutions Group, Director	August 26, 2003

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	August 26, 2003

/s/ GARETH C.C. CHANG Gareth C. C. Chang	Director	August 26, 2003

/s/ JEAN-JACQUES DAMLAMIAN Jean-Jacques Damlamian	Director	August 26, 2003

/s/ MICHAEL HOMER Michael Homer	Director	August 26, 2003

/s/ DAVID C. NAGEL David C. Nagel	President and Chief Executive Officer, PalmSource, Inc., Director	August 26, 2003

/s/ SUSAN G. SWENSON Susan G. Swenson	Director	August 26, 2003

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended May 31, 2003, 2002 and 2001

(in thousands)

For the year ended May 31, 2003:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$8,485	$872	$(4,712)	$4,645
Product return reserve	25,996	38,781	(44,782)	19,995
Product warranty	30,008	27,529	(39,626)	17,911

For the year ended May 31, 2002:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$14,899	$(4,806)	$(1,608)	$8,485
Product return reserve	41,136	75,537	(90,677)	25,996
Product warranty	40,995	45,666	(56,653)	30,008

For the year ended May 31, 2001:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$6,810	$8,728	$(639)	$14,899
Product return reserve	19,042	120,373	(98,279)	41,136
Product warranty	30,984	82,784	(72,773)	40,995

INDEX TO EXHIBITS

Exhibit Number		Description

2.1	(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2	(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3	(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4	(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5	(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6	(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7	(3)	Employee Matters Agreement between 3Com and the registrant.

2.8	(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9	(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10	(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11	(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12	(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13	(3)	Form of Non-U.S. Plan.

2.14	(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15	(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16	(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17	(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18	(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19	(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20	(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.21	(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.22	(1)	Development Agreement between the registrant and PalmSource, Inc.

2.23	(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.24	(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

2.25	(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.26	(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.27	(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28	(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.29	(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

Exhibit Number	Description

2.30(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.31(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.32(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33	Xerox Litigation Agreement between the registrant and PalmSource, Inc.

2.34(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.35(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.36(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.37(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated Bylaws.

3.3(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(6)	Specimen Stock Certificate.

4.3(5)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(7)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

10.1(4)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(2)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(8)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Management Retention Agreement dated as of December 1, 1999 by and between Carl J. Yankowski and the registrant.

10.8(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.9(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.10(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.11(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.12(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.13(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.14(2)	Form of Management Retention Agreement.

10.15(9)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

Exhibit Number		Description

10.16	(10)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.17	(10)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.18	(10)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.19	(11)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.20	(12)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.21	(12)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.22	(4)**	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.23	(4)**	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.24	(4)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.25	(7)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.26	(7)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.27	(7)**	Registration Rights Agreement dated as of December 6, 2001.

10.28	(7)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29	(7)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.30	(13)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.31	(13)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.32	(13)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.33	(7)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.34	(13)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.35	(13)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.36	(13)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.37	(14)**

Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

Exhibit Number		Description

10.38	(15)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.39	(15)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.40	(15)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Auditors.

31.1		Certification of Chief Executive Officer under Rule 13a-14(a).

31.2		Certification of Chief Financial Officer under Rule 13a-14(a).

32.1		Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-106829) filed with the Commission on July 3, 2003, as amended.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.
(7)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(8)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(14)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(15)	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(c)    Reports on Form 8-K

None.