Form 10-K/A
period 2003-05-30
PALM INC
filed 2003-09-26
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 29, 2002, as reported by the Nasdaq National Market, was approximately $494,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2003, 29,301,568 shares of the Registrant’s Common Stock were outstanding.

Documents incorporated by reference:  None.

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

We believe that the public perception of our brand and trademarks is instrumental to our success. In 2003 and in connection with the separation of PalmSource, Palm established a holding company, Palm Trademark Holding Company, LLC, to administer the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm”. Palm and PalmSource own Palm Trademark Holding Company, LLC for the purpose of receiving, holding, maintaining, registering, enforcing and defending intellectual property. Subject to certain restrictions, the Solutions Group has an exclusive license from Palm Trademark Holding Company, LLC to use the palmOne mark and domain name. In August 2003, Palm announced its intent to change its name to palmOne following the PalmSource distribution. If our new branding efforts are unsuccessful, our reputation and business could be harmed. While our trademarks are important to our business, our business is not materially dependent on any one trademark or group of related trademarks, other than the “Palm” and “palmOne” related trademarks.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products. We are substantially dependent upon PalmSource to provide us the operating system software necessary to operate our handheld devices. Without a license to this technology, we would be required to devote substantial resources to develop our own operating system software or alternatively acquire a license from another provider of operating system software, such as Microsoft. We cannot assure you that we would be able to develop our own operating system software, or if required to obtain a license to such software from a third party, that we could acquire such a license on favorable terms.

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

Results of Operations

Palm’s fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31. Our Management’s Discussion and Analysis (“MD&A”) is organized into three sections: consolidated Palm, and our two segments, Solutions Group and PalmSource, as described in “Business” in Item 1 of Part I of this Form 10-K.

The business segment information included in this MD&A has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and is based upon the financial information used by management for assessing segment performance. The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group based on information reported by the Solutions Group in the month subsequent to the period of sale by the Solutions Group of a Palm OS device, in accordance with the Palm OS license agreement between PalmSource and the Solutions Group. The license agreement between Solutions Group and PalmSource became effective December 3, 2001 when PalmSource was established as a separate legal entity. For periods prior to December 3, 2001, business segment information includes imputed royalties as revenues for PalmSource and cost of revenues for Solutions Group. These imputed royalties would not be reported as revenues of PalmSource or as cost of revenues of Solutions Group under generally accepted accounting principles in the separate financial statements of the respective entities. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation. For management reporting purposes, the Company does not allocate income tax provision (benefit) to the operating segments.

The following tables set forth consolidating statement of operations data which is also expressed as a percentage of revenues for the respective segment and fiscal years as indicated:

	Year ended May 31, 2003
	Solutions Group		PalmSource		Eliminations	Total Palm
	(dollars in thousands)
Revenues	$837,637	100.0%	$73,414	100.0%	$(39,105)	$871,946	100.0%
Costs and operating expenses:
Cost of revenues	625,245	74.6	5,719	7.8	(39,635)	591,329	67.8
Cost of revenues—charge (benefit) for special excess inventory and related costs	—	—	—	—	—	—	—
Sales and marketing	160,705	19.2	17,272	23.5	(74)	177,903	20.4
Research and development	70,927	8.5	40,101	54.6	(417)	110,611	12.7
General and administrative	37,725	4.5	12,374	16.9	80	50,179	5.8
Amortization of goodwill and intangible assets (*)	1,127	0.1	4,942	6.7	—	6,069	0.7
Separation costs	4,258	0.5	5,024	6.9	—	9,282	1.1
Impairment charges	102,540	12.3	—	—	—	102,540	11.7
Restructuring charges	37,504	4.5	1,984	2.7	—	39,488	4.5
Purchased in-process technology	—	—	—	—	—	—	—

Total costs and operating expenses	1,040,031	124.2	87,416	119.1	(40,046)	1,087,401	124.7

Operating loss	(202,394)	(24.2)	(14,002)	(19.1)	941	(215,455)	(24.7)
Interest and other income (expense), net	3,005	0.4	(5,134)	(7.0)	—	(2,129)	(0.3)

Loss before income taxes	$(199,389)	(23.8)%	$(19,136)	(26.1)%	$941	$(217,584)	(25.0)%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$634	0.1%	$4,530	6.2%	$—	$5,164	0.6%
Sales and marketing	—	—	—	—	—	—	—
Research and development	493	—	282	0.3	—	775	0.1
General and administrative	—	—	130	0.2	—	130	—

Total amortization of goodwill and intangible assets	$1,127	0.1%	$4,942	6.7%	$—	$6,069	0.7%

	Year ended May 31, 2002
	Solutions Group		PalmSource		Eliminations	Total Palm
	(dollars in thousands)
Revenues	$1,004,388	100.0%	$69,883	100.0%	$(43,440)	$1,030,831	100.0%
Costs and operating expenses:
Cost of revenues	782,709	77.9	4,931	7.1	(42,115)	745,525	72.3
Cost of revenues—charge (benefit) for special excess inventory and related costs	(101,844)	(10.1)	—	—	—	(101,844)	(9.9)
Sales and marketing	217,998	21.7	19,309	27.6	(82)	237,225	23.0
Research and development	91,539	9.1	50,033	71.6	126	141,698	13.8
General and administrative	43,598	4.3	12,779	18.3	67	56,444	5.5
Amortization of goodwill and intangible assets (*)	6,548	0.7	5,983	8.6	—	12,531	1.2
Separation costs	1,023	0.1	519	0.7	—	1,542	0.2
Impairment charges	—	—	—	—	—	—	—
Restructuring charges	44,357	4.4	2,196	3.1	—	46,553	4.5
Purchased in-process technology	—	—	—	—	—	—	—

Total costs and operating expenses	1,085,928	108.1	95,750	137.0	(42,004)	1,139,674	110.6

Operating loss	(81,540)	(8.1)	(25,867)	(37.0)	(1,436)	(108,843)	(10.6)
Interest and other income (expense), net	1,615	0.2	(677)	(1.0)	—	938	0.1

Loss before income taxes	$(79,925)	(7.9)%	$(26,544)	(38.0)%	$(1,436)	$(107,905)	(10.5)%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$634	0.1%	$5,672	8.1%	$—	$6,306	0.6%
Sales and marketing	—	—	11	—	—	11	—
Research and development	5,914	0.6	223	0.4	—	6,137	0.6
General and administrative	—	—	77	0.1	—	77	—

Total amortization of goodwill and intangible assets	$6,548	0.7%	$5,983	8.6%	$—	$12,531	1.2%

	Year ended May 31, 2001
	Solutions Group		PalmSource		Eliminations	Total Palm
	(dollars in thousands)
Revenues	$1,533,171	100.0%	$86,432	100.0%	$(60,291)	$1,559,312	100.0%
Costs and operating expenses:
Cost of revenues	1,118,490	73.0	2,580	3.0	(60,192)	1,060,878	68.0
Cost of revenues—charge (benefit) for special excess inventory and related costs	268,930	17.5	—	—	—	268,930	17.2
Sales and marketing	311,686	20.3	25,589	29.6	—	337,275	21.6
Research and development	103,559	6.7	55,491	64.2	—	159,050	10.3
General and administrative	74,987	4.9	12,855	14.9	—	87,842	5.6
Amortization of goodwill and intangible assets (*)	27,907	1.8	9,414	10.9	—	37,321	2.4
Separation costs	4,007	0.3	1,461	1.7	—	5,468	0.4
Impairment charges	106,669	7.0	—	—	—	106,669	6.8
Restructuring charges	58,662	3.8	2,226	2.6	—	60,888	3.9
Purchased in-process technology	853	0.1	210	0.2	—	1,063	0.1

Total costs and operating expenses	2,075,750	135.4	109,826	127.1	(60,192)	2,125,384	136.3

Operating loss	(542,579)	(35.4)	(23,394)	(27.1)	(99)	(566,072)	(36.3)
Interest and other income (expense), net	41,870	2.7	11	0.0	—	41,881	2.6

Loss before income taxes	$(500,709)	(32.7)%	$(23,383)	(27.1)%	$(99)	$(524,191)	(33.7)%

(*) Amortization of goodwill and intangible assets:
Cost of revenues	$1,266	0.1%	$2,869	3.3%	$—	$4,135	0.3%
Sales and marketing	—	—	529	0.6	—	529	—
Research and development	26,641	1.7	5,968	6.9	—	32,609	2.1
General and administrative	—	—	48	0.1	—	48	—

Total amortization of goodwill and intangible assets	$27,907	1.8%	$9,414	10.9%	$—	$37,321	2.4%

The following is a discussion and analysis of the consolidated statement of operations data of Palm. Further discussion and analysis of the statement of operations data by our Solutions Group and PalmSource segments is provided later in this MD&A.

Comparison of fiscal years ended May 31, 2003 and 2002

Revenues

We derive our revenues primarily from sales of our handheld computing devices, add-ons and accessories by the Solutions Group, and licensing of the Palm OS by PalmSource. Revenues for fiscal year 2003 were $871.9 million, a decrease of $158.9 million or approximately 15% from revenues for fiscal year 2002. The decrease consists of a $166.8 million decrease in Solutions Group revenues offset by a $7.9 million increase in PalmSource revenues from third party customers. The decrease in the Solutions Group revenue was primarily driven by a decline in unit shipments reflecting a continued weak economy in both the consumer and enterprise segments and a decline in the average selling price of our handheld devices reflective of a price sensitive and increasingly competitive market. The increase in PalmSource revenue from third party customers was primarily due to increased royalties received from Sony and from new license agreements. See Solutions Group and PalmSource MD&A sections for further analysis.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’, ‘Cost of revenues—charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘Amortization of goodwill and intangible assets’. ‘Total cost of revenues’ was $596.5 million in fiscal year 2003, a decrease of $53.5 million or approximately 8% from ‘Total cost of revenues’ in fiscal year 2002. This decrease consists of a $53.1 million decrease in Solutions Group ‘Total cost of revenues’ exclusive of intersegment royalty expenses and a $0.4 million decrease in PalmSource ‘Total cost of revenues’ for fiscal year 2003 compared to fiscal year 2002. ‘Total cost of revenues’ as a percentage of revenues was 68.4% in fiscal year 2003 compared to 63.0% in fiscal year 2002. This 5.4% increase in ‘Total cost of revenues’ as a percentage of revenues primarily reflects a benefit for special excess inventory and related costs realized in fiscal year 2002 of 9.9% of revenues, partially offset by improved component and product transformation costs, reduced excess and obsolete costs and lower product warranty expenses. See Solutions Group and PalmSource MD&A sections for further analysis.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $177.9 million in fiscal year 2003, a decrease of $59.3 million or approximately 25% from sales and marketing expenses in fiscal year 2002. This decrease consists of a $57.3 million decrease in Solutions Group sales and marketing expenses and a $2.0 million decrease in PalmSource sales and marketing expenses for fiscal year 2003 compared to fiscal year 2002. Sales and marketing expenses as a percentage of revenues were 20.4% in fiscal year 2003 compared to 23.0% in fiscal year 2002. The reduction in our consolidated sales and marketing expenses was primarily due to cost cutting efforts to better align our spending with current revenue levels. See Solutions Group and PalmSource MD&A sections for further analysis.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and related information technology and facilities costs. Research and development expenses were $110.6 million in fiscal year 2003, a decrease of $31.1 million or approximately 22% from research and development expenses in fiscal year 2002. This decrease consists of a $20.6 million decrease in Solutions Group research and development expenses and a $10.5 million decrease in PalmSource research and development expenses for fiscal year 2003 compared to fiscal year 2002. Research and development expenses as a percentage of revenues were 12.7% in fiscal year 2003 compared to 13.8% in fiscal year 2002. The reduction in our consolidated research and development expenses was primarily due to cost cutting efforts to better align our spending with current revenue levels. See Solutions Group and PalmSource MD&A sections for further analysis.

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and related information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $50.2 million in fiscal year 2003, a decrease of $6.2 million or approximately 11% from general and administrative expenses in fiscal year 2002. This decrease consists of a $5.9 million decrease in Solutions Group general and administrative expenses and a $0.3 million decrease in PalmSource general and administrative expenses for fiscal year 2003 compared to fiscal year 2002. General and administrative expenses as a percentage of revenues were 5.8% in fiscal year 2003 compared to 5.5% in fiscal year 2002. The reduction in our consolidated general and administrative expenses was primarily due to cost cutting efforts to better align our spending with current revenue levels partially offset by an increased provision for doubtful accounts. See Solutions Group and PalmSource MD&A sections for further analysis.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets was $6.1 million in fiscal year 2003 compared to $12.5 million in fiscal year 2002, as a result of certain intangible assets becoming fully amortized. See Solutions Group and PalmSource MD&A sections for further analysis.

Separation Costs

Separation costs reflect costs related to separating our businesses, such as consulting and professional fees. Separation costs were $9.3 million in fiscal year 2003 compared to $1.5 million in fiscal year 2002. All of the separation costs in fiscal year 2003 and $1.1 million of the separation costs in fiscal year 2002 related to the establishment of PalmSource as a separate business. Separation costs of $0.4 million in fiscal year 2002 related to our fiscal year 2000 separation from 3Com. We expect to continue to incur separation costs in fiscal year 2004 relating to the PalmSource separation. See Solutions Group and PalmSource MD&A sections for further analysis.

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

Restructuring Charges

Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring charges were $39.5 million in fiscal year 2003 compared to $46.6 million in fiscal year 2002. See Solutions Group and PalmSource MD&A sections for further analysis.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $2.1 million of net interest and other expense in fiscal year 2003 compared to $0.9 million of net interest and other income in fiscal year 2002. See Solutions Group and PalmSource MD&A sections for further analysis.

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

Comparison of fiscal years ended May 31, 2002 and 2001

Revenues

Revenues for fiscal year 2002 were $1,030.8 million, a decrease of $528.5 million or approximately 34% from revenues for fiscal year 2001 of $1,559.3 million. The decrease consists of a $528.8 million decrease in Solutions Group revenues and a $0.3 million increase in PalmSource revenues from third party customers. The decline in Solutions Group revenues was primarily driven by reduced unit shipments as a result of the economic slowdown and reduced growth in the handheld industry as well as by a reduction in average selling prices due to increased competition. See Solutions Group and PalmSource MD&A sections for further analysis.

Total Cost of Revenues

‘Total cost of revenues’ was $650.0 million in fiscal year 2002, a decrease of $683.9 million or approximately 51% from ‘Total cost of revenues in fiscal year 2001 of $1,333.9 million. This decrease consists of a $689.1 million decrease in Solutions Group ‘Total cost of revenues’ exclusive of intersegment royalty expenses offset by a $5.2 million increase in PalmSource ‘Total cost of revenues’ for fiscal year 2002 compared to fiscal year 2001. ‘Total cost of revenues’ as a percentage of revenues were 63.0% in fiscal year 2002 compared to 85.5% in fiscal year 2001. This 22.5% decrease in ‘Total cost of revenues’ as a percentage of revenues primarily reflects a charge for special excess inventory and related costs of 17.2% of revenues in fiscal year 2001 and a benefit for special excess inventory and related costs realized in fiscal year 2002 of 9.9% of revenues (resulting in a year-to-year decrease in ‘Total cost of revenues’ of 27.1%), partially offset by the impact of lower average selling prices due to increasing competition and increased warehousing and freight expenses due to higher inventory levels. See Solutions Group and PalmSource MD&A sections for further analysis.

Sales and Marketing

Sales and marketing expenses were $237.2 million in fiscal year 2002, a decrease of $100.1 million or approximately 30% from sales and marketing expenses in fiscal year 2001 of $337.3 million. This decrease consists of a $93.7 million decrease in Solutions Group sales and marketing expenses and a $6.4 million decrease in PalmSource sales and marketing expenses for fiscal year 2002 compared to fiscal year 2001. Sales and marketing expenses as a percentage of revenues were 23.0% in fiscal year 2002 compared to 21.6% in fiscal year 2001. The reduction in our consolidated sales and marketing expenses was primarily due to cost cutting efforts to better align our spending with reduced revenue levels. See Solutions Group and PalmSource MD&A sections for further analysis.

Research and Development

Research and development expenses were $141.7 million in fiscal year 2002, a decrease of $17.4 million or approximately 11% from research and development expenses in fiscal year 2001 of $159.1 million. This decrease consists of a $12.1 million decrease in Solutions Group research and development expenses and a $5.3 million decrease in PalmSource research and development expenses for fiscal year 2002 compared to fiscal year 2001. Research and development expenses as a percentage of revenues were 13.8% in fiscal year 2002 compared to 10.3% in fiscal year 2001. The reduction in absolute dollars of our consolidated research and development expenses was primarily due to cost cutting efforts to better align our spending with reduced revenue levels. The increase in the research and development expenses as a percentage of revenues primarily reflects decreased revenues in fiscal year 2002. See Solutions Group and PalmSource MD&A sections for further analysis.

General and Administrative

General and administrative expenses were $56.4 million in fiscal year 2002, a decrease of $31.4 million or approximately 36% from general and administrative expenses in fiscal year 2001 of $87.8 million. This decrease consists of a $31.4 million decrease in Solutions Group general and administrative expenses while PalmSource research and development expenses remained relatively flat for fiscal year 2002 compared to fiscal year 2001. General and administrative expenses as a percentage of revenues were 5.5% in fiscal year 2002 compared to 5.6% in fiscal year 2001. The reduction in our consolidated general and administrative expenses was primarily due to cost cutting efforts to better align our spending with current revenue levels and a reduction in the provision for doubtful accounts consistent with the decrease in our revenues and outstanding accounts receivable balance. See Solutions Group and PalmSource MD&A sections for further analysis.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets was $12.5 million in fiscal year 2002. Amortization of goodwill and intangible assets was $37.3 million in fiscal year 2001. The decrease in amortization of goodwill and intangible assets was primarily the result of the implementation of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal year 2002, which resulted in goodwill no longer being amortized. See Solutions Group and PalmSource MD&A sections for further analysis.

Separation Costs

Separation costs were $1.5 million in fiscal year 2002 compared to $5.5 million in fiscal year 2001. Separation costs of $1.1 million in fiscal year 2002 related to the establishment of PalmSource as a separate business. All of the separation costs in fiscal year 2001 and $0.4 million of the separation costs in fiscal year 2002 related to our fiscal year 2000 separation from 3Com. See Solutions Group and PalmSource MD&A sections for further analysis.

Impairment Charges

In the fourth quarter of fiscal year 2001, we incurred impairment charges of $106.7 million consisting of a $47.7 million impairment of goodwill and intangible assets related to the AnyDay acquisition, due to the AnyDay acquisition performing below expectations, and a $59.0 million impairment charge related to the land on which we had previously intended to build our new corporate headquarters. See Solutions Group and PalmSource MD&A sections for further analysis.

Restructuring Charges

Restructuring charges were $46.6 million in fiscal year 2002 compared to $60.9 million in fiscal year 2001. See Solutions Group and PalmSource MD&A sections for further analysis.

Purchased In-Process Technology

Purchased in-process technology in fiscal year 2001 was a result of the AnyDay acquisition and the peanutpress acquisition. Approximately $0.9 million of the purchase price of AnyDay and $0.2 million of the purchase price of peanutpress represented purchased in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to operations. See Solutions Group and PalmSource MD&A sections for further analysis.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $0.9 million of net interest and other income in fiscal year 2002 compared to $41.9 million in fiscal year 2001 resulting from lower cash balances, reduced interest rates and increased interest expense arising from the issuance of subordinated convertible debt. See Solutions Group and PalmSource MD&A sections for further analysis.

Income Tax Provision (Benefit)

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

International revenues were approximately 41% of worldwide revenues in fiscal year 2003 compared with approximately 36% in fiscal year 2002. Of the 17% decline in worldwide revenues from fiscal year 2002 to fiscal year 2003, 15% resulted from a reduction in US revenues and 2% resulted from a reduction in international revenues. The relatively smaller decline in international revenues accounts for international revenues providing for a larger share of worldwide revenues in fiscal year 2003 despite a reduction in absolute international revenues. Although average selling prices for our handheld devices declined similarly in both the US and international markets by about 11% from fiscal year 2002 to fiscal year 2003, absolute international revenues declined by only 5% relative to the decline in US revenues of 23%. The lower decline in international revenues came from an increase in handheld units sold internationally, (representing a 10% increase in fiscal year 2003 over fiscal year 2002, versus a 10% reduction in the US), coupled with a lower decline in accessories revenue internationally (a 21% decline internationally in fiscal year 2003 over fiscal year 2002 versus a 44% decline in the US). The international revenues reflected strong year over year performance in Europe with increased unit shipments and sell through to end users reflecting European market share gains.

We believe Palm faced weaker economies and more intense competition both domestically and internationally in fiscal year 2003 over fiscal year 2002.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’, ‘Cost of revenues—charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘Amortization of goodwill and intangible assets’ as shown in the Solutions Group results of operations table. ‘Total cost of revenues’ was $625.9 million in fiscal year 2003 and $681.5 million in fiscal year 2002. ‘Total cost of revenues’ as a percentage of revenues was 74.7% in fiscal year 2003 compared to 67.9% in fiscal year 2002. ‘Cost of revenues’ primarily consists of costs to produce and deliver our devices, accessories and related services. ‘Cost of revenues’ in fiscal year 2003 was $625.2 million, or 74.6% of revenues, compared to $782.7 million, or 77.9% of revenues, in fiscal year 2002. The decrease in ‘cost of revenues’ as a percentage of revenues was primarily due to improvement in component and product transformation costs of approximately 2.0 percentage points, reduced excess and obsolete costs of approximately 1.2 percentage points resulting from improved inventory management, and lower product warranty expenses of approximately 1.2 percentage points as a result of fewer than anticipated claims with respect to electro-static discharge issues related to certain products as well as lower repair costs per unit resulting from contract renegotiations and changes in third party repair vendors, partially offset by increased scrap and rework and manufacturing spending of approximately 1.6 percentage points.

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

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and related information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $37.7 million in fiscal year 2003 compared to $43.6 million in fiscal year 2002, a decrease of $5.9 million or approximately 14%. General and administrative expenses as a percentage of revenues increased to 4.5% in fiscal year 2003 from 4.3% in fiscal year 2002. The increase as a percentage of revenues in fiscal year 2003 is primarily due to decreased revenues in fiscal year 2003 as compared to fiscal year 2002. The decrease in absolute dollars was due to lower employee related expenses of approximately $5.4 million as a result of reduced headcount and lower legal and professional services expenses of approximately $5.3 million. These decreases in expenses were offset by an increased provision for doubtful accounts, of approximately  $5.7 million. The provision for doubtful accounts was a charge of $0.9 million in fiscal year 2003 compared to a credit of $4.8 million in fiscal year 2002; this credit was due to collection of certain specifically reserved fiscal year 2001 receivables and the overall lower balance of gross accounts receivable at the end of fiscal year 2002. Headcount at the end of fiscal year 2003 decreased by approximately 23% compared to fiscal year 2002, resulting from restructuring actions initiated to align our cost structure with current revenue levels.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $3.0 million of income in fiscal year 2003 compared to $1.6 million of income in fiscal year 2002. Interest and other income (expense) in fiscal year 2003 primarily consisted of insurance proceeds of $12.7 million from a partial insurance settlement of a business interruption claim and interest income on our cash balances of $3.8 million offset by interest expense of $2.6 million, bank charges, including amortization of financing activities and credit card fees, of $3.9 million, legal settlements of $4.1 million and impairment of equity investments of $2.7 million. Interest and other income (expense) for fiscal year 2002 primarily consisted of interest income on our cash balances of $9.2 million and insurance proceeds of $5.0 million from a partial insurance settlement of a business interruption claim offset by banking charges of $5.1 million, impairment of our investments in two privately-held companies of $5.1 million and interest expense of $1.8 million. Interest income decreased primarily as the result of lower cash balances and reduced interest rates on our investments. Bank charges decreased due to decreased credit card fees of $1.2 million. Interest expense increased reflective of a full year of interest from the issuance of our subordinated convertible debt in the second quarter of fiscal year 2002.

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

General and Administrative

General and administrative expenses were $43.6 million in fiscal year 2002 compared to $75.0 million in fiscal year 2001, a decrease of $31.4 million or approximately 42%. General and administrative expenses as a percentage of revenues decreased to 4.3% in fiscal year 2002 from 4.9% in fiscal year 2001. The decrease as a percentage of revenues and in absolute dollars was primarily due to a decrease in the provision for doubtful accounts of approximately $13.5 million. The provision for doubtful accounts was a credit of $4.8 million in fiscal year 2002 compared to a charge of $8.7 million in fiscal year 2001; the credit in fiscal year 2002 was due to collection of certain specifically reserved fiscal year 2001 receivables and the overall lower balance of gross accounts receivable, and the charge in fiscal year 2001 reflects provision for specifically identified accounts and the overall higher balance of gross accounts receivable. In addition, personnel and related expenses decreased approximately $7.0 million, reflecting reduced headcount as a result of restructuring actions.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $1.6 million of income in fiscal year 2002 compared to $41.9 million of income in fiscal year 2001. Interest and other income (expense) in fiscal year 2002 primarily consisted of interest income on our cash balances of $9.2 million and insurance proceeds of $5.0 million from a partial insurance settlement of a business interruption claim offset by banking charges of $5.1 million, impairment of our investments in two privately-held companies of $5.1 million and interest expense of $1.8 million. Interest and other income (expense) for fiscal year 2001 primarily consisted of interest income on our cash balances of $48.7 million offset by approximately $5.5 million related to the net settlement of two lawsuits. The decline in interest and other income (expense) is the result of lower cash balances, reduced interest rates on investments, increased interest expense arising from the issuance of subordinated convertible debt in the second quarter of fiscal year 2002 and the amortization of financing charges incurred related to the $150 million asset-backed, borrowing-base credit facility obtained in the first quarter of fiscal year 2002.

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

The business segment information included in this MD&A has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and is based upon the financial information used by management for assessing segment performance. The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group based on information reported by the Solutions Group in the month subsequent to the period of sale by the Solutions Group of a Palm OS device, in accordance with the Palm OS license agreement between PalmSource and the Solutions Group. The license agreement between Solutions Group and PalmSource became effective December 3, 2001 when PalmSource was established as a separate legal entity. For periods prior to December 3, 2001, business segment information includes imputed royalties as revenues for PalmSource and cost of revenues for Solutions Group. These imputed royalties would not be reported as revenues of PalmSource or as cost of revenues of Solutions Group under generally accepted accounting principles in the separate financial statements of the respective entities. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation. For management reporting purposes, the Company does not allocate income tax provision (benefit) to the operating segments.

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

Restructuring Charges

Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. Restructuring charges were $2.0 million in fiscal year 2003 and $2.2 million in fiscal year 2002. The restructuring charges in the third quarter fiscal year 2003 action were primarily workforce reduction costs for severance, benefits and related costs, of $2.0 million, which consisted of approximately 60 regular employees, primarily in the United States and facilities and property and equipment that will be disposed of or removed from service, of approximately $0.2 million. As of May 31, 2003, headcount reductions were essentially complete. Approximately $1.9 million cash has been paid in relation to this restructuring action initiated to better align the expense structure with revenues. The restructuring charges in fiscal year 2002 consisted of two restructuring actions initiated during the second and fourth quarters of fiscal year 2002. These charges consisted of an estimated loss on lease commitments for excess facilities of approximately $1.6 million, as well as workforce reduction costs primarily related to severance, benefits and related costs of $0.6 million. During the year ended May 31, 2003, PalmSource recorded restructuring adjustments totaling $0.2 million to reflect the changes in the estimated costs of certain actions from the original estimates. The workforce reductions affected a small number of regular employees in Europe. As of May 31, 2003, the headcount reductions related to the fiscal year 2002 restructuring actions are complete and the headcount reductions related to the fiscal year 2003 restructuring actions are essentially complete and are expected to be settled in fiscal year 2004 resulting in annual savings of approximately $9.6 million.

Interest and Other Income (Expense), Net

Interest and other expense was $5.1 million in fiscal year 2003 and $0.7 million in fiscal year 2002. The increase in interest and other expense in fiscal year 2003 from fiscal year 2002 was primarily due to a $3.2 million charge to write down an investment in a privately-held company, which had been carried at cost and for which we determined the decline in value to be other than temporary. The increase was also attributed to $1.3 million of expense relating to a $50.0 million bond posted relative to the Xerox litigation and $0.5 million due to interest on a $20.0 million, 2.48% intercompany note payable, which is eliminated in consolidation.

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

Accounts receivables, net of the allowance for doubtful accounts, was $97.4 million at May 31, 2003 an increase of $33.8 million or 53% from $63.6 million at May 31, 2002. Days sales outstanding (“DSO”) of receivables increased to 39 days at May 31, 2003 from 25 days at May 31, 2002. The increase in accounts receivable and DSO was primarily due to the lower percentage of the revenue shipped in the third month of the fourth quarter of fiscal year 2002 as compared to fiscal year 2003. In addition, in the fourth quarter of fiscal year 2002, we offered limited early payment incentives which reduced the May 31, 2002 accounts receivable by approximately $4.9 million. The allowance for doubtful accounts represented approximately 4% of gross accounts receivable at May 31, 2003 versus approximately 10% of gross accounts receivable at May 2002. At May 31, 2002, the allowance for doubtful accounts included reserves for certain specific individually small direct customer accounts receivable which constituted approximately 5% of the gross receivables at that date. During fiscal year 2003, these small direct customer accounts receivable were deemed uncollectible and were written-off resulting in a reduction in the allowance for doubtful accounts both in absolute dollars and as a percentage of gross accounts receivable. The allowance for doubtful accounts is determined based upon our collections experience, our assessment of specifically identified accounts and risks related to customer mix. During fiscal year 2003, there were no significant changes in our collection policies or payment terms.

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

On August 28, 2003, Palm entered into a two-year, $30.0 million revolving credit line from Silicon Valley Bank (“SVB”). The credit line is secured by assets of the Company, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4% at August 28, 2003) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.87% at August 28, 2003). The interest rate may vary based on fluctuations in market rates. Palm is subject to a financial covenant requirement under the agreement to maintain unrestricted cash on deposit in the United States of not less than $100.0 million.

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

The accompanying consolidated financial statements are audited by Deloitte & Touche LLP, independent auditors, and such independent auditors’ report is included in this Annual Report on Form 10-K/A on page 69.

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

Historical information has been restated to conform to the current segment presentation. This includes applying the terms of the license agreement between the Solutions Group and PalmSource, as amended and restated, effective in the third quarter of fiscal year 2002, to the prior periods and reporting the imputed royalties as revenues for PalmSource and cost of revenues for Solutions Group. These imputed royalties would not be reported as revenues of PalmSource or as cost of revenues of Solutions Group under generally accepted accounting principles in the separate financial statements of the respective entities.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers

Directors

Set forth below is information concerning our current directors, their ages as of August 29, 2003 and the year in which they became a director.

Name	Age	Director Since
Eric A. Benhamou	48	1999
R. Todd Bradley	44	2002
Gordon A. Campbell	59	1999
Gareth C.C. Chang	60	2001
Jean-Jacques Damlamian	61	2000
Michael Homer	45	2000
David C. Nagel	58	2000
Susan G. Swenson	55	1999

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

Gordan A. Campbell has served as one of our directors since September 1999. Mr. Campbell is the founder and, since 1993, has been President and Chairman of the Board, of Techfarm, Inc., a company formed to launch technology-based start-up companies. Mr. Campbell was the founder of a company that designs and distributes very large-scale integrated circuit products, and served as its President and Chief Executive Officer from December 1984 until November 1993, and as its Chairman of the Board from December 1984 until November 1995. Mr. Campbell also serves as a director of Bell Microproducts, Inc. and Chairman of the board of directors of 3D/Fx Interactive Inc.

Gareth C.C. Chang has served as one of our directors since July 2001. He has been the Chairman and Managing Partner of GC3 & Associates International, LLC, a private investment and consulting company, since June 2000. From September 1998 to April 2000, Mr. Chang served as Chairman and Chief Executive Officer of STAR TV, a provider of satellite television in Asia, and Executive Director of News Corporation, a global provider of news, sports and entertainment. From July 1993 to August 1998, Mr. Chang was President of Hughes Electronics International, a provider of digital television entertainment, broadband satellite networks and services and global video and data broadcasting. During this time he also served as President of Direct TV International, a provider of digital satellite television entertainment. Previously, he was Corporate Vice President of McDonnell Douglas Corporation, a defense contractor, manufacturer of commercial airplanes and wholly-owned subsidiary of the Boeing Company. Mr. Chang holds a bachelors degree in mathematics and physics from California State University, Fullerton and a master of business administration degree from Pepperdine University. He also holds an honorary doctoral of science degree from California State University, Fullerton, is currently a visiting professor at Tsinghua University in Beijing, China and is also serving on the Public Policy Advisory Board of the University of California, Los Angeles. Mr. Chang is currently a member of the Advisory Council of Nike Inc. and also serves as a director of SRS Labs Inc.

Jean-Jacques Damlamian has served as one of our directors since September 2000. Mr. Damlamian has been Senior Vice President, Group Technology and Innovation at France Telecom, a telecommunications operator and network supplier, since January 2003. From January 1996 until January 2003, Mr. Damlamian served as Group Executive Vice President in charge of the Development Branch of France Telecom. From April 1991 until January 1996, Mr. Damlamian was Senior Vice President, Marketing and Sales for France Telecom. Mr. Damlamian served as Group Vice President, International and Industrial Affairs for France Telecom from November 1989 until April 1991, and was its Vice President, Mobile Services from May 1988 until November 1989. Prior to May 1988, Mr. Damlamian worked in various divisions of France Telecom. Mr. Damlamian graduated from the Ecole Polytechnique and Ecole Nationale Superieure des Telecommunications, and he is a member of the Institute of Electrical and Electronics Engineers (IEEE). Mr. Damlamian is a recipient of the French Legion d’Honneur and the Ordre National du Merite. In March 2001, Mr. Damlamian was elected Non-Executive Chairman of the Supervisory Board of EUTELSAT S.A., a company that is incorporated in France and operates satellite services throughout Europe and other parts of the world. Mr. Damlamian also serves as a director of Bull S.A.

Michael Homer has served as one of our directors since February 2000. Mr. Homer has been the Chief Executive Officer and Chairman of Kontiki, Inc., a provider of a managed delivery system for enterprise media and document control, since November 2000. From April 1999 to November 2000, Mr. Homer was Senior Vice President at America Online, an Internet service provider. Prior to Netscape’s acquisition by America Online, Mr. Homer held various positions at Netscape, a provider of software, services and website resources to businesses and consumers using the Internet, beginning in October 1994, including Executive Vice President, Sales and Marketing and General Manager of Netscape Netcenter. From April 1994 to October 1994, Mr. Homer was a consultant. From August 1993 to April 1994, Mr. Homer served as Vice President, Engineering at EO Corporation, a hand-held computer manufacturer, and from July 1991 to July 1993, Mr. Homer was Vice President, Marketing of Go Corporation, a pen-based software company. He had previously been Director of Product Marketing of Apple, a manufacturer of personal computers and related personal computing resources, where he held various technical and marketing positions from 1982 through 1991. Mr. Homer holds a Bachelor of Science degree from the University of California, Berkeley.

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

Susan G. Swenson has served as one of our directors since October 1999. Ms. Swenson has been President and Chief Operating Officer and a director of Leap Wireless International, Inc., a provider of communications solutions for the mass consumer market, since July 1999. From July 1999 to July 2000, Ms. Swenson was Chief Executive Officer of Cricket Communications, Inc., a wireless communications service provider in the U.S. From March 1994 to July 1999, Ms. Swenson served as President and Chief Executive Officer of Cellular One, a joint venture between AirTouch/Vodafone and AT&T Wireless, two wireless communications service providers. On April 13, 2003, Leap Wireless International and substantially all of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code of 1978, as amended. Ms. Swenson is also a director of Wells Fargo Bank.

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of July 25, 2003.

Name	Age	Position
Eric A. Benhamou	48	Chairman and Chief Executive Officer
R. Todd Bradley	44	President and Chief Executive Officer, Solutions Group
David C. Nagel	58	President and Chief Executive Officer, PalmSource, Inc.
Judy Bruner	44	Senior Vice President and Chief Financial Officer
Marianne F. Jackson	48	Senior Vice President and Chief Human Resources Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires Palm’s executive officers, directors and persons who beneficially own more than 10% of Palm’s common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish Palm with copies of all Section 16(a) forms filed by such persons.

Based solely on Palm’s review of such forms furnished to Palm and written representations from certain reporting persons, Palm believes that all filing requirements applicable to Palm’s executive officers, directors and persons who beneficially own more than 10% of Palm’s common stock were complied with during the fiscal year ended May 30, 2003.

Item 11.    Executive Compensation

Executive Compensation

The following table sets forth information concerning the compensation paid by Palm to (i) the Chief Executive Officer of Palm and (ii) the four other most highly compensated individuals (based on salary and bonus during the fiscal year ended May 30, 2003) who were serving as executive officers of Palm at the end of the fiscal year ended May 30, 2003. We shall refer to such individuals collectively as the named executive officers in this annual report.

Summary Compensation Table

				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation		Restricted Stock Award(s) ($)(2)		Securities Underlying Options (#)	All Other Compensation ($)(3)
		Salary ($)	Bonus ($) (1)
Eric A. Benhamou	2003	525,000	36,750	—		60,000	—
Chief Executive Officer and Chairman of the Board of Palm, Inc. (4)	2002 2001	284,375 —	— —	— —		55,250 —	— —

David C. Nagel	2003	620,000	100,000	—		—	6,011
President and Chief Executive Officer of PalmSource, Inc. and Director of Palm, Inc. (5)	2002	432,213	100,000	426,000	(8)	2,750	3,902

R. Todd Bradley	2003	596,250	86,800	97,000	(9)	72,500	128,418
President and Chief Executive Officer, Solutions Group, and Director of Palm, Inc. (6)	2002	514,596	—	88,800	(10)	80,000	55,194

Judy Bruner	2003	330,000	32,340	48,500	(11)	30,000	2,948
Senior Vice President and Chief Financial Officer of Palm, Inc.	2002 2001	330,000 311,667	— 58,003	125,200 —	(12)	21,154 12,100	2,795 5,788

Marianne Jackson	2003	275,000	19,250	48,500	(13)	25,000	7,046
Senior Vice President, Chief Human Resources Officer of Palm, Inc. (7)	2002	90,625	—	—		12,500	2,019

(1)	In fiscal year 2001, Palm’s executive officers declined the bonuses that they were eligible to receive under Palm’s company-wide bonus plan for the third quarter of fiscal year 2001. No executive officers were paid bonuses under Palm’s company-wide bonus plan for the fourth quarter of fiscal year 2001 or for the fiscal year 2002 due to Palm’s financial performance.
(2)	Based on the closing sale price of Palm’s common stock as reported on the Nasdaq National Market on May 30, 2003 of $11.98 per share, the dollar value of 68,872 shares of restricted stock outstanding as of May 30, 2003 was $825,087, of which 41,100 shares were subject to a right of repurchase by Palm. Palm does not presently plan to pay any dividends on shares of its restricted stock referred to in this column.
(3)	All other compensation generally includes payment of relocation expenses, 401(k) matching payments, group term life insurance premiums and severance payments. With respect to Mr. Nagel, in the fiscal year ended May 30, 2003, all other compensation includes $6,011 in group term life insurance premiums. With respect to Mr. Bradley, in the fiscal year ended May 30, 2003, all other compensation includes $111,468 in housing allowances, $5,000 in 401(k) matching payments, $1,450 in group term life insurance premiums and $10,500 in financial consulting expenses. With respect to Ms. Bruner, in the fiscal year ended May 30, 2003, all other compensation includes $2,063 in 401(k) matching payments and $885 in group term life insurance premiums. With respect to Ms. Jackson, in the fiscal year ended May 30, 2003, all other compensation includes $6,146 in 401(k) matching payments and $900 in group term life insurance premiums.
(4)	Mr. Benhamou became Chief Executive Officer of Palm, Inc, on November 9, 2001.
(5)	Mr. Nagel became an employee of Palm, Inc. in September 2001 and President and Chief Executive Officer of PalmSource, Inc., a subsidiary of Palm, Inc., in December 2001.
(6)	Mr. Bradley became an employee of Palm, Inc. in June 2001 and was appointed a director of Palm, Inc. effective as of July 2002. In addition, Mr. Bradley was appointed Chief Executive Officer of the Solutions Group of Palm, Inc. effective as of September 2002.

(7)	Ms. Jackson became Senior Vice President, Chief Human Resources Officer of Palm, Inc. in February 2002. In order to facilitate the integration of the management teams of the respective companies and the retention of Handspring employees, Marianne Jackson will be leaving Palm following the transaction and Patricia A. Tomlinson will be assuming the role of Senior Vice President and Chief Human Resources Officer.
(8)	Represents the dollar value of grants of 2,500 shares and 5,000 shares of restricted stock to Mr. Nagel based upon the closing price of $56.80 per share of Palm’s common stock on the date of grant. The grant of 2,500 shares of restricted stock vested upon the successful release to the market of the first Palm ARM-based operating system. The grant of 5,000 shares of restricted stock vests in equal annual increments over a two-year period.
(9)	Represents the dollar value of 5,000 shares of restricted stock granted to Mr. Bradley based upon the closing price of $19.40 per share of Palm’s common stock on the date of grant, which vests in equal annual increments over a three-year period.
(10)	Includes the dollar value of 500 shares of restricted stock granted to Mr. Bradley based upon the closing price of $104.80 per share of Palm’s common stock on the date of grant, which vests on the sixth anniversary of the date of grant. Also includes the dollar value of 500 shares of restricted stock granted to Mr. Bradley based upon the closing price of $72.80 per share of Palm’s common stock on the date of grant, which vests as to 30 percent of the shares on the first and second anniversary of the date of grant and as to the remaining 40 percent of the shares on the third anniversary of the date of grant.
(11)	Represents the dollar value of 2,500 shares of restricted stock granted to Ms. Bruner based upon the closing price of $19.40 per share of Palm’s common stock on the date of grant, which vests in equal annual increments over a three-year period.
(12)	Includes the dollar value of 500 shares of restricted stock granted to Ms. Bruner based upon the closing price of $104.80 per share of Palm’s common stock on the date of grant, which vests on the sixth anniversary of the date of grant. Also includes the dollar value of 1,000 shares of restricted stock granted to Ms. Bruner based upon the closing price of $72.80 per share of Palm’s common stock on the date of grant, which vests as to 30 percent of the shares on the first and second anniversary of the date of grant and as to the remaining 40 percent of the shares on the third anniversary of the date of grant.
(13)	Represents the dollar value of 2,500 shares of restricted stock granted to Ms. Jackson based upon the closing price of $19.40 per share of Palm’s common stock on the date of grant, which vests in equal annual increments over a three-year period.

Grants of Stock Options

The following table provides information concerning grants of options to purchase Palm’s common stock made during the fiscal year ended May 30, 2003 to the named executive officers:

Option Grants in Fiscal Year 2003

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
Name	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year 2003(2)	Exercise Price Per Share ($/sh)(3)	Expiration Date
					5%($)	10%($)
Eric A. Benhamou	60,000	2.3	12.10	11/01/12	456,578	1,157,057
David C. Nagel	—	—	—	—	—	—
R. Todd Bradley	12,500	0.5	13.80	09/03/12	108,484	274,921
	60,000	2.3	13.80	09/03/12	520,725	1,319,619
Judy Bruner	30,000	1.1	13.80	09/03/12	260,362	659,809
Marianne F. Jackson	25,000	1.0	13.80	09/03/12	216,969	549,841

(1)	All of the options in this table are subject to the terms of Palm’s 1999 Stock Plan, as amended, and are exercisable only as they vest.
(2)	Based on a total of options to purchase 2,611,306 shares granted to all Palm employees in the fiscal year ended May 30, 2003.
(3)	All options were granted at an exercise price equal to the fair market value of Palm’s common stock on the date of grant.
(4)	Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules, and do not represent Palm’s estimate of future stock prices. No gain to an optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price will result in zero dollars for the optionee. Actual realizable values, if any, on stock option exercises are dependent on the future performance of Palm’s common stock, overall market conditions and the option holders’ continued employment through the vesting period.

Exercises of Stock Options

The following table provides information concerning option exercises during the fiscal year ended May 30, 2003 and the exercisable and unexercisable options held by the named executive officers as of May 30, 2003:

Aggregated Option Exercises in Fiscal Year 2003 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at May 30, 2003 (#)		Value of Unexercised In-the-Money Options at May 30, 2003 (1)($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric A. Benhamou	—	—	51,751	63,499	—	—
David C. Nagel	—	—	2,500	250	—	—
R. Todd Bradley	—	—	44,634	107,866	—	—
Judy Bruner	—	—	50,037	41,229	—	—
Marianne F. Jackson	—	—	9,461	28,039	—	—

(1)	Based on a fair market value of $11.98 per share as of May 30, 2003, the closing sale price per share of Palm’s common stock on that date as reported on the Nasdaq National Market.

Employment, Severance and Change of Control Agreements

Pursuant to an Employment Offer Letter dated September 13, 2001, Mr. Nagel accepted the position of Chief Executive Officer and President of PalmSource, Inc. The terms of the offer letter include, among other things, a starting salary of $620,000 per year, participation in a discretionary cash bonus plan, a grant of stock options to purchase shares of PalmSource (when possible), a grant of shares of Palm restricted stock, a sign-on/retention bonus of $200,000 paid over 18 months, and standard benefits. Pursuant to the offer letter, Mr. Nagel is entitled to severance benefits if his employment is terminated involuntarily by Palm or PalmSource, other than for cause (as defined in the offer letter) or voluntarily by him for good reason (as defined in the offer letter). These severance benefits include a severance payment equal to two times Mr. Nagel’s annual salary and 100% of his target bonus, continued employee benefits for two years, a pro-rated bonus payment, acceleration of vesting of his stock options and his Palm restricted stock grant as if he continues as an employee of PalmSource for two additional years following his termination, payment of the difference between the total value of Mr. Nagel’s Palm restricted stock grant on the date of termination and $2,000,000 (if such termination occurs prior to September 15, 2003), and a waiver of any obligation on his part to return any of the sign-on/retention bonus.

Palm has entered into management retention agreements with the following named executive officers: R. Todd Bradley, Judy Bruner and Marianne Jackson. The management retention agreements with Mr. Bradley and Ms. Bruner entitle each such officer to full acceleration of the vesting of his or her outstanding stock options and full vesting of any shares of restricted stock upon a change of control (as defined in the management retention agreements). Under Ms. Jackson’s management retention agreement, Ms. Jackson’s outstanding stock options and restricted stock become fully vested if, within 12 months following a change of control (as defined in the management retention agreement), her employment is terminated involuntarily by Palm other than for cause (as defined in the management retention agreement), death or disability or voluntarily by Ms. Jackson for good reason (as defined in the management retention agreement). Further, the management retention agreements with all of the named executive officers listed above provide that each such officer is entitled to additional severance benefits if, within 12 months following a change of control (as defined in the management retention agreements), the employee’s employment is terminated involuntarily by Palm other than for cause (as defined in the management retention agreements), death or disability or voluntarily by the employee for good reason (as defined in the management retention agreements) and the employee enters into a mutual release of claims with Palm. These severance benefits include a severance payment of one times annual salary and target bonus (except that with respect to Mr. Bradley, this severance payment is two times annual salary and target bonus), continued company-paid coverage of certain employee benefits for a minimum of two years following his or her termination, pro-rated bonus payment and a tax equalization payment to eliminate the effects of any applicable “golden parachute” excise tax.

In addition, Palm has entered into severance agreements with R. Todd Bradley and Judy Bruner. Pursuant to the severance agreements, each of these employees is entitled to severance benefits if the employee’s employment is terminated involuntarily by Palm other than for cause (as defined in the severance agreements), death or disability (as defined in the severance agreements) or voluntarily by the employee for good reason (as defined in the severance agreements) and the employee enters into a mutual release with Palm, complies with all of the terms of the severance agreement, including the non-solicitation of employees, and does not qualify for payments and benefits under his or her management retention agreement. With respect to Ms. Bruner, the severance benefits include a lump-sum payment equal to 100% of annual base salary, one year of accelerated vesting of stock options (excluding any shares that would vest solely or have their vesting accelerate upon the achievement of performance objectives), vesting of one-half of any shares of restricted stock (excluding any shares that vest solely or have their vesting accelerate upon the achievement of performance objectives) and certain employer paid health benefits for one year if the employee elects continuation coverage. With respect to Mr. Bradley, the severance benefits include a lump-sum payment equal to 200% of annual base salary, two years of accelerated vesting of stock options (excluding any shares that would vest solely or have their vesting accelerate upon the achievement of performance objectives), vesting of one-half of any shares of restricted stock (excluding any shares that vest solely or have their vesting accelerate upon the achievement of performance objectives) and certain employer paid health benefits for two years if the employee elects continuation coverage. Under the terms of the severance agreements, a termination event will not be deemed to have occurred where an individual is employed by a subsidiary of Palm and Palm distributes the securities of such subsidiary to Palm’s stockholders.

Palm has also entered into executive retention agreements with the following named executive officers pursuant to the Solution Group’s executive retention program: R. Todd Bradley, Judy Bruner and Marianne Jackson. Pursuant to these agreements, each of these officers is entitled to a guaranteed bonus based on target percentages of his or her eligible base salary for the period from the first quarter of fiscal year 2003 through the second quarter of fiscal year 2004. The bonuses are contingent on the achievement of minimum performance ratings exceeding expectations and are scheduled to be paid after the end of Palm’s quarter ending November 28, 2003, provided the officer has remained at Palm through that date. In addition, these agreements provide for grants of restricted stock to these officers, subject to a three year vesting schedule in equal annual installments, in the following amounts (such amounts are adjusted to give effect to the one-for-20 reverse stock split of Palm common stock effective as of October 15, 2002): 5,000 shares for Mr. Bradley, 2,500 shares for Ms. Bruner and 2,500 shares for Ms. Jackson.

In May 2001, Palm entered into an offer letter agreement with R. Todd Bradley, which provides for: a base annual salary of $525,000, bonus eligibility, and a grant of an option to acquire 37,500 shares of Palm common stock (such number of shares is adjusted to give effect to the one-for-twenty reverse stock split of Palm common stock effective as of October 15, 2002) subject to four year vesting with 25% vesting after the first year and monthly vesting thereafter. In May 2002, Mr. Bradley was promoted to President, Solutions Group, and his compensation was adjusted to provide for an enhanced bonus potential and a grant of an additional option to acquire 37,500 shares of Palm common stock (such number of shares is adjusted to give effect to the one-for-twenty reverse stock split of Palm common stock effective as of October 15, 2002), subject to four year vesting with 25% vesting after the first year and the remaining option vesting monthly thereafter. In September 2002, Mr. Bradley’s title was changed to President and Chief Executive Officer, Solutions Group, and his base annual salary was increased to $620,000. In August 2003, Mr. Bradley’s annual base salary was increased to $660,000, and in July 2003, he was granted an option to purchase 150,000 shares of Palm common stock, subject to monthly vesting over three years.

In January 2002, Palm entered into an offer letter agreement with Marianne F. Jackson, which provides for: a base annual salary of $275,000, bonus eligibility, and a grant of an option to acquire 22,500 shares of Palm common stock (such number of shares is adjusted to give effect to the one-for-twenty reverse stock split of Palm common stock effective as of October 15, 2002), subject to four year vesting with 25% vesting after the first year and monthly vesting thereafter.

In September 2003, Palm entered into a severance agreement with Ms. Jackson, which, pursuant to her existing severance agreement, provides for a lump sum payment on approximately November 1, 2003 in the amount of $275,000, payment of accrued but unused paid time off, up to $10,000 of executive outplacement services, coverage of COBRA premiums through October 2004, one year of accelerated vesting of stock options as of approximately November 1, 2003 (excluding any shares that would vest solely or have their vesting accelerate upon the achievement of performance objectives) and accelerated vesting of one-half of any shares of restricted stock that remain unvested as of approximately November 1, 2003 (excluding any shares that vest solely or have their vesting accelerate upon the achievement of performance objectives). In addition, the severance agreement provides an additional lump sum payment in the amount of $187,000, which Ms. Jackson would have earned pursuant to the executive retention program had she remained with Palm through November 28, 2003.

In November 2002, Palm entered into a letter arrangement with Eric Benhamou, which provides for: an annual base salary of $525,000; bonus eligibility; a grant of an option exercisable for 60,000 shares of Palm common stock (such amount gives effect to the one-for-twenty reverse stock split of Palm common stock effective as of October 15, 2002), which vests in equal annual installments over three years and accelerated vesting in full at the time of the PalmSource distribution; and an additional grant of an option exercisable for 5,000 shares of Palm common stock to be made at the time of the consummation of the PalmSource distribution.

Palm’s 1999 Stock Plan, as amended (the “Stock Plan”), provides that in the event of Palm’s merger with or into another corporation or the sale of substantially all of Palm’s assets, the successor corporation may assume or substitute an equivalent award for each outstanding option or stock purchase right. If following such an assumption or substitution, the holder of an option or stock purchase right is terminated without cause within 12 months following a change of control (as defined in the Stock Plan), then the vesting and exercisability of 50% of the then unvested shares of common stock of Palm subject to his or her option or stock purchase right will accelerate. If the outstanding options or stock purchase rights are not assumed or substituted for in connection with a merger or sale of assets, the administrator of the Stock Plan will provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the 15-day period.

Under Palm’s 1999 Employee Stock Purchase Plan, as amended, in the event of Palm’s merger with or into another corporation or the sale of all or substantially all of Palm’s assets, the successor corporation may assume or substitute an equivalent option for each outstanding option. If the successor corporation does not assume or substitute for the outstanding options, the purchase periods and offering periods then in progress will be shortened by setting a new exercise date, which will be before the merger or sale of assets.

Palm’s Amended and Restated 1999 Director Option Plan, as amended, or the 1999 Director Plan, provides that in the event of Palm’s merger with or into another corporation or the sale of substantially all of Palm’s assets, each outstanding option may be assumed or an equivalent option substituted by the successor corporation. If the successor corporation does not assume or substitute for an outstanding option, the option will become fully vested and exercisable. If an option becomes fully vested and exercisable in lieu of such assumption or substitution, the administrator of the 1999 Director Plan will notify the optionee that the option is fully exercisable for 30 days from the date of such notice and that the option will terminate upon the expiration of such 30-day period. In addition, in the event of a change of control (as defined in the 1999 Director Plan), the exercisability of each outstanding option will accelerate and become fully vested and exercisable immediately prior to the change of control as to all of the shares then subject to the option. The option will terminate immediately following the change of control.

Palm’s 2001 Stock Option Plan for non-employee directors, or the 2001 Director Plan, provides that in the event of Palm’s merger with or into another corporation or the sale of substantially all of Palm’s assets, each outstanding option may be assumed or an equivalent option substituted by the successor corporation. If the successor corporation does not assume or substitute for an outstanding option, the option will become fully vested and exercisable. If an option becomes fully vested and exercisable in lieu of such assumption or substitution, the administrator of the 2001 Director Plan will notify the optionee that the option is fully exercisable for 30 days from the date of such notice and that the option will terminate upon the expiration of such 30-day period. In addition, if a change of control (as defined in the 2001 Director Plan) occurs and a non-employee director will cease to be such as an immediate and direct consequence of the change of control, his or her outstanding options (if not yet expired) will become fully exercisable on the date of the change of control.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of September 23, 2003, with respect to the beneficial ownership of Palm’s common stock by (i) each person who is known to Palm to own beneficially more than 5% of Palm’s common stock; (ii) each director and director-nominee of Palm; (iii) the Chief Executive Officer and each other person included in the Summary Compensation Table beginning on page 108 of this Annual Report on Form 10-K/A, referred to in this Annual Report on Form 10-K/A collectively as the named executive officers; and (iv) all current executive officers and directors of Palm as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Shares of Palm’s common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of September 23, 2003 are deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Common Stock Outstanding(3)
FMR Corp. 82 Devonshire Street, Boston, MA 02109	3,193,483	(4)	10.1%
Wellington Management Company, LLP 75 State Street, Boston, MA 02109	2,661,075	(5)	8.4
Eric A. Benhamou	134,303	(6)	*
R. Todd Bradley	84,696	(7)	*
Judy Bruner	64,844	(8)	*
Gordon A. Campbell	8,850	(9)	*
Gareth C.C. Chang	4,834	(10)	*
Jean-Jacques Damlamian	7,000	(11)	*
Michael Homer	8,418	(12)	*
Marianne F. Jackson	20,447	(13)	*
David C. Nagel	12,250	(14)	*
Susan G. Swenson	8,850	(15)	*
All current directors and executive officers as a group (10 persons)	354,492	(16)	1.1

*	Less than 1%.
(1)	Unless otherwise noted, the address for the beneficial owners listed in this table is c/o Palm, Inc., 400 N. McCarthy Blvd., Milpitas, California 95035.
(2)	To Palm’s knowledge, except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
(3)	Based on 31,761,542 shares of Palm’s common stock issued and outstanding as of September 23, 2003.
(4)	Based on a Schedule 13G filed with the Securities and Exchange Commission on September 10, 2003, including sole voting power with respect to 669,109 shares and shared voting power with respect to none of the shares.

(5)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2003, including sole voting power with respect to none of the shares and shared voting power with respect to 1,888,695 shares. Based on a report from Thomson Financial Group, dated as of September 5, 2003, Palm believes that Wellington Management Company may beneficially own only approximately 1,000,000 shares or 3.1% of common stock outstanding.
(6)	Includes 73,834 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(7)	Includes 78,696 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(8)	Includes 60,504 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(9)	Includes 8,350 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(10)	Includes 4,334 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(11)	Includes 7,000 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(12)	Includes 7,918 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(13)	Includes 18,245 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(14)	Includes 2,750 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003. Also includes 7,000 shares held by Mr. Nagel and his spouse as trustees of the Nagel/Schreiner Revocable Trust.
(15)	Includes 8,350 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003.
(16)	Includes 269,981 shares issuable upon the exercise of options exercisable within 60 days of September 23, 2003. Also includes 7,000 shares held by Mr. Nagel and his spouse as trustees of the Nagel/Schreiner Revocable Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 31, 2003:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,027,058	$112.13	2,474,983	(1)(2)
Equity compensation plans not approved by security holders (3)	—	—	—

Total	4,027,058	$112.13	2,474,983

(1)	This number of shares includes 1.4 million shares of our common stock reserved under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”) for future issuance.
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

Item 13.    Certain Relationships and Related Transactions

Transactions with 3Com Corporation

After the legal separation from 3Com in February 2000, Palm has paid 3Com for certain leased facilities and for transitional services required while Palm established its independent infrastructure. Amounts paid to 3Com under these agreements since the separation date were approximately $12.9 million, $25.2 million and $31.9 million for fiscal years 2003, 2002 and 2001, respectively.

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

Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded $0.4 million and $0.2 million of support revenues for fiscal years 2003 and 2002, respectively.

Transactions between Palm and PalmSource

See “The PalmSource Separation” in this joint proxy statement/prospectus for a description of the principal agreements relating to the separation of PalmSource from Palm.

At the date of the PalmSource distribution, PalmSource will assume $15.0 million of a note payable to Texas Instruments made by Palm, which bears interest at 5.0% per annum and is due December 6, 2006.

In December 2001, Palm entered into the software license agreement with PalmSource, which was amended and restated in June 2003. David C. Nagel, one of our directors, is the President and Chief Executive Officer of PalmSource. Under the software license agreement, we recorded aggregate payments of $21.4 million to PalmSource in fiscal year 2002 and $38.9 million in fiscal year 2003, respectively. The agreement establishes minimum annual license and royalty commitments which are $37.5 million for the contract year ending December 3, 2003 and $39.0 million for the contract year ending December 3, 2004.

Other Transactions and Relationships

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

In fiscal year 2003, Palm purchased $0.1 million of products from SanDisk Corporation through a series of purchase orders and without further obligations on the part of Palm. Judy Bruner, Palm’s current chief financial officer, serves as a member of the board of directors of SanDisk Corporation.

Eric Benhamou is the Chairman of the board of directors of both Palm and PalmSource and is currently employed by Palm as its Chief Executive Officer.

David Nagel is currently a member of the board of directors of both Palm and PalmSource and is currently employed by PalmSource as its President and Chief Executive Officer.

Marianne Jackson, Senior Vice President and Chief Human Resources Officer of Palm, is the sister of Robert J. Finnochio, a director of PalmSource.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is not required to be included in this report in accordance with Securities and Exchange Commission Release No 34-47265A.

Part IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)    The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 67 of this Report on Form 10-K.

2.	Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 67 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7(3)	Employee Matters Agreement between 3Com and the registrant.

2.8(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13(2)	Form of Non-U.S. Plan.

2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20(1)	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.21(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.22(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.23(1)	Development Agreement between the registrant and PalmSource, Inc.

2.24(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.25(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

Exhibit Number	Description

2.26(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.27(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.29(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.30(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.31(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.32(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.34	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.

2.35(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.36(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.37(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.38(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(4)	Amended and Restated Certificate of Incorporation.

3.2(5)	Amended and Restated Bylaws.

3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(7)	Specimen Stock Certificate.

4.3(6)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(8)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

4.5	Letter Agreement regarding $50,000,000 5% Convertible Subordinated Note between the registrant and Texas Instruments Incorporated.

10.1(9)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(9)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(10)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.8(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.9(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.10(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.11(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.12(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.13(2)	Form of Management Retention Agreement.

Exhibit Number	Description

10.14(11)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.15(12)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.16(12)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.17(12)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.18(13)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.19(14)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.20(14)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.21(4)**	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

10.22(4)**	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.23(4)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.24(8)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.25(8)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.26(8)**	Registration Rights Agreement dated as of December 6, 2001.

10.27(8)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.28(8)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(15)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.30(15)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.31(15)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.32(8)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.33(15)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.34(15)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.35(15)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.36(16)**

Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.37(17)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

Exhibit Number	Description
10.38(17)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.39(17)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

10.40(4)	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.

10.41(4)	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.

10.42(4)	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.

10.43(4)	Form of Severance Agreement for Executive Officers.

10.44(4)	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.

10.45(9)	2001 Stock Plan for Non-Employee Directors, as amended.

10.46(7)	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-106829) filed with the Commission on July 3, 2003, as amended.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2002.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with Commission on October 11, 2002.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.
(8)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.
(10)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(16)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

**	Confidential treatment granted on portions of this exhibit.

(b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2003

PALM, INC.

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

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

* Eric A. Benhamou	Chairman and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER:

/s/ JUDY BRUNER Judy Bruner	Senior Vice President, Chief Financial Officer	September 26, 2003

* R. Todd Bradley	President and Chief Executive Officer, Solutions Group, Director

* Gordon A. Campbell	Director

* Gareth C. C. Chang	Director

* Jean-Jacques Damlamian	Director

* Michael Homer	Director

* David C. Nagel	President and Chief Executive Officer, PalmSource, Inc., Director

* Susan G. Swenson	Director

*By:	/s/ JUDY BRUNER Judy Bruner Attorney-in-fact

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended May 31, 2003, 2002 and 2001

(in thousands)

For the year ended May 31, 2003:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$8,485	$872	$(4,712)	$4,645
Product return reserve	25,996	38,781	(44,782)	19,995
Product warranty	30,008	27,529	(39,626)	17,911

For the year ended May 31, 2002:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$14,899	$(4,806)	$(1,608)	$8,485
Product return reserve	41,136	75,537	(90,677)	25,996
Product warranty	40,995	45,666	(56,653)	30,008

For the year ended May 31, 2001:	Balance at beginning of period	Additions (Deductions) charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts	$6,810	$8,728	$(639)	$14,899
Product return reserve	19,042	120,373	(98,279)	41,136
Product warranty	30,984	82,784	(72,773)	40,995

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7(3)	Employee Matters Agreement between 3Com and the registrant.

2.8(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13(2)	Form of Non-U.S. Plan.

2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20(1)	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.21(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.22(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.23(1)	Development Agreement between the registrant and PalmSource, Inc.

2.24(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.25(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

2.26(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.27(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.29(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.30(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.31(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.32(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

Exhibit Number	Description
2.34	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.

2.35(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.36(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.37(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.38(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(4)	Amended and Restated Certificate of Incorporation.

3.2(5)	Amended and Restated Bylaws.

3.3(6)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(7)	Specimen Stock Certificate.

4.3(6)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(8)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

4.5	Letter Agreement regarding $50,000,000 5% Convertible Subordinated Note between the registrant and Texas Instruments Incorporated.

10.1(9)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(9)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(10)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.8(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.9(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.10(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.11(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.12(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.13(2)	Form of Management Retention Agreement.

10.14(11)	Agreement for Purchase and Sale of Land between 3Com Corporation and the registrant.

10.15(12)	Master Lease dated as of November 16, 2000 by and between the registrant and Societe Generale Financial Corporation, as supplemented.

10.16(12)	Participation Agreement dated as of November 16, 2000 by and among the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.17(12)	Guaranty dated as of November 16, 2000 by and between the registrant and Societe Generale, New York Branch.

10.18(13)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.19(14)	Amended and Restated Lease, dated as of May 31, 2001, between the registrant and Societe Generale Financial Corporation, as supplemented.

10.20(14)	Termination Agreement, dated as of May 31, 2001, between the registrant, Societe Generale Financial Corporation, Societe Generale and certain other parties.

10.21(4)**	Loan and Security Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 25, 2001.

Exhibit Number	Description
10.22(4)**	Amendment Number One to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of August 6, 2001.

10.23(4)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.24(8)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.25(8)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.26(8)**	Registration Rights Agreement dated as of December 6, 2001.

10.27(8)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.28(8)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.29(15)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.30(15)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.31(15)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.32(8)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.33(15)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.34(15)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.35(15)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.36(16)**

Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.37(17)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.38(17)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.39(17)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

10.40(4)	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.

10.41(4)	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.

10.42(4)	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.

10.43(4)	Form of Severance Agreement for Executive Officers.

10.44(4)	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.

10.45(9)	2001 Stock Plan for Non-Employee Directors, as amended.

10.46(7)	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-106829) filed with the Commission on July 3, 2003, as amended.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 22, 2002.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with Commission on October 11, 2002.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.
(8)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.
(10)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 12, 2000.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2000.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2001.
(15)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(16)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(17)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

**	Confidential treatment granted on portions of this exhibit.

(b)    Reports on Form 8-K

None.