Form 10-Q
period 2003-08-29
PALM INC
filed 2003-10-14
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of September 26, 2003, 31,798,462 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 58 pages of which this page is number 1.

Palm, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “Palm,” “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Palm, Inc. and its subsidiaries unless the context requires otherwise.

Graffiti, HotSync, Palm OS and PalmSource are registered trademarks and Palm, AnyDay, palmOne, Palm Powered, Tungsten and Zire are trademarks of Palm, Inc. or its subsidiaries. Bluetooth is a trademark of Bluetooth SIG, Inc., U.S.A.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2003	2002
Revenues	$177,435	$172,268
Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	115,592	117,653
Sales and marketing	39,192	44,774
Research and development	25,787	29,916
General and administrative	12,109	11,852
Amortization of intangible assets (*)	302	2,361
Separation costs	1,885	1,426
Restructuring charges	2,670	(581)

Total costs and operating expenses	197,537	207,401
Operating loss	(20,102)	(35,133)
Interest and other income (expense), net	(199)	(3,486)

Loss before income taxes	(20,301)	(38,619)
Income tax provision	1,445	220,126

Net loss	$(21,746)	$(258,745)

Net loss per share:
Basic and Diluted	$(0.74)	$(8.93)

Shares used in computing per share amounts:
Basic and Diluted	29,349	28,968

(*) Amortization of intangible assets:
Cost of revenues	$204	$1,763
Sales and marketing	—	—
Research and development	65	565
General and administrative	33	33

Total amortization of intangible assets	$302	$2,361

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	August 31, 2003	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,840	$242,432
Accounts receivable, net of allowance for doubtful accounts of $5,134 and $4,645, respectively	76,631	97,437
Inventories	24,048	22,748
Prepaids and other	8,521	8,406

Total current assets	376,040	371,023
Restricted investments	5,383	2,619
Land not in use	60,000	60,000
Property and equipment, net	30,797	34,622
Goodwill	68,785	68,785
Intangible assets, net	376	976
Deferred income taxes	34,800	34,800
Other assets	2,505	3,801

Total assets	$578,686	$576,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,437	$83,037
Accrued restructuring	34,722	35,235
Other accrued liabilities	119,296	119,074

Total current liabilities	222,455	237,346

Non-current liabilities:
Long-term convertible debt	50,000	50,000
Deferred revenue and other	13,779	13,494

Minority interest in consolidated subsidiary	20,582	20,000

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; outstanding: none	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 31,711 shares and 29,230 shares, respectively	32	29
Additional paid-in capital	1,161,948	1,123,819
Unamortized deferred stock-based compensation	(458)	(508)
Accumulated deficit	(890,535)	(868,789)
Accumulated other comprehensive income	883	1,235

Total stockholders’ equity	271,870	255,786

Total liabilities and stockholders’ equity	$578,686	$576,626

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(21,746)	$(258,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,726	6,030
Amortization	1,334	3,861
Deferred income taxes	—	219,625
Recognized loss on equity investments	—	3,206
Changes in assets and liabilities, net of effect of disposition:
Accounts receivable	20,806	(13,372)
Inventories	(1,300)	9,784
Prepaids and other	(691)	1,251
Accounts payable	(14,600)	(686)
Accrued restructuring	(513)	(8,449)
Other accrued liabilities	(1,613)	12,083

Net cash used in operating activities	(12,597)	(25,412)

Cash flows from investing activities:
Purchases of property and equipment	(1,983)	(4,803)
Sale of Palm Digital Media product line	3,700	—
Purchases of restricted investments	(2,764)	(131)
Purchases of short-term investments	—	(9,841)

Net cash used in investing activities	(1,047)	(14,775)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Through private placements	37,015	—
Under employee stock plans, net	1,037	(12)

Net cash provided by (used in) financing activities	38,052	(12)

Change in cash and cash equivalents	24,408	(40,199)
Cash and cash equivalents, beginning of period	242,432	278,547

Cash and cash equivalents, end of period	$266,840	$238,348

Other cash flow information:
Cash refund (paid) for income taxes	$(414)	$1,654

Cash paid for interest	$(1,272)	$(1,350)

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 31, 2003 and results of operations and cash flows for the three months ended August 31, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Palm was legally separated from 3Com Corporation (“3Com”) on February 26, 2000 (“the Separation Date”) and completed its initial public offering on March 2, 2000. Final distribution of Palm common stock from 3Com to its stockholders was completed on July 27, 2000.

Palm is organized into two operating segments — PalmSource, Inc. (“PalmSource”) and the Solutions Group. In the first quarter of fiscal year 2002, Palm announced its strategy to separate its Palm OS business (PalmSource) and its device business (the Solutions Group) into two independent companies. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders. On June 4, 2003, Palm entered into an agreement for a transaction in which Palm will distribute, on a pro rata basis to its existing stockholders, all of the shares of PalmSource common stock it owns; and immediately following the PalmSource distribution, Palm will acquire Handspring, Inc. (“Handspring”), and Handspring stockholders will receive Palm common stock in exchange for their Handspring common stock. In the PalmSource distribution, the 10.0 million shares (which gives effect to PalmSource’s one-for-five reverse stock split in September 2003) of PalmSource common stock held by Palm will be distributed to existing Palm stockholders on a pro rata basis. The final exchange ratio for the PalmSource distribution will be determined based on the number of shares of Palm common stock outstanding at the distribution date. In the Handspring merger, the stockholders of Handspring will receive 0.09 of a share of Palm common stock for each share of Handspring common stock held (an aggregate of approximately 13.5 million shares of Palm common stock, based on the number of shares of Handspring common stock outstanding at September 23, 2003). The closing of the transaction effecting the PalmSource distribution and the Handspring merger is subject to stockholder approval and other customary conditions. On September 26, 2003, the SEC declared effective Palm’s Registration Statement on Form S-4 relating to the PalmSource distribution and the Handspring merger. The stockholder vote on this transaction is scheduled to take place on October 28, 2003.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Both fiscal year 2004 and 2003 contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

On October 15, 2002, Palm effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total shares outstanding.

2.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The implementation of this interpretation did not have a significant impact on our historical financial condition or results of operation.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. Palm adopted SFAS No. 149 as of June 1, 2003, and the adoption of this statement did not have an impact on the Company’s historical financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for Palm is the quarter ended November 30, 2003. Palm adopted SFAS No. 150 as of June 1, 2003, and the adoption of this statement did not have an impact on the Company’s historical financial position or results of operations.

3.	Stock-Based Compensation

Palm has employee stock plans, which are described more fully in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003. Palm accounts for its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

Pursuant to APB No. 25, Palm generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees under its stock option plan, collectively called “options.” Concurrently, the Company’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.

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

	Three Months Ended August 31,
(In thousands, except per share amounts)	2003	2002
Net loss, as reported	$(21,746)	$(258,745)
Add: Stock-based compensation expense included in net loss, as reported, net of related tax effects	712	1,180
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,845)	(13,849)

Pro forma net loss	$(27,879)	$(271,414)

Net loss, as reported - basic and diluted	$(0.74)	$(8.93)

Pro forma net loss per share - basic and diluted	$(0.95)	$(9.37)

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

The fair value of each option grant during the three months ended August 31, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended August 31,
	2003	2002
Risk-free interest rate	1.9%	2.4%
Volatility	100%	100%
Options term (in years)	2.93	3.09
Dividend yield	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the three months ended August 31, 2003 and 2002 was $9.79 per share and $8.79 per share, respectively.

4.	Net Loss Per Share

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding because the effect of shares of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the three months ended August 31, 2003 and 2002, approximately 343,000 and 4,000 common equivalent shares, respectively, were excluded from the computations of diluted net loss per share.

5.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended August 31,
	2003	2002
Net loss	$(21,746)	$(258,745)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	3	(582)
Accumulated translation adjustments	(355)	155

Total comprehensive loss	$(22,098)	$(259,172)

6.	Cash and Available for Sale and Restricted Investments

The Company’s cash and available for sale and restricted investments consist of (in thousands):

	August 31, 2003			May 31, 2003
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$37,547	$—	$37,547	$31,927	$—	$31,927

Cash equivalents:
Money market funds	63,543	—	63,543	49,605	—	49,605
State and local government obligations	98,750	—	98,750	117,900	—	117,900
Corporate notes/bonds	54,000	—	54,000	33,000	—	33,000
Foreign corporate notes/bonds	13,000	—	13,000	10,000	—	10,000

	229,293	—	229,293	210,505	—	210,505

Total cash and cash equivalents	$266,840	$—	$266,840	$242,432	$—	$242,432

Equity investments in publicly traded companies	$253	$(50)	$203	$463	$—	$463

Restricted investments:
U.S. government agency obligations	$4,486	$—	$4,486	$1,722	$—	$1,722
Certificates of deposit	897	—	897	897	—	897

	$5,383	$—	$5,383	$2,619	$—	$2,619

7.	Inventories

Inventories consist of (in thousands):

	August 31, 2003	May 31, 2003
Finished goods	$18,436	$16,835
Work-in-process and raw materials	5,612	5,913

	$24,048	$22,748

8.	Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Solutions Group	PalmSource	Total
Balances, May 31, 2002	$15,091	$53,694	$68,785
Goodwill transferred between reporting units	(1,276)	1,276	—

Balances, May 31, 2003	$13,815	$54,970	$68,785

Balances, August 31, 2003	$13,815	$54,970	$68,785

9.	Intangible Assets

Intangible assets consist of (in thousands):

	Amortization Period	August 31, 2003				May 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Sale of PDM	Net	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net
Core technology	24-48 months	$14,849	$(14,368)	$(170)	$311	$18,659	$(15,493)	$(2,540)	$626
Non-compete covenants	6-24 months	12,759	(12,694)	—	65	12,759	(12,596)	—	163
Other	36 months	710	(582)	(128)	—	710	(523)	—	187

		$28,318	$(27,644)	$(298)	$376	$32,128	$(28,612)	$(2,540)	$976

Amortization expense related to intangible assets was $0.3 million and $2.4 million for the three months ended August 31, 2003 and 2002, respectively. Estimated future amortization expense for the remaining nine months of fiscal year 2004 and for fiscal year 2005 are $0.3 million and $0.1 million, respectively.

During the quarter ended August 31, 2003, PalmSource entered into a series of transactions with PalmGear, Inc. (“PalmGear”) that involved the sale of its Palm Digital Media (“PDM”) product line, including $0.3 million of intangible assets. These transactions included a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. The initial term of the strategic alliance is three years. The net proceeds of $3.4 million ($3.7 million less $0.3 million of related identifiable intangible assets originally acquired from peanutpress.com, Inc.) are to be recognized ratably over the three-year term of the arrangement.

10.	Deferred Income Taxes

As of August 31, 2003, Palm’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $349.8 million offset by a valuation allowance of $314.9 million. The valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

As of the end of fiscal year 2002, Palm had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent and feasible and which management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of Palm’s PalmSource, Inc. subsidiary and wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and its wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, during the quarter ended August 31, 2002, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at August 31, 2003, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The valuation allowance also increased as a result of the operating losses incurred during the quarter ended August 31, 2003.

11.	Commitments and Guarantees

Palm facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at an effective conversion price of $92.64 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $142.65 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the note. The proposed PalmSource distribution does not represent a significant distribution of assets under terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In September 2001, PalmSource’s president and chief executive officer received two restricted stock grants in aggregate of 7,500 shares of Palm common stock under a two-year vesting schedule subject to vesting restrictions and a guarantee that the fair market value of the related 7,500 shares of Palm common stock would be at least $2.0 million at September 2003. The guaranteed amount is recorded ratably as compensation expense over the vesting period. Because on September 1, 2003 the fair market value was less than $2.0 million, PalmSource’s president and chief executive officer received a cash payment, on September 15, 2003, equal to $1.9 million, all of which was recorded as a liability as of August 31, 2003.

Palm has a minimum purchase commitment with a third party under which it could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

Palm has patent and license agreements with third party vendors under which Palm is committed to pay $3.4 million for the remaining nine months in fiscal year 2004, $4.7 million in fiscal year 2005, $2.1 million in fiscal year 2006, $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008 and $0.3 million in fiscal year 2009.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling

12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm ‘s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of August 31, 2003, Palm’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacturer of its products of approximately $123 million.

As of May 31, 2003, Palm had in place an asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150.0 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. In June 2003, the asset-backed borrowing-base credit facility expired.

In August 2003, Palm entered into a two-year, $30.0 million revolving credit line from Silicon Valley Bank (“SVB”). The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4% at August 31, 2003) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.87% at August 31, 2003). The interest rate may vary based on fluctuations in market rates. Palm is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million.

During the third quarter of fiscal year 2001, Palm issued to a vendor a fully vested warrant to purchase up to 12,500 shares of common stock at an exercise price of $584.38 per share. On each anniversary date beginning with January 2002, 25% of the shares subject to the warrant become exercisable. The warrant expires in January 2006. The fair value of the warrant of $3.8 million was capitalized and is being amortized to cost of revenues over the term of the agreement. The fair value of the warrant was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rate, 4.9%; volatility, 67%; option term, 5 years; dividend yield, 0.0%.

As part of the agreements with 3Com relating to Palm’s separation from 3Com, Palm agreed to assume liabilities arising out of the Xerox, E-Pass Technologies, and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases.

Under the indemnification provisions of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues.

Changes in the product warranty accrual are as follows (in thousands):

Three Months Ended August 31, 2003
Balance, beginning of period	$17,911
Payments made	(8,267)
Change in liability for product sold during the period	6,611
Change in liability for pre-existing warranties	—

Balance, end of period	$16,255

12.	Minority Interest in Consolidated Subsidiary

Minority interest in consolidated subsidiary reflects the interest of the stockholders of PalmSource, other than Palm.

During August 2003, 932,965 shares of restricted common stock of PalmSource (with an estimated aggregate value of $14.0 million) were awarded to eight key employees of PalmSource giving these employees an aggregate equity ownership position of approximately 8.04% of PalmSource as of August 4, 2003. The value of this stock, net of unamortized deferred compensation costs related to these shares, is included in minority interests in the consolidated balance sheet.

During the second quarter of fiscal year 2003, Sony Corporation (“Sony”) invested $20.0 million in PalmSource, a then equity ownership position of approximately 6.25% of PalmSource. PalmSource sold an aggregate of 3,333,333 shares of its Series A Preferred Stock at a purchase price of $6.00 per share. Sony has been and continues to be a licensee of the Palm OS owned by PalmSource. Under the terms of the software license agreement between PalmSource and Sony, PalmSource recorded license, royalty and support revenues of $2.2 million and $2.6 million during the three months ended August 31, 2003 and 2002, respectively.

13.	Common Stock Issued

On August 22, 2003, Palm sold 1.2 million shares of its common stock under its universal shelf registration statement to an institutional investor at a price of $15 per share, with proceeds to Palm of $18.0 million. The net proceeds of the offering are allocated to the Solutions Group and will be used for general corporate purposes, including capital expenditures and to meet working capital needs.

On August 29, 2003, Palm sold 1.2 million shares of its common stock under its universal shelf registration statement to a group of institutional investors at a price of $15.90 per share, with proceeds to Palm of approximately $19.1 million. The net proceeds of the offering are allocated to the Solutions Group and will be used for general corporate purposes, including capital expenditures and to meet working capital needs.

14.	Restructuring and Impairment Charges

Restructuring charges recorded during the first quarter of fiscal year 2004 consist of $2.7 million related to restructuring actions taken during the first quarter of fiscal year 2004, including workforce reductions, primarily in the United States, of approximately 35 regular employees from the Solutions Group, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with Palm’s future wireless plans. As of August 31, 2003, approximately 22 regular employees from Solutions Group had been terminated as a result of this restructuring.

Accrued liabilities related to the first quarter of fiscal year 2004 restructuring actions consist of (in thousands):

	Discontinued project costs	Excess facilities and equipment costs	Workforce reduction costs	Total
Solutions Group
Restructuring expense	$680	$790	$1,200	$2,670
Cash payments	(23)	(58)	(358)	(439)

Solutions Group balances, August 31, 2003	657	732	842	2,231

Total Palm balances, August 31, 2003	$657	$732	$842	$2,231

Cost reduction actions initiated in the first quarter of fiscal year 2004 are expected to be substantially complete by the end of the second quarter of fiscal year 2004.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees from the Solutions Group and approximately 60 regular employees from PalmSource, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of August 31, 2003, approximately 129 regular employees from Solutions Group and 60 regular employees from PalmSource had been terminated as a result of this restructuring.

Accrued liabilities related to the third quarter of fiscal year 2003 restructuring actions consist of (in thousands):

	Discontinued project costs	Excess facilities and equipment costs	Workforce reduction costs	Total
Solutions Group
Restructuring expense	$10,577	$2,445	$6,085	$19,107
Cash payments	(4,700)	(106)	(4,580)	(9,386)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Solutions Group balances, May 31, 2003	2,367	1,596	1,374	5,337
Cash payments	—	(284)	(502)	(786)

Solutions Group balances, August 31, 2003	2,367	1,312	872	4,551

PalmSource
Restructuring expense	—	172	2,064	2,236
Cash payments	—	(172)	(1,715)	(1,887)

PalmSource balances, May 31, 2003	—	—	349	349
Cash payments	—	—	(274)	(274)

PalmSource balances, August 31, 2003	—	—	75	75

Total Palm
Restructuring expense	10,577	2,617	8,149	21,343
Cash payments	(4,700)	(278)	(6,295)	(11,273)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Balances, May 31, 2003	2,367	1,596	1,723	5,686
Cash payments	—	(284)	(776)	(1,060)

Balances, August 31, 2003	$2,367	$1,312	$947	$4,626

Cost reduction actions initiated in the third quarter of fiscal year 2003 are expected to be substantially complete by the end of the second quarter of fiscal year 2004.

The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 250 regular employees and were completed during the year ended May 31, 2003. As of August 31, 2003, the balance consists of lease commitments, payable over eight years, offset by estimated net sublease proceeds of approximately $13.8 million.

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of (in thousands):

	Excess facilities and equipment costs	Workforce reduction costs	Total
Balances, May 31, 2002	$16,552	$325	$16,877
Restructuring adjustments	21,358	(284)	21,074
Cash payments	(8,361)	(41)	(8,402)

Balances, May 31, 2003	29,549	—	29,549
Cash payments	(1,684)	—	(1,684)

Balances, August 31, 2003	$27,865	$—	$27,865

15.	Litigation

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

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

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. In September 2003, the Court granted Palm’s motion to dismiss the complaint, but allowed the plaintiff the opportunity to amend and refile.

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

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a recission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. Palm believes that the lawsuits are without merit and intends to vigorously defend the cases.

16.	Related Party Transactions

Transactions with 3Com Corporation

Subsequent to the date of separation of Palm from 3Com, Palm had paid 3Com for certain leased facilities and for transitional services required while Palm established its independent infrastructure, with transitional services being completed in the third quarter of fiscal year 2002.

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

Effective as of the date of separation of Palm from 3Com, subject to specified exceptions, Palm and 3Com each released the other from any liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement.

Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded $0 million and $0.1 million of support revenues for the three months ended August 31, 2003 and 2002,

respectively.

Other Transactions and Relationships

In October 2002, Sony purchased Series A Preferred Stock of PalmSource, giving Sony a then equity ownership position of approximately 6.25% of PalmSource. Sony has been and continues to be a licensee of the Palm OS owned by PalmSource. Under the terms of a software license agreement between PalmSource and Sony, PalmSource recorded $2.2 million and $2.6 million of license, royalty and support revenues the three months ended August 31, 2003 and 2002, respectively. Effective October 2002, PalmSource entered into a business collaboration agreement which expires in October 2012 with Sony under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development.

In fiscal year 2003, Palm made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc., a company founded by Barry Cottle, the former Senior Vice President and Chief Internet Officer of Palm until his employment with Palm terminated in February 2002. Palm paid $2.6 million and $0 million for products purchased under the product procurement agreement during the three months ended August 31, 2003 and 2002, respectively. These products were purchased by Palm for resale.

Palm purchased less than $0.1 million during each of the three months ended August 31, 2003 and 2002, respectively, of products from SanDisk Corporation through a series of purchase orders and without further obligations on the part of Palm. Judy Bruner, Palm’s Chief Financial Officer, serves as a member of SanDisk’s Board of Directors.

17.	Business Segment Information

Palm develops, designs and markets Palm Branded handheld devices, accessories and the Palm OS operating system. Palm is organized into two operating segments – the Solutions Group and PalmSource. The Solutions Group develops and markets handheld devices and accessories to provide the user with a simple, elegant and useful productivity tool. PalmSource develops and licenses the Palm OS® operating system and related software, which is referred to as the Palm platform. The Palm platform is the foundation for Palm devices and is also used in devices manufactured by third-party licensees.

The accounting policies of the operating segments are the same as for Palm as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group based on information reported by the Solutions Group in the month subsequent to the period of sale by the Solutions Group of a Palm OS device, in accordance with the Palm OS license agreement between PalmSource and the Solutions Group. For management reporting purposes, Palm does not allocate income tax provision (benefit) to the operating segments.

The Solutions Group licenses the Palm platform from PalmSource and pays an intersegment royalty. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation.

	Three Months Ended August 31, 2003
	Solutions Group	PalmSource	Eliminations	Total Palm
	(In thousands)
Revenues	$168,608	$17,132	$(8,305)	$177,435
Cost of revenues *	121,228	1,728	(7,364)	115,592
Sales and marketing	34,636	4,556	—	39,192
Research and development	16,855	8,932	—	25,787
General and administrative	8,726	3,383	—	12,109

Segment operating contribution (loss)	(12,837)	(1,467)
Amortization of intangible assets	—	302	—	302
Separation costs	861	1,024	—	1,885
Restructuring charges	2,670	—	—	2,670

Operating income (loss)	(16,368)	(2,793)	(941)	(20,102)
Interest and other income (expense), net	(157)	(42)	—	(199)

Segment income (loss) before income taxes	$(16,525)	$(2,835)	$(941)	$(20,301)

	Three Months Ended August 31, 2002
	Solutions Group	PalmSource	Eliminations	Total Palm
	(In thousands)
Revenues	$164,725	$15,050	$(7,507)	$172,268
Cost of revenues *	127,075	1,499	(10,921)	117,653
Sales and marketing	40,726	4,107	(59)	44,774
Research and development	19,241	11,016	(341)	29,916
General and administrative	9,091	2,696	65	11,852

Segment operating contribution (loss)	(31,408)	(4,268)
Amortization of intangible assets	810	1,551	—	2,361
Separation costs	943	483	—	1,426
Restructuring charges	(581)	—	—	(581)

Operating income (loss)	(32,580)	(6,302)	3,749	(35,133)
Interest and other income (expenses), net	208	(3,694)	—	(3,486)

Segment income (loss) before income taxes	$(32,372)	$(9,996)	$3,749	$(38,619)

*	Segment cost of revenues excludes the applicable portion of amortization of intangible assets which is included in the line ‘amortization of intangibles assets’.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning Palm’s expectations, beliefs and/or intentions regarding the following: (a) the timing, costs and benefits of the separation of the PalmSource and Solutions Group businesses; (b) actions to reduce costs and Palm’s ability to achieve savings resulting from restructuring; (c) the use of proceeds from the potential sale of securities under Palm’s universal shelf registration statement; (d) the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; (e) strategic alliances and the benefits of such strategic alliances; (f) the effects of changes in market interest rates; (g) investment activities, the value of investments and the use of Palm’s financial instruments; (h) realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; (i) Palm’s defenses to legal proceedings and litigation matters; (j) provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; (k) the development and introduction of new products and services; and (l) competitors and competition in the markets in which Palm operates. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Palm is organized into two operating segments—PalmSource and the Solutions Group. In the first quarter of fiscal year 2002, we announced our strategy to separate our Palm OS business (PalmSource) and our device business (the Solutions Group) into two independent companies. We believe the separation of our two businesses brings greater clarity of mission and focus to each unit and better serves our existing and future licensees. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to the Company and its U.S. stockholders. On June 4, 2003, we entered into an agreement for a transaction in which we will distribute, on a pro rata basis to our existing stockholders, all of the shares of PalmSource common stock we own; and immediately following the PalmSource distribution, we will acquire Handspring, and Handspring stockholders will receive Palm common stock in exchange for their Handspring common stock. In the PalmSource distribution, the 10.0 million shares (which gives effect to PalmSource’s one-for-five reverse stock split in September 2003) of PalmSource common stock held by us will be distributed to our existing stockholders on a pro rata basis. Based on the number of shares of Palm common stock outstanding at August 29, 2003, Palm stockholders are expected to receive approximately 0.32 of a share of PalmSource common stock for each share of Palm common stock. The final exchange ratio for the PalmSource distribution will be determined based on the number of shares of Palm common stock outstanding at the distribution date. In the Handspring merger, the stockholders of Handspring will receive 0.09 of a share of Palm common stock for each share of Handspring common stock held (an aggregate of approximately 13.5 million shares of Palm common stock, based on the number of shares of Handspring common stock outstanding at September 23, 2003). The closing of the transaction effecting the PalmSource distribution and the Handspring merger is subject to stockholder approval and other customary conditions. On September 26, 2003, the SEC declared effective Palm’s Registration Statement on Form S-4 relating to the PalmSource distribution and the Handspring merger. The stockholder vote on this transaction is scheduled to take place on October 28, 2003.

Palm’s total revenue has grown from approximately $1 million in fiscal year 1995 to $871.9 million in fiscal year 2003. Substantially all of Palm’s revenues to date have been generated from sales of its handheld devices and related add-ons and accessories. As of August 31, 2003, Palm had shipped over 22.9 million Palm Branded devices, and approximately 30.1 million Palm Powered devices had been sold worldwide.

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

Within the Solutions Group, revenue from software license agreements with end-users is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables and is recognized over the support period or as the elements of the agreement are delivered.

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

Results of Operations

Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized into three sections: consolidated Palm, and our two segments, Solutions Group and PalmSource, as described in “Overview” in this Item 2 of Part I of this Form 10-Q.

The business segment information included in this MD&A has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and is based upon the financial information used by management for assessing segment performance. The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group based on information reported by the Solutions Group in the month subsequent to the period of sale by the Solutions Group of a Palm OS device, in accordance with the Palm OS license agreement between PalmSource and the Solutions Group. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation. For management reporting purposes, the Palm does not allocate income tax provision (benefit) to the operating segments.

The following tables set forth consolidating statement of operations data which is also expressed as a percentage of revenues for the respective segment and fiscal periods as indicated:

	Three Months Ended August 31, 2003
	Solutions Group		PalmSource		Eliminations	Total Palm
	(Dollars in thousands)
Revenues	$168,608	100.0%	$17,132	100.0%	$(8,305)	$177,435	100.0%
Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	121,228	71.9	1,728	10.1	(7,364)	115,592	65.1
Sales and marketing	34,636	20.5	4,556	26.6	—	39,192	22.1
Research and development	16,855	10.0	8,932	52.1	—	25,787	14.5
General and administrative	8,726	5.2	3,383	19.7	—	12,109	6.8
Amortization of intangible assets (*)	—	—	302	1.8	—	302	0.2
Separation costs	861	0.5	1,024	6.0	—	1,885	1.1
Restructuring charges	2,670	1.6	—	—	—	2,670	1.5

Total costs and operating expenses	184,976	109.7	19,925	116.3	(7,364)	197,537	111.3

Operating loss	(16,368)	(9.7)	(2,793)	(16.3)	(941)	(20,102)	(11.3)
Interest and other income (expense), net	(157)	(0.1)	(42)	(0.2)	—	(199)	(0.1)

Loss before income taxes	$(16,525)	(9.8)%	$(2,835)	(16.5)%	$(941)	$(20,301)	(11.4)%

(*) Amortization of intangible assets:
Cost of revenues	$—	—%	$204	1.2%	$—	$204	0.1%
Research and development	—	—	65	0.4	—	65	0.1
General and administrative	—	—	33	0.2	—	33	—

Total amortization of intangible assets	$—	—%	$302	1.8%	$—	$302	0.2%

	Three Months Ended August 31, 2002
	Solutions Group		PalmSource		Eliminations	Total Palm
	(Dollars in thousands)
Revenues	$164,725	100.0%	$15,050	100.0%	$(7,507)	$172,268	100.0%
Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	127,075	77.1	1,499	10.0	(10,921)	117,653	68.3
Sales and marketing	40,726	24.7	4,107	27.3	(59)	44,774	26.0
Research and development	19,241	11.7	11,016	73.2	(341)	29,916	17.3
General and administrative	9,091	5.5	2,696	17.9	65	11,852	6.9
Amortization of intangible assets (*)	810	0.5	1,551	10.3	—	2,361	1.4
Separation costs	943	0.6	483	3.2	—	1,426	0.8
Restructuring charges	(581)	(0.3)	—	—	—	(581)	(0.3)

Total costs and operating expenses	197,305	119.8	21,352	141.9	(11,256)	207,401	120.4

Operating loss	(32,580)	(19.8)	(6,302)	(41.9)	3,749	(35,133)	(20.4)
Interest and other income (expense), net	208	0.1	(3,694)	(24.5)	—	(3,486)	(2.0)

Loss before income taxes	$(32,372)	(19.7)%	$(9,996)	(66.4)%	$3,749	$(38,619)	(22.4)%

(*) Amortization of intangible assets:
Cost of revenues	$318	0.2%	$1,445	9.6%	$—	$1,763	1.0%
Research and development	492	0.3	73	0.5	—	565	0.4
General and administrative	—	—	33	0.2	—	33	—

Total amortization of intangible assets	$810	0.5%	$1,551	10.3%	$—	$2,361	1.4%

The following is a discussion and analysis of the consolidated statement of operations data of Palm. Further discussion and analysis of the statement of operations data by our Solutions Group and PalmSource segments is provided later in this MD&A.

Revenues

We derive our revenues primarily from sales of our handheld computing devices, add-ons and accessories by the Solutions Group, and licensing of the Palm OS by PalmSource. Revenues for the three months ended August 31, 2003 were $177.4 million, an increase of $5.2 million or approximately 3% from revenues for the three months ended August 31, 2002. The increase consists of a $3.9 million increase in Solutions Group revenues and a $1.3 million increase in PalmSource revenues from third party customers. The increase in the Solutions Group revenues was primarily driven by an increase in average selling price partially offset by a decline in unit shipments. The increase in PalmSource revenue consisted primarily of royalties from third party licensees. See Solutions Group and PalmSource MD&A sections for further analysis.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’. ‘Total cost of revenues’ was $115.8 million for the three months ended August 31, 2003, a decrease of $3.6 million or approximately 3% from ‘Total cost of revenues’ for the three months ended August 31, 2002. This decrease consists of a $2.6 million decrease in Solutions Group ‘Total cost of revenues’ exclusive of intersegment royalty expenses and a $1.0 million decrease in PalmSource ‘Total cost of revenues’ for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. ‘Total cost of revenues’ as a percentage of revenues were 65.2% in the first quarter of fiscal year 2004 compared to 69.3% in the comparable quarter of fiscal year 2003. This 4.1% decrease in ‘Total cost of revenues’ as a percentage of revenues primarily reflects a more favorable product mix, improved standard margins and higher average selling prices during the three months ended August 31, 2003 as compared to the three months ended August 31, 2002. See Solutions Group and PalmSource MD&A sections for further analysis.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $39.2 million for the three months ended August 31, 2003, a decrease of $5.6 million or approximately 12% from sales and marketing expenses for the three months ended August 31, 2002. This decrease consists of a $6.1 million decrease in Solutions Group sales and marketing expenses offset by a $0.5 million increase in PalmSource sales and marketing expenses for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. Sales and marketing expenses as a percentage of revenues were 22.1% in the first quarter of fiscal year 2004 compared to 26.0% in the first quarter of fiscal year 2003. The reduction in our consolidated sales and marketing expenses was primarily due to cost cutting efforts to better align our spending with current revenue levels. See Solutions Group and PalmSource MD&A sections for further analysis.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and related information technology and facilities costs. Research and development expenses were $25.8 million for the three months ended August 31, 2003, a decrease of $4.1 million or approximately 14% from research and development expenses for the three months ended August 31, 2002. This decrease consists of a $2.4 million decrease in Solutions Group research and development expenses and a $1.7 million decrease in PalmSource research and development expenses, exclusive of intersegment research and development activity, for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. Research and development expenses as a percentage of revenues were 14.5% in the first quarter of fiscal year 2004 compared to 17.3% in the first quarter of fiscal year 2003. The reduction in our consolidated research and development expenses was primarily due to cost cutting efforts to better align our spending with current revenue levels. See Solutions Group and PalmSource MD&A sections for further analysis.

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and related information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $12.1 million for the three months ended August 31, 2003, an increase of $0.3 million or approximately 2% from general and administrative expenses for the three months ended August 31, 2002. This increase consists of a $0.4 million decrease in Solutions Group general and administrative expenses offset by a $0.7 million increase in PalmSource general and administrative expenses for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. General and administrative expenses as a percentage of revenues were 6.8% in the first quarter of fiscal year 2004 compared to 6.9% in the first quarter of fiscal year 2003. See Solutions Group and PalmSource MD&A sections for further analysis.

Amortization of Intangible Assets

Amortization of intangible assets was $0.3 million for the three months ended August 31, 2003 compared to $2.4 million for the three months ended August 31, 2002, as a result of certain intangible assets becoming fully amortized. See Solutions Group and PalmSource MD&A sections for further analysis.

Separation Costs

Separation costs reflect costs related to the establishment of PalmSource as a separate business, such as consulting and professional fees. Separation costs were $1.9 million for the three months ended August 31, 2003 compared to $1.4 million for the three months ended August 31, 2002. We expect to continue to incur separation costs in fiscal year 2004 relating to the PalmSource separation. See Solutions Group and PalmSource MD&A sections for further analysis.

Restructuring Charges

Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring charges were $2.7 million for the three months ended August 31, 2003 compared to a restructuring adjustment of $0.6 million for the three months ended August 31, 2002. See Solutions Group and

PalmSource MD&A sections for further analysis.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $0.2 million of expense for the three months ended August 31, 2003 compared to $3.5 million of expense for the three months ended August 31, 2002. During the first quarter of fiscal year 2003 we recorded a $3.2 million charge to write down an investment in a privately-held company, which had been carried at cost and for which we determined the decline in value to be other than temporary. See Solutions Group and PalmSource MD&A sections for further analysis.

Income Tax Provision

	Three Months Ended August 31,
(In thousands)	2003	2002
Loss before income taxes	$(20,301)	$(38,619)
Income tax provision	1,445	220,126

Net loss	$(21,746)	$(258,745)

The consolidated income tax provision was $1.4 million for the three months ended August 31, 2003, reflecting income taxes in foreign jurisdictions. The consolidated income tax provision for the three months ended August 31, 2002 was $220.1 million, reflecting a $219.6 million increase in the valuation allowance for deferred tax assets, first established in fiscal year 2002, as well as $0.5 million for income taxes in foreign jurisdictions.

As of the end of fiscal year 2002, Palm had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of our PalmSource subsidiary and our wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, our business plans had developed such that the potential sale or transfer of PalmSource and our wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, during the three months ended August 31, 2002, we increased our valuation allowance by $219.6 million to reflect these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of our intellectual property transfer strategy which, as of that date and at August 31, 2003, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before our net operating loss carryforwards expired. The net operating loss carryforwards, which are a significant component of the deferred tax assets of Palm and which totaled $350 million at August 31, 2003, remain available for us to utilize against future profits.

Results of Operations—Solutions Group

The following table sets forth the Solutions Group segment statement of operations data which is also expressed as a percentage of Solutions Group revenues for the periods indicated (dollars in thousands):

	Three Months Ended August 31,
	2003		2002
Revenues	$168,608	100.0%	$164,725	100.0%

Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	121,228	71.9	127,075	77.1
Sales and marketing	34,636	20.5	40,726	24.7
Research and development	16,855	10.0	19,241	11.7
General and adminstrative	8,726	5.2	9,091	5.5
Amortization of intangible assets (*)	—	—	810	0.5
Separation costs	861	0.5	943	0.6
Restructuring charges	2,670	1.6	(581)	(0.3)

Total costs and operating expenses	184,976	109.7	197,305	119.8

Operating loss	(16,368)	(9.7)	(32,580)	(19.8)

Interest and other income (expense), net	(157)	(0.1)	208	0.1

Loss before income taxes	$(16,525)	(9.8)%	$(32,372)	(19.7)%

(*) Amortization of intangible assets:
Cost of revenues	$—	—%	$318	0.2%
Research and development	—	—	492	0.3
General and adminstrative	—	—	—	—

Total amortization of intangible assets	$—	—%	$810	0.5%

Revenues

We derive our revenues primarily from sales of our handheld computing devices, add-ons and accessories as well as related services and software. Revenues for the three months ended August 31, 2003 were $168.6 million, an increase of $3.9 million or approximately 2% from revenues for the three months ended August 31, 2002. The increase in revenues was primarily driven by a 37% increase in average selling prices to $230 for the first quarter of fiscal year 2004 from $167 for the comparable quarter of fiscal year 2003, partially offset by a decline in total units shipped. Net unit shipments of devices were 645 thousand units in the first quarter of fiscal year 2004, a decrease of 21% from the comparable quarter of fiscal year 2003. The increase in average selling price reflects the higher-end mix of products sold for the quarter. The decrease in units shipped reflects soft overall market demand as well as some shift of U.S. retail demand toward competitive products.

International revenues were approximately 39% of revenues for the three months ended August 31, 2003 compared to approximately 36% of revenues for the three months ended August 31, 2002. The 2% increase in total revenues, consists of a 10% increase in international revenues offset by a 2% decrease in United States revenues. International revenues increased 10% in the first quarter of fiscal year 2004 over the comparable quarter of fiscal year 2003 as a result of a 20% increase in average selling prices internationally, partially offset by a 5% decrease in units shipped internationally. The 2% decrease in United States revenues is a result of a 28% decrease in units shipped domestically partially offset by a 48% increase in average selling prices domestically.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the Solutions Group results of operations table. ‘Total cost of revenues’ was $121.2 million and

$127.4 million for the three months ended August 31, 2003 and 2002, respectively. ‘Total cost of revenues’ as a percentage of revenues was 71.9% for the first quarter of fiscal year 2004 compared to 77.3% for the comparable period in fiscal year 2003. ‘Cost of revenues’ primarily consists of costs to produce and deliver our devices, accessories and related services and represented 71.9% and 77.1% of revenues for the three months ended August 31, 2003 and 2002, respectively. The decrease in ‘Cost of revenues’ as a percentage of revenues was primarily due to a more favorable product mix partially due to the introduction of new products with improved product standard margins and higher average selling prices during the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The ‘Amortization of intangible assets’ applicable to cost of revenues decreased 100% for the first quarter of fiscal year 2004 from $0.3 million for the first quarter of fiscal year 2003 as a result of certain intangible assets becoming fully amortized or impaired.

Intersegment cost of revenues for royalties to PalmSource recorded by the Solutions Group for the three months ended August 31, 2003 and 2002 of $7.4 million and $10.9 million, respectively, are eliminated in consolidation.

Sales and Marketing

Sales and marketing expenses were $34.6 million for the three months ended August 31, 2003 compared to $40.7 million for the three months ended August 31, 2002, a decrease of $6.1 million or approximately 15%. Sales and marketing expenses as a percentage of revenues were 20.5% for the first quarter of fiscal year 2004 compared to 24.7% for the comparable period in fiscal year 2003. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars reflects decreased spending related to marketing programs and promotions of approximately $4.0 million and decreased personnel and related costs of approximately $0.9 million primarily due to actions to better align our cost structure with our business operations.

Research and Development

Research and development expenses were $16.9 million for the three months ended August 31, 2003 compared to $19.2 million for the three months ended August 31, 2002, a decrease of $2.4 million or approximately 12%. Research and development expenses as a percentage of revenues were 10.0% for the first quarter of fiscal year 2004 compared to 11.7% for the comparable period in fiscal year 2003. Approximately $1.1 million of the decrease is due to lower project costs and approximately $1.1 million of the decrease is a result of lower personnel and related costs as a result of restructuring actions initiated to align our cost structure with our business operations.

General and Administrative

General and administrative expenses were $8.7 million for the three months ended August 31, 2003 compared to $9.1 million for the three months ended August 31, 2002, a decrease of $0.4 million or approximately 4%. General and administrative expenses as a percentage of revenues were 5.2% for the first quarter of fiscal year 2004 compared to 5.5% for the comparable period in fiscal year 2003. The decrease in absolute dollars and as a percentage of revenues was due to reduced consulting expenses of $0.4 million and lower employee related costs of $0.8 million resulting from restructuring actions initiated to align our cost structure with our business operations, partially offset by an increase in our provision for doubtful accounts of $1.0 million.

Amortization of Intangible Assets

Amortization of intangible assets was $0.8 million for the three months ended August 31, 2002. During the fiscal year ended May 31, 2003 the intangible assets became fully amortized or were fully impaired.

Separation Costs

Separation costs were $0.9 million for the three months ended August 31, 2003 compared to $0.9 million for the three months ended August 31, 2002. We expect to continue to incur separation costs in fiscal year 2004 relating to the PalmSource separation.

Restructuring Charges

Restructuring charges recorded during the first quarter of fiscal year 2004 consist of $2.7 million related to the restructuring actions taken during the first quarter of fiscal year 2004, including workforce reductions, primarily in the United States, of approximately 35 regular employees from the Solutions Group, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust our business consistent with our future wireless plans. As of August 31, 2003, approximately 22 regular employees from Solutions Group had been terminated as a result of this restructuring.

Restructuring adjustments recorded during the first quarter of fiscal year 2003 consist of $0.3 million of adjustments made to each of the second quarter fiscal year 2002 and the fourth quarter fiscal year 2001 restructuring accruals due to changes in the estimated costs of those actions.

Cost reduction actions initiated in the first quarter of fiscal year 2004 are expected to be substantially complete by the end of the second quarter of fiscal year 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was expense of $0.2 million for the three months ended August 31, 2003 compared to income of $0.2 million for the three months ended August 31, 2002. Interest and other expense for the first quarter of fiscal year 2004 primarily consisted of interest income on our cash balances of $0.7 million offset by expense of $0.9 million consisting of interest expense and bank and other charges. Interest and other income for the first quarter of fiscal year 2003 primarily consisted of interest income of $1.2 million on our cash balances and insurance proceeds of $1.2 million from a partial insurance settlement of a business interruption claim, offset by expense of $2.2 million consisting of interest expense, and bank and other charges. Interest income decreased primarily as the result of lower cash balances and reduced interest rates on our investments. Interest expense and bank and other charges decreased primarily due to the expiration of the $150 million asset-backed borrowing-base credit facility in June 2003.

Results of Operations—PalmSource

The following table sets forth PalmSource segment statement of operations data which is also expressed as a percentage of PalmSource revenues for the periods indicated (dollars in thousands):

	Three Months Ended August 31,
	2003		2002
Revenues	$17,132	100.0%	$15,050	100.0%

Costs and operating expenses:
Cost of revenues (excluding the applicable portion of amortization of intangible assets)	1,728	10.1	1,499	10.0
Sales and marketing	4,556	26.6	4,107	27.3
Research and development	8,932	52.1	11,016	73.2
General and adminstrative	3,383	19.7	2,696	17.9
Amortization of intangible assets (*)	302	1.8	1,551	10.3
Separation costs	1,024	6.0	483	3.2

Total costs and operating expenses	19,925	116.3	21,352	141.9

Operating loss	(2,793)	(16.3)	(6,302)	(41.9)

Interest and other income (expense), net	(42)	(0.2)	(3,694)	(24.5)

Loss before income taxes	$(2,835)	(16.5)%	$(9,996)	(66.4)%

(*) Amortization of intangible assets:
Cost of revenues	$204	1.2%	$1,445	9.6%
Research and development	65	0.4	73	0.5
General and adminstrative	33	0.2	33	0.2

Total amortization of intangible assets	$302	1.8%	$1,551	10.3%

The business segment information included in this MD&A has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and is based upon the financial information used by management for assessing segment performance. The accounting policies of the operating segments are the same as for the Company as a whole, except that for segment reporting purposes, PalmSource recognizes intersegment revenues from the Solutions Group based on information reported by the Solutions Group in the month subsequent to the period of sale by the Solutions Group of a Palm OS device, in accordance with the Palm OS license agreement between PalmSource and the Solutions Group. Intersegment revenues and expenses between Solutions Group and PalmSource are eliminated in consolidation. For management reporting purposes, Palm does not allocate income tax provision (benefit) to the operating segments.

Revenues

We derive our revenues primarily from licensing and support of the Palm OS. Revenues were $17.1 million for the three months ended August 31, 2003 and $15.1 million for the three months ended August 31, 2002, an increase of $2.0 million or 14%. Revenues from the Solutions Group were $8.3 million and $7.5 million, representing 48.5% and 49.9% for the three months ended August 31, 2003 and 2002, respectively. Revenues from Sony were $2.2 million and $2.6 million, representing 12.7% and 17.6% for the three months ended August 31, 2003 and 2002, respectively. License and royalty revenues from third-party customers were $5.5 million for the first quarter of fiscal year 2004 compared to $4.1 million for the first quarter of fiscal year 2003, an increase of 35% primarily due to increased fees from continuing and new licensees of approximately $1.4 million. Third party support and service revenues increased approximately $0.5 million in the first quarter of fiscal year 2004 from the comparable quarter of fiscal year 2003 due to $0.3 million increase in support from new licensees and $0.2 million in professional services.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the PalmSource results of operations table. ‘Total cost of revenues’ was $1.9 million and $2.9 million for the three months ended August 31, 2003 and 2002, respectively. ‘Total cost of revenues’ as a percentage of revenues was 11.3% for the first quarter of fiscal year 2004 compared to 19.6% for the comparable period in fiscal year 2003. ‘Cost of revenues’ principally represents royalty payments to third-party technology vendors, costs to provide software updates and technical support for software products, and costs to provide product development, engineering services, consulting and training. ‘Cost of revenues’ was $1.7 million for the three months ended August 31, 2003 compared to $1.5 million for the three months ended August 31, 2002, representing 10.1% and 10.0% of revenues, respectively. The ‘Amortization of intangible assets’ applicable to cost of revenues was $0.2 million for the first quarter of fiscal year 2004, a decrease of $1.2 million from the comparable quarter of fiscal year 2003 as a result of certain intangible assets becoming fully amortized.

Sales and Marketing

Sales and marketing expenses were $4.6 million for the three months ended August 31, 2003 compared to $4.1 million in fiscal year 2002, an increase of $0.5 million or approximately 11%. Sales and marketing expenses as a percentage of revenues were 26.6% and 27.3% for the three months ended August 31, 2003 and 2002, respectively. The increase in absolute dollars in sales and marketing expenses primarily was due to a $0.4 million increase in variable and stock-based compensation. The decrease in sales and marketing expenses as a percentage of revenues reflects the increase in revenues in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.

Research and Development

Research and development expenses were $8.9 million for the three months ended August 31, 2003 compared to $11.0 million for the three months ended August 31, 2002, a decrease of $2.1 million or approximately 19%. Research and development expenses as a percentage of revenues were 52.1% and 73.2% for the three months ended August 31, 2003 and 2002, respectively. The decrease in research and development expenses in absolute dollars and as a percentage of revenues was due to reduced personnel and related expenses of $1.3 million as a result of restructuring actions implemented in the third quarter of fiscal year 2003. In addition, the decreases were also attributed to a $1.0 million decrease in real estate and information technology costs offset by a $0.3 million increase in variable and stock-based compensation.

General and Administrative

General and administrative expenses were $3.4 million for the three months ended August 31, 2003 compared to $2.7 million for the three months ended August 31, 2002, an increase of $0.7 million or approximately 25%. General and administrative expenses as a percentage of revenues were 19.7% and 17.9% for the three months ended August 31, 2003 and 2002, respectively. The increase in absolute dollars and as a percentage of revenues was primarily due to a $0.9 million increase in variable and stock-based compensation.

Amortization of Goodwill and Intangible Assets

Amortization of intangible assets was $0.3 million and $1.6 million for the three months ended August 31 2003 and 2002, respectively. The decrease in amortization of intangibles for the first quarter of fiscal year 2004 from the comparable period in fiscal year 2003 was primarily due to purchased intangibles for WeSync, Smartcode and Actual Software becoming fully amortized during fiscal year 2003.

Separation Costs

Separation costs were $1.0 million and $0.5 million for the three months ended August 31, 2003 and 2002, respectively. PalmSource expects to continue to incur separation costs in fiscal year 2004 relating to its separation from Palm.

Interest and Other Income (Expense), Net

Interest and other expense was less than $0.1 million for the three months ended August 31, 2003 compared to $3.7 million for the three months ended August 31, 2002. The decrease in interest and other expense in the first quarter of fiscal year 2004 from the comparable period in fiscal year 2003 was primarily due to a $3.2 million charge to write down an investment in a privately-held company, which had been carried at cost and for which we determined the decline in value to be other than temporary, taken in the first quarter of fiscal year 2003.

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 2003 were $266.8 million, compared to $242.4 million at May 31, 2003. The increase of $24.4 million in cash and cash equivalents was attributable to $38.1 million of cash proceeds from the issuance of our common stock, including $37.0 million as a result of private placements, offset by cash used in operating activities of $12.6 million and cash used in investing activities of $1.0 million. Cash used in operating activities consisted primarily of the net loss of $21.7 million reduced by non-cash charges of $7.1 million and a net $2.1 million increase related to the changes in assets and liabilities, net of the effect of dispositions. In connection with investing activities, we received $3.7 million in net proceeds from the sale of our Palm Digital Media product line, offset by the use of $2.0 million to purchase property and equipment and $2.8 million to purchase restricted investments.

Net accounts receivable were $76.6 million at August 31, 2003, a decrease of $20.8 million or 21% from $97.4 million at May 31, 2003. The decrease in accounts receivable was primarily due to a decrease in revenues of approximately $48.3 million in the first quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003. Days sales outstanding of receivables (“DSO”) was 39 days at both August 31, 2003 and May 31, 2003.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of August 31, 2003 (in thousands):

	Nine Months Ending May 31, 2004	Year Ending May 31,
		2005	2006	2007	2008	Thereafter
Operating lease commitments	$8,779	$11,079	$6,747	$5,369	$5,481	$17,468
Capital lease commitments	668	149	—	—	—	—
Long-term convertible note	—	—	—	50,000	—	—
Guarantee of fair value of certain restricted stock	2,000	—	—	—	—	—
Minimum purchase commiments:
Minimum commitment to third party	4,900	—	—	—	—	—
Patent and license	3,390	4,723	2,135	475	439	335

Total contractual commitments	$19,737	$15,951	$8,882	$55,844	$5,920	$17,803

Palm’s facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50 million to Texas Instruments. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at an effective conversion price of $92.64 per share. Palm may force a conversion at any time beyond one year of the closing, provided its common stock has traded above $142.65 per share for a defined period of time. In the event Palm distributes significant assets, the Company may be required to repay a portion of the note. The proposed PalmSource distribution does not represent a significant distribution of assets under terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable. On September 26, 2003, the SEC declared effective Palm’s Registration Statement on Form S-4 relating to the PalmSource distribution and the Handspring merger. The stockholder vote on this transaction is scheduled to take place on October 28, 2003. In connection with the PalmSource distribution, Palm and Texas Instruments have agreed that the existing Palm note will be divided into and replaced by two notes: one issued by Palm (“the new palmOne note”) and one issued by PalmSource (“the PalmSource note”). The new palmOne note will be issued in the principal amount of $35 million and the PalmSource note will be issued in the principal amount of $15 million. The new palmOne note will be convertible only into palmOne common stock and the PalmSource note will be convertible only into PalmSource common stock. Each of the new notes will bear interest at 5.0% per annum and will be due in December 2006. The conversion price of each of the two notes will be set according to formulas agreed to by Palm and Texas Instruments and will be effective upon the PalmSource distribution.

In September 2001, PalmSource’s president and chief executive officer received two restricted stock grants in aggregate of 7,500 shares of Palm common stock under a two-year vesting schedule subject to vesting restrictions and a guarantee that the fair market value of the related 7,500 shares of Palm common stock would be at least $2.0 million at September 2003. The guaranteed amount is recorded ratably as compensation expense over the vesting period. Because on September 1, 2003 the fair market value was less than $2.0 million, PalmSource’s president and chief executive officer received a cash payment, on September 15, 2003, equal to $1.9 million, all of which was recorded as a liability as of August 31, 2003.

Palm has a minimum purchase commitment with a third party under which it could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

Palm has patent and license agreements with third party vendors under which Palm is committed to pay $3.4 million for the remaining nine months in fiscal year 2004, $4.7 million in fiscal year 2005, $2.1 million in fiscal year 2006, $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008 and $0.3 million in fiscal year 2009.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of August 31, 2003, Palm’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of our products of approximately $123 million, which in the normal course of business will result in the usage of our cash.

On September 26, 2003, the SEC declared effective Palm’s Registration Statement on Form S-4 relating to the PalmSource distribution and the Handspring merger. The stockholder vote on this transaction is scheduled to take place on October 28, 2003. As of August 31, 2003, we had $2.6 million of deferred transaction costs which are included in prepaids and other current assets on our consolidated balance sheet. In addition, we anticipate Palm and PalmSource incurring an additional $10—$12 million of banking, legal, mailing, printing, accounting, solicitation and consulting costs primarily in the second fiscal quarter of fiscal year 2004 related to this transaction. These amounts do not include the costs incurred by Handspring which will be assumed by Palm as a result of this transaction.

As of May 31, 2003, Palm had in place an asset-backed borrowing-base credit facility from a group of financial institutions for up to a maximum of $150.0 million with the actual amount available determined by eligible accounts receivable and inventory as well as a real estate line of credit less the amount of any outstanding cash advances and letters of credit. In June 2003, the asset-backed borrowing-base credit facility expired.

In August 2003, Palm entered into a two-year, $30.0 million revolving credit line from Silicon Valley Bank (“SVB”). The credit line is secured by assets of the Company, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4% at August 31, 2003) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.87% at August 31, 2003). The interest rate may vary based on fluctuations in market rates. Palm is subject to a financial covenant requirement under the agreement to maintain unrestricted cash on deposit in the United States of not less than $100.0 million.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. During August 2003, we sold 2.4 million shares of Palm common stock under the shelf registration statement to institutional investors for net proceeds of approximately $37.0 million.

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All such gains (losses), $0.2 million and $(0.6) million for the three months ended August 31, 2003 and 2002, respectively, are included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. The net cash used in operating activities during the first quarter of fiscal year 2004 was approximately $12.6 million. We anticipate our August 31, 2003 cash and cash equivalents balance of $266.8 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

Stock Option Information

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to productivity and all of our employees participate in the program. The program consists of two plans: one stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants; and a second stock option plan under which options to purchase common stock may be granted to non-employee members of the Board of Directors. Option vesting periods typically range from one to four years. On October 15, 2002, Palm effected a 1-for-20 reverse stock split. All share information reflects this reverse stock split.

See the “Report Of The Compensation Committee Of The Board of Directors On Executive Compensation” appearing in our joint proxy statement/prospectus dated September 26, 2003 for further information concerning the policies and procedures of Palm and the Compensation Committee regarding the use of stock options.

The following table provides information about stock options granted for fiscal year-to-date 2004, fiscal year 2003 and fiscal year 2002 for certain executive officers. For fiscal year-to-date 2004, the stock option data is for our Chief Executive Officer and the four other most highly compensated individuals who are currently serving as executive officers of Palm For fiscal years 2003 and 2002, the stock option data relates to the named executive officers in the executive compensation table of the Proxy Statement for the respective fiscal year.

Employee and Named Executive Officer Option Grants

	2004 YTD	2003	2002
Net grants during the period as a % of outstanding shares	5.6%	5.9%	2.1%
Grants to top five executive officers during the period as a % of total options granted	10.2%	7.6%	15.9%
Grants to top five executive officers during the period as a % of outstanding shares	0.7%	0.7%	0.9%
Cumulative options held by named executive officers as a % of total options outstanding	15.9%	13.5%	11.4%

During the three months ended August 31, 2003, we granted options to purchase approximately 2.2 million shares of Palm common stock, and options to purchase approximately 0.4 million shares of Palm common stock were forfeited. The net grants represented 6.1% of shares outstanding at the beginning of this fiscal year.

Activity under all stock option plans

	Three Months Ended August 31, 2003		Year Ended May 31, 2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Shares in thousands)
Outstanding, beginning of period	4,021	$110.57	2,327	$239.96
Granted	2,203	$16.06	2,615	$14.05
Exercised	(77)	$13.78	(18)	$12.96
Cancelled	(398)	$205.17	(903)	$165.48

Outstanding, end of period	5,749	$69.17	4,021	$110.57

In-the-Money and Out-of-the-Money Option Information

As of August 31, 2003

	Exercisable		Unexercisable		Total
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Shares in thousands)
In-the-Money	488	$13.94	3,720	$15.01	4,208	$14.89
Out-of-the-Money (1)	1,286	$214.92	255	$230.35	1,541	$217.48

Total Options Outstanding	1,774	$159.60	3,975	$28.82	5,749	$69.17

(1)	Out-of-the money options are those options with an exercise price equal to or greater than the closing priceof $18.27 per share at the end of the quarter.

Option Exercises of Named Executive Officers (1)

	Three Months Ended August 31, 2003		Number of Shares Underlying Unexercised Options at August 31, 2003		Value of Unexercised In-the-Money Options at August 31, 2003 (2)
Name	Number of Shares Acquired on Exercise	Dollar Gain Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(In thousands)
Eric A. Benhamou	—	$—	51,751	63,499	$—	$370,200
R. Todd Bradley	—	$—	55,414	247,086	$94,751	$562,324
Judy Bruner	—	$—	54,218	73,715	$40,972	$174,529
David Nagel	—	$—	2,500	250	$—	$—
Marianne Jackson	—	$—	12,325	61,842	$34,141	$159,009

(1)	This list represents the named executive officers who appeared in the joint proxy statement/prospectus dated September 26, 2003 and who are employees of Palm.
(2)	Based on a fair market value of $18.27 per share as of August 31, 2003, the closing sale price per share of Palm’s common stock on that date as reported on the Nasdaq National Market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of August 31, 2003:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,743,894	(3)	$69.11	2,626,354	(1)(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,743,894		$69.11	2,626,354

(1)	This number of shares includes approximately 1.8 million shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”), 0.5 million shares of our common stock reserved for future issuance under our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) and 0.3 million shares of our common stock reserved for future issuance under our Non-Employee Director Stock Option Plan.
(2)	Our 1999 Stock Plan, also provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount as may be determined by our Board of Directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to the lesser of 2% of the outstanding shares of our common stock on such date, 500,000 shares or the amount determined by our Board of Directors.
(3)

This number of shares does not include outstanding options to purchase 4,648 shares of our common stock assumed through various mergers and acquisitions. At August 31, 2003, these assumed options had a weighted average exercise price of $141.55 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect the adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as a result of the PalmSource distribution.

Business Environment and Risk Factors

You should carefully consider the risks described below and the other information in this Form 10-Q. The risks and uncertainties described below are not the only ones facing Palm, and there may be additional risks that we do not presently know of or that we currently deem immaterial. The business, results of operations or financial condition of Palm could be seriously harmed if any of these risks materialize. The trading price of shares of Palm common stock may also decline due to any of these risks.

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

On June 4, 2003, we announced a definitive agreement to distribute the shares that we own of our PalmSource subsidiary to our stockholders and to acquire Handspring. The boards of directors of both Palm and Handspring have approved the merger, but final consummation of the PalmSource distribution and Handspring merger, which is expected to be completed this fall, is contingent on the vote of both the Palm and Handspring stockholders as well as other customary closing conditions.

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

If the transaction is not completed, the trading price of Palm common stock may decline. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the transaction, or there is customer or employee uncertainty surrounding the future direction of our product and service offerings and strategy on a standalone basis. Moreover, Palm has incurred and will incur transaction costs associated with the Handspring merger, including but not limited to banking, legal, mailing, printing, accounting, solicitation and consulting costs which will not be recoverable if the merger transaction does not close. In addition, each of Palm and Handspring have agreed to pay to the other a termination fee if the merger agreement is terminated, under certain specified circumstances. Any delay in the completion of the Handspring merger could diminish the anticipated benefits of the merger, result in additional transaction costs or result in loss of revenue or other effects associated with uncertainty about the transaction.

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

We rely on third parties to design, manufacture and support our handheld devices and third party distribution centers to distribute our handheld devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

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

Our device products are currently manufactured by our third party manufacturers at their international facilities, which are primarily located in China. In addition, we have entered into an agreement with a third party manufacturer to manufacture and sell our handheld device products in Brazil. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively impacted. For example, an outbreak of Severe Acute Respiratory Syndrome (SARS) in China could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, our revenues, or cost of revenues and results of operations, could be negatively impacted.

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

We outsource most of the warranty support, product repair and technical services for our products to third party providers. We depend on their expertise and we rely on them to provide satisfactory quality levels of service. If our third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and revenues could suffer. We are currently in the process of transitioning a portion of our product support to a new third party provider and if this transition is not completed in a timely and seamless manner, the satisfaction of our customers and our results of operations could suffer.

Our contract distribution facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact the timing of our revenues. As a result of economic conditions or other factors, our distribution facility providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. In addition, we do not have contracts with all of our third party distribution providers. The absence of agreements means that, with little or no notice, these distribution facility providers could refuse to continue to provide warehouse and distribution services for all or some of our devices or change the terms under which they provide such services. Any disruption of distribution facility services could have a negative impact on our revenues and results of operations. For example, our largest distribution facility provider, servicing all of the United States and Canada and most of Latin America, recently closed the warehouse and distribution facility that we previously utilized and transitioned services to another facility. We have little experience with the new facility and its staff, and our business could be subject to disruptions as the new facility becomes familiar with our business practices and products. Any interruption or delay in delivery of our products could have a significant, adverse impact on our market share, revenues, results of operations and financial condition.

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

Our revenues and our results of operations depend substantially on the commercial success of our Palm handheld devices. If revenues from our Palm handheld devices fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. For the three months ended August 31, 2003, revenues from sales of devices and accessories constituted more than 90% of our consolidated revenues.

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

Our distributors, retailers and resellers sell products offered by our competitors. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain channel customers could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. For example, we were recently notified by one of our significant retail customers that it plans to move away from handheld organizer devices. If we are unable to maintain successful relationships with distributors, retailers and resellers or maintain adequate coverage within these distribution channels, our business will suffer.

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

We license third-party software for use in the Palm OS platform and in our handheld device products, as well as to provide software development tools to enable applications to be written for our Palm OS platform. In addition to third-party licensed software, we may enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for our Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business or results of operations. Furthermore, a third-party developer or joint developer may improperly use or disclose the software we include in the Palm OS platform or handheld device products, which could adversely affect our competitive position.

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

PalmSource currently derives its revenue from a small number of licensees of Palm OS. Revenue from the Solutions Group was $8.3 million, or 48.5% of revenues, in the first quarter of fiscal year 2004 and $7.5 million, or 49.9% of revenues, in the first quarter of fiscal year 2003. Revenue from Sony was $2.2 million, or 12.7% of revenue, in the first quarter of fiscal year 2004 and $2.6 million, or 17.6% of revenue, in the first quarter of fiscal year 2003. Revenue from Handspring was $1.6 million, or 9.1% of revenue, in the first quarter of fiscal year 2004 and $1.7 million, or 11.1% of revenues, in the first quarter of fiscal year 2003. Although PalmSource recently expanded its number of licensees, many of these new licensees have yet to introduce products on the market or sell significant numbers of units based on Palm OS. Additionally, the combination of Palm Solutions Group and Handspring will increase the concentration of PalmSource’s customers. PalmSource expects that Palm Solutions Group and Sony will continue to account for a substantial portion of its revenue for the foreseeable future. If revenues from either Palm Solutions Group or Sony do not grow as PalmSource anticipates, if either of them decide to not incorporate Palm OS into their future products, or if Palm Solutions Group experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, PalmSource will have to significantly reduce its expenses or increase its revenue from other sources in order to stay in business. The term of PalmSource’s license agreement with Palm Solutions Group will expire in December 2006, its license arrangement with Sony will expire in October 2012 and its license agreement with Handspring will be terminated following the Handspring merger. Nothing restricts these licensees from competing with PalmSource or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to PalmSource. Once these license arrangements expire, PalmSource may not be able to renegotiate them on favorable terms, if at all. If PalmSource does not continue to generate significant revenues from Palm Solutions Group or Sony or if PalmSource is unable to generate an increased percentage of its revenues from other licensees, PalmSource’s business, results of operations and financial condition will be significantly harmed.

If we do not deliver the wireless functionality and solutions that the market desires or if we fail to provide wireless devices on additional domestic and international carrier networks, our results of operations could suffer.

We must continue to develop solutions to compete in the evolving wireless space, which includes solutions for Wide Area Network (“WAN”) with carriers, Local Area Network with 802.11 or similar technology and Personal Area Network with Bluetooth or similar technology. The success of these products is in part based upon the broader adoption of the underlying wireless technology and because the wireless market is still evolving, we cannot be assured which wireless technologies will be broadly adopted. While we currently have offerings in each of these areas, we cannot assure that there will be demand for our wireless solutions or that individuals will widely adopt our handheld devices as a means of accessing wireless services. We are reliant on pricing plans put into effect by carriers. If carriers charge above a rate consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

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

For information concerning pending matters, see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q.

If Palm is unsuccessful in its litigation with Xerox, our business, results of operations and financial condition could be significantly harmed and our licensees may be prevented from offering products with Graffiti handwriting recognition software.

We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld computers operating the Palm OS. While the District Court dismissed the case in 2000, ruling that the Xerox patent is not infringed by the Graffiti handwriting recognition system, Xerox appealed the dismissal. The Appellate Court reversed and remanded the case to the District Court for further proceedings. The District Court subsequently found the patent valid, enforceable and infringed. Palm appealed the judgment in December 2001.

In February 2002, the District Court rejected an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The Court also rejected a request by Xerox for a trial date to determine damages, but required us to post a $50 million bond, a decision from which we appealed; Xerox filed a cross-appeal. The Federal Appeals Court decided in February 2003 that the Xerox patent is infringed by the Graffiti handwriting recognition system, but remanded the case to the District Court to determine whether the patent is valid, thereby lifting the requirement that Palm post a bond. In its opinion, however, the Appellate Court directed that, in the event the patent is held valid, Xerox would be entitled to an injunction. Proceedings on the issue of the validity of the patent are now pending in the district court.

We cannot assure you that Palm will be successful in the litigation. If we are not successful, we may be required to pay Xerox significant damages or license fees or pay significant amounts with respect to Palm OS licensees for their losses. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. Accordingly, if Xerox is successful, our business, results of operations and financial condition could be significantly harmed and we may be rendered insolvent. In addition, Xerox might again seek an injunction preventing us or Palm OS licensees from offering products with Palm OS with Graffiti handwriting recognition software. We have largely transitioned our products to a handwriting recognition software that does not use Graffiti.

For information concerning pending matters, see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q.

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

As part of our business strategy, we target countries with large populations and propensities for adopting new technologies. However, many of these targeted countries do not address misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we are active may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

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

For information concerning pending matters, see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

We currently maintain an investment portfolio consisting mainly of cash equivalents. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10 percent from levels at August 31, 2003 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net of gains and losses from these contracts and the revaluation of the foreign denominated assets and liabilities was a gain (loss) of $0.2 million and $(0.6) million for the three months ended August 31, 2003 and 2002, respectively, and is included in interest and other income (expense) in our condensed consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense).

Equity Price Risk

We have investments in public and private companies valued at approximately $2.0 million as of August 31, 2003. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of

Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation.

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

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. In September 2003, the Court granted Palm’s motion to dismiss the complaint, but allowed the plaintiff the opportunity to amend and refile.

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

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a recission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. Palm believes that the lawsuits are without merit and intends to vigorously defend the cases.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7(3)	Employee Matters Agreement between 3Com and the registrant.

2.8(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13(2)	Form of Non-U.S. Plan.

2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20(1)	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.21(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.22(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.23(1)	Development Agreement between the registrant and PalmSource, Inc.

2.24(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.25(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

2.26(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.27(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.29(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.30(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.31(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.32(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.34(4)	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.

2.35(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.36(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.37(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.38(1)	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.

2.39(1)	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.

2.40(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(5)	Amended and Restated Certificate of Incorporation.

3.2(6)	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(8)	Specimen Stock Certificate.

4.3(7)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(9)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

4.5(4)	Letter Agreement regarding $50,000,000 5% Convertible Subordinated Note between the registrant and Texas Instruments Incorporated.

10.1(10)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(11)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(12)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.8(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.9(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.10(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.11(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.12(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.13(2)	Form of Management Retention Agreement.

10.14(13)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.15(5)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.16(9)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.17(9)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.18(9)	Registration Rights Agreement dated as of December 6, 2001.

10.19(9)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.20(9)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.21(14)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.22(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.23(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.24(9)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.25(14)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.26(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.27(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.28(15)**	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.29(16)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.30(16)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.31(16)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

10.32(5)	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.

10.33(5)	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.

10.34(5)	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.

10.35(5)	Form of Severance Agreement for Executive Officers.

10.36(5)	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.

10.37(11)	2001 Stock Option Plan for Non-Employee Directors, as amended.

10.38(8)	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.

10.39†	Loan and Security Agreement between the registrant and Silicon Valley Bank.

10.40	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-106829) filed with the Commission on July 3, 2003, as amended.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K/A filed with the Commission on September 26, 2003.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with Commission on October 11, 2002.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.
(9)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-109302) filed with the Commission on September 30, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.
(12)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(15)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K

(1)	On June 6, 2003, Palm filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that on June 4, 2003 Palm had entered into an Agreement and Plan of Reorganization dated as of June 4, 2003 by and among Palm, Peace Separation Corporation, a direct wholly-owned subsidiary of Palm, Harmony Acquisition Corporation, a direct wholly-owned subsidiary of Palm, and Handspring, Inc.

(2)	On June 24, 2003, Palm furnished a Current Report on Form 8-K reporting under Item 9 of Form 8-K that on June 24, 2003, Palm was issuing a press release and holding a conference call regarding its financial results for the fourth quarter of fiscal 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: October 10, 2003	By:	/s/ JUDY BRUNER
Judy Bruner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7(3)	Employee Matters Agreement between 3Com and the registrant.

2.8(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13(2)	Form of Non-U.S. Plan.

2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20(1)	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.21(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.22(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.23(1)	Development Agreement between the registrant and PalmSource, Inc.

2.24(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.25(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

2.26(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.27(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.29(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.30(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.31(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.32(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.34(4)	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.

2.35(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.36(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.37(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.38(1)	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.

2.39(1)	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.

2.40(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(5)	Amended and Restated Certificate of Incorporation.

3.2(6)	Amended and Restated Bylaws.

3.3(7)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred

Stock.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3 hereof.

4.2(8)	Specimen Stock Certificate.

4.3(7)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(9)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

4.5(4)	Letter Agreement regarding $50,000,000 5% Convertible Subordinated Note between the registrant and Texas Instruments Incorporated.

10.1(10)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(11)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(12)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.8(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.9(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.10(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.11(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.12(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.13(2)	Form of Management Retention Agreement.

10.14(13)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.15(5)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.16(9)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.17(9)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.18(9)	Registration Rights Agreement dated as of December 6, 2001.

10.19(9)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.20(9)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.21(14)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.22(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.23(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.24(9)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.25(14)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.26(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.27(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.28(15)**	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.29(16)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.30(16)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.31(16)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

10.32(5)	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital

Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.

10.33(5)	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.

10.34(5)	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.

10.35(5)	Form of Severance Agreement for Executive Officers.

10.36(5)	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.

10.37(11)	2001 Stock Option Plan for Non-Employee Directors, as amended.

10.38(8)	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.

10.39†	Loan and Security Agreement between the registrant and Silicon Valley Bank.

10.40	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.2	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No. 333-106829) filed with the Commission on July 3, 2003, as amended.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-92657) filed with the Commission on December 13, 1999, as amended.
(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K/A filed with the Commission on September 26, 2003.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with Commission on October 11, 2002.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2001, as amended.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.
(9)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-109302) filed with the Commission on September 30, 2003.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.
(12)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.
(15)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.
(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.