Form 10-Q
period 2003-11-28
PALMONE INC
filed 2004-01-12
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-29597

palmOne, Inc.

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

Yes ☒ No ☐

As of December 26, 2003, 46,123,614 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 63 pages of which this page is number 1.

palmOne, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “palmOne,” “Company,” “we,” “us,” and “our” in this Form 10-Q refer to palmOne, Inc. and its subsidiaries unless the context requires otherwise.

palmOne, the palmOne logo, Zire, the Zire logo, Tungsten, the Tungsten logo, Handspring, the Handspring logo, Treo, Palm, the Palm logo, Palm OS, Graffiti, HotSync, the HotSync logo, and stylizations and design marks associated with all the preceding, and trade dress associated with palmOne, Inc.’s products, are among the trademarks or registered trademarks owned by or licensed to palmOne, Inc. or its subsidiaries. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners. palmOne, Inc. uses the Bluetooth wireless technology trademark under express license from Bluetooth SIG, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

palmOne, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Revenues	$271,215	$257,902	$439,823	$422,627
Costs and operating expenses:
Cost of revenues (**)	197,739	187,632	318,963	314,638
Sales and marketing	43,709	40,805	78,287	81,329
Research and development	14,948	16,518	31,776	35,476
General and administrative	9,355	8,631	18,049	17,579
Amortization of intangible assets and stock-based compensation (*)	1,938	992	2,059	2,499
Restructuring charges	918	(2,023)	3,588	(2,604)

Total costs and operating expenses	268,607	252,555	452,722	448,917
Operating income (loss)	2,608	5,347	(12,899)	(26,290)
Interest and other income (expense), net	1,608	4,775	1,451	4,983

Income (loss) before income taxes	4,216	10,122	(11,448)	(21,307)
Income tax provision	1,584	601	2,782	220,445

Income (loss) from continuing operations	2,632	9,521	(14,230)	(241,752)
Loss from discontinued operations (net of taxes of $4, $623, $252 and $905, respectively)	(6,750)	(6,001)	(11,634)	(13,473)

Net income (loss)	$(4,118)	$3,520	$(25,864)	$(255,225)

Net income (loss) per share:
Basic:
Continuing operations	$0.07	$0.33	$(0.43)	$(8.33)
Discontinued operations	(0.18)	(0.21)	(0.35)	(0.47)

	$(0.11)	$0.12	$(0.78)	$(8.80)

Diluted:
Continuing operations	$0.07	$0.33	$(0.43)	$(8.33)
Discontinued operations	(0.18)	(0.21)	(0.35)	(0.47)

	$(0.11)	$0.12	$(0.78)	$(8.80)

Shares used in computing per share amounts:
Basic	36,696	29,046	33,022	29,007

Diluted	38,743	29,086	33,022	29,007

(*) Amortization of intangible assets and stock-based compensation:

Cost of revenues	$84	$389	$88	$775
Sales and marketing	1,599	190	1,657	393
Research and development	37	286	64	1,062
General and administrative	218	127	250	269

Total amortization of intangible assets and stock-based compensation	$1,938	$992	$2,059	$2,499

(**) Cost of revenues excludes the applicable portion of amortization of intangible assets and stock-based compensation.

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	November 30, 2003	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,195	$204,967
Accounts receivable, net of allowance for doubtful accounts of $8,473 and $4,635, respectively	152,987	96,784
Inventories	36,336	22,748
Investment for committed tenant improvements	7,297	—
Prepaids and other	10,318	9,039
Net assets of discontinued operations	—	39,702

Total current assets	425,133	373,240
Restricted investments	1,816	948
Land not in use	60,000	60,000
Property and equipment, net	27,190	31,204
Goodwill	255,327	13,815
Intangible assets, net	18,004	—
Deferred income taxes	34,800	34,800
Other assets	1,420	1,720

Total assets	$823,690	$515,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,010	$89,371
Accrued restructuring	36,285	34,886
Provision for committed tenant improvements	7,297	—
Other accrued liabilities	134,049	100,519

Total current liabilities	308,641	224,776
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	1,900	165
Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; outstanding: none	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 46,115 shares and 29,230 shares, respectively	46	29
Additional paid-in capital	1,374,782	1,123,819
Unamortized deferred stock-based compensation	(3,430)	(508)
Accumulated deficit	(894,653)	(868,789)
Accumulated other comprehensive income	1,404	1,235

Total stockholders’ equity	478,149	255,786

Total liabilities and stockholders’ equity	$823,690	$515,727

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(14,230)	$(241,752)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	10,843	11,634
Amortization	2,578	3,139
Deferred income taxes	—	219,625
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	(46,214)	(84,600)
Inventories	(9,538)	16,476
Prepaids and other	1,438	1,211
Accounts payable	18,865	29,479
Accrued restructuring	(4,756)	291
Other accrued liabilities	887	16,067

Net cash used in operating activities	(40,127)	(28,430)

Cash flows from investing activities:
Purchase of property and equipment	(3,459)	(5,446)
Purchase of equity investments	—	(1,000)
Spin-off of PalmSource, additional cash distribution	(6,000)	—
Acquisition of Handspring, net cash acquired	16,114	—
Purchase of restricted investments	(2,764)	—
Sale of restricted investments	1,896	—
Purchase of short-term investments	—	(9,841)
Maturities of short-term investments	—	5,223

Net cash provided by (used in) investing activities	5,787	(11,064)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Through private placements	37,015	—
Under employee stock plans, net	10,553	1,117

Net cash provided by financing activities	47,568	1,117

Change in cash and cash equivalents	13,228	(38,377)
Cash and cash equivalents, beginning of period	204,967	247,859

Cash and cash equivalents, end of period	$218,195	$209,482

See notes to condensed consolidated financial statements.

palmOne, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by palmOne, Inc. (formerly Palm, Inc.) (“palmOne,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of palmOne’s financial position as of November 30, 2003 and results of operations for the three and six months ended November 30, 2003 and 2002 and cash flows for the six months ended November 30, 2003 and 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in palmOne’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003. The results of operations for the six months ended November 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future period.

On October 28, 2003, the Company’s stockholders formally approved a plan to spin-off the Company’s Palm operating system (“OS”) platform and licensing business through the distribution of all of the shares it owned of its majority-owned subsidiary, PalmSource, Inc. (“PalmSource”), and acquire Handspring, Inc. (“Handspring”). Immediately following the transaction, Palm, Inc. changed its name to palmOne, Inc. (“palmOne”) and we refer to the Company as palmOne throughout the financial statements. The Company completed the spin-off by issuing approximately 0.3098 of a share of PalmSource common stock for each share of Palm common stock outstanding as of October 28, 2003. The distribution of the shares of PalmSource common stock was intended to be tax-free to palmOne and to the Company’s stockholders. As a result of the distribution, the Company’s historical condensed consolidated financial statements have been restated to account for PalmSource as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the discussion of the Company’s continuing operations (See Note 4 to condensed consolidated financial statements). Immediately following the PalmSource distribution, palmOne acquired Handspring through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. In the Handspring acquisition, the stockholders of Handspring received 0.09 of a share of palmOne common stock for each share of Handspring common stock held (an aggregate of approximately 13.6 million shares of palmOne common stock). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in the condensed consolidated financial statements. (See Note 9 to condensed consolidated financial statements).

Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments; the Solutions Group business and the PalmSource business. As a result of the PalmSource spin-off, the PalmSource reporting segment was eliminated as of the quarter ended November 30, 2003. The continuing business of palmOne operates in one reportable segment which develops, designs and markets handheld computing and communication devices and related accessories, services and software.

On October 15, 2002, palmOne effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings or total shares outstanding.

palmOne was legally separated from 3Com Corporation (“3Com”) on February 26, 2000 (“the Separation Date”) and completed its initial public offering on March 2, 2000. The distribution of palmOne common stock from 3Com to its stockholders was completed on July 27, 2000.

palmOne’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Both fiscal years 2004 and 2003 contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Stock-Based Compensation

palmOne has employee stock plans, which are described more fully in the notes to consolidated financial statements included in palmOne’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003. palmOne accounts for its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

Pursuant to APB No. 25, palmOne generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees and directors under its stock option plans, collectively called “options.” Concurrently, the Company’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.

Pursuant to FIN No. 44, options assumed in a business combination accounted for as a purchase are valued at the date of acquisition at their fair value calculated using the Black-Scholes option valuation model. The fair value of the assumed options is included as part of the purchase price. The intrinsic value attributable to the unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the related options.

The following table illustrates the effect on net income (loss) and net income (loss) per share if palmOne had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123. As a result of the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the exercise prices and the number of shares underlying the options were adjusted in accordance with the methodology set forth in FIN No. 44. For the purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2003	2002	2003	2002
Net income (loss), as reported	$(4,118)	$3,520	$(25,864)	$(255,225)
Add: Stock-based compensation expense included in net loss, as reported, net of related tax effects (1)	1,406	1,141	2,118	2,321
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(6,984)	(13,192)	(13,829)	(27,041)

Pro forma net loss	$(9,696)	$(8,531)	$(37,575)	$(279,945)

Net income (loss), as reported - basic and diluted	$(0.11)	$0.12	$(0.78)	$(8.80)

Pro forma net income (loss) per share - basic	$(0.26)	$(0.29)	$(1.14)	$(9.65)

Pro forma net income (loss) per share - diluted	$(0.25)	$(0.29)	$(1.14)	$(9.65)

(1)	Amounts include compensation related to options held by PalmSource employees through the distribution date.

SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by palmOne employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

The fair value of each option grant during the three and six months ended November 30, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Assumptions applicable to stock options:
Risk-free interest rate	1.8%	2.4%	1.8%	2.4%
Volatility	100%	100%	100%	100%
Options term (in years)	1.87	3.02	2.46	3.04
Dividend yield	0.0%	0.0%	0.0%	0.0%
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	2.1%	2.6%	2.1%	2.6%
Volatility	100%	99%	100%	99%
Options term (in years)	1.99	2.00	1.99	2.00
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the three months ended November 30, 2003 and 2002 was $7.04 per share and $5.96 per share, respectively, and the six months ended November 30, 2003 and 2002 was $6.92 per share and $6.15 per share, respectively. The weighted average estimated fair value of shares issued under the employee stock purchase plan during the three months ended November 30, 2003 and 2002 was $8.06 per share and $13.14 per share, respectively, and the six months ended November 30, 2003 and 2002 was $8.06 per share and $13.14 per share, respectively.

In connection with the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the number of shares subject to stock options outstanding as of October 28, 2003 and their related exercise prices were adjusted in accordance with the methodology set forth in FIN No. 44. As a result, on October 28, 2003, outstanding options to purchase approximately 5.0 million shares of Palm common stock were converted into options to purchase approximately 7.1 million shares of palmOne common stock. This includes options for approximately 0.4 million shares of palmOne common stock held by PalmSource employees. Options held by PalmSource employees ceased vesting on October 28, 2003 and any unexercised options held by PalmSource employees will be cancelled on January 28, 2004.

3.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. palmOne adopted FIN 46 as of September 1, 2003, and the adoption of this interpretation did not have a significant impact on the Company’s historical financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. palmOne adopted SFAS No. 149 as of June 1, 2003, and the adoption of this statement did not have an impact on the Company’s historical financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for palmOne is the quarter ended November 30, 2003. palmOne adopted SFAS No. 150 as of June 1, 2003, and the adoption of this statement did not have an impact on the Company’s historical financial position or results of operations.

4.	Discontinued Operations

On October 28, 2003, the Company’s stockholders formally approved a plan that included the PalmSource distribution and the Handspring acquisition. Accordingly, the historical condensed consolidated financial statements of palmOne have been restated to account for PalmSource as discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations data reflects the historical assets and liabilities, results of operations and cash flows of PalmSource, the Palm OS platform and licensing business segment of palmOne, as of and during each respective period presented. No gain or loss was recorded as a result of this transaction.

Loss from discontinued operations included PalmSource net revenues of $2.3 million, $7.0 million, $11.1 million and $14.5 million for the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively. Also included in loss from discontinued operations are allocated corporate expenses and historical consolidated separation costs that cease after the PalmSource distribution of $3.3 million, $2.4 million, $5.2 million and $3.8 million for the three months ended November 30, 2003 and 2002, and the six months ended November 30, 2003 and 2002, respectively.

Upon the PalmSource distribution, palmOne contributed an additional $6.0 million of cash, forgave a $20.0 million intercompany note receivable and assigned $15.0 million of its convertible note to PalmSource. The net assets of PalmSource disposed of as of October 28, 2003 and reported as discontinued operations as of May 31, 2003 were (in thousands):

	October 28, 2003	May 31, 2003
Cash and cash equivalents	$33,834	$37,465
Other current assets	7,688	11,845
Property and equipment, net	2,907	3,418
Goodwill	54,970	54,970
Intangible assets, net	267	976
Other assets	2,750	3,752
Current liabilities	(26,087)	(24,395)
Deferred revenue and other liabilities	(12,290)	(13,329)
Long-term convertible debt	(15,000)	(15,000)
Redeemable convertible preferred stock	(20,000)	(20,000)

Net assets of discontinued operations	$29,039	$39,702

5.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations for the six months ended November 30, 2003 and 2002; loss from discontinued operations for the six months ended November 30, 2003 and 2002; and diluted net loss per share for the six months ended November 30, 2003 and 2002 are calculated based on the weighted average shares of common stock outstanding excluding shares of restricted stock subject to repurchase because the effect of shares of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the six months ended November 30, 2003 and 2002, approximately 1,133,000 and 22,000 common equivalent shares, respectively, were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share. Diluted income from continuing operations, diluted loss from discontinued operations and net income (loss) per share for the three months ended November 30, 2003 and 2002 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income (loss)	$(4,118)	$3,520	$(25,864)	$(255,225)
Other comprehensive income (loss):
Unrealized loss on investments	(38)	(4)	(35)	(586)
Accumulated translation adjustments	559	—	204	155

Total comprehensive income (loss)	$(3,597)	$3,516	$(25,695)	$(255,656)

7.	Cash and Available for Sale and Restricted Investments

The Company’s cash and available for sale and restricted investments consist of (in thousands):

	November 30, 2003			May 31, 2003
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$47,883	$—	$47,883	$30,394	$—	$30,394
Cash equivalents:
Money market funds	102,137	—	102,137	37,673	—	37,673
State and local government obligations	14,000	—	14,000	93,900	—	93,900
Corporate notes/bonds	42,175	—	42,175	33,000	—	33,000
Foreign corporate notes/bonds	12,000	—	12,000	10,000	—	10,000

	170,312	—	170,312	174,573	—	174,573

Total cash and cash equivalents	$218,195	$—	$218,195	$204,967	$—	$204,967

Equity investments in publicly traded companies	$253	$(29)	$224	$253	$—	$253

Investment for committed tenant improvements, money market funds	$7,297	$—	$7,297	$—	$—	$—

Restricted investments:
U.S. government agency obligations	$1,041	$—	$1,041	$173	$—	$173
Certificates of deposit	775	—	775	775	—	775

	$1,816	$—	$1,816	$948	$—	$948

8.	Inventories

Inventories consist of (in thousands):

	November 30, 2003	May 31, 2003
Finished goods	$28,035	$16,835
Work-in-process and raw materials	8,301	5,913

	$36,336	$22,748

9.	Business Combinations

On October 29, 2003, palmOne effected the acquisition of Handspring, a leading provider of smartphones and communicators, exchanging 0.09 of a share of palmOne common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. The goal of the Handspring acquisition was to enhance palmOne’s competitive position in the wireless handheld market and strengthen relationships with strategic carriers, allowing the Company to broaden its product offering and achieve certain cost synergies. palmOne derived the exchange ratio for the acquisition based on an arm’s length negotiation. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of palmOne common stock. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of palmOne common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation methodology, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition. The fair value of the palmOne common stock issued was determined using a per share price based upon the closing prices of palmOne common stock within a range of trading days beginning with the first trading day subsequent to the

PalmSource distribution (October 29, 2003 – November 4, 2003), or $15.4060 per share. The fair value of the vested options assumed were valued using the Black-Scholes option valuation model with weighted average assumptions of: a risk free interest rate of 1.30%, volatility of 100%, a term of 1.00 years and a dividend yield of 0%. The fair value of the unvested options assumed were valued using the Black-Scholes option valuation model with weighted average assumptions of: a risk free interest rate of 2.36%, volatility of 100%, a term of 3.00 years and a dividend yield of 0%. The fair value of the warrants assumed were valued using the Black-Scholes option valuation model with weighted average assumptions of: a risk free interest rate of 3.24%, volatility of 100%, a term of 4.25 years and a dividend yield of 0%.

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for palmOne operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit palmOne in the future. As of November 30, 2003, approximately 30 former Handspring employees had been terminated in connection with this workforce reduction.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability recognized at October 29, 2003	Cash payments	Balance at November 30, 2003
Workforce reduction costs	$1,805	$(1,156)	$649
Excess facilities costs	3,689	(204)	3,485
Other	660	—	660

	$6,154	$(1,360)	$4,794

The Handspring acquisition was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. The goodwill for the Handspring acquisition is not deductible for tax purposes. The condensed consolidated financial statements of palmOne include the operating results of the acquired Handspring business from the date of acquisition.

The purchase price of this business combination was allocated to tangible assets net of assumed liabilities and to identifiable intangible assets based on the valuation, generally using a discounted cash flow approach, of contracts and customer relationships, customer backlog, product technology, trademarks and non-compete covenants as follows (in thousands):

	Amortization period	Amount
Net tangible assets:
Current assets		$40,591
Property and equipment		3,370
Other assets		15,403

Total assets acquired		59,364
Total liabilities assumed		(72,870)

Net tangible liabilities assumed		(13,506)
Deferred stock-based compensation		2,233
Goodwill		241,512
Intangible assets:
Contracts and customer relationships	24 months	11,900
Customer backlog	4 months	4,200
Product technology	24 months	1,800
Trademarks	24 months	1,400
Non-compete covenants	24 months	400

Total purchase price		$249,939

The following unaudited pro forma financial information presents the combined results of operations of palmOne and Handspring as if the Handspring acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for palmOne and Handspring, the results for the three months ended November 30, 2002 and the six months ended November 30, 2002 combine the historical results of palmOne for the three months ended November 30, 2002 and the six months ended November 30, 2002 and the historical results of Handspring for the three months ended December 31, 2002 and the six months ended December 31, 2002, respectively. The amounts for the periods ended in fiscal year 2003 are derived from the same periods for both palmOne and Handspring.

This unaudited pro forma financial information includes an adjustment of $1.5 million, $3.2 million, $6.8 million and $8.6 million for the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively, to the combined results of operations, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of palmOne that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of palmOne. Pro forma results for the three and six-month periods ended November 30, 2003 and 2002 were (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Pro forma revenues	$294,640	$235,511	$475,903	$454,374
Pro forma net loss	$(13,329)	$(11,978)	$(57,603)	$(291,373)
Pro forma net loss per share, basic and diluted	$(0.27)	$(0.28)	$(1.24)	$(6.84)
Shares used in computing per share amounts, basic and diluted	49,973	42,623	46,599	42,584

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2002	$68,785
Discontinued operations	(54,970)

Balances, May 31, 2003	13,815
Acquisition of Handspring	241,512

Balances, November 30, 2003	$255,327

11.	Intangible Assets

Intangible assets consist of (in thousands):

	Amortization Period	November 30, 2003
		Gross Carrying Amount	Accumulated Amortization	Net
Contracts and customer relationships	24 months	$11,900	$(496)	$11,404
Customer backlog	4 months	4,200	(1,050)	3,150
Product technology	24 months	1,800	(75)	1,725
Trademarks	24 months	1,400	(58)	1,342
Non-compete covenants	24 months	400	(17)	383

		$19,700	$(1,696)	$18,004

Amortization expense related to intangible assets was $1.7 million, $0.3 million, $1.7 million and $1.1 million for the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively. Estimated future amortization expense for the remaining six months of fiscal year 2004, for fiscal year 2005 and for fiscal year 2006 is $7.0 million, $7.8 million and $3.2 million, respectively.

The net book value of the intangible assets of PalmSource have been reclassified and are included in net assets from discontinued operations in the condensed consolidated balance sheet as of May 31, 2003; palmOne had no other net intangible assets as of that date.

12.	Deferred Income Taxes

As of November 30, 2003, palmOne’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $440.8 million offset by a valuation allowance of $406.0 million. The valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of palmOne’s net deferred tax assets assumes that it is more likely than not that palmOne will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

As of the end of fiscal year 2002, palmOne had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent and feasible and which management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of palmOne’s PalmSource, Inc. subsidiary and wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and its wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, during the quarter ended August 31, 2002, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at November 30, 2003, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The valuation allowance also increased as a result of the operating losses incurred during the quarter ended November 30, 2003.

13.	Commitments and Guarantees

palmOne facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, palmOne issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution, the note was divided into two, a portion retained by palmOne and the remainder assumed by PalmSource. palmOne issued a subordinated convertible note in the principal amount of $35.0 million to Texas Instruments The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at an effective conversion price of $64.60 per share. palmOne may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event palmOne distributes significant assets, palmOne may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In connection with the Handspring acquisition, palmOne assumed two promissory notes with the remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. In addition, palmOne assumed a $1.0 million obligation under an amended and restated facility lease which is due and payable in January 2004.

palmOne has a minimum purchase commitment with a third party vendor under which it could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

palmOne has a patent and license agreements with a third party vendor under which palmOne is committed to pay $2.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants the Company certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of November 30, 2003, palmOne’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of palmOne products of approximately $148.7 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank (“SVB”). The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.0% at November 30, 2003) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.92% at November 30, 2003). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of November 30, 2003 palmOne had used its credit line to support the issuance of letters of credit of $8.5 million.

As part of the agreements with 3Com relating to palmOne’s separation from 3Com, palmOne agreed to assume liabilities arising out of the Xerox, E-Pass Technologies, and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases. (See Note 17 to condensed consolidated financial statements).

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. (See Note 17 to condensed consolidated financial statements).

Under the indemnification provisions of palmOne’s standard reseller agreements and software license agreements, palmOne agrees to defend the reseller/licensee against third party claims asserting infringement by palmOne’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

palmOne’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues.

Changes in the product warranty accrual are (in thousands):

Six Months Ended November 30, 2003
Balance, beginning of period	$17,911
Payments made	(6,337)
Accrual related to product sold during the period	7,628
Change in estimated liability for pre-existing warranties	(170)

Balance, end of period	$19,032

14.	Common Stock Issued

During the first quarter of fiscal year 2004, the Company sold an aggregate of 2.4 million shares of its common stock under its universal shelf registration statement. The Company sold 1.2 million shares to an institutional investor at $15.00 per share, with proceeds of $18.0 million, and an additional 1.2 million shares to a group of institutional investors at $15.90 per share, with proceeds of approximately $19.1 million. The net proceeds of the offering will be used for general corporate purposes, including capital expenditures and to meet working capital needs.

15.	Restructuring Charges

Restructuring charges of $0.9 million recorded during the second quarter of fiscal year 2004 consist of a $1.2 million charge related to the restructuring actions taken during the first quarter of fiscal year 2004 less $0.3 million of net adjustments related to restructuring actions taken in prior fiscal years.

Restructuring charges recorded during the three months ended November 30, 2003 consist of $1.2 million related to restructuring actions taken and initiated during the first quarter of fiscal year 2004, including workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with palmOne’s future wireless plans. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. As of November 30, 2003, approximately 40 regular employees had been terminated as a result of this restructuring.

Accrued liabilities related to the first quarter of fiscal year 2004 restructuring actions consist of (in thousands):

	Discontinued project costs	Excess facilities and equipment costs	Workforce reduction costs	Total
Restructuring expense	$680	$1,515	$1,655	$3,850
Cash payments	(304)	(208)	(1,370)	(1,882)
Write-offs	—	(23)	(107)	(130)

Balances, November 30, 2003	$376	$1,284	$178	$1,838

Cost reduction actions initiated in the first quarter of fiscal year 2004 are expected to be substantially complete by the end of fiscal year 2004.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. During the second quarter of fiscal year 2004, adjustments of $0.3 million were recorded to reflect the changes in the estimated costs of certain actions from the original estimates. As of November 30, 2003, substantially all of the headcount reductions have been completed.

Accrued liabilities related to the third quarter of fiscal year 2003 restructuring actions consist of (in thousands):

	Discontinued project costs	Excess facilities and equipment costs	Workforce reduction costs	Total
Restructuring expense	$10,577	$2,445	$6,085	$19,107
Cash payments	(4,700)	(106)	(4,580)	(9,386)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Balances, May 31, 2003	2,367	1,596	1,374	5,337
Restructuring expense	—	355	(617)	(262)
Cash payments	—	(463)	(726)	(1,189)

Balances, November 30, 2003	$2,367	$1,488	$31	$3,886

Cost reduction actions initiated in the third quarter of fiscal year 2003 are substantially complete except for remaining contractual payments for excess facilities and project termination fees which are expected to continue through the first quarter of fiscal year 2006.

The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which palmOne had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of November 30, 2003, the balance consists of lease commitments, payable over approximately eight years, offset by estimated net sublease proceeds of approximately $13.8 million.

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of (in thousands):

	Excess facilities and equipment costs	Workforce reduction costs	Total
Balances, May 31, 2002	$16,552	$325	$16,877
Restructuring adjustments	21,358	(284)	21,074
Cash payments	(8,361)	(41)	(8,402)

Balances, May 31, 2003	29,549	—	29,549
Cash payments	(3,782)	—	(3,782)

Balances, November 30, 2003	$25,767	$—	$25,767

Accrued restructuring as of November 30, 2003 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements).

16.	Supplemental Cash Flow Information

Supplemental cash flow information for the six-month periods ended November 30, 2003 and 2002:

	Six Months Ended November 30,
	2003	2002
Other cash flow information:
Cash paid for income taxes	$1,145	$566

Cash paid for interest	$1,293	$1,385

Non-cash investing and financing activities are as follows:
Fair value of stock options and warrants assumed in business combination	$28,064	$—

Common stock issued for business combination	$209,173	$—

17.	Litigation

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to the cases set forth below and is vigorously contesting these matters. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring is a wholly-owned subsidiary of palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the Court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The Court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the Court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If palmOne is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for palmOne that would have a significant adverse impact on palmOne’s operations and financial condition if palmOne has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful with regard to this remand to the District Court, Xerox has stated in its Court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful with regard to this remand to the District Court, palmOne might be liable to PalmSource’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation. On December 10, 2003 the District Court heard oral arguments on palmOne’s motion for summary judgment due to invalidity and Xerox’s motion for summary judgment that the patent is not invalid. A decision on such motions is pending.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. On August 28, 2003, the District Court granted both Palm’s and Handspring’s motions for summary judgment, ruling that neither parties’ products infringe the NCR patents, and denied NCR’s motion. NCR appealed the ruling to the Court of Appeals for the Federal Circuit and the parties are in the briefing phase of that appeal.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. palmOne believes that the claims are without merit and intends to defend against them vigorously. The parties are in the midst of the discovery process.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors recently approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including palmOne and Handspring, may have against the underwriters. There is no guarantee that the settlement will become final however, as it is subject to a number of conditions, including Court approval. palmOne believes that it has meritorious defenses to the claims against it and against Handspring and intends to defend the action vigorously if the case does not settle.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and reached settlement, which received preliminary Court approval in December 2003. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and reached a settlement which received preliminary Court approval in October 2003.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan

Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. In September 2003, the Court granted Palm’s motion to dismiss the complaint, but allowed the plaintiff the opportunity to amend and refile which plaintiff did in October 2003. Palm made another motion to dismiss, which motion is currently pending.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties have agreed to a settlement which received preliminary Court approval in October 2003.

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. The parties have begun the discovery process and also engaged in mediation of the claims.

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. The cases were consolidated and a tentative settlement was reached in October 2003 subject to appropriate documentation and Court approval.

On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent and seeks unspecified compensatory and treble damages and to permanently enjoin future infringement. Handspring filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that Handspring did not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, Handspring filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part the summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part. The case is expected to go to trial in 2004.

18.	Related Party Transactions

Transactions with 3Com Corporation

Subsequent to the date of separation of palmOne from 3Com, palmOne paid 3Com for certain leased facilities through the first quarter of fiscal year 2004 and for transitional services required while palmOne established its independent infrastructure, with transitional services being completed in the third quarter of fiscal year 2002.

A Tax Sharing Agreement allocates 3Com’s and palmOne’s responsibilities for certain tax matters. The agreement requires palmOne to pay 3Com for the incremental tax costs of palmOne’s inclusion in consolidated, combined or unitary tax returns with affiliated corporations. The agreement also provides for compensation or reimbursement as appropriate to reflect re-determinations of palmOne’s tax liability for periods during which palmOne joined in filing consolidated, combined or unitary tax returns with affiliated corporations.

Each member of a consolidated group for United States federal income tax purposes is jointly and severally liable for the group’s federal income tax liability. Accordingly, palmOne could be required to pay a deficiency in the group’s federal income tax liability for a period during which palmOne was a member of the group even if the Tax Sharing Agreement allocates that liability to 3Com or another member.

Effective as of the date of separation of palmOne from 3Com, subject to specified exceptions, palmOne and 3Com each released the other from any liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement.

Transactions with PalmSource

palmOne’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board of PalmSource. In December 2001, palmOne entered into a software license agreement with PalmSource which was amended and restated in June 2003. The agreement includes a minimum annual royalty and license commitment of $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006. Under the software license agreement, palmOne incurred expense of $11.8 million, $14.8 million, $18.7 million and $21.4 million during the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively.

Subsequent to the date of separation of PalmSource from palmOne, PalmSource will continue to pay palmOne for certain transitional services. During the three months ended November 30, 2003, palmOne recognized $0.2 million for these transitional services.

Upon the PalmSource distribution, palmOne contributed an additional $6.0 million of cash, forgave a $20.0 million intercompany note receivable and assigned $15.0 million of its convertible note to PalmSource.

A Tax Sharing Agreement allocates palmOne’s and PalmSource’s responsibilities for certain tax matters. PalmOne has the responsibility to prepare and file all consolidated tax returns for PalmSource through the date of distribution including final consolidated federal income tax returns of the group. PalmSource’s tax liability will generally be calculated as if PalmSource is a stand-alone corporation. Consistent with the stand-alone methodology, PalmSource will not receive any payments for use by palmOne of any PalmSource operating losses. To the extent those losses reduce PalmSource’s tax liability as a stand-alone corporation in a future period, any required payment to palmOne would be reduced.

PalmSource will indemnify palmOne for increases (as a result of an amended return or audit or other dispute) in PalmSource’s stand-alone income tax liability or other consolidated tax liability attributable to periods after December 3, 2001, for increases in certain non-income taxes (including payroll and employee withholding taxes) attributable to PalmSource’s business whether before or after December 3, 2001, and for transfer taxes, if any, incurred on the transfer of assets by palmOne to PalmSource. PalmSource will indemnify palmOne for any taxes resulting from an acquisition of PalmSource stock.

Other Transactions and Relationships

In fiscal year 2003, palmOne made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc., a company founded by Barry Cottle, the former Senior Vice President and Chief Internet Officer of palmOne until his employment with palmOne terminated in February 2002. This equity investment is included in other assets. palmOne paid $3.3 million, $0 million, $5.6 million and $0 million for products purchased under the product procurement agreement during the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively. These products were purchased by palmOne for resale.

palmOne purchased $0 million, $0.1 million, $0 million and $0.1 million during the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively, of products from SanDisk Corporation through a series of purchase orders and without further obligations on the part of palmOne. Judy Bruner, palmOne’s Senior Vice President and Chief Financial Officer, serves as a member of SanDisk’s Board of Directors.

In the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, palmOne purchased $0.1 million, $0.2 million, $0.1 million and $0.2 million, respectively, of software licenses and services from Kontiki, Inc. Michael Homer, a current member of palmOne’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of palmOne’s Board of Directors, is a partner at Benchmark Capital which owns more than 10% of the stock and has a partner, Kevin Harrey, on the Board of Directors of Kontiki, Inc.

palmOne recorded revenues of $2.1 million during the three months ended November 30, 2003 from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of palmOne’s Board of Directors, is the Senior Vice President, Group Technology and Innovation at France Telecom.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning palmOne’s expectations, beliefs and/or intentions regarding the following: (a) the costs and benefits of the PalmSource distribution and Handspring acquisition; (b) actions to reduce costs and palmOne’s ability to achieve savings resulting from restructuring; (c) the use of proceeds from the potential sale of securities under palmOne’s universal shelf registration statement; (d) the sufficiency of palmOne’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; (e) strategic alliances and the benefits of such strategic alliances; (f) the effects of changes in market interest rates; (g) investment activities, the value of investments and the use of palmOne’s financial instruments; (h) realization of, and actions which palmOne may implement to realize, the tax benefits associated with palmOne net operating loss carryforwards; (i) palmOne’s defenses to legal proceedings and litigation matters; (j) provisions in palmOne’s charter documents and Delaware law and the potential effects of a stockholder rights plan; (k) the development and introduction of new products and services; and (l) competitors and competition in the markets in which palmOne operates. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Business Environment and Risk Factors” section of this report. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

palmOne, Inc. is the leading global provider of handheld computing and communications devices.

palmOne was founded in 1992 as Palm Computing, Inc. It was acquired by U.S. Robotics Corporation in 1995 and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation acquired U.S. Robotics. In 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. and was reincorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of Palm common stock were sold in an initial public offering and concurrent private placements, and in July 2000, 3Com distributed the remaining shares of Palm common stock it owned, approximately 94% of Palm’s common stock then outstanding, to 3Com’s stockholders. In December 2001, Palm formed PalmSource, Inc., a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm’s stockholders formally approved a plan to spin-off the Company’s Palm operating system (“OS”) licensing and platform business through the distribution of all of the shares Palm owned of its majority-owned subsidiary, PalmSource, Inc. (“PalmSource”), and acquire Handspring, Inc. (“Handspring”). In preparation for the transaction, Palm, Inc. changed its name to palmOne, Inc. (“palmOne”). The Company completed the spin-off by issuing approximately 0.3098 of a share of PalmSource common stock for each share of Palm common stock outstanding as of October 28, 2003. The distribution of the shares of PalmSource common stock is intended to be tax-free to palmOne and to the Company’s stockholders. Immediately following the PalmSource distribution, palmOne acquired Handspring through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. In the Handspring acquisition, the stockholders of Handspring received 0.09 of a share of palmOne common stock for each share of Handspring common stock held (an aggregate of approximately 13.6 million shares of palmOne common stock). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in our condensed consolidated financial statements.

palmOne’s total revenue has grown from approximately $1 million in fiscal year 1995 to $837.6 million in fiscal year 2003. Substantially all of palmOne’s revenues to date have been generated from sales of its handheld devices and related add-ons and accessories. As of November 30, 2003, palmOne had shipped approximately 24.4 million devices.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in palmOne’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized when earned in accordance with applicable guidance and accounting standards, including Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld computing and communication devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Vendor specific objective evidence of the fair value of the elements contained in software application license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

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

We evaluate the recoverability of goodwill annually or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Results of Operations

Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on November 30.

The following table sets forth, for the periods indicated, the dollars and percentage of total revenues represented by the line items reflected in palmOne’s condensed consolidated statements of operations. These amounts reflect the reclassification of PalmSource operating results to discontinued operations as a result of the spin-off on October 28, 2003 (dollars and shares in thousands):

	Three Months Ended November 30,
	2003		2002
Revenues	$271,215	100.0%	$257,902	100.0%
Costs and operating expenses:
Cost of revenues (**)	197,739	72.9	187,632	72.8
Sales and marketing	43,709	16.1	40,805	15.8
Research and development	14,948	5.5	16,518	6.4
General and administrative	9,355	3.4	8,631	3.3
Amortization of intangible assets and stock-based compensation (*)	1,938	0.7	992	0.4
Restructuring charges	918	0.4	(2,023)	(0.8)

Total costs and operating expenses	268,607	99.0	252,555	97.9
Operating income	2,608	1.0	5,347	2.1
Interest and other income (expense), net	1,608	0.6	4,775	1.8

Income before income taxes	4,216	1.6	10,122	3.9
Income tax provision	1,584	0.6	601	0.2

Income from continuing operations	2,632	1.0	9,521	3.7
Loss from discontinued operations (net of taxes of $4 and $623, respectively)	(6,750)	(2.5)	(6,001)	(2.3)

Net income (loss)	$(4,118)	(1.5)%	$3,520	1.4%

Net income (loss) per share:
Basic:
Continuing operations	$0.07		$0.33
Discontinued operations	(0.18)		(0.21)

	$(0.11)		$0.12

Diluted:
Continuing operations	$0.07		$0.33
Discontinued operations	(0.18)		(0.21)

	$(0.11)		$0.12

Shares used in computing per share amounts:
Basic	36,696		29,046

Diluted	38,743		29,086

(*) Amortization of intangible assets and stock-based compensation:

Cost of revenues	$84	—%	$389	0.1%
Sales and marketing	1,599	0.6	190	0.1
Research and development	37	—	286	0.1
General and administrative	218	0.1	127	0.1

Total amortization of intangible assets and stock-based compensation	$1,938	0.7%	$992	0.4%

(**)	Cost of revenues excludes the applicable portion of amortization of intangible assets and stock-based compensation.

	Six Months Ended November 30,
	2003		2002
Revenues	$439,823	100.0%	$422,627	100.0%
Costs and operating expenses:
Cost of revenues (**)	318,963	72.5	314,638	74.4
Sales and marketing	78,287	17.8	81,329	19.2
Research and development	31,776	7.2	35,476	8.4
General and administrative	18,049	4.1	17,579	4.2
Amortization of intangible assets and stock-based compensation (*)	2,059	0.5	2,499	0.6
Restructuring charges	3,588	0.8	(2,604)	(0.6)

Total costs and operating expenses	452,722	102.9	448,917	106.2
Operating loss	(12,899)	(2.9)	(26,290)	(6.2)
Interest and other income (expense), net	1,451	0.3	4,983	1.2

Loss before income taxes	(11,448)	(2.6)	(21,307)	(5.0)
Income tax provision	2,782	0.6	220,445	52.2

Loss from continuing operations	(14,230)	(3.2)	(241,752)	(57.2)
Loss from discontinued operations (net of taxes of $252 and $905, respectively)	(11,634)	(2.7)	(13,473)	(3.2)

Net loss	$(25,864)	(5.9)%	$(255,225)	(60.4)%

Net loss per share:
Basic:
Continuing operations	$(0.43)		$(8.33)
Discontinued operations	(0.35)		(0.47)

	$(0.78)		$(8.80)

Diluted:
Continuing operations	$(0.43)		$(8.33)
Discontinued operations	(0.35)		(0.47)

	$(0.78)		$(8.80)

Shares used in computing per share amounts:
Basic	33,022		29,007

Diluted	33,022		29,007

(*) Amortization of intangible assets and stock-based compensation:

Cost of revenues	$88	—%	$775	0.2%
Sales and marketing	1,657	0.4	393	0.1
Research and development	64	—	1,062	0.3
General and administrative	250	0.1	269	—

Total amortization of intangible assets and stock-based compensation	$2,059	0.5%	$2,499	0.6%

(**) Cost of revenues excludes the applicable portion of amortization of intangible assets and stock-based compensation.

Revenues

We derive our revenues primarily from sales of our handheld computing and communications devices, add-ons and accessories as well as related services and software. Revenues for the three months ended November 30, 2003 were $271.2 million, an increase of $13.3 million or approximately 5% from revenues for the three months ended November 30, 2002. The increase in revenues was primarily driven by an increase in our average selling price. During the second quarter of fiscal year 2004, net units shipped were 1.414 million units at an average selling price of $172. During the second quarter of fiscal year 2003, net units shipped were 1.437 million units at an average selling price of $160. Although units shipped were down 1.6%, the average selling price was up approximately 7.5%. The increase in average selling price reflects the greater number of higher-end products sold during the quarter.

International revenues were approximately 42% of revenues for the three months ended November 30, 2003 compared to approximately 37% of revenues for the three months ended November 30, 2002. This 5% increase in total revenues consists of a 22% increase in international revenues offset by a 4% decrease in United States revenues. This 22% increase in international revenues is a result of a 31% increase in average selling prices from the sale of selling higher-end products, partially offset by a 7% decrease in units shipped. This 4% decrease in United States revenues is a result of a 7% decrease in average selling prices partially offset by a 3% increase in units shipped.

Revenues for the six months ended November 30, 2003 were $439.8 million, an increase of $17.2 million or approximately 4% from revenues for the six months ended November 30, 2002. The increase in revenues was primarily driven by an increase in our average selling price. During the six months ended November 30, 2003, net units shipped were 2.059 million units at an average selling price of $190. During the six months ended November 30, 2002, net units shipped were 2.256 million units at an average selling price of $163. Although units shipped were down 9%, the average selling price was up approximately 17%. The increase in average selling price reflects the greater number of higher-end products sold during the first half of fiscal year 2004.

International revenues were approximately 41% of revenues for the six months ended November 30, 2003 compared to approximately 36% of revenues for the six months ended November 30, 2002. This 4% increase in total revenues in the first half of fiscal year 2004, as compared to the comparable period in fiscal year 2003, consists of a 17% increase in international revenues offset by a 3% decrease in United States revenues. This 17% increase in international revenues is a result of a 27% increase in average selling prices, partially offset by a 7% decrease in units shipped. This 3% decrease in United States revenues is a result of a 9% decrease in units shipped partially offset by a 10% increase in average selling prices.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and stock-based compensation’ as shown in the results of operations table. ‘Total cost of revenues’ was $197.8 million and $188.0 million for the three months ended November 30, 2003 and 2002, respectively. ‘Total cost of revenues’ as a percentage of revenues was 72.9% for the second quarter of fiscal year 2004 compared to 72.9% for the same period in fiscal year 2003. ‘Cost of revenues’ primarily consists of costs to produce and deliver our devices, accessories and related services and represented 72.9% and 72.8% of revenues for the second quarter of fiscal year 2004 and 2003, respectively. The ‘Amortization of intangible assets and stock-based compensation’ applicable to cost of revenues decreased $0.3 million for the second quarter of fiscal year 2004 from $0.4 million for the second quarter of fiscal year 2003 due to lower stock-based compensation charges as the result of such charges becoming fully amortized, partially offset by the amortization of intangible assets resulting from the Handspring acquisition.

‘Total cost of revenues’ was $319.1 million and $315.4 million for the six months ended November 30, 2003 and 2002, respectively. ‘Total cost of revenues’ as a percentage of revenues was 72.5% for the six months ended November 30, 2003 compared to 74.6% for the same period in fiscal year 2003. ‘Cost of revenues’ represented 72.5% and 74.4% of revenues for the six months ended November 30, 2003 and 2002, respectively. The decrease in ‘Cost of revenues’ as a percentage of revenues was primarily due to a more favorable product mix partially due to selling a lower proportion of older products with lower margins and lower average selling prices during the period compared to the comparable period in the prior year. The ‘Amortization of intangible assets and stock-based compensation’ applicable to cost of revenues decreased $0.7 million for the six months ended November 30, 2003 compared to the six months ended November 30, 2002 due to lower stock-based compensation charges as the result of such charges becoming fully amortized, partially offset by the amortization of intangible assets resulting from the Handspring acquisition.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $43.7 million for the three months ended November 30, 2003 compared to $40.8 million for the three months ended November 30, 2002, an increase of $2.9 million or approximately 7%. Sales and marketing expenses as a percentage of revenues were 16.1% for the second quarter of fiscal year 2004 compared to 15.8% for the comparable period in fiscal year 2003. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars reflects increased spending related to marketing programs and promotions of approximately $5.0 million as a result of increased advertising and marketing development spending for our fall product launch and increased sales support costs of $0.6 million, consistent with our increased revenue. The cost increases were partially offset by decreased consulting expenses of approximately $1.7 million and personnel and related costs of approximately $1.0 million, primarily due to restructuring actions initiated to align our cost structure with our business operations.

Sales and marketing expenses were $78.3 million for the six months ended November 30, 2003 compared to $81.3 million for the six months ended November 30, 2002, a decrease of $3.0 million or approximately 4%. Sales and marketing expenses as a percentage of revenues were 17.8% for the first half of fiscal year 2004 compared to 19.2% for the comparable period in fiscal year 2003. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars reflects decreased personnel and related costs of approximately $2.0 million, decreased consulting expenses of approximately $1.7 million and facilities and related costs of $0.7 million primarily due to restructuring actions initiated to align our cost structure with our business operations. These decreases were partially offset by increased spending related to marketing programs and promotions of approximately $1.0 million as a result of increased advertising and marketing development for our fall product launch and increased sales support costs of $0.6 million, consistent with our increased revenue.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and related information technology and facilities costs. Research and development expenses were $14.9 million for the three months ended November 30, 2003 compared to $16.5 million for the three months ended November 30, 2002, a decrease of $1.6 million or approximately 10%. Research and development expenses as a percentage of revenues were 5.5% for the second quarter of fiscal year 2004 compared to 6.4% for the comparable period in fiscal year 2003. The decrease in research and development expenses as a percentage of revenues and in absolute dollars is primarily due to restructuring actions, including termination of a wireless development project in anticipation of the Handspring acquisition, as well as previous restructuring actions initiated to align our cost structure with our business operations.

Research and development expenses were $31.8 million for the six months ended November 30, 2003 compared to $35.5 million for the six months ended November 30, 2002, a decrease of $3.7 million or approximately 10%. Research and development expenses as a percentage of revenues were 7.2% for the first half of fiscal year 2004 compared to 8.4% for the comparable period in fiscal year 2003. The decrease in research and development expenses as a percentage of revenue and in absolute dollars is primarily due to restructuring actions, including termination of a wireless development project in anticipation of the Handspring acquisition, as well as previous restructuring actions initiated to align our cost structure with our business operations.

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and related information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $9.4 million for the three months ended November 30, 2003 compared to $8.6 million for the three months ended November 30, 2002, an increase of $0.8 million or approximately 8%. General and administrative expenses as a percentage of revenues were 3.4% for the second quarter of fiscal year 2004 compared to 3.3% for the comparable period in fiscal year 2003. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to increased professional services expenses of $0.5 million related to acquisition integration activities and ongoing litigation and due to an increase in our provision for doubtful accounts of $0.5 million related to specifically identified accounts and the overall higher balance of gross accounts receivable. These increases were partially offset by lower employee related costs of $0.3 million resulting from restructuring actions initiated to align our cost structure with our business operations.

General and administrative expenses were $18.0 million for the six months ended November 30, 2003 compared to $17.6 million for the six months ended November 30, 2002, an increase of $0.4 million or approximately 3%. General and administrative expenses as a percentage of revenues were 4.1% for the first half of fiscal year 2004 compared to 4.2% for the comparable period in fiscal year 2003. The decrease as a percentage of revenues was primarily the result of the increase in revenues during the six months ended November 30, 2003 compared to the six months ended November 30, 2002. The increase in general and administrative expenses in absolute dollars was primarily due to an increase in our provision for doubtful accounts of $1.5 million related to specifically identified accounts and the overall higher balance of gross accounts receivable which was partially offset by lower employee related costs of $0.8 million resulting from restructuring actions initiated to align our cost structure with our business operations and by reduced facilities and other operating costs of $0.2 million resulting from cost reduction activities.

Amortization of Intangible Assets and Stock-Based Compensation

Amortization of intangible assets and stock-based compensation was $1.9 million for the three months ended November 30, 2003 compared to $1.0 million for the three months ended November 30, 2002, an increase of $0.9 million. The acquisition of Handspring as of October 29, 2003 resulted in the recording of certain intangible assets and stock-based compensation for which $1.8 million of amortization was included in the three months ended November 30, 2003. Amortization of intangible assets for the three months ended November 30, 2002 was $0.3 million which related to certain intangible assets that became fully amortized or were fully impaired during the fiscal year ended May 31, 2003. Amortization of stock-based compensation not related to the Handspring acquisition decreased $0.6 million primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Amortization of intangible assets and stock-based compensation was $2.1 million for the six months ended November 30, 2003 compared to $2.5 million for the six months ended November 30, 2002, a decrease of $0.4 million. The acquisition of Handspring as of October 29, 2003 resulted in the recording of certain intangible assets and stock-based compensation for which $1.8 million of amortization was included in the six months ended November 30, 2003. Amortization of intangible assets for the six months ended November 30, 2002 was $1.1 million which related to certain intangible assets that became fully amortized or were fully impaired during the fiscal year ended May 31, 2003. Amortization of stock-based compensation not related to the Handspring acquisition decreased $1.1 million primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Restructuring Charges

Restructuring charges of $0.9 million recorded during the second quarter of fiscal year 2004 consist of a $1.2 million charge related to the restructuring actions taken during the first quarter of fiscal year 2004 less $0.3 million of net adjustments related to the restructuring actions taken in prior fiscal years:

•	The first quarter of fiscal year 2004 restructuring actions included workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service during the first quarter of fiscal year 2004 and canceled projects related to the implementation of a series of actions to adjust our business consistent with our future wireless plans. As of November 30, 2003, approximately 40 regular employees have been terminated as a result of this restructuring.

•	The third quarter of fiscal year 2003 restructuring actions included workforce reductions, primarily in the United States, of approximately 140 employees, facilities and property and equipment disposed of or removed from service during the third quarter of fiscal year 2003 and canceled programs related to a series of actions to better align our expense structure with our revenues. As of November 30, 2003, substantially all of these headcount reductions have been completed.

Restructuring adjustments of $2.0 million reduced expenses during the second quarter of fiscal year 2003 and consisted of $1.2 million of adjustments related to the restructuring actions taken during the second quarter of fiscal year 2002 and $0.8 million of adjustments related to the restructuring actions taken during the fourth quarter of fiscal year 2002. These adjustments reduced the related restructuring accruals due to changes in the estimated costs of certain restructuring actions and final disposition of certain restructuring activities.

Restructuring charges of $3.6 million recorded during the first half of fiscal year 2004 consist of $3.9 million of charges related to the restructuring actions initiated during the first quarter of fiscal year 2004 offset by $0.3 million of adjustments related to the restructuring actions taken during the third quarter of fiscal year 2003.

Restructuring adjustments of $2.6 million recorded during the first half of fiscal year 2003 related to reductions of restructuring accruals due to changes in the estimated costs of certain restructuring actions and final disposition of certain restructuring activities. These reductions consisted of $1.5 million of adjustments related to the second quarter of fiscal year 2002 restructuring actions, $0.8 million of adjustments related to the fourth quarter of fiscal year 2002 restructuring actions and $0.3 million of adjustments related to the fourth quarter of fiscal year 2001 restructuring actions.

These restructuring actions are substantially complete as of the end of the second quarter of fiscal year 2004, except for remaining contractual payments for excess facilities and project termination fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $1.6 million for the three months ended November 30, 2003 compared to $4.8 million for the three months ended November 30, 2002. Interest and other income for the second quarter of fiscal year 2004 primarily consisted of $0.6 million of interest income on our cash balances and $2.2 million of proceeds from reimbursement for a legal settlement, offset by $1.2 million interest expense and bank and other charges. Interest and other income for the second quarter of fiscal year 2003 primarily consisted of $1.1 million of interest income on our cash balances and $5.0 million of insurance proceeds from a partial insurance settlement of a business interruption claim, offset by $1.5 million of interest expense and bank and other charges. Interest income decreased primarily as the result of lower cash balances and reduced interest rates on our investments. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Interest and other income (expense), on a net basis, was $1.5 million for the six months ended November 30, 2003 compared to $5.0 million for the six months ended November 30, 2002. Interest and other income for the first half of fiscal year 2004 primarily consisted of $1.3 million of interest income on our cash balances and $2.2 million of proceeds from reimbursement for a legal settlement, offset by $2.1 million interest expense and bank and other charges. Interest and other income for the first half of fiscal year 2003 primarily consisted of $2.3 million of interest income on our cash balances and $6.3 million of insurance proceeds from a partial insurance settlement of a business interruption claim, offset by $3.8 million of interest expense and bank and other charges. Interest income decreased primarily as the result of lower cash balances and reduced interest rates on our investments. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Loss from Discontinued Operations

Loss from discontinued operations was $6.8 million and $6.0 million for the three months ended November 30, 2003 and 2002, respectively, and $11.6 million and $13.5 million for the six months ended November 30, 2003 and 2002, respectively. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date and the historical consolidated separation costs incurred to affect the PalmSource distribution. Loss from PalmSource operations was $3.5 million and $3.6 million for the three months ended November 30, 2003 and 2002, respectively, and $6.4 million and $9.7 million for the six months ended November 30, 2003 and 2002, respectively. Historical consolidated separation costs were $3.3 million and $2.4 million for the three months ended November 30, 2003 and 2002, respectively, and $5.2 million and $3.8 million for the six months ended November 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2003 were $218.2 million, compared to $205.0 million at May 31, 2003. The increase of $13.2 million in cash and cash equivalents was primarily attributable to proceeds of approximately $37.0 million from the issuance of common stock to institutional investors under our universal shelf registration statement, $10.6 million from employee stock plans and $16.1 million from the Handspring acquisition, partially offset by $6.0 million in cash paid to PalmSource as a result of the distribution, cash used in operating activities of $40.1 million and cash used for purchase of property and equipment of $3.5 million. Cash used in operating activities consisted primarily of the net loss from continuing operations of $14.2 million reduced by non-cash charges of $13.4 million and a net $39.3 million use of cash related to the changes in assets and liabilities, net of the effect of the business combination.

Net accounts receivable were $153.0 million at November 30, 2003, an increase of $56.2 million or 58% from $96.8 million at May 31, 2003. The increase in net accounts receivable was due to an increase in revenues of approximately $54.1 million in the second quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003 and an increase in days sales outstanding of receivables (“DSO”) to 51 days at November 30, 2003 compared to 40 days at May 31, 2003. The increase in DSO at November 30, 2003 compared to May 31, 2003 is primarily attributable to a higher percentage of the quarter’s revenues occurring in the last month of the quarter.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of November 30, 2003 (in thousands):

	Six Months Ending May 31, 2004	Year Ending May 31,
		2005	2006	2007	2008	Thereafter
Operating lease commitments	$6,414	$11,207	$7,226	$5,844	$5,891	$17,619
Capital lease commitments	445	149	—	—	—	—
Long-term convertible note	—	—	—	35,000	—	—
Other debt obligations	1,400	800	800	800	533	—
Minimum purchase commitments:
Minimum commitment to third party	4,900	—	—	—	—	—
Patent and license	2,400	2,700	—	—	—	—
Software license with PalmSource	37,500	39,000	41,000	42,500	—	—

Total contractual commitments	$53,059	$53,856	$49,026	$84,144	$6,424	$17,619

palmOne facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, palmOne issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution, the note was divided into two, a portion retained by palmOne and the remainder assumed by PalmSource. palmOne’s note was issued in the principal amount of $35.0 million. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into common stock at an effective conversion price of $64.60 per share. palmOne may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event palmOne distributes significant assets, palmOne may be required to repay a portion of the note. The PalmSource distribution did not represent a significant distribution of assets under terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In connection with the Handspring acquisition, palmOne assumed two promissory notes with the remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. In addition, palmOne assumed a $1.0 million obligation under an amended and restated facility lease which is due and payable in January 2004.

palmOne has a minimum purchase commitment with a third party vendor under which it could be liable for payments of up to a maximum of $4.9 million during calendar year 2003.

palmOne has patent and license agreements with a third party vendor under which palmOne is committed to pay $2.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants the Company certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of November 30, 2003, palmOne’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of palmOne products of approximately $148.7 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank (“SVB”). The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.0% at November 30, 2003) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.92% at November 30, 2003). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of November 30, 2003 palmOne had used its credit line to support the issuance of letters of credit of $8.5 million.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. During August 2003, we sold 2.4 million shares of palmOne common stock under the shelf registration statement to institutional investors for net proceeds of approximately $37.0 million.

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All such gains (losses), $(0.2) million, $(0.0) million, $(0.1) million and $(0.6) million for the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively, are included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. The net cash used in operating activities during the second quarter of fiscal year 2004 was approximately $29.2 million. We anticipate our November 30, 2003 cash and cash equivalents balance of $218.2 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

Stock Option Information

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to productivity and all of our employees participate in the program. The program consists of two plans: one stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants; and a second stock option plan under which options to purchase common stock may be granted to non-employee members of the Board of Directors. Option vesting periods typically range from one to four years. On October 15, 2002, palmOne effected a 1-for-20 reverse stock split. All share information reflects this reverse stock split.

See the “Report Of The Compensation Committee Of The Board of Directors On Executive Compensation” appearing in our joint proxy statement/prospectus dated September 26, 2003 for further information concerning the policies and procedures of palmOne and the Compensation Committee regarding the use of stock options.

The following table provides information about stock options granted for fiscal year-to-date 2004, fiscal year 2003 and fiscal year 2002 for certain executive officers. For fiscal year-to-date 2004, the stock option data is for our current and former Chief Executive Officers and the four individuals who are expected to be the most highly compensated individuals in fiscal year 2004 and who are currently serving as executive officers of palmOne. For fiscal years 2003 and 2002, the stock option data relates to the named executive officers in the executive compensation table of the Proxy Statement for the respective fiscal year.

Employee and Named Executive Officer Option Grants

	2004 YTD	2003	2002
Net grants during the period as a % of outstanding shares	9.1%	5.9%	2.1%
Grants to top five executive officers during the period as a % of total options granted	9.4%	7.6%	15.9%
Grants to top five executive officers during the period as a % of outstanding shares	1.2%	0.7%	0.9%
Cumulative options held by named executive officers as a % of total options outstanding	13.6%	13.5%	11.4%

During the six months ended November 30, 2003, we granted options to purchase approximately 3.8 million shares of palmOne common stock and assumed 1.8 million granted and outstanding options in connection with the Handspring acquisition. Options to purchase approximately 1.4 million shares of palmOne common stock were forfeited. The net grants exclusive of options assumed in the Handspring acquisition represented 8.1% of shares outstanding at the beginning of this fiscal year.

Activity under all stock option plans

	Six Months Ended November 30, 2003		Year Ended May 31, 2003 (2)
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Shares in thousands)
Outstanding, beginning of period	5,783	$76.92	3,331	$167.29
Granted (1)	5,641	$12.42	3,773	$9.80
Exercised	(954)	$10.05	(26)	$9.05
Cancelled	(1,441)	$83.80	(1,295)	$115.15

Outstanding, end of period	9,029	$42.59	5,783	$76.92

(1)	Consists of 3.8 million options granted to palmOne employees and directors and 1.8 million granted options assumed in the Handspring acquisition.

(2)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted and restated to preserve the intrinsic value.

In-the-Money and Out-of-the-Money Option Information

As of November 30, 2003

	Exercisable		Unexercisable		Total
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(Shares in thousands)
In-the-Money	1,675	$7.38	4,536	$10.61	6,211	$9.74
Out-of-the-Money (1)	1,967	$139.39	851	$58.49	2,818	$114.95

Total Options Outstanding	3,642	$78.68	5,387	$18.18	9,029	$42.59

(1)	Out-of-the money options are those options with an exercise price equal to or greater than the closing price of $14.97 per share at the end of the quarter.

Option Exercises of Named Executive Officers (1)

	Six Months Ended November 30, 2003		Number of Shares Underlying Unexercised Options at November 30, 2003		Value of Unexercised In- the-Money Options at November 30, 2003 (2)
Name	Number of Shares Acquired on Exercise	Dollar Gain Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
R. Todd Bradley	—	$—	112,825	320,863	$274,103	$1,091,694
Eric A. Benhamou	—	$—	163,200	40,740	$561,717	$—
Judy Bruner	—	$—	86,738	115,002	$105,829	$322,025
Angel Mendez	24,191	$205,728	16,464	118,841	$16,988	$472,727
Ken Wirt	7,168	$62,323	34,982	113,762	$98,139	$447,950
Mary Doyle	—	$—	3,584	96,773	$13,512	$616,014

(1)	This list represents our current and former Chief Executive Officers and the four individuals who are expected to be the most highly compensated individuals for fiscal year 2004 and who are currently serving as executive officers of palmOne.

(2)	Based on a fair market value of $14.97 per share as of November 30, 2003, the closing sale price per share of palmOne’s common stock on that date as reported on the Nasdaq National Market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of November 30, 2003:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,312,650	(3)	$49.55	2,250,901	(1)(2)
Equity compensation plans not approved by security holders	—		—	—

Total	7,312,650		$49.55	2,250,901

(1)	This number of shares includes approximately 1.8 million shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”), 0.4 million shares of our common stock reserved for future issuance under our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) and 0.1 million shares of our common stock reserved for future issuance under our Non-Employee Director Stock Option Plan.

(2)	Our 1999 Stock Plan also provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount as may be determined by our Board of Directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to the lesser of 2% of the outstanding shares of our common stock on such date, 500,000 shares or the amount determined by our Board of Directors.

(3)	This number of shares does not include outstanding options to purchase 1,716,686 shares of our common stock assumed through various mergers and acquisitions. At November 30, 2003, these assumed options had a weighted average exercise price of $12.92 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of palmOne common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of palmOne common stock under these plans to the extent such shares are necessary to effect the adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as a result of the PalmSource distribution.

Business Environment and Risk Factors

You should carefully consider the risks described below and the other information in this Form 10-Q. The risks and uncertainties described below are not the only ones facing palmOne, and there may be additional risks that we do not presently know of or that we currently deem immaterial. The business, results of operations or financial condition of palmOne could be seriously harmed if any of these risks materialize. The trading price of shares of palmOne common stock may also decline due to any of these risks.

Risks Related to Our Business

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

Our operating results are difficult to predict. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	changes in consumer and enterprise spending levels;

•	changes in general economic conditions and specific market conditions;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	price and product competition from other handheld devices or other devices with similar functionality;

•	seasonality of demand for our products and services;

•	variations in product costs or the mix of products sold;

•	quality issues with our products;

•	changes in terms, pricing or promotional programs;

•	competition for consumer discretionary spending by other products;

•	loss of key distributors or other channel customers;

•	inability of our third party manufacturers or suppliers to produce sufficient quantities of quality products or product components on time;

•	inability to add or replace third party manufacturers or suppliers in a timely manner;

•	failure to achieve targeted product cost reductions and operating expense reductions;

•	the timely introduction and market acceptance of new products and services;

•	excess inventory or insufficient inventory to meet demand; and

•	litigation brought against us.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition.

As we build strategic relationships with wireless carriers, we will be exposed to significant fluctuations in revenue for our smartphone products.

Because of their large sales channels, strategic carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending upon customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with new and existing strategic partners, our smartphone revenue will be subject to fluctuation based upon the timing of carrier product launches as well as customer demand and carrier inventory requirements.

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

Wireless carriers significantly affect the ability of smartphone providers such as us to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. In addition, we are required to certify our wireless products with the wireless carriers for use on their networks. The certification process can be time consuming and affect our ability to timely deliver products to customers.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers demand, possible product and technology defects arising from the integration of new technology, and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business and financial results.

If we do not deliver the wireless functionality and solutions that the market desires or if our wireless products do not meet wireless carrier and governmental or regulatory certification requirements, our results of operations could suffer.

We must continue to develop solutions to compete in the evolving wireless space, which includes solutions for Wide Area Network, or WAN, with carriers, Local Area Network with 802.11 or similar technology and Personal Area Network with Bluetooth or similar technology. The success of these products is in part based upon the broader adoption of the underlying wireless technology and because the wireless market is still evolving, we cannot be assured which wireless technologies will be broadly adopted. While we currently have offerings in each of these areas, we cannot assure you that there will be demand for our wireless solutions or that individuals will widely adopt our handheld devices as a means of accessing wireless services. For most of our wireless solutions, we are reliant on pricing plans put into effect by wireless carriers. If wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

Furthermore, wireless products are subject to lengthy certification processes with wireless carriers and governmental or regulatory authorities. These certification requirements could delay the offering of our wireless device products on additional carrier networks and delay the introduction of future wireless products.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld or smartphone devices and our cost of revenues could be adversely impacted.

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

We rely on the prospects and growth of the handheld computing and communications industry and insufficient growth or declines in this industry could adversely affect our revenues and results of operations.

While we are a leader in the handheld computing and communications industry, we still depend heavily on the prospects and growth of that market for our sales volume. Over the last several years, we have seen year-over-year declines in the volume of traditional handheld devices sold during a given quarter in the handheld device industry. We cannot assure you that our industry will not continue to experience year-over-year, or even quarter-over-quarter, declines in the volume of traditional handheld units sold during a given quarter or that the average selling prices of our handheld devices will increase sufficiently to offset any decline in the volume of units sold. Such declines could adversely affect our revenues and results of operation.

Our historical financial information may not be reliable as an indicator of future results. In addition, charges to earnings resulting from the application of the purchase method of accounting may adversely affect our results of operations and the market value of our common stock.

The historical financial information for palmOne does not necessarily reflect what palmOne’s financial position, results of operations and cash flows would have been had the PalmSource business not been a part of Palm during historical periods which include PalmSource’s discontinued operations. The results of operations and financial position of PalmSource were carved out of the historical results of operations of Palm and are not necessarily indicative of what each business would have represented as separate stand-alone companies. In addition, in accordance with United States generally accepted accounting principles, we accounted for the acquisition of Handspring using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price to Handspring’s net tangible assets and amortizable intangible assets, based on their fair values as of the effective date of the acquisition of Handspring, and recorded the excess of the purchase price over those fair values as goodwill. We will incur depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition of Handspring which will have an adverse effect on our results of operations. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations, which could adversely affect the market value of our common stock.

We are primarily a device solutions company and do not have the diversification that we had prior to spinning off PalmSource’s operating system and software business.

We develop, market and sell handheld computing devices, smartphones, add-ons and accessories as well as related services and software. The business of developing and licensing operating system software, personal information management software and software development tools exists in PalmSource, which is now an independent public company outside of our control. While we are not precluded from re-entering the operating system and software licensing markets, we currently have no plans or intentions of doing so. As a result, we lack the diversification that PalmSource provided and are more dependent on the hardware side of the mobile device industry and its fluctuations, and our stock price is subject to greater volatility.

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

Our device products are currently manufactured by our third party manufacturers at their international facilities, which are located primarily in China and Mexico. In addition, we have entered into an agreement with a third party manufacturer to manufacture and sell our handheld device products in Brazil. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld devices. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively impacted. For example, an outbreak of Severe Acute Respiratory Syndrome (SARS) in China could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, our revenues, or cost of revenues and results of operations, could be negatively impacted.

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

We outsource most of the warranty support, product repair and technical services for our products to third party providers. We depend on their expertise and we rely on them to provide satisfactory levels of service. If our third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and revenues could suffer. We are currently in the process of transitioning a portion of our customer and product support to a new third party provider and if this transition is not completed in a timely and seamless manner, the satisfaction of our customers and our results of operations could suffer.

As a result of the Handspring acquisition, we may choose to rationalize third party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and revenues and our results of operations could be adversely impacted.

Our contract distribution facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter. As a result of economic conditions or other factors, our distribution facility providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. In addition, we do not have contracts with all of our third party distribution providers. The absence of agreements means that, with little or no notice, these distribution facility providers could refuse to continue to provide warehouse and distribution services for all or some of our devices or change the terms under which they provide such services. Any disruption of distribution facility services could have a negative impact on our revenues and results of operations. For example, our largest distribution facility provider, servicing all of the United States and Canada and most of Latin America, recently closed the warehouse and distribution facility that we previously utilized and transitioned services to another facility. Any interruption or delay in delivery of our products could have a significant, adverse impact on our market share, revenues, results of operations and financial condition.

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

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology, and our production or reputation could be seriously harmed if these suppliers were unable or unwilling to timely meet our demand or technical requirements on a cost effective basis.

Our device products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

Some components, such as displays and certain integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers, one of which is also a competitor of ours in certain markets. Alternative sources are not always available or may be financially prohibitive. If suppliers were unable or unwilling to meet our demand for sole source components and if we are unable to obtain an alternative source or if the price for an alternative source is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing device and smartphone products will be seriously harmed.

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

Our product strategy is substantially dependent on the Palm OS, and PalmSource, the owner of Palm OS, is now an independent public company no longer under our control. We will not benefit from any previous synergies or shared resources. Our relationship with PalmSource may also have an adverse impact on the willingness of third parties to do business with us.

We have a license agreement with PalmSource, which extends through December 2006. Our license of the Palm OS from PalmSource is critical to the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources. We currently rely exclusively on PalmSource to provide the operating system for all of our handheld and smartphone products. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to supply a competitive platform or an unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource regardless of the volume of devices we sell containing the Palm OS. Our business could be seriously harmed if:

•	we were to breach the license agreement and PalmSource terminated the license;

•	PalmSource were to be acquired and the acquiring company was not as strategically aligned with us as PalmSource;

•	PalmSource does not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform; or

•	we were to develop devices on alternative OS platforms, yet still owe PalmSource minimum royalties.

Our business would be harmed if PalmSource were not able to successfully implement its business strategy or is otherwise unsuccessful as a stand-alone company. In addition, we cannot assure you that PalmSource will remain an independent public company now that the distribution has occurred. While our software license agreement with PalmSource includes certain protections for us if PalmSource is acquired, this protection may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.

Given our historical and ongoing relationships with PalmSource, other operating system companies may decline to do business with us or may do business with us on less favorable terms, which could adversely affect our business and results of operations.

Other than restrictions on the use of certain trademarks and domain names, nothing prohibits palmOne from competing with PalmSource or offering products based on a competing operating system, and, other than the restrictions on the use of certain trademarks and domain names, nothing prohibits PalmSource from competing with palmOne or offering PalmSource’s operating system to competitors of palmOne. palmOne and PalmSource may not be able to resolve any potential conflicts that may arise between us, which may damage our relationship with PalmSource.

palmOne is a defendant in several intellectual property lawsuits involving the Palm OS. Although PalmSource generally indemnifies us for damages arising from such lawsuits, other than with respect to the litigation with Xerox, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource, we could still be adversely affected by a determination adverse to PalmSource as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or failure of PalmSource to adequately indemnify us.

We rely on wireless carriers, distributors, retailers and resellers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices.

Our wireless carriers, distributors, retailers and resellers sell products offered by our competitors. If our competitors offer our wireless carriers, distributors, retailers and resellers more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain channel customers could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. For example, we were recently notified by one of our significant retail customers that it plans to de-emphasize handheld organizer devices. If we are unable to maintain successful relationships with carriers, distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, our wireless carriers, distributors, retailers or resellers could modify their business practices, such as payment terms or inventory levels. Unexpected changes in return requests, inventory levels, payment terms or other practices by our channel customers could negatively impact our revenues or our financial condition.

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-user customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-user customers from our palmOne.com web site and our Palm cafes. These varied sales channels could cause conflict among our channels of distribution, which could harm our revenues and results of operations.

We rely on third parties to manage and operate our e-commerce web store, and disruption to this channel could adversely affect our revenues and results of operations.

We outsource the operations of our e-commerce web store to third parties. We depend on their expertise and rely on them to provide satisfactory levels of service. If these third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our e-commerce web store and revenues could suffer. If these third parties were to stop providing these services, we may be unable to replace them on a timely basis and our e-commerce web store and results of operations could be harmed. In addition, if these third parties were to change the terms under which they provide these services, our selling costs could increase.

We are highly dependent on wireless carriers for the success of our wireless handheld and smartphone products.

The success of our smartphones and wireless business strategy is highly dependent on our ability to establish new relationships and build on our existing relationships with strategic domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our smartphones. Factors that are largely within the control of wireless carriers but which are important to the success of our smartphones, include:

•	the wireless carriers’ interest in testing our smartphones on their networks;

•	the quality and coverage area of voice and data services offered by the wireless carriers for use with our smartphones;

•	the degree to which wireless carriers will facilitate the successful introduction of our smartphones and actively promote, distribute and resell our smartphones;

•	the extent to which wireless carriers will require specific hardware and software features on our smartphones to be used on their networks;

•	the timely build out of advanced wireless carrier networks such as Universal Mobile Telecommunications System (“UMTS”) and Evolution Data Only (“EVDO”), which are expected to enhance the user experience for email and other services through higher speed and “always on” functionality;

•	the conditions imposed on us in our agreements with wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some markets;

•	the wireless carriers’ pricing requirements and subsidy programs; and

•	the pricing and terms of voice and data rate plans that the wireless carriers will offer for use with our smartphones.

For example, flat data rate pricing plans offered by some wireless carriers may expose us to risk. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of our smartphones, such plans may not allow our smartphones to contribute as much average revenue per user (ARPU) to wireless carriers as when they are priced incrementally, and therefore reduces our differentiation from other products. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

The amount of future wireless carrier subsidies is uncertain, and wireless carriers are free to lower or reduce their subsidies with little or no notice to us.

When we sell our wireless products on our own website, we sometimes have the opportunity to earn subsidies from wireless carriers if the customer also purchases a voice or data plan from the wireless carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, wireless carriers that currently provide palmOne with subsidies may reduce or discontinue these subsidies with little or no notice. While we believe wireless carriers will continue to offer subsidies to palmOne, if these subsidies were reduced or eliminated the gross margins for the affected products sold through our web site would decline and we would be more limited in our ability to sell at prices that are attractive to cost sensitive consumers.

More broadly, if carriers move away from subsidizing the purchase of wireless devices, this could significantly reduce the sales or growth rate of sales of wireless devices. This could have an adverse impact on our revenues and our results of operations.

We have limited use and control of the Palm and palmOne brands following the PalmSource distribution, which could adversely affect our revenues and results of operations.

We believe that the Palm brand is a valuable asset. Prior to the PalmSource distribution, all Palm and PalmSource trade names, trademarks, service marks and domain names containing the word or letter string “palm” were assigned to the Palm Trademark Holding Company, LLC, a holding company owned by palmOne and PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Following the PalmSource distribution, we changed our branding strategy and corporate name to palmOne and Nasdaq ticker symbol to “PLMO”. While we will continue to use elements of the Palm brand pursuant to a trademark license from the holding company, we will have limited use of the Palm and Palm related brands and we cannot assure you that these changes will not have an adverse impact on our business. If we develop a product based on an OS platform other than the Palm OS, we would not be able to use the word or letter string “palm” in the branding of that product. In addition, if we are unable in the future to license the Palm-related trademarks, service marks, domain names and trade names from the Palm Trademark Holding Company, LLC, or if the holding company fails to enforce its intellectual property rights in them successfully, our competitive position could suffer, which could harm our business.

Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products if these claims are successful.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to wireless communicators, we have received, and expect to continue to receive, communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we or our customers are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual properly rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in our markets. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against development and sale or our products.

If we are unsuccessful in our litigation with Xerox, our business, results of operations and financial condition could be significantly harmed.

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

We cannot assure you that Palm will be successful in the litigation. If we are not successful, we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. Accordingly, if Xerox is successful, our business, results of operations and financial condition could be significantly harmed and we may be rendered insolvent. In addition, Xerox might again seek an injunction preventing us or Palm OS licensees from offering products with Palm OS with Graffiti handwriting recognition software. We have largely transitioned our products to a handwriting recognition software, as well as to physical keyboards, that does not use Graffiti.

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

Our handheld and smartphone devices may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs and warranty claims, and litigation.

Our devices are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required by law in some countries to provide a two-year warranty for certain defects. We must develop our hardware and software application products quickly to keep pace with the rapidly changing handheld market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. We invested significantly in the acquisition of Handspring which recently introduced the Treo 600 smartphone. We believe that the Treo 600 is critical to our success in the smartphone device business and our overall future success, but it is still a new and uncertain product. Our products, including the Treo 600, may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, revenues, cost of revenues and financial condition.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share, and our results of operations and financial condition would suffer.

We compete in the handheld and smartphone device markets. The market for these products and services are highly competitive, and we expect increased competition in the future, particularly as companies from various established industry segments, such as mobile handset, personal computer and consumer electronics, increasingly develop and market products that compete with us. Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets. In addition, many of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products. They may also be better able to withstand lower prices in order to gain market share at our expense. Finally, these competitors bring with them customer loyalties, and such loyalties may limit our ability to attract new users despite superior product offerings.

Our devices compete with a variety of mobile computing products. Our principal competitors include:

•	personal computer companies which also develop and sell handheld computing products, such as Acer, Dell, Hewlett-Packard and Toshiba;

•	consumer electronics companies which also develop and sell handheld computing products, such as Apple, Casio, Sharp and Sony;

•	Research In Motion Limited (“RIM”), a leading provider of wireless email, instant messaging and Internet connectivity;

•	mobile handset manufacturers which also develop and sell wireless handheld and smartphone products such as Audiovox, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung, Sanyo and Sony-Ericsson; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Tapwave.

Some competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products, which could negatively affect our revenues, sales and marketing expenses and financial condition.

A number of our competitors may have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, revenues, sales and marketing expenses and financial condition.

The separation of the PalmSource business into an independent company may result in more competition for our handheld and smartphone devices as PalmSource may license the Palm OS to companies who compete directly or indirectly with us. For example, PalmSource has a license agreement with Sony and has signed Palm OS license agreements with HuneTech, Lenovo (formerly known as Legend) and Group Sense (International) Limited, located in the Asia Pacific region. Increased competition from licensees of the Palm OS platform could negatively impact our revenues, gross margins and results of operations.

Successful new product introductions or enhancements by our competitors, emphasis on or failure to emphasize or compete in a particular market niche or participate in cross industry synergies or increased market acceptance of competing products could reduce the sales and market acceptance of our products, cause us to lose or fail to capture important carrier, retailer, reseller or other distributor or user segments, cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Economic conditions and increased competition could lead to reduced demand for our products.

The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Economic conditions have created a challenging environment in the personal digital assistant market which experienced a decline in unit shipments and value of shipments from calendar year 2001 to 2002, according to IDC, declining average selling prices and increased competition. If conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products that could negatively affect our operating results. This is particularly true with respect to a number of our premium products as they typically carry a list price in excess of $300 and therefore are expensive purchases for many consumers and enterprises.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or additional industry expertise. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities. Acquisitions can also lead to large non-cash charges that can have a material adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred compensation. In addition, we have made strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position.

Although we expect that our acquisition of Handspring will result in benefits, we may not realize those benefits because of integration and other challenges.

Our failure to meet the challenges involved in successfully integrating the operations of Handspring or to realize any of the anticipated benefits of the acquisition of Handspring, including the anticipated annual cost savings of approximately $25 million from improved operating efficiencies, could seriously harm our results of operations. Realizing the benefits of the transaction will depend in part on the integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business. The challenges involved in this integration include the following:

•	retaining key employees, and their technical expertise and customer relationships, and maintaining employee morale for both employees of our historical business and employees from Handspring;

•	overcoming any perceived adverse changes in business focus, including demonstrating to our customers that the acquisition of Handspring will not result in adverse changes in customer service standards or business focus and helping customers conduct business easily with palmOne;

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•	combining product offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of palmOne;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	balancing investment between our traditional handheld solutions and the smartphone solutions acquired from Handspring;

•	preserving distribution, manufacturing, supplier, marketing and other important relationships of both our historical business and Handspring and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention away from regular business responsibilities and ongoing business concerns due to their integration activities;

•	overcoming potential incompatibility of the business cultures of our historical business and Handspring; and

•	coordinating and combining foreign operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

Failure to successfully integrate Handspring or to realize the anticipated benefits and synergies of the acquisition could seriously harm our results of operations and future business prospects.

We need to obtain third-party consents for certain agreements Handspring had with third parties as a result of the acquisition of Handspring, and, if we cannot obtain these consents, we may not be able to maintain these relationships on favorable terms or at all.

We are currently attempting to obtain third-party consents for some agreements Handspring had with third parties providing for a consent right upon a change of control, but, if we are unable to do so, we may be forced to renegotiate these agreements or enter into new agreements with various third parties. The Handspring agreements requiring consent include certain agreements with carriers and other agreements with developers, strategic partners, distributors and suppliers. We cannot assure you that we will be able to negotiate new agreements on terms as favorable to us as those that Handspring had, or at all.

Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for palmOne to 50% or more.

If over a three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. As a result of the acquisition of Handspring, we experienced a change in our ownership of approximately 30%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our cash flows could be adversely impacted due to our increased tax liability.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims and could be subject to significant damages or remedies.

In the course of our business, we occasionally receive consumer protection claims, general commercial claims related to the conduct of our business and the performance of our products and services, employment claims and other litigation claims. Any litigation regarding these consumer, commercial, employment and other claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial, employment and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

PalmSource may be required to indemnify us for tax liabilities we may incur in connection with the distribution of the PalmSource common stock to our stockholders, and we may be required to indemnify PalmSource for specified taxes.

We received a private letter ruling from the Internal Revenue Service (IRS) to the effect that the distribution of the shares of PalmSource common stock held by us to our stockholders would not be taxable to us or our U.S. stockholders. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts have changed since the issuance of the ruling, in the opinion of our tax counsel, these changes will not adversely affect us. We are not aware of any material change in the facts and circumstances of the distribution that would call into question the validity of the ruling. Notwithstanding the receipt of the ruling described above, the distribution may nonetheless be taxable to us under Section 355(e) of the Internal Revenue Code of 1986, as amended, if 50% or more of our stock or PalmSource stock is acquired as part of a plan or series of related transactions that include the PalmSource distribution.

Under the tax sharing agreement between us and PalmSource, PalmSource would be required to indemnify us if the sale of PalmSource’s common stock caused the distribution of PalmSource’s common stock to be taxable to us. PalmSource may not be able to adequately satisfy its indemnification obligation under the tax sharing agreement. In addition, under the tax sharing agreement, palmOne has agreed to indemnify PalmSource for certain taxes and similar obligations that PalmSource could incur under certain circumstances. Finally, although under the tax sharing agreement PalmSource is required to indemnify us for taxes of PalmSource, we may be held jointly and severally liable for taxes determined on a consolidated basis.

If we are unable to obtain key technology from third parties on a timely basis free from errors or defects, we may have to cancel or delay the release of certain features in our handheld or smartphone device product shipments or incur increased costs.

We license third-party software and hardware for use in our handheld and smartphone device products. This includes the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business and results of operations.

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

palmOne’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans. Proposed accounting rules concerning the expensing of stock options may cause us to reevaluate our use of stock options as an employee incentive. Our ability to hire, retain and motivate our personnel may suffer as a result.

In addition, many key personnel and executives hold options that have exercise prices per share that are significantly above the market price of our common stock and the number of shares available for new option grants is limited. We may find it difficult to provide competitive stock option grants and the ability to hire, retain and motivate key personnel may suffer.

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our anticipated revenue base. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and negatively affect our business.

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

We may need or find it advisable to seek additional funding which may not be available or which may result in substantial dilution of the value of our common stock.

We currently believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We could be required to seek additional funding if our expectations are not met. Even if our expectations are met, we may find it advisable to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business will suffer if the level of services is interrupted or does not meet our requirements.

We use third parties to provide services such as data center operations, desktop computer support, and facilities services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely upon systems interfaces with third parties or upon the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our results of operations.

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

Recently enacted and proposed changes in securities laws and regulations have increased and will continue to increase our costs.

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires stockholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee.

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

Interest Rate Risk.

We currently maintain an investment portfolio consisting mainly of cash equivalents. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10 percent from levels at November 30, 2003 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We denominate our sales to certain European customers in the Euro and in Pounds Sterling. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net of gains and losses from these contracts and the revaluation of the foreign denominated assets and liabilities was a gain (loss) of $(0.2) million, $(0.0) million, $(0.1) million and $(0.6) million for the three months ended November 30, 2003 and 2002 and the six months ended November 30, 2003 and 2002, respectively, and is included in interest and other income (expense) in our condensed consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense).

Equity Price Risk

We have investments in public and private companies valued at approximately $1.2 million as of November 30, 2003. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

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

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to the cases set forth below and is vigorously contesting these matters. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring is a wholly-owned subsidiary of palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the Court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The Court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the Court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If palmOne is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for palmOne that would have a significant adverse impact on palmOne’s operations and financial condition if palmOne has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful with regard to this remand to the District Court, Xerox has stated in its Court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful with regard to this remand to the District Court, palmOne might be liable to PalmSource’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation. On December 10, 2003 the District Court heard oral arguments on palmOne’s motion for summary judgment due to invalidity and Xerox’s motion for summary judgment that the patent is not invalid. A decision on such motions is pending.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. On August 28, 2003, the District Court granted both Palm’s and Handspring’s motions for summary judgment, ruling that neither parties’ products infringe the NCR patents, and denied NCR’s motion. NCR appealed the ruling to the Court of Appeals for the Federal Circuit and the parties are in the briefing phase of that appeal.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. palmOne believes that the claims are without merit and intends to defend against them vigorously. The parties are in the midst of the discovery process.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors recently approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including palmOne and Handspring, may have against the underwriters. There is no guarantee that the settlement will become final however, as it is subject to a number of conditions, including Court approval. palmOne believes that it has meritorious defenses to the claims against it and against Handspring and intends to defend the action vigorously if the case does not settle.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and reached settlement, which received preliminary Court approval in December 2003. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and reached a settlement which received preliminary Court approval in October 2003.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. In September 2003, the Court granted Palm’s motion to dismiss the complaint, but allowed the plaintiff the opportunity to amend and refile which plaintiff did in October 2003. Palm made another motion to dismiss, which motion is currently pending.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties have agreed to a settlement which received preliminary Court approval in October 2003.

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. The parties have begun the discovery process and also engaged in mediation of the claims.

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. The cases were consolidated and a tentative settlement was reached in October 2003 subject to appropriate documentation and Court approval.

On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois, case no. 01-CV-4635. The complaint alleges infringement of one U.S. patent and seeks unspecified compensatory and treble damages and to permanently enjoin future infringement. Handspring filed an answer on August 1, 2001, denying DataQuill’s allegations and asserting counterclaims for declaratory judgments that Handspring did not infringe the patent in suit, that the patent in suit is invalid, and that it is unenforceable. On August 7, 2002, Handspring filed motions for summary judgment for non-infringement and invalidity, which were renewed in filings made on October 29, 2002. On February 28, 2003, the Court granted in part and denied in part the summary judgment motions. DataQuill then filed a motion for this ruling to be reconsidered, which on April 16, 2003 the Court granted in part and denied in part. The case is expected to go to trial in 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of stockholders on October 28, 2003, the following four proposals were adopted.

Proposal I

To approve and adopt the merger agreement, and the issuance of the shares of Palm common stock to Handspring stockholders.

Votes For	Votes Against	Votes Abstained	Non-Votes
16,348,753	176,997	248,111	11,716,470

Proposal II

Election of three Class I directors to hold office for a three-year term.

Director	Total Votes For Each Director	Total Votes Withheld From Each Director
R. Todd Bradley	28,146,321	344,010
Michael Homer	28,098,970	391,361
Gareth C.C. Chang	28,164,192	326,139

In addition, the following individuals’ terms as Class II directors continued after the Annual Meeting: Gordon A. Campbell and Susan G. Swenson. The following individuals’ terms as Class III directors continued after the Annual Meeting: Eric A. Benhamou and Jean-Jacques Damlamian.

Proposal III

To ratify the appointment of Deloitte & Touche LLP to serve as Palm’s independent public accountants for the fiscal year ending May 28, 2004.

Votes For	Votes Against	Votes Abstained	Non-Votes
28,069,667	304,932	115,727	5

Proposal IV

To approve the amendment and restatement of Palm’s 2001 Stock Option Plan for Non-Employee Directors.

Votes For	Votes Against	Votes Abstained	Non-Votes
14,749,300	1,770,951	253,636	11,716,444

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7(3)	Employee Matters Agreement between 3Com and the registrant.

2.8(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13(2)	Form of Non-U.S. Plan.

2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20(1)	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.21(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.22(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.23(1)	Development Agreement between the registrant and PalmSource, Inc.

2.24(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.25(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

2.26(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.27(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.29(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.30(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.31(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.32(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.34(4)	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.

2.35(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.36(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.37(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.38(1)	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.

2.39(1)	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.

2.40(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(5)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.

4.2	Specimen Stock Certificate.

4.3(7)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(9)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

4.5(4)	Letter Agreement regarding $50,000,000 5% Convertible Subordinated Note between the registrant and Texas Instruments Incorporated.

10.1(10)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(11)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(12)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.8(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.9(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.10(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.11(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.12(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.13(2)	Form of Management Retention Agreement.

10.14(13)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.15(5)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.16(9)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.17(9)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.18(9)	Registration Rights Agreement dated as of December 6, 2001.

10.19(9)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.20(9)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.21(14)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.22(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.23(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.24(9)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.25(14)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.26(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.27(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.28(15)**	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.29(16)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.30(16)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.31(16)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

10.32(5)	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.

10.33(5)	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.

10.34(5)	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.

10.35(5)	Form of Severance Agreement for Executive Officers.

10.36(5)	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.

10.37(11)	2001 Stock Option Plan for Non-Employee Directors, as amended.

10.38(8)	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.

10.39(17)†	Loan and Security Agreement between the registrant and Silicon Valley Bank.

10.40(17)	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No.333-106829) filed with the Commission on July 3, 2003, as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed with the Commission on December 13, 1999, as amended.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K/A filed with the Commission on September 26, 2003.

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with Commission on October 11, 2002.

(6)	This footnote has been intentionally omitted.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-109302) filed with the Commission on September 30, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.

(12)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.

(15)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

(17)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 14, 2003.

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K

(1)	On September 8, 2003, the registrant filed a Current Report on Form 8-K including as exhibits under Item 7 of Form 8-K certain legal opinions and consents relating to the registrant’s Registration Statement on Form S-3 (Registration No. 333-84738) filed on March 22, 2002, as amended.

(2)	On September 18, 2003, the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on September 18, 2003, the registrant was issuing a press release and holding a conference call regarding its financial results for the first quarter of fiscal year 2004 and including such press release as an exhibit under Item 7 of Form 8-K.

(3)	On November 12, 2003, the registrant filed a Current Report on Form 8-K reporting under Item 2 of Form 8-K the spin-off of PalmSource, Inc. and the acquisition of Handspring, Inc. and including (or incorporating by reference) as exhibits under Item 7 of Form 8-K the Agreement and Plan of Reorganization relating to the acquisition of Handspring, Inc., a consent of PricewaterhouseCoopers LLP, certain financial statements of Handspring, Inc. and certain pro forma financial statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

palmOne, Inc. (Registrant)

Date: January 9, 2004	By:	/s/ JUDY BRUNER

Judy Bruner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.

2.2(2)	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.

2.3(3)	Assignment and Assumption Agreement between 3Com and registrant, as amended.

2.4(3)	Master Technology Ownership and License Agreement between 3Com and the registrant.

2.5(3)	Master Patent Ownership and License Agreement between 3Com and the registrant.

2.6(3)	Master Trademark Ownership and License Agreement between 3Com and the registrant.

2.7(3)	Employee Matters Agreement between 3Com and the registrant.

2.8(3)	Tax Sharing Agreement between 3Com and the registrant.

2.9(3)	Master Transitional Services Agreement between 3Com and the registrant.

2.10(3)	Real Estate Matters Agreement between 3Com and the registrant.

2.11(3)	Master Confidential Disclosure Agreement between 3Com and the registrant.

2.12(3)	Indemnification and Insurance Matters Agreement between 3Com and the registrant.

2.13(2)	Form of Non-U.S. Plan.

2.14(1)	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.

2.15(1)	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.16(1)	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.

2.17(1)	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.

2.18(1)	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.19(1)	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.20(1)	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.

2.21(1)	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.

2.22(1)	SDIO License Agreement between the registrant and PalmSource, Inc.

2.23(1)	Development Agreement between the registrant and PalmSource, Inc.

2.24(1)	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.

2.25(1)	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.

2.26(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.

2.27(1)	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.28(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.

2.29(1)	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.30(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.

2.31(1)	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.

2.32(1)	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.33(1)	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.

2.34(4)	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.

2.35(1)	Employee Matters Agreement between the registrant and PalmSource, Inc.

2.36(1)	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.

2.37(1)	Business Services Agreement between the registrant and PalmSource, Inc.

2.38(1)	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.

2.39(1)	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.

2.40(1)	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.

3.1(5)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.

4.2	Specimen Stock Certificate.

4.3(7)	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).

4.4(9)	5% Convertible Subordinated Note Due 2006, dated as of December 6, 2001.

4.5(4)	Letter Agreement regarding $50,000,000 5% Convertible Subordinated Note between the registrant and Texas Instruments Incorporated.

10.1(10)	1999 Stock Plan, as amended.

10.2(2)	Form of 1999 Stock Plan Agreements.

10.3(11)	1999 Employee Stock Purchase Plan.

10.4(2)	Form of 1999 Employee Stock Purchase Plan Agreements.

10.5(12)	Amended and Restated 1999 Director Option Plan.

10.6(2)	Form of 1999 Director Option Plan Agreements.

10.7(2)	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.

10.8(2)**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.

10.9(2)**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.10(2)	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.

10.11(2)	Common Stock Purchase Agreement between Motorola and the registrant.

10.12(2)	Common Stock Purchase Agreement Between Nokia and the registrant.

10.13(2)	Form of Management Retention Agreement.

10.14(13)**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.

10.15(5)	Employment Offer Letter for David C. Nagel dated September 13, 2001.

10.16(9)**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.

10.17(9)**	Convertible Note Purchase Agreement dated December 6, 2001.

10.18(9)	Registration Rights Agreement dated as of December 6, 2001.

10.19(9)**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.20(9)**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.21(14)**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.

10.22(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.23(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.24(9)**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.25(14)	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.

10.26(14)	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.

10.27(14)	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.

10.28(15)**	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.

10.29(16)**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.

10.30(16)	Lease Agreement between Network Appliance, Inc. and PalmSource, Inc.

10.31(16)	Amendment No. 1 to Lease Agreement and Work Letter Agreement.

10.32(5)	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.

10.33(5)	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.

10.34(5)	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.

10.35(5)	Form of Severance Agreement for Executive Officers.

10.36(5)	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.

10.37(11)	2001 Stock Option Plan for Non-Employee Directors, as amended.

10.38(8)	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.

10.39(17)†	Loan and Security Agreement between the registrant and Silicon Valley Bank.

10.40(17)	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b).

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 (No.333-106829) filed with the Commission on July 3, 2003, as amended.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed with the Commission on December 13, 1999, as amended.

(3)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 10, 2000.

(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K/A filed with the Commission on September 26, 2003.

(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with Commission on October 11, 2002.

(6)	This footnote has been intentionally omitted.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2000.

(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 14, 2003.

(9)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on April 17, 2002.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-109302) filed with the Commission on September 30, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2003.

(12)	Incorporated by reference from the Registration Statement on Form S-8 filed with the Commission on October 2, 2000.

(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 11, 2001.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on January 14, 2002, as amended.

(15)	Incorporated by reference from the Registrant’s Form 10-Q/A filed with the Commission on February 26, 2002.

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on July 30, 2002.

(17)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 14, 2003.

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.