Form 10-Q
period 2004-02-27
PALMONE INC
filed 2004-04-06
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2004

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
(Address of principal executive offices and zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of March 26, 2004, 46,598,803 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 67 pages of which this page is number 1.

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

palmOne, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2004	2003	2004	2003
Revenues	$242,485	$197,864	$682,308	$620,491
Costs and operating expenses:
Cost of revenues (**)	172,169	150,725	491,132	465,363
Sales and marketing	38,582	42,199	116,869	123,528
Research and development	19,831	15,702	51,607	51,178
General and administrative	9,170	9,977	27,219	27,556
Amortization of intangible assets and stock-based compensation (*)	5,414	530	7,473	3,029
Impairment charges	—	102,540	—	102,540
Restructuring charges	4,522	37,952	8,110	35,348

Total costs and operating expenses	249,688	359,625	702,410	808,542
Operating loss	(7,203)	(161,761)	(20,102)	(188,051)
Interest and other income (expense), net	(486)	(2,574)	965	2,409

Loss before income taxes	(7,689)	(164,335)	(19,137)	(185,642)
Income tax provision	1,633	1,413	4,415	221,858

Loss from continuing operations	(9,322)	(165,748)	(23,552)	(407,500)
Loss from discontinued operations (net of taxes of $0, $647, $252 and $1,552, respectively)	—	(6,588)	(11,634)	(20,061)

Net loss	$(9,322)	$(172,336)	$(35,186)	$(427,561)

Loss per share - basic and diluted:
Continuing operations	$(0.20)	$(5.70)	$(0.63)	$(14.04)
Discontinued operations	—	(0.23)	(0.31)	(0.69)

Net loss	$(0.20)	$(5.93)	$(0.94)	$(14.73)

Shares used in computing per share amounts:
Basic and diluted	46,073	29,082	37,373	29,032

(*) Amortization of intangible assets and stock-based compensation:
Cost of revenues	$243	$67	$331	$842
Sales and marketing	4,709	205	6,366	598
Research and development	68	126	132	1,188
General and administrative	394	132	644	401

Total amortization of intangible assets and stock-based compensation	$5,414	$530	$7,473	$3,029

(**)	Cost of revenues excludes the applicable portion of amortization of intangible assets and stock-based compensation.

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$190,550	$204,967
Short-term investments	49,261	—
Accounts receivable, net of allowance for doubtful accounts of $8,274 and $4,635, respectively	101,452	96,784
Inventories	27,042	22,748
Investment for committed tenant improvements	7,197	—
Prepaids and other	10,404	9,039
Current assets of discontinued operations	—	37,485

Total current assets	385,906	371,023
Restricted investments	775	948
Land not in use	60,000	60,000
Property and equipment, net	22,809	31,204
Goodwill	255,327	13,815
Intangible assets, net	12,917	—
Deferred income taxes	34,800	34,800
Other assets	1,331	1,720
Non-current assets of discontinued operations	—	63,116

Total assets	$773,865	$576,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,033	$89,371
Accrued restructuring	33,230	34,886
Provision for committed tenant improvements	7,197	—
Other accrued liabilities	115,623	100,519
Current liabilities of discontinued operations	—	12,570

Total current liabilities	267,083	237,346
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	1,750	165
Non-current liabilities of discontinued operations	—	48,329
Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; outstanding: none	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 46,191 shares and 29,230 shares, respectively	46	29
Additional paid-in capital	1,375,196	1,123,819
Unamortized deferred stock-based compensation	(2,434)	(508)
Accumulated deficit	(903,975)	(868,789)
Accumulated other comprehensive income	1,199	1,235

Total stockholders’ equity	470,032	255,786

Total liabilities and stockholders’ equity	$773,865	$576,626

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(23,552)	$(407,500)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	15,994	17,749
Amortization	8,203	3,990
Deferred income taxes	—	219,625
Impairment charges	—	102,540
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	5,321	(27,838)
Inventories	(244)	31,711
Prepaids and other	1,444	8,920
Accounts payable	(1,112)	(8,451)
Accrued restructuring	(7,811)	16,145
Other accrued liabilities	(17,660)	8,946

Net cash used in operating activities	(19,417)	(34,163)

Cash flows from investing activities:
Purchase of property and equipment	(4,229)	(6,983)
Purchase of equity investments	—	(1,000)
Spin-off of PalmSource, additional cash distribution	(6,000)	—
Acquisition of Handspring, net cash acquired	16,114	—
Sale of restricted investments	2,937	—
Purchase of restricted investments	(2,764)	(173)
Purchase of short-term investments	(98,762)	(9,841)
Sales/maturities of short-term investments	49,501	22,748

Net cash provided by (used in) investing activities	(43,203)	4,751

Cash flows from financing activities:
Proceeds from issuance of common stock:
Through private placements	37,015	—
Under employee stock plans, net	11,188	1,306

Net cash provided by financing activities	48,203	1,306

Change in cash and cash equivalents	(14,417)	(28,106)
Cash and cash equivalents, beginning of period	204,967	247,859

Cash and cash equivalents, end of period	$190,550	$219,753

See notes to condensed consolidated financial statements.

palmOne, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by palmOne, Inc. (formerly Palm, Inc.) (“palmOne,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of palmOne’s financial position as of February 28, 2004 and results of operations for the three and nine months ended February 28, 2004 and 2003 and cash flows for the nine months ended February 28, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in palmOne’s Annual Report on Form 10-K/A for the fiscal year ended May 31, 2003 and included in palmOne’s Current Report on Form 8-K filed on March 2, 2004 giving retroactive effect to the distribution of PalmSource, Inc. The results of operations for the nine months ended February 28, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

On October 28, 2003, the Company’s stockholders formally approved a plan to spin-off the Company’s Palm operating system (“OS”) platform and licensing business through the distribution of all of the shares it owned of its majority-owned subsidiary, PalmSource, Inc. (“PalmSource”), and acquire Handspring, Inc. (“Handspring”). Immediately following the transaction, Palm, Inc. changed its name to palmOne, Inc. and we refer to the Company as palmOne throughout the financial statements. The Company completed the spin-off by issuing approximately 0.3098 of a share of PalmSource common stock for each share of Palm, Inc. common stock outstanding as of October 28, 2003. The distribution of the shares of PalmSource common stock was intended to be tax-free to palmOne and to the Company’s stockholders. As a result of the distribution, the Company’s historical condensed consolidated financial statements have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While these reclassifications result in changes to certain previously reported amounts, the total and per share net loss amounts have not changed from the amounts previously reported. Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the discussion of the Company’s continuing operations (See Note 4 to condensed consolidated financial statements). Immediately following the PalmSource distribution, palmOne acquired Handspring through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. In the Handspring acquisition, the stockholders of Handspring received 0.09 of a share of palmOne common stock for each share of Handspring common stock held (an aggregate of approximately 13.6 million shares of palmOne common stock). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in the condensed consolidated financial statements. (See Note 9 to condensed consolidated financial statements.)

Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments; the Solutions Group business and the PalmSource business. As a result of the PalmSource distribution, the PalmSource reporting segment was eliminated as of the quarter ended November 30, 2003. The continuing business of palmOne operates in one reportable segment which develops, designs and markets handheld computing and communication devices and related accessories, services and software.

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

The following table illustrates the effect on net loss and net loss per share if palmOne had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123. As a result of the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the exercise prices and the number of shares underlying the options were adjusted in accordance with the methodology set forth in FIN No. 44. For the purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net loss, as reported	$(9,322)	$(172,336)	$(35,186)	$(427,561)
Add: Stock-based compensation expense included in net loss, as reported, net of related tax effects (1)	325	725	2,443	3,046

Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(8,833)	(9,886)	(22,662)	(36,927)

Pro forma net loss	$(17,830)	$(181,497)	$(55,405)	$(461,442)

Net loss per share, as reported - basic and diluted	$(0.20)	$(5.93)	$(0.94)	$(14.73)

Pro forma net loss per share - basic and diluted	$(0.39)	$(6.24)	$(1.48)	$(15.89)

(1)	Amounts include compensation related to options held by PalmSource employees through the distribution date.

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

The fair value of each option grant during the three and nine months ended February 28, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2004	2003	2004	2003
Assumptions applicable to stock options:
Risk-free interest rate	2.5%	2.5%	1.8%	2.4%
Volatility	100%	100%	100%	100%
Options term (in years)	3.42	3.46	2.47	3.07
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted were $7.38 per share, $7.05 per share, $6.94 per share and $6.22 per share, during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively.

In connection with the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the number of shares subject to stock options outstanding as of October 28, 2003 and their related exercise prices were adjusted in accordance with the methodology set forth in FIN No. 44. As a result, on October 28, 2003, outstanding options to purchase approximately 5.0 million shares of Palm, Inc. common stock were adjusted into options to purchase approximately 7.1 million shares of palmOne common stock. This includes options to purchase approximately 0.4 million shares of palmOne common stock held by PalmSource employees. Options held by PalmSource employees ceased vesting on October 28, 2003 and unexercised options held by PalmSource employees were cancelled on January 28, 2004.

3.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, Consolidation of Variable Interest Entities and a revised interpretation of FIN No. 46R in December 2003. These require an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. palmOne adopted FIN No. 46 as of September 1, 2003, and the adoption of this interpretation did not have an impact on the Company’s historical financial position or results of operations. palmOne does not expect the adoption of FIN No. 46R to have an impact on the Company’s historical financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. palmOne adopted SFAS No. 150 as of June 1, 2003, and the adoption of this statement did not have an impact on the Company’s historical financial position or results of operations.

4.	Discontinued Operations

On October 28, 2003, the Company’s stockholders formally approved a plan that included the PalmSource distribution and the Handspring acquisition. Accordingly, the historical condensed consolidated financial statements of palmOne have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations data reflects the historical assets and liabilities, results of operations and cash flows of PalmSource, the Palm OS platform and licensing business segment of palmOne, as of and during each respective period presented. No gain or loss was recorded as a result of this transaction.

Loss from discontinued operations included PalmSource net revenues of $11.2 million, $11.1 million and $25.7 million for the three months ended February 28, 2003 and the nine months ended February 28, 2004 and 2003, respectively. PalmSource net revenues included $3.8 million, $2.2 million and $8.8 million from Sony Corporation, a minority stockholder of PalmSource, for the three months ended February 28, 2003 and the nine months ended February 28, 2004 and 2003, respectively. Also included in loss from discontinued operations are allocated corporate expenses and historical consolidated separation costs that ceased after the PalmSource distribution of $1.7 million, $5.2 million and $5.5 million for the three months ended February 28, 2003 and the nine months ended February 28, 2004 and 2003, respectively. Because of the PalmSource distribution, PalmSource was not included as a part of palmOne’s results during the three months ended February 28, 2004.

Upon the PalmSource distribution, palmOne contributed an additional $6.0 million of cash, forgave a $20.0 million intercompany note receivable and assigned $15.0 million of its convertible note to PalmSource. The net assets of PalmSource disposed of as of October 28, 2003 and reported as discontinued operations as of May 31, 2003 were (in thousands):

	October 28, 2003	May 31, 2003
Cash and cash equivalents	$33,834	$37,465
Other current assets	7,688	20
Property and equipment, net	2,907	3,418
Goodwill	54,970	54,970
Intangible assets, net	267	976
Other assets	2,750	3,752
Current liabilities	(26,087)	(12,570)
Long-term convertible debt	(15,000)	(15,000)
Deferred revenue and other non-current liabilities	(12,290)	(13,329)
Redeemable convertible preferred stock	(20,000)	(20,000)

Net assets of discontinued operations	$29,039	$39,702

5.	Net Loss Per Share

Basic loss from continuing operations, loss from discontinued operations and net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations, loss from discontinued operations and net loss per share are calculated based on the weighted average shares of common stock outstanding excluding shares subject to repurchase, because the effect of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the three and nine months ended February 28, 2004 approximately 1,156,000 and 1,182,000 common equivalent shares, respectively, and for the three and nine months ended February 28, 2003, approximately 170,000 and 71,000 common equivalent shares, respectively, were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share.

6.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2004	2003	2004	2003
Net loss	$(9,322)	$(172,336)	$(35,186)	$(427,561)
Other comprehensive loss:
Unrealized gain (loss) on investments	115	(798)	80	(1,384)
Accumulated translation adjustments	130	346	334	501

Total comprehensive loss	$(9,077)	$(172,788)	$(34,772)	$(428,444)

7.	Cash and Available for Sale and Restricted Investments

The Company’s cash and available for sale and restricted investments consist of (in thousands):

	February 28, 2004			May 31, 2003
	Adjusted Cost	Unrealized Gain (Loss)	Carrying Value	Adjusted Cost	Unrealized Gain (Loss)	Carrying Value
Cash	$47,369	$—	$47,369	$30,394	$—	$30,394
Cash equivalents:
Money market funds	74,181	—	74,181	37,673	—	37,673
State and local government obligations	—	—	—	93,900	—	93,900
Corporate notes/bonds	61,000	—	61,000	33,000	—	33,000
Foreign corporate notes/bonds	8,000	—	8,000	10,000	—	10,000

	143,181	—	143,181	174,573	—	174,573

Total cash and cash equivalents	$190,550	$—	$190,550	$204,967	$—	$204,967

Short-term investments:
U.S. government agency obligations	$31,683	$64	$31,747	$—	$—	$—
Corporate notes/bonds	17,405	109	17,514	—	—	—

Total short-term investments	$49,088	$173	$49,261	$—	$—	$—

Equity investments in publicly traded companies	$253	$(87)	$166	$253	$—	$253

Investment for committed tenant improvements, money market funds	$7,197	$—	$7,197	$—	$—	$—

Restricted investments:
Certificates of deposit	$775	$—	$775	$775	$—	$775
U.S. government agency obligations	—	—	—	173	—	173

Total restricted investments	$775	$—	$775	$948	$—	$948

8.	Inventories

Inventories consist of (in thousands):

	February 28, 2004	May 31, 2003
Finished goods	$20,299	$16,835
Work-in-process and raw materials	6,743	5,913

	$27,042	$22,748

9.	Business Combinations

On October 29, 2003, palmOne acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.09 of a share of palmOne common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. The goal of the Handspring acquisition was to enhance palmOne’s competitive position in the wireless handheld market and strengthen relationships with wireless carriers, allowing the Company to broaden its product offering, distribution channels and achieve certain cost synergies. palmOne derived the exchange ratio for the acquisition based on an arm’s length negotiation. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of palmOne common stock. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of palmOne common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation methodology, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

The fair value of the palmOne common stock issued was determined using a per share price based upon the closing prices of palmOne common stock within a range of trading days beginning with the first trading day subsequent to the PalmSource distribution (October 29, 2003 - November 4, 2003), or $15.4060 per share.

The fair value of the vested options, unvested options and warrants assumed were valued using the Black-Scholes option valuation model with the following weighted average assumptions:

	Vested Options	Unvested Options	Warrants
Weighted average assumptions:
Risk-free interest rate	1.3%	2.4%	3.2%
Volatility	100%	100%	100%
Options term (in years)	1.00	3.00	4.25
Dividend yield	0.0%	0.0%	0.0%

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for palmOne operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit palmOne in the future. As of February 28, 2004, the workforce reductions were substantially complete.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability Recognized at October 29, 2003	Cash Payments	Balance at February 28, 2004
Workforce reduction costs	$1,805	$(1,805)	$—
Excess facilities costs	3,689	(1,201)	2,488
Other	660	(660)	—

	$6,154	$(3,666)	$2,488

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

The following unaudited pro forma financial information presents the combined results of operations of palmOne and Handspring as if the Handspring acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for palmOne and Handspring, the pro forma results combine the results of palmOne with the historical results of Handspring as follows:

palmOne Reporting Period	Handspring Period Included in Pro Forma Data
Three Months Ended February 28, 2004	*
Three Months Ended February 28, 2003	Three Months Ended March 31, 2003
Nine Months Ended February 28, 2004	June 1, 2003 - October 28, 2003 *
Nine Months Ended February 28, 2003	Nine Months Ended March 31, 2003

*	Results from operations of the former Handspring business are included in palmOne results of operations since the date of acquisition (October 29, 2003).

This unaudited pro forma financial information includes an adjustment of $2.2 million, $6.8 million and $10.8 million for the three months ended February 28, 2003 and the nine months ended February 28, 2004 and 2003, respectively, to the combined results of operations, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of palmOne that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of palmOne. Pro forma results for the three and nine months ended February 28, 2004 and 2003 were (in thousands, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2004	2003	2004	2003
Pro forma revenues	$242,485	$228,712	$718,388	$753,284
Pro forma net loss	$(9,322)	$(264,956)	$(66,925)	$(556,329)
Pro forma net loss per share, basic and diluted	$(0.20)	$(6.21)	$(1.79)	$(13.06)
Shares used in computing per share amounts, basic and diluted	46,073	42,659	37,373	42,609

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2003	$13,815
Acquisition of Handspring	241,512

Balances, February 28, 2004	$255,327

11.	Intangible Assets

Intangible assets consist of (in thousands):

		February 28, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Contracts and customer relationships	24 months	$11,900	$(1,983)	$9,917
Customer backlog	4 months	4,200	(4,200)	—
Product technology	24 months	1,800	(300)	1,500
Trademarks	24 months	1,400	(233)	1,167
Non-compete covenants	24 months	400	(67)	333

		$19,700	$(6,783)	$12,917

Amortization expense related to intangible assets was $5.1 million, $0 million, $6.8 million and $1.1 million for the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively. Estimated future amortization expense for the remaining three months of fiscal year 2004, for fiscal year 2005 and for fiscal year 2006 is $1.9 million, $7.8 million and $3.2 million, respectively.

The net book value of the intangible assets of PalmSource have been reclassified and are included in non-current assets from discontinued operations in the condensed consolidated balance sheet as of May 31, 2003; palmOne had no other net intangible assets as of that date.

12.	Deferred Income Taxes

As of February 28, 2004, palmOne’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $444.7 million offset by a valuation allowance of $409.9 million. The valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of palmOne’s net deferred tax assets assumes that it is more likely than not that palmOne will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

As of the end of fiscal year 2002, palmOne had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent and feasible and which management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of palmOne’s PalmSource, Inc. subsidiary and wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and its wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, during the quarter ended August 31, 2002, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at February 28, 2004 continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The valuation allowance also increased as a result of the operating losses incurred during the quarter ended February 28, 2004.

13.	Commitments and Guarantees

palmOne facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, palmOne issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was divided into two separate obligations, a portion retained by palmOne and the remainder assumed by PalmSource. palmOne issued a subordinated convertible note in the principal amount of $35.0 million to Texas Instruments. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into palmOne common stock at an effective conversion price of $64.60 per share. palmOne may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event palmOne distributes significant assets, palmOne may be required to repay a portion of the note. The PalmSource distribution did not represent a significant distribution of assets under the terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of February 28, 2004, the remaining principal amounts of the notes are $2.4 million and $0.8 million.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants the Company certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of February 28, 2004, palmOne’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of palmOne products of approximately $164.3 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank (“SVB”). The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.0% at February 28, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.86% at February 28, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of February 28, 2004 palmOne had used its credit line to support the issuance of letters of credit of $8.5 million.

As part of the agreements with 3Com relating to palmOne’s separation from 3Com, palmOne agreed to assume liabilities arising out of the Xerox, E-Pass Technologies, and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases. (See Note 17 to condensed consolidated financial statements.)

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. (See Note 17 to condensed consolidated financial statements.)

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

Changes in the product warranty accrual are (in thousands):

	Nine Months Ended February 28,
	2004	2003
Balance, beginning of period	$17,911	$30,008
Payments made	(28,392)	(31,073)
Accrual related to product sold during the period	31,333	30,342
Change in estimated liability for pre-existing warranties	350	(11,870)

Balance, end of period	$21,202	$17,407

14.	Common Stock Issued

During the first quarter of fiscal year 2004, the Company sold an aggregate of 2.4 million shares of its common stock under its universal shelf registration statement. The Company sold 1.2 million shares to an institutional investor at $15.00 per share, with proceeds of $18.0 million, and an additional 1.2 million shares to a group of institutional investors at $15.90 per share, with proceeds of approximately $19.1 million. The net proceeds of the offering are being used for general corporate purposes, including capital expenditures and to meet working capital needs

15.	Restructuring Charges

Restructuring charges of $4.5 million, recorded during the three months ended February 28, 2004, relate to restructuring actions taken during the third quarter of fiscal year 2004 and include workforce reductions, in the

United States and United Kingdom, of approximately 100 regular employees. Restructuring charges relate to the implementation of actions to streamline the Company consistent with its strategic plan. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. As of February 28, 2004, approximately 65 regular employees have been terminated as a result of this restructuring.

Accrued liabilities related to the third quarter of fiscal year 2004 restructuring actions consist of (in thousands):

Workforce Reduction Costs
Restructuring expense	$4,522
Cash payments	(957)

Balance, February 28, 2004	$3,565

Cost reduction actions initiated in the third quarter of fiscal year 2004 are expected to be substantially complete by the third quarter of fiscal year 2005.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with palmOne’s future wireless plans. As of February 28, 2004, substantially all the headcount reductions have been completed.

Accrued liabilities related to the first quarter of fiscal year 2004 restructuring actions consist of (in thousands):

	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Total
Restructuring expense	$680	$1,515	$1,655	$3,850
Cash payments	(304)	(474)	(1,462)	(2,240)
Write-offs	—	(23)	(107)	(130)

Balances, February 28, 2004	$376	$1,018	$86	$1,480

Cost reduction actions initiated in the first quarter of fiscal year 2004 are expected to be substantially complete by the end of fiscal year 2004.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. During the second quarter of fiscal year 2004, adjustments of $0.3 million were recorded to reflect the changes in the estimated costs of certain actions from the original estimates. As of February 28, 2004, substantially all of the headcount reductions have been completed.

Accrued liabilities related to the third quarter of fiscal year 2003 restructuring actions consist of (in thousands):

	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Total
Restructuring expense	$10,577	$2,445	$6,085	$19,107
Cash payments	(4,700)	(106)	(4,580)	(9,386)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Balances, May 31, 2003	2,367	1,596	1,374	5,337
Restructuring expense	—	355	(617)	(262)
Cash payments	—	(682)	(757)	(1,439)

Balances, February 28, 2004	$2,367	$1,269	$—	$3,636

Cost reduction actions initiated in the third quarter of fiscal year 2003 are substantially complete except for remaining contractual payments for excess facilities and project termination fees which are expected to continue through the first quarter of fiscal year 2006.

The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which palmOne had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of February 28, 2004, the balance consists of lease commitments, payable over approximately eight years, offset by estimated net sublease proceeds of approximately $13.8 million.

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of (in thousands):

	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Total
Balances, May 31, 2002	$16,552	$325	$16,877
Restructuring adjustments	21,358	(284)	21,074
Cash payments	(8,361)	(41)	(8,402)

Balances, May 31, 2003	29,549	—	29,549
Cash payments	(7,488)	—	(7,488)

Balances, February 28, 2004	$22,061	$—	$22,061

Accrued restructuring as of February 28, 2004 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements.)

16.	Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended February 28, 2004 and 2003 are as follows (in thousands):

	Nine Months Ended February 28,
	2004	2003
Other cash flow information:
Cash paid for income taxes	$1,727	$1,720

Cash paid for interest	$2,484	$2,659

Non-cash investing and financing activities are as follows:
Fair value of stock options and warrants assumed in business combination	$28,064	$—

Common stock issued for business combination	$209,173	$—

17.	Litigation

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to the cases set forth below and is vigorously contesting these matters. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring has been merged into palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656 (the “‘656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the Court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The Court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the Court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If palmOne is not successful in the proceedings in the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for palmOne that would have a significant adverse impact on palmOne’s operations and financial condition if palmOne has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful with regard to this remand to the District Court, Xerox has stated in its Court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful with regard to this remand to the District Court, palmOne might be liable to PalmSource’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation. On December 10, 2003 the District Court heard oral arguments on palmOne’s motion for summary judgment due to invalidity and Xerox’s motion for summary judgment that the patent is not invalid. A decision on such motions is pending.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. On February 9, 2004 E-Pass filed another lawsuit in the Northern District of California naming palmOne, Handspring and PalmSource as defendants, a case captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Civil Action C04-0528. This recently filed suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identified additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

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

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and reached settlement, which received preliminary Court approval in December 2003 and the settlement class members received notification in early 2004 pursuant to the Court order. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and reached a settlement which received final Court approval in February 2004.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm filed a motion to dismiss the lawsuit in its entirety which the Court granted in March 2004.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and

Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties agreed to a settlement which received final Court approval in February 2004.

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

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement, contributory infringement, inducement of infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. palmOne believes that the claims are without merit and intends to defend against them vigorously. The case is scheduled for trial in 2004.

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

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. The cases were consolidated and a tentative settlement was reached in October 2003 subject to appropriate documentation, confirmatory discovery and Court approval.

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

Transactions with PalmSource

palmOne’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board of PalmSource. In December 2001, palmOne entered into a software license agreement with PalmSource which was amended and restated in June 2003. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006. Under the software license agreement, palmOne incurred expenses of $9.2 million, $8.3 million, $28.8 million and $29.7 million during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively.

Subsequent to the date of separation of PalmSource from palmOne, PalmSource will continue to pay palmOne for certain transitional services. During the three and nine months ended February 28, 2004, palmOne recognized $0.1 million and $0.3 million for these transitional services.

Upon the PalmSource distribution, palmOne contributed an additional $6.0 million of cash, forgave a $20.0 million intercompany note receivable and assigned $15.0 million of its convertible note to PalmSource.

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. In the event that any damages are not paid by palmOne as prescribed by the agreement, PalmSource is obligated to pay any shortfall amounts; however, palmOne is not relieved of its obligation to make the payment or reimburse PalmSource. (See Note 17 to condensed consolidated financial statements.)

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

Other Transactions and Relationships

In fiscal year 2003, palmOne made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc., a company founded by Barry Cottle, the former Senior Vice President and Chief Internet Officer of palmOne until his employment with palmOne terminated in February 2002. This equity investment is included in other assets. palmOne paid $2.7 million, $2.6 million, $9.9 million and $2.6 million for products purchased under the product procurement agreement during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively. These products were purchased by palmOne for resale.

palmOne purchased $0, $2,000, $41,000 and $111,000 of products from SanDisk Corporation during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively, through a series of purchase orders and without further obligations on the part of palmOne. Judy Bruner, palmOne’s Senior Vice President and Chief Financial Officer, serves as a member of SanDisk’s Board of Directors.

palmOne purchased $0, $140,000, $86,000 and $315,000, of software licenses and services from Kontiki, Inc. during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003. Michael Homer, a current member of palmOne’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of palmOne’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock and has a partner, Kevin Harvey, on the Board of Directors of Kontiki, Inc.

palmOne has entered into business consulting agreements starting in June 2002, with Satjiv Chahil, who was formerly palmOne’s Chief Marketing Officer and is currently a member of the Board of Directors of PalmSource. Under this consulting agreement, palmOne has paid Mr. Chahil approximately $29,000, $56,000, $156,000 and $215,000 in consulting fees during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively. Mr. Chahil assists in positioning the Company and its executives with prospective partners and in representing the interests of the Company with industry and analyst relations activities.

palmOne recorded revenues of $1.6 million and $3.7 million during the three and nine months ended February 28, 2004 from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of palmOne’s Board of Directors, is the Senior Vice President, Group Technology and Innovation at France Telecom.

palmOne recorded revenues of $2.5 million during the three and nine months ended February 28, 2004 from T-Mobile USA, Inc. Susan Swenson, a current member of palmOne’s Board of Directors and the chairperson of palmOne’s Audit Committee, is the Chief Operating Officer of T-Mobile USA, Inc.

palmOne paid $0, $125,000, $36,000 and $175,000 during the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively, to RealNetworks in connection with bundling of products, web site referrals and engineering assistance. Eric Benhamou, Chairman of palmOne’s Board of Directors, is also a member of RealNetworks’ Board of Directors.

palmOne is involved in a co-promotional sales and marketing relationship with Good Technology. Good Technology is also an indirect distributor and reseller of palmOne products. John Doerr, a current member of palmOne’s Board of Directors, serves as a member of Good Technology’s Board of Directors and is a partner at Klein Perkins Caufield & Byers, which owns more than 10% of the Good Technology stock. Bruce Dunlevie, a current member of palmOne’s Board of Directors, also serves as a member of Good Technology’s Board of Directors and is a partner at Benchmark Capital, which owns more than 10% of the Good Technology stock.

19.	Subsequent Events

On March 1, 2004, palmOne filed a Tender Offer Statement on Schedule TO which relates to an offer by palmOne to exchange all unexercised options to purchase shares of palmOne’s common stock that are held by eligible employees, whether vested or unvested, that have exercise prices equal to or greater than $20.00 per share (the “Eligible Options”). An “eligible employee” refers to all persons who are employees of palmOne or one of its subsidiaries as of March 1, 2004 and remain employees through the date on which the Eligible Options are cancelled, but does not include members of palmOne’s Board of Directors or palmOne’s Section 16 officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to palmOne’s securities under the Securities Exchange Act of 1934, as amended).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning palmOne’s expectations, beliefs and/or intentions regarding the following: demand for our products; our market share; shifts in our average selling price and product mix; the development and introduction of new products and services; competitors and competition in the markets in which palmOne operates; forecasts of revenues and expenses and inventory, accounts receivable and other assets; actions to reduce costs and palmOne’s ability to achieve savings resulting from restructuring; the use of proceeds from the potential sale of securities under palmOne’s universal shelf registration statement; the sufficiency of palmOne’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; strategic alliances and the benefits of such strategic alliances; the effects of changes in market interest rates; investment activities, the value of investments and the use of palmOne’s financial instruments; realization of, and actions which palmOne may implement to realize, the tax benefits associated with palmOne net operating loss carryforwards; palmOne’s defenses to legal proceedings and litigation matters; provisions in palmOne’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

palmOne, Inc. is the leading global provider of handheld computing and communications devices. Our product offerings within the handheld computing and communications device industry include both handheld and smartphone devices. We define a handheld device as a handheld personal computing device, such as a personal digital assistant (“PDA”), that may have wireless data capability but does not have telephony capability. Smartphone devices refer to products combining PDA capability and telephony capability. Our current product offering includes the Zire and Tungsten handheld device product lines and the Treo smartphone device product line.

palmOne was founded in 1992 as Palm Computing, Inc. It was acquired by U.S. Robotics Corporation in 1995 and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation (“3Com”) acquired U.S. Robotics. In 1999, 3Com announced the intent to separate the Palm business into an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc. (“Palm”) and was reincorporated in Delaware in December 1999. In March 2000, approximately 6% of the shares of Palm common stock were sold in an initial public offering and concurrent private placements, and in July 2000, 3Com distributed the remaining shares of Palm common stock it owned, approximately 94% of Palm’s common stock then outstanding, to 3Com’s stockholders. In December 2001, Palm formed PalmSource, Inc., a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm’s stockholders formally approved a plan to spin-off the Company’s Palm operating system (“OS”) licensing and platform business through the distribution of all of the shares Palm owned of its majority-owned subsidiary, PalmSource, Inc. (“PalmSource”), and acquire Handspring, Inc. (“Handspring”). Immediately following the transaction, Palm, Inc. changed its name to palmOne, Inc. (“palmOne”). The Company completed the spin-off by issuing approximately 0.3098 of a share of PalmSource common stock for each share of Palm common stock outstanding as of October 28, 2003. The distribution of the shares of PalmSource common stock is intended to be tax-free to palmOne and to the Company’s stockholders. Immediately following the PalmSource distribution, palmOne acquired Handspring through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. In the Handspring acquisition, the stockholders of Handspring received 0.09 of a share of palmOne common stock for each share of Handspring common stock held (an aggregate of approximately 13.6 million shares of palmOne common stock). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in our condensed consolidated financial statements.

palmOne’s total revenue has grown from approximately $1 million in fiscal year 1995 to $837.6 million in fiscal year 2003. Substantially all of palmOne’s revenues to date have been generated from sales of its handheld devices and related add-ons and accessories. As of February 28, 2004, palmOne had shipped approximately 25.3 million devices.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in palmOne’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Revenue is recognized when earned in accordance with applicable guidance and accounting standards, including Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended, and AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld computing and communication devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed and determinable, collection of the resulting receivable is probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Revenue from software arrangements with end-users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered.

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

Results of Operations

Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on February 28.

The following table sets forth, for the periods indicated, the dollars and percentage of total revenues represented by the line items reflected in palmOne’s condensed consolidated statements of operations. These amounts reflect the reclassification of PalmSource operating results to discontinued operations as a result of the spin-off on October 28, 2003 and include the results of Handspring’s operations commencing with the date of acquisition, October 29, 2003 (dollars and shares in thousands):

	Three Months Ended February 28,
	2004		2003
Revenues	$242,485	100.0%	$197,864	100.0%
Costs and operating expenses:
Cost of revenues (**)	172,169	71.0	150,725	76.2
Sales and marketing	38,582	15.9	42,199	21.3
Research and development	19,831	8.2	15,702	7.9
General and administrative	9,170	3.8	9,977	5.0
Amortization of intangible assets and stock-based compensation (*)	5,414	2.2	530	0.3
Impairment charges	—	—	102,540	51.8
Restructuring charges	4,522	1.9	37,952	19.3

Total costs and operating expenses	249,688	103.0	359,625	181.8
Operating loss	(7,203)	(3.0)	(161,761)	(81.8)
Interest and other income (expense), net	(486)	(0.2)	(2,574)	(1.3)

Loss before income taxes	(7,689)	(3.2)	(164,335)	(83.1)
Income tax provision	1,633	0.6	1,413	0.7

Loss from continuing operations	(9,322)	(3.8)	(165,748)	(83.8)
Loss from discontinued operations (net of taxes of $0 and $647, respectively)	—	—	(6,588)	(3.3)

Net loss	$(9,322)	(3.8)%	$(172,336)	(87.1)%

Loss per share - basic and diluted:
Continuing operations	$(0.20)		$(5.70)
Discontinued operations	—		(0.23)

Net loss	$(0.20)		$(5.93)

Shares used in computing per share amounts:
Basic and diluted	46,073		29,082

(*) Amortization of intangible assets and stock-based compensation:
Cost of revenues	$243	0.1%	$67	—%
Sales and marketing	4,709	1.9	205	0.1
Research and development	68	—	126	0.1
General and administrative	394	0.2	132	0.1

Total amortization of intangible assets and stock-based compensation	$5,414	2.2%	$530	0.3%

(**)	Cost of revenues excludes the applicable portion of amortization of intangible assets and stock-based compensation.

	Nine Months Ended February 28,
	2004		2003
Revenues	$682,308	100.0%	$620,491	100.0%
Costs and operating expenses:
Cost of revenues (**)	491,132	72.0	465,363	75.0
Sales and marketing	116,869	17.1	123,528	19.9
Research and development	51,607	7.6	51,178	8.2
General and administrative	27,219	4.0	27,556	4.4
Amortization of intangible assets and stock-based compensation (*)	7,473	1.1	3,029	0.5
Impairment charges	—	—	102,540	16.5
Restructuring charges	8,110	1.1	35,348	5.8

Total costs and operating expenses	702,410	102.9	808,542	130.3
Operating loss	(20,102)	(2.9)	(188,051)	(30.3)
Interest and other income (expense), net	965	0.1	2,409	0.4

Loss before income taxes	(19,137)	(2.8)	(185,642)	(29.9)
Income tax provision	4,415	0.7	221,858	35.8

Loss from continuing operations	(23,552)	(3.5)	(407,500)	(65.7)
Loss from discontinued operations (net of taxes of $252 and $1,552, respectively)	(11,634)	(1.7)	(20,061)	(3.2)

Net loss	$(35,186)	(5.2)%	$(427,561)	(68.9)%

Loss per share - basic and diluted:
Continuing operations	$(0.63)		$(14.04)
Discontinued operations	(0.31)		(0.69)

Net loss	$(0.94)		$(14.73)

Shares used in computing per share amounts:
Basic and diluted	37,373		29,032

(*) Amortization of intangible assets and stock-based compensation:
Cost of revenues	$331	0.1%	$842	0.1%
Sales and marketing	6,366	0.9	598	0.1
Research and development	132	—	1,188	0.2
General and administrative	644	0.1	401	0.1

Total amortization of intangible assets and stock-based compensation	$7,473	1.1%	$3,029	0.5%

(**)	Cost of revenues excludes the applicable portion of amortization of intangible assets and stock-based compensation.

Revenues

We derive our revenues from sales of our handheld computing and communications devices, add-ons and accessories as well as related services. Revenues for the three months ended February 28, 2004 were $242.5 million, an increase of $44.6 million or approximately 23% from revenues for the three months ended February 28, 2003. The increase in revenues was primarily driven by an increase in our average selling price. During the third quarter of fiscal year 2004, net units shipped were 0.938 million units at an average selling price of $233. During the third quarter of fiscal year 2003, net units shipped were 1.006 million units at an average selling price of $169. The average selling price was up approximately 38% during the third quarter of fiscal year 2004, which was partially offset by the 7% decrease in unit sales. The increase in average selling price reflects a shift in our product mix, particularly due to the addition of the Treo 600 smartphone, and a more favorable pricing environment.

International revenues were approximately 38% of revenues for the three months ended February 28, 2004 compared to approximately 46% of revenues for the three months ended February 28, 2003. The 23% increase in total revenues reflects a 40% increase in United States revenues and a 2% increase in international revenues. The 40% increase in United States revenues is a result of a 51% increase in average selling price, attributable to sales of higher-end products, particularly the Treo 600 smartphone. The 2% increase in international revenues is a result of a 23% increase in average selling price from the sales of higher-end products, partially offset by a 15% decrease in units shipped. The higher increase in United States average selling price as compared to international average selling price is primarily the result of earlier penetration of the Treo 600 smartphone with United States carriers.

Revenues for the nine months ended February 28, 2004 were $682.3 million, an increase of $61.8 million or approximately 10% from revenues for the nine months ended February 28, 2003. The increase in revenues was primarily driven by an increase in our average selling price. During the nine months ended February 28, 2004, net units shipped were 2.997 million units at an average selling price of $204. During the nine months ended February 28, 2003, net units shipped were 3.262 million units at an average selling price of $165. The average selling price was up approximately 24% during the first nine months of fiscal year 2004 which was partially offset by the 8% decrease in unit sales. The increase in average selling price reflects a shift in our product mix during the first nine months of fiscal year 2004, particularly due to the addition of the Treo 600 smartphone, and a more favorable pricing environment.

International revenues were approximately 40% of revenues for the nine months ended February 28, 2004 compared to approximately 39% of revenues for the nine months ended February 28, 2003. The 10% increase in total revenues in the first nine months of fiscal year 2004, as compared to the comparable period in fiscal year 2003, reflects a 12% increase in international revenues and a 9% increase in United States revenues. The 12% increase in international revenues is a result of a 25% increase in average selling price, partially offset by a 10% decrease in units shipped. The 9% increase in United States revenues is a result of a 10% increase in average selling price and a 3% increase in units shipped.

Total Cost of Revenues

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and stock-based compensation’ as shown in the results of operations table. ‘Cost of revenues’ consists principally of the material and transformation costs to manufacture our products, OS royalty expense, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes personnel related costs, depreciation, and related information technology and facilities costs. ‘Total cost of revenues’ was $172.4 million and $150.8 million for the three months ended February 28, 2004 and 2003, respectively. ‘Total cost of revenues’ as a percentage of revenues decreased by 5.1% to 71.1% for the third quarter of fiscal year 2004 from 76.2% for the same period in fiscal year 2003. The decrease is primarily the result of lower product costs as a percentage of revenues for the products introduced during the three months ended February 28, 2004 compared to the products introduced during the prior year, of approximately 6.0%, and a 0.5% decrease in costs due to lower OS royalty expense, partially offset by an approximately 1.3% increase in costs resulting from higher freight charges and other period costs incurred due to product backlog for certain products.

‘Total cost of revenues’ was $491.5 million and $466.2 million for the nine months ended February 28, 2004 and 2003, respectively. ‘Total cost of revenues’ was 72.1% of revenues for the nine months ended February 28, 2004 compared to 75.1% for the same period in fiscal year 2003. The decrease is primarily the result of lower product costs as a percentage of revenues for the products introduced during the nine months ended February 28, 2004 compared to the products introduced during the prior year.

Sales and Marketing

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, sales support costs, travel expenses and related information technology and facilities costs. Sales and marketing expenses were $38.6 million for the three months ended February 28, 2004 compared to $42.2 million for the three months ended February 28, 2003, a decrease of $3.6 million or approximately 9%. Sales and marketing expenses as a percentage of revenues were 15.9% for the third quarter of fiscal year 2004 compared to 21.3% for the comparable period in fiscal year 2003. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars reflects decreased spending related to marketing programs and promotions of approximately $3.4 million reflecting decreased media advertising and marketing development spending, and reduced consulting costs of approximately $1.4 million primarily due to cost containment efforts. The cost decreases were partially offset by increased employee related and travel costs of approximately $0.9 million.

Sales and marketing expenses were $116.9 million for the nine months ended February 28, 2004 compared to $123.5 million for the nine months ended February 28, 2003, a decrease of $6.6 million or approximately 5%. Sales and marketing expenses as a percentage of revenues were 17.1% for the first nine months of fiscal year 2004 compared to 19.9% for the comparable period in fiscal year 2003. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars is primarily due to an $8.3 million decrease in consulting, personnel and related costs and depreciation reflecting cost controls and restructuring actions to better align our cost structure with our business operations. These decreases were partially offset by increased sales support costs of $1.3 million consistent with our increased revenues, and increased advertising and market development spending of approximately $0.6 million.

Research and Development

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and related information technology and facilities costs. Research and development expenses were $19.8 million for the three months ended February 28, 2004 compared to $15.7 million for the three months ended February 28, 2003, an increase of $4.1 million or approximately 26%. Research and development expenses as a percentage of revenues were 8.2% for the third quarter of fiscal year 2004 compared to 7.9% for the comparable period in fiscal year 2003. The increase in research and development expenses as a percentage of revenues and in absolute dollars is primarily due to a $4.0 million increase in consulting and non-recurring engineering costs for development of our smartphone products.

Research and development expenses were $51.6 million for the nine months ended February 28, 2004 compared to $51.2 million for the nine months ended February 28, 2003, an increase of $0.4 million. Research and development expenses as a percentage of revenues were 7.6% for the first nine months of fiscal year 2004 compared to 8.2% for the comparable period in fiscal year 2003. The decrease in research and development expenses as a percentage of revenue is due to higher revenues during the first nine months of fiscal year 2004 compared to the same period of fiscal year 2003. The increase in research and development expenses in absolute dollars is primarily due to non-recurring engineering costs related to our smartphone product of approximately $3.0 million and increased consulting costs of $1.8 million, partially offset by approximately $4.5 million of savings primarily due to restructuring actions initiated to align our cost structure with our business operations.

General and Administrative

General and administrative expenses consist of employee related costs, travel expenses and related information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses were $9.2 million for the three months ended February 28, 2004 compared to $10.0 million for the three months ended February 28, 2003, a decrease of $0.8 million or approximately 8%. General and administrative expenses as a percentage of revenues were 3.8% for the third quarter of fiscal year 2004 compared to 5.0% for the comparable period in fiscal year 2003. The decrease in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to a decrease in our provision for doubtful accounts of $1.3 million partially offset by increased professional services expenses of $0.4 million related to ongoing litigation.

General and administrative expenses were $27.2 million for the nine months ended February 28, 2004 compared to $27.6 million for the nine months ended February 28, 2003, a decrease of $0.4 million. General and administrative expenses as a percentage of revenues were 4.0% for the first nine months of fiscal year 2004 compared to 4.4% for the comparable period in fiscal year 2003. The decrease as a percentage of revenues and in absolute dollars was primarily due to reduced facilities and site services expenses of $1.3 million, decreased consulting expenses of $0.4 million and lower employee related costs of $0.3 million. These decreases were partially offset by increased professional services expenses of $1.5 million related to ongoing litigation and an increase in our provision for doubtful accounts of $0.2 million related to the overall higher balance of gross accounts receivable.

Amortization of Intangible Assets and Stock-Based Compensation

Amortization of intangible assets and stock-based compensation was $5.4 million for the three months ended February 28, 2004 compared to $0.5 million for the three months ended February 28, 2003, an increase of $4.9 million. The acquisition of Handspring as of October 29, 2003 resulted in the recording of certain intangible assets and deferred stock-based compensation for which $5.3 million of amortization was included in the three months ended February 28, 2004. Amortization of stock-based compensation not related to the Handspring acquisition was $0.1 million for the three months ended February 28, 2004, a decrease of $0.4 million from the three months ended February 28, 2003 primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Amortization of intangible assets and stock-based compensation was $7.5 million for the nine months ended February 28, 2004 compared to $3.0 million for the nine months ended February 28, 2003, an increase of $4.5 million. The acquisition of Handspring as of October 29, 2003 resulted in the recording of certain intangible assets and deferred stock-based compensation for which $7.0 million of amortization was included in the nine months ended February 28, 2004. Amortization of intangible assets for the nine months ended February 28, 2003 was $1.1 million which related to certain intangible assets that became fully amortized or were fully impaired during the fiscal year ended May 31, 2003. Amortization of stock-based compensation not related to the Handspring acquisition decreased $1.4 million primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Impairment Charges

During the third quarter of fiscal year 2003, we incurred an impairment charge of $102.5 million. This charge includes $100.0 million related to approximately 39 acres of land owned by the Company in San Jose, California. Market conditions for commercial real estate in the Silicon Valley have deteriorated since the land was acquired in May 2001; and, during the third quarter of fiscal year 2003, the Company determined that it no longer expected to hold the land as long as would be required to realize the $160.0 million carrying value. As a result, palmOne had adjusted the carrying value to the then current fair market value of $60.0 million. In addition, a $2.5 million impairment charge was recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to the core technology acquired from ThinAirApps. The core technology was no longer considered useful, and its carrying value was not considered to be recoverable. The fair value of the core technology was determined using the discounted cash flow method.

Restructuring Charges

Restructuring charges of $4.5 million recorded during the third quarter of fiscal year 2004 relate to restructuring actions initiated during the quarter, including workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees to streamline the Company consistent with our strategic plan. As of February 28, 2004, approximately 65 regular employees have been terminated as a result of this restructuring.

Restructuring charges of $38.0 million recorded during the third quarter of fiscal year 2003 consist of $16.7 million of charges related to the restructuring actions taken during the third quarter of fiscal year 2003 and a $21.3 million charge related to a change in the estimated costs of the restructuring actions taken in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities.

Restructuring charges of $8.1 million recorded during the first nine months of fiscal year 2004 consist of $4.5 million of charges related to restructuring actions taken during the third quarter of fiscal year 2004 and $3.9 million of charges related to the restructuring actions taken during the first quarter of fiscal year 2004 less $0.3 million of net adjustments related to the restructuring actions initiated in the third quarter of fiscal year 2003:

•	The first quarter of fiscal year 2004 restructuring actions included workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service during the first quarter of fiscal year 2004 and canceled projects related to the implementation of a series of actions to adjust our business consistent with our future wireless plans. As of February 28, 2004, substantially all of these headcount reductions have been completed.

•	The third quarter of fiscal year 2003 restructuring actions included workforce reductions, primarily in the United States, of approximately 140 employees, facilities and property and equipment disposed of or removed from service during the third quarter of fiscal year 2003 and canceled programs related to a series of actions to better align our expense structure with our revenues. As of February 28, 2004, substantially all of these headcount reductions had been completed.

Restructuring charges of $35.3 million recorded during the first nine months of fiscal year 2003 consist of $16.7 million of charges related to the third quarter of fiscal year 2003 restructuring actions and $21.1 million of net charges related to the fourth quarter of fiscal year 2001 restructuring actions, net of $1.5 million of adjustments related to the second quarter of fiscal year 2002 restructuring actions and $1.0 million of adjustments related to the fourth quarter of fiscal year 2002 restructuring actions.

The restructuring actions taken prior to fiscal year 2004 are substantially complete as of the end of the third quarter of fiscal year 2004, except for remaining contractual payments for excess facilities and project termination fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), on a net basis, was $0.5 million of net expense for the three months ended February 28, 2004 compared to $2.6 million of net expense for the three months ended February 28, 2003. Interest and other expense for the third quarter of fiscal year 2004 primarily consisted of $0.6 million of interest income on our cash, cash equivalent and short-term investment balances reduced by a $0.7 million legal settlement and $0.4 million interest expense and bank and other charges. Interest and other expense for the third quarter of fiscal year 2003 primarily consisted of $0.8 million of interest income on our cash balances reduced by $2.6 million of legal settlements and $0.8 million of interest expense and bank and other charges. Interest income decreased primarily as a result of reduced interest rates on our investments. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Interest and other income (expense), on a net basis, was $1.0 million of income for the nine months ended February 28, 2004 compared to $2.4 million of income for the nine months ended February 28, 2003. Interest and other income for the first nine months of fiscal year 2004 primarily consisted of $2.0 million of interest income on our cash, cash equivalent and short-term investment balances and $2.3 million of proceeds from reimbursement for a legal settlement, offset by $2.6 million interest expense and bank and other charges and a $0.7 million legal settlement. Interest and other income for the first nine months of fiscal year 2003 primarily consisted of $3.4 million of interest income on our cash balances and $6.3 million of insurance proceeds from a partial insurance settlement of a business interruption claim, offset by $2.6 million of legal settlements and $4.7 million of interest expense and bank and other charges. Interest income decreased primarily as the result of reduced interest rates on our investments. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Loss from Discontinued Operations

Loss from discontinued operations was $6.6 million for the three months ended February 28, 2003 and $11.6 million and $20.1 million for the nine months ended February 28, 2004 and 2003, respectively. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date and the historical consolidated separation costs incurred to affect the PalmSource distribution. Loss from

PalmSource operations was $4.9 million for the three months ended February 28, 2003 and $6.4 million and $14.6 million for the nine months ended February 28, 2004 and 2003, respectively. Historical consolidated separation costs were $1.7 million for the three months ended February 28, 2003 and $5.2 million and $5.5 million for the nine months ended February 28, 2004 and 2003, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at February 28, 2004 were $190.6 million, compared to $205.0 million at May 31, 2003. The decrease of $14.4 million in cash and cash equivalents was primarily attributable to net purchases of short term investments of $49.3 million reduced by approximately $37.0 million of proceeds from the issuance of our common stock to institutional investors under our universal shelf registration statement. Additional changes in our cash and cash equivalents balances include proceeds of $11.2 million from employee stock plan activity and $16.1 million of cash from the Handspring acquisition, offset by $6.0 million in cash paid to PalmSource as a result of the distribution, cash used in operating activities of $19.4 million and cash used for purchase of property and equipment of $4.2 million. Cash used in operating activities consisted primarily of the net loss from continuing operations of $23.6 million, reduced by non-cash charges of $24.2 million, and a net $20.0 million use of cash related to the changes in assets and liabilities, net of the effect of the business combination.

Net accounts receivable were $101.5 million at February 28, 2004, an increase of $4.7 million or 5% from $96.8 million at May 31, 2003. The increase in net accounts receivable was due to an increase in revenues of approximately $25.3 million in the third quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003 offset by a decrease in days sales outstanding of receivables (“DSO”) to 38 days at February 28, 2004 from 40 days at May 31, 2003.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of February 28, 2004 (in thousands):

	Three Months Ending May 31, 2004	Year Ending May 31,
		2005	2006	2007	2008	Thereafter
Operating lease commitments	$3,189	$11,275	$7,226	$5,844	$5,891	$17,619
Capital lease commitments	223	149	—	—	—	—
Long-term convertible note	—	—	—	35,000	—	—
Other debt obligations	200	800	800	800	533	—
Minimum purchase commitments:
Patent and license	2,400	2,700	—	—	—	—
License and other fees due PalmSource	—	39,000	41,000	42,500	—	—

Total contractual commitments	$6,012	$53,924	$49,026	$84,144	$6,424	$17,619

palmOne facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, palmOne issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was divided into two separate obligations, a portion retained by palmOne and the remainder assumed by PalmSource. palmOne’s note was issued in the principal amount of $35.0 million. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into our common stock at an effective conversion price of $64.60 per share. palmOne may force a conversion at any time, provided our common stock has traded above $99.48 per share for a defined period of time. In the event palmOne distributes significant assets, we may be required to repay a portion of the note. The PalmSource distribution did not represent a significant distribution of assets under terms of the note. The PalmSource distribution did not represent a significant distribution of assets under the terms of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of

$2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of February 28, 2004, the remaining principal amounts of the notes are $2.4 million and $0.8 million.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants the Company certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of February 28, 2004, palmOne’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of palmOne products of approximately $164.3 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank (“SVB”). The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.0% at February 28, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.86% at February 28, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of February 28, 2004 palmOne had used its credit line to support the issuance of letters of credit of $8.5 million.

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

We denominate our sales to certain European customers in the Euro, in Pounds Sterling and in Swiss Francs. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net result of gains or losses on contracts and revaluation was a gain of $0.4 million, $0.8 million, $0.3 million and $0.2 million for the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively, which is included in interest and other income (expense) in our consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. The net cash provided by operating activities during the third quarter of fiscal year 2004 was approximately $20.7 million. We anticipate our February 28, 2004 total cash and cash equivalents and short term investments balance of $239.8 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

Stock Option Information

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to employee retention and motivation, and all of our employees participate in the program. The program consists of two plans: one stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants; and a second stock option plan under which options to purchase common stock may be granted to non-employee members of the Board of Directors. Option vesting periods typically range from one to four years.

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

Employee and Named Executive Officer Option Grants

	2004 YTD	2003	2002
Net grants during the period as a % of outstanding shares	7.6%	5.9%	2.1%
Grants to top five executive officers during the period as a % of total options granted	9.3%	7.6%	15.9%
Grants to top five executive officers during the period as a % of outstanding shares	1.2%	0.7%	0.9%
Cumulative options held by named executive officers as a % of total options outstanding	14.8%	13.5%	11.4%

During the nine months ended February 28, 2004, we granted options to purchase approximately 3.8 million shares of palmOne common stock and assumed 1.9 million options in connection with the Handspring acquisition. Options to purchase approximately 2.2 million shares of palmOne common stock were forfeited. The net grants exclusive of options assumed in the Handspring acquisition represented 6.2% of shares outstanding at the beginning of this fiscal year.

Activity Under All Stock Option Plans

	Nine Months Ended February 28, 2004		Year Ended May 31, 2003 (2)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in thousands)
Outstanding, beginning of period	5,783	$76.92	3,331	$167.29
Granted (1)	5,739	$12.42	3,773	$9.80
Exercised	(1,032)	$9.92	(26)	$9.05
Cancelled	(2,220)	$87.26	(1,295)	$115.15

Outstanding, end of period	8,270	$37.75	5,783	$76.92

(1)	Options granted during the nine months ended February 28, 2004 includes 3.8 million options granted to palmOne employees and directors and 1.9 million options assumed in the Handspring acquisition.

(2)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted and restated to preserve the intrinsic value.

In-the-Money and Out-of-the-Money Option Information

As of February 28, 2004

	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in thousands)
In-the-money	1,200	$5.67	1,284	$9.24	2,484	$7.52
Out-of-the-money (1)	2,326	$95.55	3,460	$20.59	5,786	$50.72

Total options outstanding	3,526	$64.97	4,744	$17.52	8,270	$37.75

(1)	Out-of-the money options are those options with an exercise price equal to or greater than the closing price of $10.03 per share at the end of the quarter.

Option Exercises of Named Executive Officers (1)

	Nine Months Ended February 28, 2004		Number of Shares Underlying Unexercised Options at February 28, 2004		Value of Unexercised In-the-Money Options at February 28, 2004 (2)
Name	Number of Shares Acquired on Exercise	Dollar Gain Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
R. Todd Bradley	—	$—	146,205	287,483	$18,787	$22,790
Eric A. Benhamou	—	$—	163,200	40,740	$136,773	$—
Judy Bruner	—	$—	98,806	102,934	$8,124	$9,080
Angel Mendez	24,191	$205,728	29,121	106,184	$2,390	$11,350
Ken Wirt	7,168	$62,323	47,266	101,478	$7,288	$11,350
Mary Doyle	—	$—	7,168	93,189	$—	$184,084

(1)	This list represents our current and former Chief Executive Officers and the four individuals who are expected to be the most highly compensated individuals for fiscal year 2004 and who are currently serving as executive officers of palmOne.

(2)	Based on a fair market value of $10.03 per share as of February 28, 2004, the closing sale price per share of palmOne’s common stock on that date as reported on the Nasdaq National Market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of February 28, 2004:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,719,560	(3)	$43.63	2,804,197	(1)(2)
Equity compensation plans not approved by security holders	—		—	—

Total	6,719,560		$43.63	2,804,197

(1)	This number of shares includes approximately 1.8 million shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”), 0.9 million shares of our common stock reserved for future issuance under our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) and 0.1 million shares of our common stock reserved for future issuance under our Non-Employee Director Stock Option Plan.

(2)	Our 1999 Stock Plan also provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount as may be determined by our Board of Directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to the lesser of 2% of the outstanding shares of our common stock on such date, 500,000 shares or the amount determined by our Board of Directors.

(3)

This number of shares does not include outstanding options to purchase 1,549,957 shares of our common stock assumed through various mergers and acquisitions. At February 28, 2004, these assumed options had a weighted average exercise price of $12.28 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of palmOne common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of palmOne common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans in specific circumstances, for example: the PalmSource distribution.

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

Our operating results are difficult to predict. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	changes in consumer and enterprise spending levels;

•	changes in general economic conditions and specific market conditions;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	price and product competition from other handheld or smartphone devices or other devices with similar functionality;

•	seasonality of demand for our products and services;

•	variations in product costs or the mix of products sold;

•	quality issues with our products;

•	changes in terms, pricing or promotional programs;

•	competition for consumer discretionary spending by other products;

•	loss of key distributors or other channel customers;

•	inability of our third party manufacturers or suppliers to produce sufficient quantities of quality products or product components on time;

•	inability to add or replace third party manufacturers or suppliers in a timely manner;

•	failure to achieve targeted product cost reductions and operating expense reductions;

•	the timely introduction and market acceptance of new products and services;

•	excess inventory or insufficient inventory to meet demand; and

•	litigation brought against us.

Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to develop and introduce new products and services successfully and in a timely manner, or if our wireless products do not meet wireless carrier and governmental or regulatory certification requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

Wireless carriers significantly affect the ability of smartphone providers such as us to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to deliver sufficient quantities of product in a timely manner to wireless carriers, those carriers may choose to offer similar products from our competitors and thereby reduce their focus on our products. In addition, we are required to certify our wireless products with governmental and regulatory agencies and with the wireless carriers for use on their networks. The certification process can be time consuming, could delay the offering of our wireless device products on additional carrier networks and affect our ability to timely deliver products to customers.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology, and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business and financial results.

Changes in demand for handheld computing and communications devices may adversely affect our revenues and results of operations.

We operate in the handheld computing and communications industry which incorporates both handheld and smartphone devices. Over the last couple of years, we have seen year-over-year declines in the volume of handheld devices sold while demand for smartphone devices has continued to develop. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we are rebalancing investment towards smartphone products in response to forecasted market demand trends. We cannot assure you that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. If we are unable to adequately respond to changes in demand for handheld and smartphone devices, our revenues and results of operation could be adversely affected.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share, and our results of operations and financial condition would suffer.

We compete in the handheld computing and communications industry with both handheld and smartphone solutions. The market for these products and services is highly competitive, and we expect increased competition in the future, particularly as companies from various established industry segments, such as mobile handset, personal computer and consumer electronics, increasingly develop and market products that compete with our products. Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than us in certain customer segments. In addition, many of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products. They may also be better able to withstand lower prices in order to gain market share at our expense. Finally, these competitors bring with them customer loyalties, and such loyalties may limit our ability to attract new users despite superior product offerings.

Our devices compete with a variety of mobile computing products. Our principal competitors include:

•	personal computer companies which also develop and sell handheld computing products, such as Acer, Apple, Dell, Hewlett-Packard and Toshiba;

•	consumer electronics companies which also develop and sell handheld computing products, such as Casio, Sharp and Sony;

•	Research In Motion Limited (“RIM”), a leading provider of wireless email, instant messaging and Internet connectivity;

•	mobile handset manufacturers which also develop and sell wireless handheld and smartphone products such as Audiovox, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung, Sanyo and Sony-Ericsson; and

•	a variety of privately held start-up companies looking to compete in our current and future markets, such as Danger and Tapwave.

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

The recent separation of PalmSource into an independent company may result in more competition for our handheld and smartphone devices as PalmSource may license the Palm OS to companies who compete directly or indirectly with us. For example, PalmSource has a license agreement with Sony and has signed Palm OS license agreements with HuneTech, Lenovo (formerly known as Legend) and Group Sense (International) Limited, located in the Asia Pacific region. Increased competition from licensees of the Palm OS platform could negatively impact our revenues, gross margins and results of operations.

Successful new product introductions or enhancements by our competitors could cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld or smartphone devices and our cost of revenues could be adversely impacted.

The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to competition, variations in economic conditions, seasonality, changes in consumer and enterprise preferences and relatively short product life cycles. It is particularly difficult to forecast demand by individual product. In addition, we have limited experience supplying smartphones to the wireless carrier channel which makes forecasting demand for our smartphone products more difficult. Significant unanticipated fluctuations in demand could result in costly excess production of inventories or the inability to secure sufficient quantities or cost-effective production of our handheld or smartphone devices. This could adversely impact our cost of revenues and financial condition.

As we build strategic relationships with wireless carriers, we could be exposed to significant fluctuations in revenue for our smartphone products.

Because of their large sales channels, strategic carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending upon customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with new and existing strategic partners, our smartphone revenue could be subject to significant fluctuation based upon the timing of carrier product launches, carrier inventory requirements and our ability to forecast and satisfy carrier and customer demand.

We are primarily a device solutions company and do not have the diversification that we had prior to spinning off PalmSource’s operating system and software business.

We develop, market and sell handheld and smartphone devices, add-ons and accessories as well as related services and software. Developing and licensing operating system software, personal information management software and software development tools is the business of PalmSource, which is now an independent public company outside of our control, though we are not precluded from re-entering the operating system and software licensing markets. As a result, we lack the diversification that PalmSource provided and are more dependent on the hardware side of the mobile device industry and its fluctuations, and our stock price is subject to greater volatility.

We rely on third parties to design, manufacture and support our handheld and smartphone devices and third party distribution centers to distribute our handheld and smartphone devices, and our reputation and revenues could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. In addition, these third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property.

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

Our handheld and smartphone device products are currently manufactured by our third party manufacturers at their international facilities, which are located primarily in China and Mexico. In addition, we have entered into an agreement with a third party manufacturer to manufacture and sell our handheld device products in Brazil. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and smartphone devices. Our reliance on third party manufacturers exposes us to risks, which are not in our control and our revenues or cost of revenues could be negatively impacted. For example, an outbreak of Severe Acute Respiratory Syndrome (SARS) in China could result in quarantines or closures of our third party manufacturers or their suppliers. In the event of such a quarantine or closure, our revenues, or cost of revenues and results of operations, could be negatively impacted.

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

We outsource most of the warranty support, product repair and technical services for our products to third party providers. We depend on their expertise and we rely on them to provide satisfactory levels of service. If our third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and revenues could suffer. We are currently in the process of transitioning the majority of our customer and product support to a new third party provider and if this transition is not completed in a timely and seamless manner, the satisfaction of our customers and our results of operations could suffer.

As a result of the Handspring acquisition, we may choose to rationalize third party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and revenues and our results of operations could be adversely impacted.

Our contract distribution facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter. As a result of economic conditions or other factors, our distribution facility providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. In addition, we do not have contracts with all of our third party distribution providers. The absence of agreements means that, with little or no notice, these distribution facility providers could refuse to continue to provide warehouse and distribution services for all or some of our devices or change the terms under which they provide such services. Any disruption of distribution facility services could have a negative impact on our revenues and results of operations. For example, we have recently transferred our outsourced distribution and warehouse services for the United States, Canada and most of Latin America, to a new provider. Any interruption or delay in delivery of our products could have a significant, adverse impact on our market share, revenues, results of operations and financial condition.

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

Our handheld and smartphone products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers, one of which is also a competitor of ours in certain markets. Alternative sources are not always available or may be financially prohibitive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. If suppliers were unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our handheld and smartphone device products will be seriously harmed. For example, we are currently experiencing a shortage of screens and related integrated circuits that is affecting the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers are currently capacity constrained due to high industry demand for some components and relatively long lead times to expand capacity.

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

We have a license agreement with PalmSource, which extends through December 2006. Our license of the Palm OS from PalmSource is critical to the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources. We currently rely exclusively on PalmSource to provide the operating system for all of our handheld and smartphone device products. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to supply a competitive platform or an unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource regardless of the volume of devices we sell containing the Palm OS. Our business could be seriously harmed if:

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

Our business would also be harmed if PalmSource were not able to successfully implement its business strategy or is otherwise unsuccessful as a stand-alone company. In addition, we cannot assure you that PalmSource will remain an independent public company now that the distribution has occurred. While our software license agreement with PalmSource includes certain protections for us if PalmSource is acquired, these protections may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.

Given our historical and ongoing relationships with PalmSource other operating system companies may decline to do business with us or may do business with us on less favorable terms, which could adversely affect our business and results of operations.

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

We rely on wireless carriers, distributors, retailers and resellers to sell our products and provide us with timely and accurate information, and disruptions to these channels or their failure to provide timely and accurate information could adversely affect our results of operations and financial condition.

Our wireless carriers, distributors, retailers and resellers sell products offered by our competitors. If our competitors offer our wireless carriers, distributors, retailers and resellers more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain channel customers could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. For example, we were recently notified by one of our significant retail customers that it plans to de-emphasize handheld devices. If we are unable to maintain successful relationships with carriers, distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

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

We rely on our wireless carriers, distributors, retailers and resellers to provide us with timely and accurate information about their sales and inventory levels of products purchased from us. We use this information in our forecasting process as one of the factors to plan future production and sales levels, which in turn influences our public financial forecasts. We also use this information as a factor in determining the levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.

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

The amount of future wireless carrier subsidies is uncertain, and wireless carriers are free to lower or reduce their subsidies with little notice to us.

When we sell our wireless products on our own website, we sometimes have the opportunity to earn subsidies from wireless carriers if the customer also purchases a voice or data plan from the wireless carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, the wireless carriers that currently provide palmOne with subsidies may reduce or discontinue these subsidies with little notice. While we believe wireless carriers will continue to offer subsidies to palmOne, if these subsidies were reduced or eliminated the gross margins for the affected products sold through our web site would decline and we would be more limited in our ability to sell at prices that are attractive to cost sensitive consumers.

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

Our handheld and smartphone devices are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required by law in some countries to provide a two-year warranty for certain defects. We must develop our hardware and software application products quickly to keep pace with the rapidly changing handheld computing and communications market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. We invested significantly in the acquisition of Handspring which recently introduced the Treo 600 smartphone. We believe that the Treo 600 is critical to our success in the smartphone device business and our overall future success, but it is still a new product. Our handheld and smartphone products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, revenues, cost of revenues and financial condition.

We have limited use and control of the Palm and palmOne brands following the PalmSource distribution, which could adversely affect our revenues and results of operations.

We believe that the Palm brand is a valuable asset. Prior to the PalmSource distribution, all Palm and PalmSource trade names, trademarks, service marks and domain names containing the word or letter string “palm” were assigned to the Palm Trademark Holding Company, LLC, a holding company owned by palmOne and PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Following the PalmSource distribution, we changed our branding strategy and corporate name to palmOne and Nasdaq ticker symbol to “PLMO”. While we will continue to use elements of the Palm brand pursuant to a trademark license from the holding company, we will have limited use of the Palm and Palm related brands and we cannot assure you that these changes will not have an adverse impact on our business. If we develop a product based on an OS platform other than the Palm OS, we would not be able to use the word or letter string “palm” in the branding of that product. Because our company name includes the letter string “palm”, such a product may result in the need to modify our corporate structure, which could be costly, and incur significant marketing expenses to establish a new brand. In addition, if we are unable in the future to license the Palm-related trademarks, service marks, domain names and trade names from the Palm Trademark Holding Company, LLC, or if the holding company fails to enforce its intellectual property rights in them successfully, our competitive position could suffer, which could harm our business.

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

We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS. While the District Court dismissed the case in 2000, ruling that the Xerox patent is not infringed by the Graffiti handwriting recognition system, Xerox appealed the dismissal. The Appellate Court reversed and remanded the case to the District Court for further proceedings. The District Court subsequently found the patent valid, enforceable and infringed. Palm appealed the judgment in December 2001.

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

We cannot assure you that palmOne will be successful in the litigation. If we are not successful, we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. Accordingly, if Xerox is successful, our business, results of operations and financial condition could be significantly harmed and we may be rendered insolvent. In addition, Xerox might again seek an injunction preventing us or Palm OS licensees from offering products with Palm OS with Graffiti handwriting recognition software. We have largely transitioned our products to a handwriting recognition software, as well as to physical keyboards, that does not use Graffiti.

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

Our failure to meet the challenges involved in successfully integrating the operations of Handspring or to realize any of the anticipated benefits of the acquisition of Handspring, including the anticipated annual cost savings of approximately $25 million from improved operating efficiencies, could seriously harm our results of operations. Realizing the benefits of the transaction will depend in part on the integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business. The challenges involved in this integration include the following:

•	retaining key employees, and their technical expertise and customer relationships, and maintaining employee morale for both employees of our historical business and employees from Handspring;

•	overcoming any perceived adverse changes in business focus, including demonstrating to our customers that the acquisition of Handspring will not result in adverse changes in customer service standards or business focus and helping customers conduct business easily with palmOne;

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•	combining product offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of palmOne;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	balancing investment between our handheld solutions and the smartphone solutions acquired from Handspring;

•	preserving distribution, manufacturing, supplier, marketing and other important relationships of both our historical business and Handspring and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention away from regular business responsibilities and ongoing business concerns due to their integration activities;

•	overcoming potential incompatibility of the business cultures of our historical business and Handspring; and

•	coordinating and combining foreign operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

Failure to successfully integrate Handspring or to realize the anticipated benefits and synergies of the acquisition could seriously harm our results of operations and future business prospects.

Our historical financial information may not be reliable as an indicator of future results due to the spin-off of PalmSource and the acquisition of Handspring. In addition, charges to earnings resulting from the application of the purchase method of accounting may adversely affect our results of operations and the market value of our common stock.

The historical financial information for palmOne, which includes results of the PalmSource business as discontinued operations, does not necessarily reflect what palmOne’s financial position, results of operations and cash flows would have been had the PalmSource business not been a part of Palm during historical periods. The results of operations and financial position of PalmSource were carved out of the historical results of operations of Palm and are not necessarily indicative of what each business would have represented as separate stand-alone companies. In addition, in accordance with United States generally accepted accounting principles, we accounted for the acquisition of Handspring using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price to Handspring’s net tangible assets and amortizable intangible assets, based on their fair values as of the effective date of the acquisition of Handspring, and recorded the excess of the purchase price over those fair values as goodwill. We will incur depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition of Handspring which will have an adverse effect on our results of operations. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations, which could adversely affect the market value of our common stock.

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

If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. As a result of the acquisition of Handspring, we experienced a change in our ownership of approximately 30%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our cash flows could be adversely impacted due to our increased tax liability.

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

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, computer viruses, terrorist attacks, wars, health epidemics and other events beyond our control. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

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

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us, our customers, our suppliers or our competitors, such as new product announcements, acquisitions or restructurings;

•	actions by institutional stockholders or financial analysts;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

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

Interest Rate Risk.

We currently maintain an investment portfolio consisting mainly of cash equivalents and short term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. Our investment portfolio is invested primarily in debt securities. We do not use derivative financial investments in our investment portfolio. Our cash and cash equivalents are primarily invested with maturities of less than 90 days, and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2004 would cause an immaterial decline in the fair value of our cash and cash equivalents. Our short term investment portfolio is invested with maturities of greater than 90 days but less than two years, and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2004, would cause a decline of less than 1.5% in the fair market value of our short term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

Foreign Currency Exchange Risk

We denominate our sales to certain European customers in the Euro, in Pounds Sterling and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net of gains and losses from these contracts and the revaluation of the foreign denominated assets and liabilities was a gain of $0.4 million, $0.8 million, $0.3 million and $0.2 million for the three months ended February 28, 2004 and 2003 and the nine months ended February 28, 2004 and 2003, respectively, and is included in interest and other income (expense) in our condensed consolidated statements of operations. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense).

Equity Price Risk

We have investments in public and private companies valued at approximately $1.2 million as of February 28, 2004. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

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

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to the cases set forth below and is vigorously contesting these matters. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, but an unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring has been merged into palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656 (the “‘656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems.

Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the Court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The Court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the Court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If palmOne is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for palmOne that would have a significant adverse impact on palmOne’s operations and financial condition if palmOne has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful with regard to this remand to the District Court, Xerox has stated in its Court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in the proceedings in the District Court, palmOne might be liable to PalmSource’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation. On December 10, 2003 the District Court heard oral arguments on palmOne’s motion for summary judgment due to invalidity and Xerox’s motion for summary judgment that the patent is not invalid. A decision on such motions is pending.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. On February 9, 2004 E-Pass filed another lawsuit in the Northern District of California naming palmOne, Handspring and PalmSource as defendants, a case captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Civil Action C04-0528. This recently filed suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identified additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

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

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and reached settlement, which received preliminary Court approval in December 2003 and the settlement class members received notification in early 2004 pursuant to the Court order. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and reached a settlement which received final Court approval in February 2004.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm filed a motion to dismiss the lawsuit in its entirety which the Court granted in March 2004.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties agreed to a settlement which received final Court approval in February 2004.

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

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement, contributory infringement, inducement of infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. palmOne believes that the claims are without merit and intends to defend against them vigorously. The case is scheduled for trial in 2004.

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

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. The cases were consolidated and a tentative settlement was reached in October 2003 subject to appropriate documentation, confirmatory discovery and Court approval.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Employee Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.6	4/10/00

2.7	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.8	Master Transitional Services Agreement between 3Com and the registrant.	10-Q	000-29597	2.8	4/10/00

2.9	Real Estate Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.9	4/10/00

2.10	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.11	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.12	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.13	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.14	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.15	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.16	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.17	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.18	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.19	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.20	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.21	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.22	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.23	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.24	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.25	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.26	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.27	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.28	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.29	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.30	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.31	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.32	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.33	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.34	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.35	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.36	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.37	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.38	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.39	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

2.40	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.	S-4	333-106829	2.37	7/3/03

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws	10-Q	000-29597	3.2	1/12/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank)	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003					X

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.					X

10.1	1999 Stock Plan, as amended.	S-8	333-109302	10.1	9/30/03

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	10-Q	000-29597	10.3	1/10/03

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Employment Offer Letter for David C. Nagel dated September 13, 2001.	10-Q	000-29597	10.24	10/15/01

10.16**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.	10-Q/A	000-29597	10.25	4/17/02

10.17**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.18	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.19**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.28	4/17/02

10.20**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.29	4/17/02

10.21**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.30	1/14/02

10.22	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.31	1/14/02

10.23	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.32	1/14/02

10.24**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.33	4/17/02

10.25	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.	10-Q	000-29597	10.34	1/14/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.35	1/14/02

10.27	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.36	1/14/02

10.28	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.29**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.30	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.	10-Q	000-29597	10.41	10/11/02

10.31	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.	10-Q	000-29597	10.42	10/11/02

10.32	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.33	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.34	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.	10-Q	000-29597	10.45	10/11/02

10.35	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.46	1/10/03

10.36	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.37†	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.38	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.	10-Q	000-29597	10.40	10/14/03

10.39	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.40	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.41	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.

(b)	Reports on Form 8-K

(1)	On December 18, 2003, the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on December 18, 2003, the registrant was issuing a press release and holding a conference call regarding its financial results for the second quarter of fiscal year 2004 and including such press release as an exhibit under Item 7 of Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

palmOne, Inc. (Registrant)

Date:	April 6, 2004	By:	/s/ JUDY BRUNER

Judy Bruner Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Employee Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.6	4/10/00

2.7	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.8	Master Transitional Services Agreement between 3Com and the registrant.	10-Q	000-29597	2.8	4/10/00

2.9	Real Estate Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.9	4/10/00

2.10	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.11	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.12	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.13	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.14	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.15	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.16	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.17	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.18	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.19	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.20	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.21	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.22	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.23	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.24	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.25	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.26	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.27	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.28	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.29	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.30	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.31	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.32	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.33	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.34	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.35	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.36	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.37	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.38	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.39	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

2.40	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.	S-4	333-106829	2.37	7/3/03

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws	10-Q	000-29597	3.2	1/12/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank)	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003					X

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.					X

10.1	1999 Stock Plan, as amended.	S-8	333-109302	10.1	9/30/03

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	10-Q	000-29597	10.3	1/10/03

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Employment Offer Letter for David C. Nagel dated September 13, 2001.	10-Q	000-29597	10.24	10/15/01

10.16**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.	10-Q/A	000-29597	10.25	4/17/02

10.17**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.18	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.19**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.28	4/17/02

10.20**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.29	4/17/02

10.21**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.30	1/14/02

10.22	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.31	1/14/02

10.23	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.32	1/14/02

10.24**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.33	4/17/02

10.25	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.	10-Q	000-29597	10.34	1/14/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.35	1/14/02

10.27	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.36	1/14/02

10.28	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.29**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.30	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.	10-Q	000-29597	10.41	10/11/02

10.31	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.	10-Q	000-29597	10.42	10/11/02

10.32	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.33	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.34	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.	10-Q	000-29597	10.45	10/11/02

10.35	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.46	1/10/03

10.36	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.37†	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.38	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.	10-Q	000-29597	10.40	10/14/03

10.39	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.40	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.41	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X

**	Confidential treatment granted on portions of this exhibit.

†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the Commission.