Form 10-K
period 2004-05-28
PALMONE INC
filed 2004-08-05
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended May 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 28, 2003, as reported by the Nasdaq National Market, was approximately $527,601,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 15, 2004, 48,048,104 shares of the registrant’s Common Stock were outstanding.

The registrant’s proxy statement relating to the 2004 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

palmOne, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2004*

References to “palmOne,” “Company,” “we,” “us,” and “our” in this Form 10-K refer to palmOne, Inc. and its subsidiaries unless the context requires otherwise.

*	Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding handheld computing and communications products and the handheld computing and communications market; our leadership position in the handheld computing and communications device market; our corporate strategy, developing market-defining products, capitalizing on industry trends, maintaining strategic contribution from our handheld computers and increasing the adoption of smartphones; the market opportunity available to us; the impact of wireless technology; our ability to capitalize on industry trends and grow our business; our ability to attract new customers, drive the upgrade cycle and drive early adoption of handheld devices by consumers; the future of the smartphone market and our role in it; competition and our competitive advantages; our expectations regarding our product lines; our relationship with wireless carriers; international business, international sales and international markets; our ability to increase revenue; product development, design and innovation relating to new and existing products, technologies and solutions; customer needs and preferences; our methods of product development and expanding product functionality; our properties, facilities, operating leases and our ability to secure additional space; revenues; potential new market opportunities; the completion of our restructuring activities and the savings therefrom; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; dividends; our tax strategy; sales of securities under our universal shelf registration statement and the use of proceeds therefrom; the impact of accounting pronouncements on our results; our operating results; and legal proceedings by and against us. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Business Environment and Risk Factors” on page 34 herein. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

The stockholder communication document accompanying this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, statements regarding our intentions, expectations and beliefs regarding our profitability and future growth; our corporate strategy; the impact of wireless technology and advanced data platforms; captitalizing on industry and market trends, including the effect of such trends on mobile applications; product development, design and innovation relating to new and existing products, technologies and solutions; maintaining strategic contribution from our handheld computers; our market share; our ability to attract new customers, drive the upgrade cycle and drive early adoption of handheld devices by consumers; our plans, strategies and expectations regarding the adoption of smartphones and our plans for future smartphone products; and our vision for handheld computing and communications. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially, including, without limitation, the following: fluctuations in economic conditions and the demand for our products, services and solutions; delays in the development and adoption of wireless technology; our ability to control and successfully manage our expenses, cash position and inventory; growth and evolving product and customer preferences in the markets for our products, services and solutions; our ability to compete with existing and new competitors and possible changes in the strategies of competitors; technological shifts in the markets in which we compete; our ability to develop innovative products, features, services and solutions; possible development or marketing delays related to offerings of products and solutions; possible defects in products and technologies; and litigation. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our Annual Report on Form 10-K filed with the SEC on August 3, 2004. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this letter.

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

Part I

Item 1.    Business

Business Summary

palmOne, Inc. is a leading global provider of handheld computing and communications devices. We target consumer, business, education and government users around the world. palmOne currently offers the Zire, Tungsten and Treo families of handheld computing and communications devices and related add-ons and accessories. Since palmOne introduced its first handheld computer in 1996, we have shipped over 26.4 million handheld devices worldwide as of May 31, 2004.

palmOne’s total revenue has grown from approximately $1 million in fiscal year 1995 to $949.7 million in fiscal year 2004. We hold the leading worldwide market share in handheld computers and are emerging as a key provider of handheld communication (smartphone) devices by virtue of our critically acclaimed Treo product line.

In reviewing our historical financial information, including all historical information presented in this Form 10-K, investors should be aware that our historical results of operations include results from PalmSource as discontinued operations through October 28, 2003, the date of the PalmSource spin-off and do not include the results of operations of Handspring until October 29, 2003, the date of acquisition. As such, the results are not strictly comparable year to year. Please refer to Notes 3 and 4 to consolidated financial statements for a more detailed description.

Corporate Background

We were incorporated in 1992 as Palm Computing, Inc. In 1995, we were acquired by U.S. Robotics Corporation. In 1996, we sold our first handheld computer, quickly establishing a significant position in the handheld computing industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate our business from 3Com’s business to form an independent, publicly traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003 we acquired Handspring, Inc. and changed our name to palmOne, Inc., or palmOne.

Corporate Strategy

The handheld computing and communications device market is large and growing. Our objective is to be the leader in the handheld computing and communications device market. To achieve this objective, the four key elements of our strategy are:

•	Develop market-defining products that deliver a great user experience. Customer requirements and user experience drive our product design and development. palmOne has a long track record of innovation. We revolutionized handheld computing in 1996 with the launch of the Pilot—the “connected organizer”—that allowed users to synchronize their calendar and contact list with a personal computer. From the original Pilot to today’s Zire, Tungsten and Treo product lines, we have maintained a top position in our target markets by focusing on the customer.

•	Capitalize on industry trends. Infrastructure and technology advancements enable new applications, which we expect will drive increased market demand for our products. The emergence of high-speed wireless data networks fundamentally enhances the utility of a mobile device with wireless capabilities by increasing users’ ability to communicate and manage their personal digital information anytime, anywhere. At the same time, underlying device platforms are evolving rapidly. For example, today’s handheld devices have richer color displays and increased memory and computing power. Wireless data capabilities and today’s advanced device platforms pave the way for new mobile applications, such as those involving email, office documents, mapping, digital photos and music. By incorporating these new applications into our products, we intend to bring new customers to the category and drive an upgrade cycle for the millions of people who already own a handheld computing device.

•	Maintain strategic contribution from handheld computers. palmOne’s leadership position in handheld computers is important to our overall success. palmOne will continue to attract first-time buyers, traditional mobile professionals, and digital media enthusiasts with our Zire and Tungsten handheld product lines. Entry-level handhelds increase our market share, bring new people to the category and provide a foundation for future upgrade sales to higher-end handheld computers and smartphones. Handheld computers provide presence in the marketplace for our brand and products, scale, revenue diversification and a technology development platform which can be leveraged to grow our sales of smartphones.

•	Increase adoption of smartphones. We are focusing a significant amount of our resources on handheld wireless communication devices, or smartphones. Market researcher IDC estimates that worldwide smartphone shipments will grow approximately 51% per year from 2004 through 2008. Smartphone products require careful integration of several key features—voice, personal information management, or PIM, and messaging. Successfully combining these functions, while minimizing trade-offs (such as size, weight and battery life), is difficult. palmOne brings a unique perspective to this market—combining mobile computing and communications capabilities. To help drive smartphone adoption, palmOne intends to expand the number of smartphones we offer, broaden our carrier relationships and work closely with application providers to optimize our device platform for wireless applications and market smartphone solutions to our installed base of handheld computing users.

Products and Services

palmOne sells products under three sub-brands: Zire, Tungsten and Treo. The Zire family is primarily designed for and targeted at consumers, including entry-level and digital media enthusiasts. The Treo and Tungsten lines are primarily designed for and targeted at business professionals and enterprise users. These product families span the handheld computing and communications device market.

Our products are differentiated in terms of price, functionality and software applications that are delivered with the device. Standard software in all of our products includes an address book, date book, clock, to do list, memo pad, note pad and calculator. Other features that can be found in some of our products include:

•	wireless communication capabilities, such as Bluetooth, WiFi, CDMA and GSM/GPRS, to enable messaging, email and web browsing;

•	multimedia features, allowing users to capture and view photos, capture and view video clips and listen to MP3 music;

•	an infrared port for exchanging information between devices;

•	a secure digital/multimedia card, or SD/MMC, slot for stamp-sized expansion cards for storage, content and input/output devices;

•	data synchronization technology (Hotsync) enabling the device to synchronize with desktop applications such as Microsoft Outlook; and

•	productivity software, such as DataViz®’s Documents to Go® which allows users to create, view and edit Microsoft Word and Excel files and view and share PowerPoint presentations.

Zire

The Zire’s mix of price, functionality and performance has expanded our available market to new users, as indicated by our user registration data. We believe that by making an entry-level product such as the Zire available, we are driving the early adoption of handheld devices by consumers who would not otherwise own a handheld. This increases revenue and the potential for future upgrade purchases as customers become accustomed to handheld technology and demand additional functionality in the future. There are three products in the current Zire family.

The Zire 21 handheld was introduced in October 2003 and is a successor to the original Zire with a suggested retail price, or SRP, under $100. This handheld includes a monochrome 4-bit Grayscale display, a 126MHz Texas Instruments Open Mobile Application Platform, or OMAP, processor and is based on Palm operating system, or Palm OS, 5.2.1.

The Zire 31 handheld was introduced in April 2004. It is aimed at attracting the first-time buyer who wants a more full-featured, low-cost handheld. The Zire 31 is the lowest cost color handheld on the market and features 16MB of memory, MP3 playback with a stereo headphone jack, five-way Navigator Button to allow access to information with just one hand, improved PIM applications and an expansion slot which supports SD/MMC and secure digital input output, or SDIO, expansion cards. The Zire 31 is powered by a 200MHz Intel XScale processor and is based on Palm OS 5.2.8.

The Zire 72 handheld was also introduced in April 2004. It is a successor to the Zire 71 and is aimed at young professionals who want media, productivity and all-around versatility. The Zire 72 features a 1.2 megapixel integrated camera, video capture with audio, MP3 playback with RealOne Mobile Player loaded into read-only memory, or ROM, the ability to listen to stereo quality MP3 music and watch video clips using the Kinoma player, best-in-class office compatibility, 32MB of memory, five-way navigation button, an SD/MMC slot and a 320x320 transflective Thin Film Transistor, or TFT, color display. The Zire 72 is powered by a 312MHz Intel XScale processor and is based on Palm OS 5.2.8.

Tungsten

Tungsten handhelds craft advanced technologies into pocketable solutions that provide uniquely efficient handheld experiences for mobile professionals and serious business users. There are three products in the current Tungsten family.

The Tungsten E handheld was introduced in October 2003 and is aimed at cost-conscious professionals who require premium power and performance. With the Tungsten E, users can create, edit and view Microsoft Word, Excel, and other Windows-compatible files as well as listen to MP3s. The Tungsten E features five-way navigation, an SD/MMC slot, a 320X320 transflective TFT color display and 32MB of internal memory. The Tungsten E is powered by a 126MHz Texas Instruments OMAP processor and is based on Palm OS 5.2.1.

The Tungsten T3 handheld was introduced in October 2003 and includes a slider design that conceals the Graffiti II writing area, five-way navigation, an SD/MMC slot and a 320x480 transflective TFT color display which rotates from portrait to landscape with the touch of a button. This handheld offers a voice recorder for important memos, improved PIM capabilities, and ability to create, edit and view Microsoft Word, Excel and other Windows-compatible files as well as the ability to listen to MP3s, view photos and watch video clips with high-quality sound and video clarity. The Tungsten T3 has integrated wireless capability using Bluetooth technology, which is a short-range radio technology facilitating data transfer between compatible Bluetooth devices such as mobile phones, laptops, printers, access points and other handhelds. Using a compatible Bluetooth-enabled mobile phone as a modem, a user can access the Internet or email wirelessly. The Tungsten T3 includes 64MB of memory, is powered by a 400MHz Intel XScale processor and is based on Palm OS 5.2.1.

The Tungsten C handheld was introduced in April 2003. This product was designed for the mobile professional in a wireless networked campus, a home network or public hotspots that provide users broadband wireless Internet access. The Tungsten C includes integrated WiFi capability, a built-in keyboard, five-way navigation, an SD/MMC expansion slot, a 320x320 transflective TFT color display and 64MB of memory. It includes virtual private network, or VPN, software to access behind-the-firewall data and email using palmOne’s VersaMail 2.5 email client. The Tungsten C is powered by a 400MHz Intel XScale processor and is based on Palm OS 5.2.1.

Treo

Treo smartphones seamlessly combine a full-featured mobile phone and wireless data applications, such as email, messaging and web browsing, in a small, compact, yet easy-to-use device that simplifies both business and personal life by integrating applications typically included in separate devices into one device. Our target customer for the Treo is an individual who would otherwise carry multiple devices such as a cell phone, a laptop or handheld computer.

The Treo 600 was first shipped in September 2003 and is an integrated device with a smaller, more phone-like form factor than previous generations of smartphone solutions. The Treo 600 is available in a dual-band CDMA version and a quad-band GSM/GPRS version and is offered by carriers such as AT&T Wireless, Cingular, KPN, Orange, Rogers Wireless, Sprint, T-Mobile, and Verizon. The Treo 600 has the following features: a QWERTY and numeric keyboard, 32MB of memory, a bright color display, a five way navigation button for ease of use with one hand, a built-in VGA-resolution camera, an SD/MMC expansion slot, as well as a new version of the Blazer web browser. This smartphone uses a 144 MHz Texas Instruments OMAP processor and is based on Palm OS 5.2.1H.

Add-ons and Accessories

palmOne offers add-ons and accessories to enhance the end user’s handheld and smartphone experience, including portable keyboards, SD/MMC expansion cards for storage and content, modems and carrying cases. In addition, we provide the ability to purchase and download software applications through a link on our palmOne.com website.

Customers

We sell our products to distributors, retailers, resellers and wireless carriers and to end-users. In fiscal years 2004, 2003 and 2002, our customers Ingram Micro represented 15%, 19%, and 17% and Tech Data represented 7%, 9% and 10% of consolidated revenues, respectively. Ingram Micro and Tech Data are distributors of our products.

Competition

Competition in the handheld computing and communications device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our handheld computing and communications devices are functionality, features, operating system, styling, brand, price, availability of third party software applications, customer and developer support and access to sales and distribution channels. Our devices compete with a variety of mobile devices, including pen- and keyboard-based devices, mobile phones, converged voice/data devices and sub-notebooks and personal computers. Our principal competitors include:

•	personal computer companies, such as Acer, Apple, Dell, Hewlett-Packard and Toshiba which also develop and sell handheld computing products;

•	consumer electronics companies, such as Casio, Sharp and Sony which also develop and sell handheld computing products;

•	wireless email companies, such as Research In Motion;

•	mobile handset manufacturers, such as Audiovox, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung, Sanyo, Sendo, Siemens, Sierra Wireless and Sony-Ericsson, which also develop smartphone products; and

•	a variety of early-stage technology companies such as Danger and Tapwave.

Most of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. They also may devote greater resources to the development, promotion and sale of their products than we do.

We believe, however, that we compete favorably with respect to some or all of the competitive factors affecting the handheld computing and communications device market, which is reflected by our greater installed-base of handheld computing users, our leading market share and strong brand recognition.

Sales and Marketing

palmOne sells its products to distributors, retailers, resellers, and wireless carriers through its sales force, and directly to end-users through its web site at www.palmOne.com and its palmOne retail stores in the United States.

For our handheld products, in the United States, retailers represent our largest sales channel and include national and regional office supply stores, computer superstores, consumer electronics retailers and mass merchants. Distributors represent our second largest United States sales channel and generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. Internationally we sell our products primarily through distributors. We have over 100 international distributors covering Europe, Latin America, Canada, Asia, the Middle East and South Africa. These distributors sell primarily to retailers and resellers.

For our smartphone products, wireless carriers collectively represent our largest sales channel. We also sell smartphones through distribution partners. We have worked to develop strong relationships with a variety of wireless carriers around the world. Some of our carrier relationships include AT&T Wireless, Cingular, Sprint, T-Mobile and Verizon in the United States and with Orange in Europe. We work with carriers in different ways, depending on each carrier’s unique situation and requirements. Some of these relationships include co-development, product customization for the carrier’s network, systems integration and joint marketing and sales. Other carriers typically purchase non-customized Treos either from palmOne directly or from a palmOne distributor. In addition, some of the carriers we work with offer end-user rebates on their sale of our smartphones that benefit the sale and marketing of our products.

We use our palmOne.com Internet store as a direct sales channel to sell our products and third-party products, focusing particularly on the installed base of palmOne customers. We accomplish this through e-marketing campaigns and product bundles. When we sell a Treo smartphone on our website, we may have the opportunity to earn bounties from carriers if the Treo smartphone customer also purchases a voice or data plan. We also offer a wide array of software titles on the Software Connection website which is accessed from the palmOne.com store.

We build awareness of our products and brands through mass-media advertising, targeted advertising, public relations efforts, in-store promotions and merchandising, retail advertising and our branded Internet properties. We also receive feedback from our end-users and our channel customers through market research. We use this feedback to refine our product development efforts and to develop strategies for marketing our products.

Customer Service and Support

For our handheld products, we provide customer support through outsourced service providers as well as our internal customer service personnel.

For our smartphone products, our carrier partners handle first line support. We provide any escalation support through outsourced service providers as well as our internal customer service personnel.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the palmOne website, email, web chat and telephone support.

We warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required by law in some countries to provide a two-year warranty for certain defects. We contract with third-parties to handle warranty repair.

Research and Development

Our products are conceived, designed, developed and implemented through the collaboration of our internal engineering, marketing and manufacturing organizations. We focus our product design efforts on both improving our existing products and developing new products. We intend to continue to employ a customer focused design approach to provide innovative products that respond to and anticipate customer needs for functionality, mobility, simplicity, style and ease of use.

We either create internally or license from third parties technologies required to support product development. Our internal staff includes engineers of many disciplines, including software architects, electrical engineers, mechanical engineers, radio specialists, quality engineers, manufacturing process engineers and user interface design specialists. Once a product concept is initiated and approved, we create a multi-disciplinary team to complete the design of the product and transition it into manufacturing. We often utilize outsource design and manufacturer, or ODM, partners, to design, develop and manufacture our products, after we have internally completed product definition.

Although hardware is the most visible aspect of our products, we also add value to our products through software development. This software development is aimed at enhancing and extending the Palm OS and integrating application software functionality.

Our Treo smartphones typically are required to pass individual carrier certification requirements before they may be operated on a carrier’s network. Our devices also must receive approval from relevant governmental agencies, such as FCC approval in the U.S. In addition, our GSM communicators must pass Full Type Approval, or FTA. We have established an internal certification team and carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

Our research and development expenditures totaled $69.4 million, $70.2 million, and $91.1 million in fiscal years 2004, 2003 and 2002, respectively.

Manufacturing and Supply Chain

We outsource the manufacturing of our products to third party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. Today the majority of our products are currently assembled in China and Mexico. We have also entered into an agreement with a third party manufacturer to manufacture our products in Brazil. Distribution centers are operated on an outsourced basis in Tennessee, Ireland and Hong Kong.

The components that make up our products are purchased from various vendors, including key suppliers such as Intel and Texas Instruments, which supply microprocessors, and Sony and Sharp, which supply displays. Some of our components are currently supplied by sole source suppliers. For example, radio and radio modules, power supply integrated circuits, cameras, microprocessors, and certain discrete components are obtained from a sole source.

Backlog

Orders for our handheld computing products are generally placed on an as needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Handheld computing product orders may be cancelled or rescheduled by the customer without penalty. Consequently, we rarely carry backlog on our handheld product unless we are in a new product launch period and have constrained supply.

Carriers purchase our smartphone products through negotiated contracts, each of which is unique. Generally, the terms of sale include purchase commitments up front if a carrier requires smartphones that are customized to their network. Carrier purchase terms vary, however cancellations are generally limited, and may carry penalties.

The backlog of firm orders on our smartphone products as of May 31, 2004 was $86.0 million. There is not a comparable amount of firm order backlog at the end of fiscal year 2003 because the Treo smartphone product line was acquired in October 2003 at the time of the Handspring acquisition.

Seasonality

palmOne’s handheld computing business, comprised of the Zire and Tungsten lines, is affected by holiday seasonality. Our handheld computing revenues are generally sequentially higher in the second quarter of our fiscal year, as distributors and retailers purchase product in anticipation of the December holiday selling season. The timing of our new product launches also contributes to fluctuations in our revenue. We typically introduce new products in the fall and in the spring, which generally contributes to higher revenue in the second fiscal quarter and the fourth fiscal quarter, respectively.

To date, we have not seen meaningful seasonal variations in customer demand for Treo smartphones. This contrasts with our experience of selling handheld computers. We attribute this lack of seasonality for our smartphones to four factors. First, sales of smartphones are influenced by carrier adoption which could occur at any time during the fiscal year. Second, our smartphones are sold at higher prices than handheld computers and holiday seasonality typically affects demand for lower priced products. Third, purchasing a smartphone also requires selection of a carrier and the purchase of a service plan, which complicates the buying process for gift-giving. Lastly, enterprise customers represent a higher proportion of smartphones sales than typically seen in our handheld product line and these customers tend to be less driven by holiday selling seasons.

Intellectual Property

We rely on a combination of know-how, patents, trademarks, copyright as well as trade secret laws, confidentiality procedures and contractual restrictions to protect our intellectual property rights.

We file domestic and foreign patent applications to support our technology position and new product development, and we have had approximately 100 patents issued to us. We are working to increase and protect our rights in our patent portfolio, which is important to our value and reputation. While our patents are important to our business, our business is not materially dependent on any one patent.

Patents relating to the handheld computing and communications industry are being issued and new patent applications are being filed, with increasing regularity. This has resulted in an increasingly high density of patents and related rights that may affect our products. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as us. This increases the likelihood that we will be subject to allegations and claims of infringement. We have already been named in several infringement lawsuits, set forth in greater detail in Item 3, Legal Proceedings. In addition, as is common in our industry, we agree to indemnify certain of our suppliers and customers for alleged patent infringement.

We own a number of trademarks, including the ZIRE, TUNGSTEN and TREO marks, and we have applications for registration of these marks pending in the United States and foreign jurisdictions. We are working to increase and protect our rights in our trademark portfolio, which is important to our value, reputation and branding.

In 2003 and in connection with the separation of PalmSource, Palm Trademark Holding Company, LLC was established to administer the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm”. palmOne and PalmSource own Palm Trademark Holding Company, LLC for the purpose of receiving, holding, maintaining, registering, enforcing and defending intellectual property relative to the “palm” marks. Subject to certain restrictions, we have an exclusive license from Palm Trademark Holding Company, LLC to use the palmOne mark and domain name.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products, allowing us to focus on our core competencies. Our most significant license is the Palm OS from PalmSource. We also license conduit software from Chapura, Inc. that allows for synchronization with Microsoft Outlook, encryption technology from Certicom for our Blazer browser and a variety of other applications software technologies. Our Palm OS license requires the payment of royalties and maintenance and support fees to PalmSource. The license agreement extends through November 2006, includes minimum annual payments and is non-exclusive.

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to build our intellectual property rights, we require all of our employees and consultants and certain customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business to execute confidentiality and invention assignment agreements upon commencement of a relationship with us and typically extending for a period of time beyond termination of the relationship.

Employees

As of May 31, 2004, palmOne had a total of 699 employees, of which 82 were in supply chain, 195 were in engineering, 274 were in sales and marketing and 148 were in general and administrative activities. None of palmOne’s employees is subject to a collective bargaining agreement. palmOne considers its relationship with its employees to be good.

Fiscal Year End

Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

Financial Information about Segments

Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments; the Solutions Group business and the PalmSource business. As a result of the PalmSource distribution, the PalmSource reporting segment was eliminated as of the quarter ended November 30, 2003. The continuing business of palmOne operates in one reportable segment which develops, designs and markets handheld computing and communication devices and related accessories, services and software. palmOne revenues totaled $949.7 million, $837.6 million and $1,004.4 million in fiscal years 2004, 2003 and

2002, respectively. Loss from continuing operations totaled $10.2 million, $417.9 million and $65.2 million in fiscal years 2004, 2003 and 2002, respectively. Loss from discontinued operations totaled $11.6 million, $24.7 million and $17.0 million in fiscal years 2004, 2003 and 2002, respectively. Net loss totaled $21.8 million, $442.6 million and $82.2 million in fiscal years 2004, 2003 and 2002, respectively. Total assets were $787.9 million, $576.6 million and $989.1 million in fiscal years 2004, 2003 and 2002, respectively.

Financial Information about Geographic Areas

palmOne’s headquarters and most of its operations are located in the United States. palmOne conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2004, 2003 and 2002, no single country outside the United States accounted for 10% or more of total revenues. Total revenues in the United States were $573.5 million, $492.5 million and $643.9 million, and total revenues in other geographic locations were $376.2 million, $345.1 million and $360.5 million for fiscal years 2004, 2003 and 2002, respectively. Land not in use, property and equipment, net totaled $78.5 million, $89.6 million and $204.5 million in the United States, and totaled $0.9 million, $1.6 million and $4.7 million in other geographic locations in fiscal years 2004, 2003 and 2002, respectively.

Available Information

We make available free of charge through our website, www.palmone.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, palmOne, Inc., 400 N. McCarthy Blvd., Milpitas, California 95035, email: investor.relations@palmone.com, phone: 1-408-503-7200. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file electronically with them at http://www.sec.gov.

Item 2.    Properties

We currently occupy and utilize 153,274 square feet of leased space in Milpitas, California in three buildings which serves as our corporate headquarters and houses our research and development facilities. We also lease sales and support offices domestically and internationally. We believe that existing facilities are suitable and adequate for our current needs and we are attempting to sublease excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

palmOne also owns approximately 39 acres of land not in use, located in San Jose, California that was originally acquired with the intent of building our corporate headquarters. In May 2001, with the downturn in the market, and palmOne’s declining revenues, construction plans were terminated. We have no current plans to develop this land. Given the depressed state of commercial real estate in the San Jose area, we are not actively marketing the land at the present time.

Item 3.    Legal Proceedings

The information set forth in Note 17 of the consolidated financial statements of Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq stock market since our initial public offering on March 2, 2000. Our stock symbol is PLMO. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated, as adjusted for the PalmSource spin-off effective October 28, 2003 and palmOne’s one for twenty reverse stock split effective October 15, 2002.

	High	Low		High	Low
Fiscal Year 2004			Fiscal Year 2003
Fourth quarter	$23.55	$10.47	Fourth quarter	$8.15	$6.13
Third quarter	$15.26	$9.61	Third quarter	$13.03	$7.84
Second quarter	$18.40	$12.40	Second quarter	$12.20	$6.98
First quarter	$12.34	$8.11	First quarter	$23.78	$8.92

As of July 15, 2004, we had approximately 7,219 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 out of the proceeds from our initial public offering, palmOne has not paid and does not anticipate paying cash dividends in the future.

The following table summarizes employee stock repurchase activity for the three months ended May 31, 2004 (shares in thousands):

	Total Number of Shares Purchased	Average Price Paid Per Share
March 1, 2004—March 31, 2004	4	$10.11
April 1, 2004—April, 30, 2004	3	5.48
May 1, 2004—May 31, 2004	—	—

	7	$7.84

The total number of shares repurchased include those shares of palmOne common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of May 31, 2004 a total of approximately 78,000 shares may still be repurchased. palmOne does not have a publicly announced plan to repurchase any of its shares of registered equity securities.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2004 have been derived from our audited financial statements and reflect the classification of the operations of palmOne’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of net income (loss) have not changed from the amounts previously reported in the Company’s annual report on Form 10-K/A filed on September 26, 2003. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. palmOne’s fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31.

	Years Ended May 31,
	2004 (1)	2003 (2)	2002 (3)	2001 (4)	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$949,654	$837,637	$1,004,388	$1,533,171	$1,050,635
Cost of revenues*	677,365	625,879	691,534	1,389,134	640,482
Operating income (loss)	(4,080)	(197,932)	(92,564)	(552,980)	86,608
Income (loss) from continuing operations	(10,215)	(417,855)	(65,151)	(343,395)	71,131
Loss from discontinued operations	(11,634)	(24,727)	(17,017)	(13,081)	(25,221)
Net income (loss)	(21,849)	(442,582)	(82,168)	(356,476)	45,910
Net Income (loss) per share—basic:
Continuing operations	$(0.26)	$(14.38)	$(2.28)	$(12.13)	$2.64
Discontinued operations	(0.29)	(0.85)	(0.59)	(0.46)	(0.94)

	$(0.55)	$(15.23)	$(2.87)	$(12.59)	$1.70

Net Income (loss) per share—diluted:
Continuing operations	$(0.26)	$(14.38)	$(2.28)	$(12.13)	$2.64
Discontinued operations	(0.29)	(0.85)	(0.59)	(0.46)	(0.94)

	$(0.55)	$(15.23)	$(2.87)	$(12.59)	$1.70

Shares used in computing per share amounts:
Basic	39,686	29,069	28,640	28,307	26,987
Diluted	39,686	29,069	28,640	28,307	26,993
Consolidated Balance Sheet Data:
Cash and cash equivalents	$203,069	$204,967	$247,859	$513,386	$1,061,472
Short-term investments	49,382	—	17,970	—	—
Working capital	142,698	133,677	245,181	217,763	993,052
Total assets	787,938	576,626	989,096	1,233,377	1,265,684
Payable to 3Com Corporation	—	—	—	—	18,374
Long-term convertible debt	35,000	35,000	35,000	—	—
Total stockholders’ equity	491,534	255,786	690,848	734,152	1,029,188

(1)	Includes results of operations of the acquired Handspring business as of October 29, 2003.
(2)	Includes a $219.6 million increase in our valuation allowance to reduce our net deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. See Management’s Discussion and Analysis, Item 7 of Part II of this Form 10-K for additional details.
(3)	Includes a $101.8 million benefit for the products that had been previously written off and settlement of component purchase commitments for less than originally anticipated. See Management’s Discussion and Analysis, Item 7 of Part II of this Form 10-K for additional details.

(4)	Includes a $268.9 million inventory related charge for excess inventory and related tooling costs and non-cancelable inventory purchase commitments in excess of our forecasted need. See Management’s Discussion and Analysis, Item 7 of Part II of this Form 10-K for additional details.
*	Cost of revenues includes ‘cost of revenues’, ‘cost of revenues—charge (benefit) for special excess inventory and related costs’ and the applicable portion of ‘amortization of intangible assets and deferred stock-based compensation’.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. The amounts reflect the classification of the operations of palmOne’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of net loss have not changed from the amounts previously reported in the Company’s annual report on Form 10-K/A filed on September 26, 2003. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2004, 2003 and 2002 contained 52 weeks. For presentation purposes, the fiscal years have been presented as ending on May 31. Unless otherwise stated, all years and dates refer to our fiscal years and fiscal periods.

Overview and Executive Summary

palmOne, Inc. is a global provider of handheld computing and communications devices. Our objective is to be the leader in the handheld computing and communications device market. In order to accomplish our objective, we have defined the following strategy: develop market-defining products that deliver a great user experience, capitalize on industry trends, maintain strategic contribution from handheld computers and increase adoption of smartphones. During fiscal year 2004, we spun-off PalmSource to focus our strategy and acquired Handspring to accelerate our smartphone strategy.

Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

Revenue—Management reviews many elements to understand our revenue stream. These include supply availability, unit shipments, average selling prices and channel inventory levels. Revenue growth is impacted by increased unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, end-user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

Margins—We review gross margin in conjunction with revenues to maximize operating performance. We strive to improve our gross margin through disciplined cost and product life-cycle management, supply/demand management and control of our technical support costs. To achieve desired operating margins, we also monitor our operating expenses closely to keep them in line with our projected revenue.

Cash flows—We strive to convert operating results to cash. To that effect, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating and capital expenditure requirements.

We believe the handheld computing and communications device market dynamics are favorable to palmOne.

•	While the market for handheld computers is maturing, our leadership position and our ability to develop high quality products enable us to produce solid performance. The handheld computing device market also provides a brand, scale and technology development platform that can be leveraged across our entire product portfolio.

•	The emerging high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the handheld communications device market. With our computing heritage, we are able to work closely with carriers to deploy advanced wireless data applications that take advantage of their recently deployed wireless data networks. palmOne also has the capability to deliver increased functionality that is easy to use.

We expect to experience growth as a result of including our Treo product line in our results for a complete year, as it was included in only a portion of our results during fiscal year 2004. In addition, we will work to capitalize on the opportunity created by the reduced commitment of one of our competitors, Sony Corporation, to the handheld computing space outside of Japan.

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

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld computing and communication devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed and determinable, collection of the resulting receivable is probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, channel inventory levels and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Revenue from software arrangements with end-users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in software arrangements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

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

We evaluate the recoverability of goodwill annually or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken. We record initial restructuring charges based on assumptions and related estimates that we deem appropriate for the economic environment at the time these estimates are made. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as liabilities are incurred.

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

Our deferred tax assets represent net operating loss carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision/(benefit) to income tax expense.

Our key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2004 and 2003

Revenues

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Revenues	$949,654	100.0%	$837,637	100.0%	$112,017

We derive our revenues from sales of our handheld computing and communications devices, add-ons and accessories as well as related services. Revenues for fiscal year 2004 increased approximately 13% from fiscal year 2003 and include the results of operations of the former Handspring business from the date of acquisition (October 29, 2003). During fiscal year 2004, net device units shipped were 4.107 million units at an average selling price of $209. During fiscal year 2003, net device units shipped were 4.193 million units at an average selling price of $174. The average selling price was up approximately 20% in fiscal year 2004, which was partially offset by the 2% decrease in unit sales. Of this 13% increase in revenues, the increase in average selling prices contributed approximately 17 percentage points of this increase, while unit shipment declines reduced it by approximately 2 percentage points. The increase in average selling price reflects a shift in our product mix during fiscal year 2004, particularly due to the addition of the Treo 600 smartphone, and a more favorable pricing environment. Revenues from our wireless Internet access services decreased by approximately $14.0 million from fiscal year 2003, or approximately 2 percentage points and accessory sales decreased slightly by approximately $1.2 million, or 2%, from fiscal year 2003. Our wireless Internet access revenues are down due to a decline in our installed user base. Our provision for product returns remained relatively flat as a percentage of revenue between fiscal year 2004 and 2003 at about 4.7%.

International revenues were approximately 40% of worldwide revenues in fiscal year 2004 compared with approximately 41% in fiscal year 2003. Of the 13% increase in worldwide revenues from fiscal year 2003 to fiscal year 2004, approximately 9 percentage points resulted from an increase in United States revenues and approximately 4 percentage points resulted from an increase in international revenues. Average selling prices for our devices increased in the United States by 22% and in international markets by about 17%, from fiscal year 2003 to fiscal year 2004. The larger increase in United States average selling prices is primarily the result of earlier penetration of the Treo 600 smartphone with United States carriers. The increase in average selling prices was partially offset by a decrease in net units sold. Net units sold remained relatively flat from fiscal year 2003 in the United States and decreased approximately 5% from fiscal year 2003 internationally. In addition, we experienced a 13% decline in accessories revenue internationally in fiscal year 2004 over fiscal year 2003, versus a 5% increase in the United States.

Total Cost of Revenues

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Cost of revenues	$676,791	71.3%	$624,980	74.6%	$51,811
Applicable portion of amortization of intangible assets and deferred stock-based compensation	574	—	899	0.1	(325)

Total cost of revenues	$677,365	71.3%	$625,879	74.7%	$51,486

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’

principally consists of material and transformation costs to manufacture our products, OS royalty expense, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues decreased by 3.3% to 71.3% for fiscal year 2004 from 74.6% for fiscal year 2003. The decrease is primarily the result of (i) lower product costs as a percentage of revenues for the products introduced during fiscal year 2004 compared to products introduced during the prior year, representing a decrease of approximately 3.5 percentage points, (ii) favorable scrap and rework costs during fiscal year 2004 as a result of lower open box returns contributing an additional 1.2 percentage points and (iii) a reduced Palm OS royalty rate during the latter half of the year, as a result of our software license agreement with PalmSource, contributing approximately 0.5 percentage points. These were partially offset by an increase of approximately 1.6 percentage points due to warranty expenses related to our Treo 600 product.

The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues decreased as a percentage of revenue and in absolute dollars in fiscal year 2004 primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Sales and Marketing

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Sales and marketing	$152,070	16.0%	$160,001	19.1%	$(7,931)

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in fiscal year 2004 decreased approximately 5% from fiscal year 2003. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars is primarily due to reduced spending in direct marketing and collateral and sales literature of approximately $10.7 million as a result of company-wide cost control measures. In addition, trade show and other marketing expense reductions accounted for approximately $2.9 million of the reduction and marketing development expenses with our retail customers decreased approximately $2.4 million. These decreases were partially offset by increased advertising costs of approximately $6.0 million, increased technical support costs of approximately $1.8 million, and increased personnel and related expenses of approximately $0.3 million primarily due to an increase in sales commissions, all directly related to our increased revenues.

Research and Development

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Research and development	$69,367	7.3%	$70,175	8.4%	$(808)

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses in fiscal year 2004 decreased approximately 1% from fiscal year 2003. The decrease in research and development expenses as a percentage of revenues in fiscal year 2004 is primarily due to increased revenues in fiscal year 2004 as compared to fiscal year 2003. The decrease in research and development in absolute dollars is primarily due to a $2.7 million decrease in personnel and related costs, including travel, and depreciation, reflecting cost controls and restructuring actions to better align our cost structure with our business operations. In addition, project materials decreased by approximately $1.4 million. These decreases were offset by non-recurring engineering costs related to our smartphone product of approximately $3.3 million.

General and Administrative

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
General and administrative	$37,323	3.9%	$37,307	4.5%	$16

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues in fiscal year 2004 is primarily due to increased revenues in fiscal year 2004 as compared to fiscal year 2003. The increase in absolute dollars is primarily comprised of an increase of $1.6 million due to increased legal, consulting and professional services offset by lower insurance premiums of approximately $0.6 million and a reduction in our provision for doubtful accounts of $1.0 million.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$9,751	1.0%	$3,266	0.4%	$6,485

The increase in amortization of intangible assets and deferred stock-based compensation in absolute dollars is primarily due to the acquisition of Handspring as of October 29, 2003, which resulted in the recording of certain intangible assets and deferred stock-based compensation for which $9.1 million of amortization was included in the year ended May 31, 2004. In fiscal year 2003, $1.1 million of amortization of intangible assets was recorded in connection with the ThinAirApps acquisition, prior to the impairment of those assets in the third quarter of fiscal year 2003. Amortization of deferred stock-based compensation not related to the Handspring acquisition was $0.6 million in fiscal year 2004 compared to $2.2 million in the prior fiscal year, a decrease of approximately $1.6 million, primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Restructuring Charges

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Restructuring charges	$8,432	0.9%	$37,300	4.5%	$(28,868)

Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring charges recorded during fiscal year 2004 consist of $8.9 million related to the restructuring actions taken during the first and third quarters of fiscal year 2004 less adjustments of $0.5 million related to restructuring actions taken in the third quarter of fiscal year 2003.

The fiscal year 2004 restructuring charges of $8.9 million consist of:

•

the third quarter of fiscal year 2004 restructuring actions of $5.2 million consisting of severance, benefits and other costs related to workforce reductions, primarily in the United States and United Kingdom, of approximately 100 regular employees. As of May 31, 2004, approximately 95 of the employees have been terminated as a result of this restructuring and approximately $4.2 million has been paid in cash, primarily for severance and benefits. Upon completion of the restructuring action, estimated future savings are expected to be approximately $11.5 million per year.

•	the first quarter of fiscal year 2004 restructuring actions of $3.7 million consisting of severance, benefits and other costs related to workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. As of May 31, 2004, all of the headcount reductions have been completed. Approximately $1.5 million has been paid in cash for severance and benefits, $0.7 million has been paid in cash related to excess facilities and approximately $0.6 million has been paid in cash for cancelled projects. Upon completion of these restructuring actions, estimated future savings are expected to be approximately $6.1 million per year.

Restructuring charges taken in prior periods included:

•	the third quarter of fiscal year 2003 restructuring actions consisted of charges related to workforce reductions of approximately $6.1 million, facilities and property and equipment disposed of or removed from service of $2.4 million and cancelled programs of $10.6 million. These restructuring actions relate to the implementation of a series of actions to better align our expense structure with our revenues. Workforce reductions relate to severance, benefits and related costs, of approximately 140 regular employees primarily in the United States. As of May 31, 2004, all of the headcount reductions have been completed. Cash payments of approximately $5.3 million related to workforce reductions, $1.5 million of excess facilities and property and equipment disposed of and $4.7 million related to discontinued project costs were made. During fiscal year 2004, net adjustments of approximately $0.5 million were recorded related to workforce reduction costs and excess facilities and equipment costs due to changes from the original estimate of the costs.

•	the fourth quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 90 regular employees, facilities and property and equipment that would be disposed of or removed from service in fiscal year 2003 and cancelled project costs. During the year ended May 31, 2003, we recorded restructuring adjustments totaling $1.4 million to reflect the changes in the estimated costs of certain actions from the original estimates. Cash payments of approximately $13.5 million were made related to this series of actions. All actions were complete as of May 31, 2003.

•	the second quarter fiscal year 2002 restructuring actions related to workforce reductions across all geographic regions of approximately 210 regular employees, excess facilities and related costs for lease commitments for space no longer needed or intended for use. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003 we recorded restructuring adjustments totaling $1.5 million to reflect the changes in the estimated costs of certain actions from the original estimates.

•	the fourth quarter fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which we had previously planned to build our corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions of approximately 205 regular employees and discontinued project costs. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003, we recorded additional charges totaling $21.1 million due to further changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities. The ability to realize sublease income is dependent on lease market conditions. The amount of estimated sublease income may be subject to change based upon developments in lease market conditions and other pertinent facts. As of May 31, 2004, the balance consists of lease commitments payable over seven and a half years, net of estimated sublease income, of $19.6 million.

Restructuring actions initiated in the third quarter of fiscal year 2004 are anticipated to be complete by the third quarter of fiscal year 2005. Restructuring actions initiated in the first quarter of fiscal year 2004, third quarter of fiscal year 2003 and the fourth quarter of fiscal year 2001 were substantially completed except for remaining contractual payments for excess facilities and project termination fees. Restructuring actions initiated in the second and fourth quarter of fiscal year 2002 are complete. We cannot assure you that our current estimates of the costs associated with these restructuring actions will not change during implementation.

Impairment Charges

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Impairment charges	$—	—%	$102,540	12.2%	$(102,540)

In the third quarter of fiscal year 2003, we incurred an impairment charge of $102.5 million, including $100.0 million related to approximately 39 acres of land in San Jose, California owned by us. Market conditions for commercial real estate in the Silicon Valley have deteriorated since the land was acquired in May 2001, and during the third quarter of fiscal year 2003, we determined that we no longer expect to hold the land as long as would be required to realize the $160.0 million carrying value. As a result, we adjusted the carrying value to $60.0 million based upon the estimated fair value at February 2003. Additionally, a $2.5 million impairment charge was recorded in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, related to the core technology acquired as a result of the December 2001 business combination with ThinAirApps, Inc. The fair value of the core technology of ThinAirApps was determined using the discounted cash flow method, the ThinAirApps technology is no longer considered useful, and its carrying value is not considered to be recoverable.

Interest and Other Income (Expense), Net

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$(44)	—%	$3,005	0.4%	$(3,049)

Interest and other income (expense) in fiscal year 2004 primarily consisted of interest income on our cash, cash equivalents and short-term investments of $2.7 million and $2.4 million of proceeds from reimbursement for a legal settlement, offset by interest expense of $2.2 million, bank and other charges of $1.8 million and $1.1 million in legal settlements. Interest and other income (expense) in fiscal year 2003 primarily consisted of insurance proceeds of $12.7 million from a partial insurance settlement of a business interruption claim and interest income on our cash balances of $3.8 million primarily offset by interest expense of $2.6 million, bank charges, including amortization of financing activities and credit card fees, of $3.9 million, legal settlements of $4.1 million and impairment of equity investments of $2.7 million. Interest income decreased primarily as the result of lower cash, cash equivalent and short-term investment balances and reduced interest rates. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Income Tax Provision (Benefit)

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Income tax provision (benefit)	$6,091	0.6%	$222,928	26.6%	$(216,837)

The income tax provision for fiscal year 2004 represented (148)% of pretax loss, which represents foreign income taxes. The income tax provision for fiscal year 2003 represented (114)% of pretax loss, reflecting a $219.6 million increase in the valuation allowance for deferred tax assets, first established in fiscal year 2002, as well as income taxes in foreign jurisdictions, which are not offset by operating loss carryforwards. As of the end of fiscal year 2002, palmOne had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of our PalmSource subsidiary and our wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, our business plans had developed such that the potential sale or transfer of PalmSource and our wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, we increased our valuation allowance by $219.6 million to reflect these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of our intellectual property transfer strategy which, as of that date and at the end of fiscal year 2004, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The net operating loss carryforwards, which are a significant component of the deferred tax assets of palmOne and which totaled $586 million at May 31, 2004, remain available for us to utilize against future profits.

Loss From Discontinued Operations

	Years Ended May 31,
	2004	% of Revenue	2003	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Loss from discontinued operations	$(11,634)	(1.2)%	$(24,727)	(3.0)%	$13,093

Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date and the historical consolidated separation costs incurred to affect the PalmSource distribution. Loss from PalmSource operations was $6.4 million for fiscal year 2004 and $15.4 million for fiscal year 2003. Historical consolidated separation costs were $5.2 million and $9.3 million for fiscal years 2004 and 2003, respectively.

Comparison of Fiscal Years Ended May 31, 2003 and 2002

Revenues

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Revenues	$837,637	100.0%	$1,004,388	100.0%	$(166,751)

Revenues for fiscal year 2003 decreased approximately 17% from fiscal year 2002. The decrease in revenues was primarily driven by a decline in unit shipments reflecting a continued weak economy in both the consumer and enterprise segments and a decline in the average selling price of our handheld devices reflective of a price sensitive and increasingly competitive market. The average selling price of our handheld devices decreased to approximately $174 per unit in fiscal year 2003 from approximately $192 per unit in fiscal year 2002, accounting for approximately 50% of the overall decrease in revenues. Net unit shipments of devices were 4.193 million device units in fiscal year 2003 compared to 4.445 million device units in fiscal year 2002, accounting for just under 30% of the decrease in revenues. Revenues from accessory sales were down by approximately $40.1 million, or 37%, from fiscal year 2002, reflective of a decrease in device sales and an increase in competition in the accessories business. These factors were partially offset by a decrease in the provision for product return reserves from 7.5% of revenue in fiscal year 2002 to 4.6% of revenue in fiscal year 2003. This decrease was primarily attributable to lower return rates from our channel partners for product returned to them by their end customers (open box returns) driven by a decrease in product defects and our channel partners developing alternative means for selling open box returns.

International revenues were approximately 41% of worldwide revenues in fiscal year 2003 compared with approximately 36% in fiscal year 2002. Of the 17% decline in worldwide revenues from fiscal year 2002 to fiscal year 2003, 15 percentage points resulted from a reduction in United States revenues and 2 percentage points resulted from a reduction in international revenues. The relatively smaller decline in international revenues accounts for international revenues providing for a larger share of worldwide revenues in fiscal year 2003 despite a reduction in absolute international revenues. Although average selling prices for our handheld devices declined similarly in both the United States and international markets by about 11% from fiscal year 2002 to fiscal year 2003, international revenues in absolute dollars declined by only 5% relative to the decline in United States revenues of 23%. The lower decline in international revenues came from an increase in handheld units sold internationally, (representing a 10% increase in fiscal year 2003 over fiscal year 2002, versus a 10% reduction in the United States), coupled with a lower decline in accessories revenue internationally (a 21% decline internationally in fiscal year 2003 over fiscal year 2002 versus a 44% decline in the United States). The international revenues reflected strong year over year performance in Europe with increased unit shipments and sell through to end users reflecting European market share gains.

Total Cost of Revenues

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Cost of revenues	$624,980	74.6%	$789,685	78.6%	$(164,705)
Cost of revenues—benefit for special excess inventory and related costs	—	—	(101,844)	(10.1)	101,844
Applicable portion of amortization of intangible assets and deferred stock—based compensation	899	0.1	3,693	0.4	(2,794)

Total cost of revenues	$625,879	74.7%	$691,534	68.9%	$(65,655)

‘Total cost of revenues’ is comprised of ‘Cost of revenues’, ‘Cost of revenues—benefit for special excess inventory and related costs’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. The decrease in ‘cost of revenues’ as a percentage of revenues in fiscal year 2003 was primarily due to improvement in component and product transformation costs of approximately 2.0 percentage points, reduced excess and obsolete costs of approximately 1.2 percentage points resulting from improved inventory management, and lower product warranty expenses of approximately 1.2 percentage points as a result of fewer than anticipated claims with respect to electro-static discharge issues related to certain products as well as lower repair costs per unit resulting from contract renegotiations and changes in third party repair vendors, partially offset by increased scrap and rework and manufacturing spending of approximately 1.6 percentage points.

In the fourth quarter of fiscal year 2001, we recorded an inventory related charge of $268.9 million, or 17.5% of revenues. During the first three quarters of fiscal year 2001, we were experiencing high growth rates and product supply constraints, including a limited supply of certain key components. As a result, we purchased inventory and made purchase commitments with third party suppliers in anticipation of the continuation of this trend. During the fourth quarter of fiscal year 2001, we experienced a sudden and significant decline in demand for our products. Revenues in the fourth quarter of fiscal year 2001 were $157.6 million compared to revenues of $463.3 million during the third quarter of fiscal year 2001. This rapid and unexpected decline in demand for handheld device products and in revenues resulted in us recording a charge totaling $268.9 million consisting of $144.3 million of excess inventory and related tooling costs and $124.6 million of non-cancelable inventory purchase commitments in excess of our forecasted needs. This excess inventory charge was calculated in accordance with palmOne’s policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon our internal sales and marketing forecasts of product demand and inventory levels in the distribution channel. During fiscal year 2002, we experienced continued customer demand for the products that had been previously written off and settled the component purchase commitments for less than the original amount. Accordingly, during fiscal year 2002, we recognized a benefit of $101.8 million, or 10.1% of revenues, because we were able to sell approximately $83.0 million of inventory that had previously been written off and to realize approximately $18.8 million from the favorable settlement of non-cancelable component commitments. There were no similar benefits recognized in fiscal year 2003, as all excess inventory related to the fiscal year 2001 inventory charge had been sold or scrapped by the end of fiscal year 2002.

The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues decreased as a percentage of revenue and in absolute dollars in fiscal year 2003 reflecting the costs incurred for the development and maintenance of the operating system (Palm OS) for the six months prior to December 3, 2001, the effective date of the software license agreement between palmOne and PalmSource.

Sales and Marketing

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Incrase/ (Decrease)
	(dollars in thousands)
Sales and marketing	$160,001	19.1%	$216,905	21.6%	$(56,904)

Sales and marketing expenses in fiscal year 2003 decreased approximately 26% from fiscal year 2002. The decrease in sales and marketing expenses as a percentage of revenues and in absolute dollars reflects decreased spending across all marketing areas. Sales and marketing expenses were significantly reduced during fiscal year 2003 as compared to fiscal year 2002 to better align our spending with current revenue levels. Advertising and branding expense reductions accounted for approximately $20.0 million, direct marketing, program and promotion reductions accounted for approximately $15.2 million, international marketing expense reductions accounted for approximately $6.8 million and trade show and other marketing expense reductions accounted for approximately $5.6 million of the decrease in sales and marketing expenses. Additionally, personnel and related expenses decreased by approximately $6.2 million and allocated information technology and facilities costs decreased by approximately $3.0 million primarily due to headcount reductions as a result of our restructuring actions and new lower cost facilities leases.

Research and Development

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Research and development	$70,175	8.4%	$91,057	9.1%	$(20,882)

Research and development expenses in fiscal year 2003 decreased approximately 23% from fiscal year 2002. Approximately $7.9 million of the decrease in research and development expenses was due to decreased third party development costs, as some of these costs are now incurred in cost of revenues consistent with our

ODM strategy and reduced program materials expenses. Approximately $6.7 million of the decrease is due to lower personnel related costs and consulting expenses. Personnel and related costs, including salaries and related benefits and travel, decreased primarily as a result of reduced headcount in fiscal year 2003 compared to fiscal year 2002 resulting from restructuring actions initiated to align our cost structure with our business operations.

General and Administrative

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
General and administrative	$37,307	4.5%	$43,373	4.3%	$(6,066)

General and administrative expenses in fiscal year 2003 decreased approximately 14% from fiscal year 2002. The increase in general and administrative expenses as a percentage of revenues in fiscal year 2003 is primarily due to decreased revenues in fiscal year 2003 as compared to fiscal year 2002. The decrease in absolute dollars was due to lower employee related expenses of approximately $5.4 million as a result of reduced headcount and lower legal and professional services expenses of approximately $5.3 million. These decreases in expenses were offset by an increased provision for doubtful accounts, of approximately $5.7 million. The provision for doubtful accounts was a charge of $0.9 million in fiscal year 2003 compared to a credit of $4.8 million in fiscal year 2002; this credit was due to collection of certain specifically reserved fiscal year 2001 receivables and the overall lower balance of gross accounts receivable at the end of fiscal year 2002. Headcount at the end of fiscal year 2003 decreased by approximately 23% compared to fiscal year 2002, resulting from restructuring actions initiated to align our cost structure with current revenue levels.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$3,266	0.4%	$12,940	1.3%	$(9,674)

The decrease of $9.7 million of amortization of intangible assets and deferred stock-based compensation in fiscal year 2003 was the result of palmOne recognizing the cost for the development and maintenance of Palm OS, prior to the effective date of the software license agreement between palmOne and PalmSource of approximately $2.9 million during fiscal year 2002. Certain intangible assets became fully amortized or were impaired, resulting in a reduction of approximately $5.4 million as well as a $1.4 million reduction in deferred stock-based compensation amortization primarily due to certain restricted stock awards becoming fully amortized.

Restructuring Charges

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Restructuring charges	$37,300	4.5%	$44,561	4.4%	$(7,261)

Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring charges recorded during fiscal year 2003 consist of $19.1 million related to the restructuring actions taken during the third quarter of fiscal year 2003 plus $18.2 million of net adjustments related to restructuring actions taken in prior fiscal years.

The fiscal year 2003 restructuring charges of $19.1 million consist of:

•	$6.1 million of severance, benefits and other costs related to workforce reductions, primarily in the United States, of approximately 140 regular employees. As of May 31, 2003, approximately 120 regular employees had been terminated as a result of this restructuring and approximately $4.6 million has been paid in cash, primarily for severance and benefits;

•	$2.4 million related to facilities and property and equipment disposed of or removed from service, of which $0.1 million has been paid in cash; and

•	$10.6 million related to programs that were cancelled, of which $4.7 million has been paid in cash.

Upon completion of these restructuring actions, estimated future savings are expected to be approximately $26.0 million per year consisting of savings of approximately $18.0 million related to workforce reductions, $2.0 million related to facilities rents and depreciation of property and equipment and $6.0 million related to programs which were cancelled.

Restructuring charges taken in prior periods included:

•	the fourth quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 90 regular employees, facilities and property and equipment that would be disposed of or removed from service in fiscal year 2003 and cancelled project costs. As of May 31, 2003, workforce reductions were complete. During the year ended May 31, 2003, we recorded restructuring adjustments totaling $1.4 million to reflect the changes in the estimated costs of certain actions from the original estimates.

•	the second quarter fiscal year 2002 restructuring actions related to workforce reductions across all geographic regions of approximately 210 regular employees, excess facilities and related costs for lease commitments for space no longer needed or intended for use. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003, we recorded restructuring adjustments totaling $1.5 million to reflect the changes in the estimated costs of certain actions from the original estimates.

•	the fourth quarter fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which we had previously planned to build our corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions of approximately 205 regular employees and discontinued project costs. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003, we recorded additional charges totaling $21.1 million due to further changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities. The ability to realize sublease income is dependent on lease market conditions. The amount of estimated sublease income may be subject to change based upon developments in lease market conditions and other pertinent facts. As of May 31, 2003, the balance consists of lease commitments payable over nine years, net of estimated sublease income, of $13.8 million.

Cost reduction actions initiated in the third quarter of fiscal year 2003; second and fourth quarters of fiscal year 2002 and in the fourth quarter of fiscal year 2001 were substantially completed except for remaining rent payments related to excess facilities.

Impairment Charges

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Impairment charges	$102,540	12.2%	$—	—%	$102,540

In the third quarter of fiscal year 2003, we incurred an impairment charge of $102.5 million, including $100.0 million related to approximately 39 acres of land in San Jose, California owned by us. Market conditions for commercial real estate in the Silicon Valley have deteriorated since the land was acquired in May 2001, and during the third quarter of fiscal year 2003, we determined that we no longer expect to hold the land as long as would be required to realize the $160.0 million carrying value. As a result, we adjusted the carrying value to $60.0 million based upon the estimated fair value at February 2003. Additionally, a $2.5 million impairment charge was recorded in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, related to the core technology acquired as a result of the December 2001 business combination with ThinAirApps, Inc. The fair value of the core technology of ThinAirApps was determined using the discounted cash flow method, the ThinAirApps technology is no longer considered useful, and its carrying value is not considered to be recoverable.

Separation Costs

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Separation costs	$—	—%	$275	—%	$(275)

Separation costs reflect costs related to separating our business from 3Com, such as consulting and professional fees.

Interest and Other Income (Expense), Net

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$3,005	0.4%	$1,615	0.2%	$1,390

Interest and other income (expense) in fiscal year 2003 primarily consisted of insurance proceeds of $12.7 million from a partial insurance settlement of a business interruption claim and interest income on our cash balances of $3.8 million offset by interest expense of $2.6 million, bank charges, including amortization of financing activities and credit card fees, of $3.9 million, legal settlements of $4.1 million and impairment of equity investments of $2.7 million. Interest and other income (expense) for fiscal year 2002 primarily consisted of interest income on our cash balances of $9.2 million and insurance proceeds of $5.0 million from a partial insurance settlement of a business interruption claim offset by banking charges of $5.1 million, impairment of our investments in two privately-held companies of $5.1 million and interest expense of $1.8 million. Interest income decreased primarily as the result of lower cash balances and reduced interest rates on our investments. Bank charges decreased due to decreased credit card fees of $1.2 million. Interest expense increased reflective of a full year of interest on our subordinated convertible debt that was issued in the second quarter of fiscal year 2002.

Income Tax Provision (Benefit)

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Income tax provision (benefit)	$222,928	26.6%	$(25,798)	(2.6)%	$248,726

The income tax provision for fiscal year 2003 represented (114)% of pretax loss, reflecting a $219.6 million increase in the valuation allowance for deferred tax assets, first established in fiscal year 2002, as well as income taxes in foreign jurisdictions, which are not offset by operating loss carryforwards. As of the end of fiscal year

2002, palmOne had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of our PalmSource subsidiary and our wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, our business plans had developed such that the potential sale or transfer of PalmSource and our wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, we increased our valuation allowance by $219.6 million to reflect these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of our intellectual property transfer strategy which, as of that date and at the end of fiscal year 2003, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The net operating loss carryforwards, which are a significant component of the deferred tax assets of palmOne and which totaled $562 million at May 31, 2003, remain available for us to utilize against future profits.

Loss From Discontinued Operations

	Years Ended May 31,
	2003	% of Revenue	2002	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Loss from discontinued operations	$(24,727)	(3.0)%	$(17,017)	(1.7)%	$(7,710)

Included in loss from discontinued operations are the results of operations of PalmSource and the historical consolidated separation costs incurred to affect the PalmSource distribution. Loss from PalmSource operations was $15.4 million for fiscal year 2003 and $15.7 million for fiscal year 2002. Historical consolidated separation costs were $9.3 million and $1.3 million for fiscal years 2003 and 2002, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2004 were $203.1 million, compared to $205.0 million at May 31, 2003. The decrease of $1.9 million in cash and cash equivalents was primarily attributable to our net loss from continuing operations of $10.2 million and our net purchase of short-term investments of $49.4 million partially offset by $37.0 million of proceeds from the issuance of our common stock to institutional investors under our universal shelf registration statement and proceeds of $19.4 million from employee stock plan activity. Additional changes in our cash and cash equivalents balances include a decrease in accrued restructuring and other accrued liabilities of $37.4 million reduced by non-cash charges of $31.5 million. In connection with investing activities, we used approximately $5.8 million to purchase property and equipment, which was partially offset by the $16.1 million we received in connection with the Handspring acquisition.

Net accounts receivables was $120.8 million at May 31, 2004, an increase of $24.0 million, or 25%, from $96.8 million at May 31, 2003. Days sales outstanding, or DSO, of receivables increased to 41 days at May 31, 2004 from 40 days at May 31, 2003. The increase in net accounts receivable was primarily due to an increase in revenues of approximately $50.2 million, or 23%, in the fourth quarter of fiscal year 2004 compared to the fourth quarter of fiscal year 2003.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of May 31, 2004 (in thousands):

	Years Ended May 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease commitments	$11,290	$7,181	$5,728	$5,795	$5,167	$12,452	$47,613
Capital lease commitments	149	—	—	—	—	—	149
Long-term convertible debt	—	—	35,000	—	—	—	35,000
Other debt obligations	800	800	800	533	—	—	2,933
Minimum purchase commitments:
Patent and license	2,700	—	—	—	—	—	2,700
License and other fees due PalmSource	39,000	41,000	42,500	—	—	—	122,500

Total contractual commitments	$53,939	$48,981	$84,028	$6,328	$5,167	$12,452	$210,895

palmOne facilities are leased under operating leases that expire at various dates through September 2011.

In December 2001, palmOne issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations, palmOne retained $35.0 million and the remainder was assumed by PalmSource. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into palmOne common stock at an effective conversion price of $64.60 per share. palmOne may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event palmOne distributes significant assets, palmOne may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of May 31, 2004, the remaining principal amounts of the notes are $2.2 million and $0.7 million.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants palmOne certain licenses to develop, manufacture, test, maintain and support our products which incorporate PalmSource’s operating systems. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a total minimum annual royalty and license fee commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of May 31, 2004, palmOne’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of palmOne products of approximately $198.6 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB. The credit line is secured by assets of palmOne, including but not limited to, cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.0% at May 31, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.97% at May 31, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of May 31, 2004 palmOne had used its credit line to support the issuance of letters of credit of $7.2 million.

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

Based on current plans and business conditions, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. The net cash used by operating activities during fiscal year 2004 was approximately $13.1 million. We anticipate our May 31, 2004 total cash, cash equivalents and short-term investments balance of $252.5 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable, other assets or litigation or other non-operating expenses require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

Effects of Recent Accounting Pronouncements

In November 2003, the EITF reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the notes to consolidated financial statements. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. palmOne does not expect the adoption under the final consensus would have a significant impact on the carrying value of its investments at May 31, 2004.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, Consolidation of Variable Interest Entities and a revised interpretation of FIN No. 46R in December 2003. These require an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors (if any) do not have a controlling financial interest or whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from the other parties. palmOne adopted FIN No. 46 as of September 1, 2003, and the adoption of this interpretation did not have an impact on the Company’s historical financial position or results of operations. palmOne does not expect the adoption of FIN No. 46R to have an impact on the Company’s historical financial position or results of operations.

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

Business Environment and Risk Factors

You should carefully consider the risks described below and the other information in this Form 10-K. The business, results of operations or financial condition of palmOne could be seriously harmed, and the trading price of palmOne common stock may decline due to any of these risks.

Risks Related to Our Business

Our operating results are subject to fluctuations, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease significantly.

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Factors that may cause fluctuations in our operating results include, but are not limited to, the following:

•	changes in general economic conditions and specific market conditions;

•	changes in consumer and enterprise spending levels;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	competition from other handheld or wireless communications devices or other devices with similar functionality;

•	competition for consumer and enterprise spending by other products;

•	seasonality of demand for our products and services;

•	timely introduction and market acceptance of new products and services;

•	variations in product costs or the mix of products sold;

•	quality issues with our products;

•	changes in terms, pricing or promotional programs;

•	loss or failure of key sales and distribution channel partners;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	failure to achieve product cost and operating expense targets;

•	excess inventory or insufficient inventory to meet demand; and

•	litigation brought against us.

Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost effective quantities of our products or production materials and our cost of revenues and financial condition could be adversely impacted.

The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, demand, seasonality and reliance on key sales and distribution channel partners. It is particularly difficult to forecast demand by individual product. In addition, we have limited experience supplying smartphones to the wireless carrier channel which makes forecasting demand for our wireless communications products more difficult. Significant unanticipated fluctuations in demand could result in costly excess production and inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our cost of revenues and financial condition.

The market for handheld computing and communications devices is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues and results of operations.

We operate in the handheld computing and communications industry which incorporates both handheld and smartphone devices. Over the last couple of years, we have seen year-over-year declines in the volume of handheld devices sold while demand for smartphone devices has continued to develop. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we are rebalancing investment towards smartphone products in response to forecasted market demand trends. We cannot assure that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. If we are unable to adequately respond to changes in demand for handheld and smartphone devices, our revenues and results of operations could be adversely affected.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share, and our business, results of operations and financial condition would suffer.

The handheld computing and communications device market is highly competitive, and we expect increased competition in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter this market or increasingly expand and market their competitive product offerings or both. The separation of PalmSource into an independent company may result in more competition for our products as PalmSource may license the Palm OS to companies who compete directly or indirectly with us.

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than us in certain segments. In addition, many of our competitors have significantly greater engineering, manufacturing, sales, marketing and financial resources and capabilities than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also devote greater resources to the development, promotion and sale of their products. They may also be better able to withstand lower prices in order to gain market share at our expense. Finally, these competitors bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile computing products. Our principal competitors include:

•	personal computer companies, such as Acer, Apple, Dell, Hewlett-Packard and Toshiba and consumer electronics companies, such as Casio, Sharp and Sony, which also develop and sell handheld computing products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems;

•	wireless email companies, such as Research In Motion;

•	mobile handset manufacturers which also develop and sell smartphone products such as Audiovox, HTC Corporation, Kyocera, LG, Motorola, Nokia, Samsung, Sanyo, Sendo, Siemens, Sierra Wireless and Sony-Ericsson; and

•	a variety of early-stage technology companies such as Danger and Tapwave.

Some competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing and communications products and may choose to market their handheld computing and communications products at a discounted price or give them away for free with their other products, which could negatively affect our ability to compete.

A number of our competitors have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Moreover, these competitors have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our revenues.

Successful new product introductions or enhancements by our competitors could cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, reduced demand for our products and services, increased expenses, reduced margins and loss of market share. Failure to compete successfully against current or future competitors could seriously harm our business, results of operations and financial condition.

If we fail to develop and introduce new products and services successfully and in a cost effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end-users’ needs or technological trends accurately or are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations and financial condition.

Our handheld and wireless communications devices may contain errors or defects, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our handheld and wireless communications devices are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required by law in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the carrier to return or obtain credits for products and inventory, or to cancel outstanding purchase orders.

We must develop our hardware and software application products quickly to keep pace with the rapidly changing handheld computing and communications market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our handheld and wireless communications products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, results of operations and financial condition.

We are highly dependent on wireless carriers for the success of our wireless handheld and smartphone products.

The success of our wireless business strategy and our wireless communications products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our wireless communications products. Factors that are largely within the control of wireless carriers but which are important to the success of our wireless communications products, include:

•	testing of our wireless communications products on wireless carriers’ networks;

•	quality and coverage area of wireless voice and data services offered by the wireless carriers;

•	the degree to which wireless carriers facilitate the introduction of and actively promote, distribute and resell our wireless communications products;

•	the extent to which wireless carriers require specific hardware and software features on our wireless communications products to be used on their networks;

•	timely build out of advanced wireless carrier networks such as Universal Mobile Telecommunications System, or UMTS, Enhanced Data GSM Environment, or EDGE, and Evolution Data Only, or EVDO, which are expected to enhance the user experience for email and other services through higher speed and “always on” functionality;

•	contractual terms and conditions imposed on us by wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some market segments;

•	wireless carriers’ pricing requirements and subsidy programs; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our wireless communications products.

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such carriers. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of our wireless communications products, such plans may not allow our smartphones to contribute as much average revenue per user, or ARPU, to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

Wireless carriers have a lot of bargaining power as we are entering into agreements with them. They could provide contract terms that are difficult for us to meet and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our wireless communications products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop wireless communications products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to offer similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

As we build strategic relationships with wireless carriers, we could be exposed to significant fluctuations in revenue for our wireless communications products.

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending upon end-customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with wireless carriers, our wireless communications products-related revenue could be subject to significant fluctuation based upon the timing of carrier product launches, carrier inventory requirements and our ability to forecast and satisfy carrier and end-customer demand.

The amount of future wireless carrier subsidies is uncertain, and wireless carriers are free to lower or reduce their subsidies with little notice to us, which could negatively impact our revenue and results of operations.

When we sell our wireless products on our own website, we sometimes have the opportunity to earn end-customer acquisition subsidies from wireless carriers if the end-customer also purchases a voice or data plan from the wireless carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, the wireless carriers that currently provide palmOne with subsidies may reduce or discontinue these subsidies with little notice. While we believe wireless carriers will continue to offer subsidies to palmOne, if these subsidies were reduced or eliminated, the gross margins for the affected products sold through our web site would decline and we would be more limited in our ability to price our products competitively to cost sensitive consumers.

If carriers move away from subsidizing the purchase of wireless devices, this could significantly reduce the sales or growth rate of sales of wireless devices. This could have an adverse impact on our business, revenues and results of operations.

If our wireless products do not meet wireless carrier and governmental or regulatory certification requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

We are required to certify our wireless products with governmental and regulatory agencies and with the wireless carriers for use on their networks. The certification process can be time consuming, could delay the offering of our wireless device products on additional carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and thereby reduce their focus on our products, which would have a negative impact on our wireless communications products sales volumes, our revenues and our cost of revenues.

We rely on third parties to sell and distribute our products and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information or conflicts among our channels of distribution could adversely affect our business, results of operations and financial condition.

The wireless carriers, distributors, retailers and resellers who sell and distribute our products also sell products offered by our competitors. If our competitors offer our sales and distribution channel partners more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain of our sales and distribution channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. If we are unable to maintain successful relationships with these sales and distribution channel partners or to expand our distribution channels, our business will suffer.

Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, these sales and distribution channel partners could modify their business practices, such as payment terms or inventory levels. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales and distribution channel partners could negatively impact our business, results of operations and financial condition.

We rely on wireless carriers, distributors, retailers and resellers to provide us with timely and accurate information about their sales and inventory levels of products purchased from us. We use this information as one of the factors in our forecasting process to plan future production and sales levels, which in turn influences our public financial forecasts. We also use this information as a factor in determining the levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-customers from our palmOne.com web site and our palmOne stores. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and results of operations.

We rely on third parties to manage and operate our e-commerce web store and related telesales call center, and disruption to this sales channel could adversely affect our revenues and results of operations.

We outsource the operations of our e-commerce web store and related telesales call centers to third parties. We depend on their expertise and rely on them to provide satisfactory levels of service. If these third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our e-commerce web store and revenues could suffer. If these third parties were to stop providing these services, we may be unable to replace them on a timely basis and our e-commerce web store and results of operations could be harmed. In addition, if these third parties were to change the terms and conditions under which they provide these services, our selling costs could increase.

We rely on third parties to design, manufacture, distribute and support our handheld and wireless communications devices, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China and Mexico. We have also entered into an agreement with a third party manufacturer to manufacture our products in Brazil. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers, particularly in foreign countries, exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu in China), economic slowdowns, labor disruptions, trade restrictions and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and wireless communications devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

We do not have manufacturing agreements with all of the third party manufacturers upon which we rely to manufacture our device products. The absence of a manufacturing agreement means that, with little or no notice, these manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our device products. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. If these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase. In addition, our contractual relationships are principally with the manufacturers of our products, and not with component suppliers. In the absence of a contract with the manufacturer, and one that requires it to obtain and pass through warranty and indemnity rights with respect to component suppliers, we may not have recourse to any third party in the event of a component failure.

We may choose from time to time to change third party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and revenues and our results of operations could be adversely impacted.

We rely on third party distribution and warehouse services providers to warehouse and distribute our products. Our contract warehouse facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter.

As a result of economic conditions or other factors, our distribution and warehouse services providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. In addition, we do not have contracts with all of our third party distribution and warehouse services providers. The absence of agreements means that, with little or no notice, these distribution and warehouse services providers could refuse to continue to provide distribution and warehouse services for all or some of our devices or change the terms under which they provide such services. Any disruption of distribution and warehouse services could have a negative impact on our revenues and results of operations. For example, we have recently transferred our outsourced distribution and warehouse services for the United States, Canada and most of Latin America, to a new provider. Until this new service provider fully integrates with our business processes and underlying infrastructure, we may experience interruptions or delays in the delivery of our products, which could have a significant, adverse impact on our market share, revenues, results of operations and financial condition.

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

We outsource most of the warranty support, product repair and technical services for our products to third party providers. We depend on their expertise and we rely on them to provide satisfactory levels of service. If our third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and results of operations could suffer.

We have recently transitioned the majority of our customer and product support to a new third party provider. If this new provider does not provide support at a level that meets our standards and the expectations of our customers on a timely basis, the satisfaction of our customers and our results of operations could suffer.

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology and some of which are competitors, and our production or reputation could be seriously harmed if these suppliers were unable or unwilling to timely meet our demand or technical requirements on a cost effective basis.

Our handheld and wireless communications products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the handheld computing and communications industry. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our handheld and wireless communications device products will be seriously harmed. For example, through the fourth quarter of fiscal year 2004, we experienced a critical shortage of screens and related integrated circuits from which we are recovering. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers are currently capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

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

Our product strategy is substantially dependent on the Palm OS, which is owned by PalmSource, an independent public company that was formerly a subsidiary of palmOne.

We have a license agreement with PalmSource, which extends through December 2006. Our license of the Palm OS from PalmSource is critical to the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources. We currently rely exclusively on PalmSource to provide the operating system for all of our handheld and wireless communications device products. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to supply a competitive platform or an unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource regardless of the volume of devices we sell containing the Palm OS. Our business could be seriously harmed if:

•	we were to breach the license agreement and PalmSource terminated the license;

•	PalmSource were to be acquired and the acquiring company was not as strategically aligned with us as PalmSource;

•	PalmSource does not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform;

•	our Palm OS-based devices drop in volume, yet we still owe PalmSource minimum royalties; or

•	we were to develop devices on alternative operating system platforms, which might impact our volumes of Palm OS-based devices and also might impact the perception of PalmSource’s viability in the market, which could cause a further deterioration of our volume of Palm OS-based devices.

Our business would also be harmed if PalmSource were not able to successfully implement its business strategy or is otherwise unsuccessful as a stand-alone company. In addition, we cannot assure that PalmSource will remain an independent public company. While our software license agreement with PalmSource includes certain protections for us if PalmSource is acquired, these protections may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.

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

If we are unable to obtain key technology from third parties on a timely basis free from errors or defects, we may have to cancel or delay the release of certain products or features in our products or incur increased costs.

We license third-party software and hardware for use in our handheld and wireless communications device products. This includes the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner, on acceptable business terms or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business and results of operations.

We have limited use and control of the Palm and palmOne brands, which could adversely affect our business, results of operations and financial condition.

We believe that the Palm brand is a valuable asset. Prior to our spin-off of PalmSource, all Palm and PalmSource trade names, trademarks, service marks and domain names containing the word or letter string “palm” were assigned to the Palm Trademark Holding Company, LLC, a holding company owned by palmOne and PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Following our spin-off of PalmSource, we changed our branding strategy and corporate name to palmOne. While we will continue to use elements of the Palm brand pursuant to a trademark license from the holding company, we will have limited use of the Palm and Palm related brands and we cannot assure that these changes will not have an adverse impact on our business. If we develop a product based on an operating system platform other than the Palm OS, we would not be able to use the word or letter string “palm” in the branding of that product. Because our company name includes the letter string “palm”, such a product may result in the need to modify our corporate structure, which could be costly, and incur significant marketing expenses to establish a new brand. In addition, if we are unable in the future to license the Palm-related trademarks, service marks, domain names and trade names from the Palm Trademark Holding Company, LLC, or if the holding company fails to enforce its intellectual property rights in them successfully, our competitive position could suffer, which could harm our business.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products if these claims are successful.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to wireless communicators, we have received, and expect to continue to receive, communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products, or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities and to increasing competition and overlap of product functionality in our markets. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against development and sale of our products.

If we are unsuccessful in our litigation with Xerox, our results of operations and financial condition could be significantly harmed.

We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS, as described Note 17 to consolidated financial statements in this annual report. We are contractually obligated to indemnify PalmSource for the amount of any damages awarded in, or agreed to in settlement of, this litigation or for any claims brought against PalmSource by its licensees as a result of this alleged infringement.

We cannot assure that palmOne will be successful in the litigation. If we are not successful, we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. In addition, Xerox unsuccessfully sought and might again seek an injunction preventing us or Palm OS licensees from offering products with Palm OS with Graffiti handwriting recognition software, even though we have largely transitioned our products to a handwriting recognition software that does not use Graffiti as well as to physical keyboards. Accordingly, if Xerox is successful, our results of operations and financial condition could be significantly harmed and we may be rendered insolvent.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims and could be subject to significant damages or remedies.

In the course of our business, we occasionally receive consumer protection claims, general commercial claims related to the conduct of our business and the performance of our products and services, employment claims and other litigation claims. Any litigation regarding these claims could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial, employment and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, results of operations and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones pose a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from wireless communications devices could adversely impact use of wireless communications devices and our reputation, business, results of operations and financial condition.

PalmSource may be required to indemnify us for tax liabilities we may incur in connection with the distribution of PalmSource common stock to our stockholders, and we may be required to indemnify PalmSource for specified taxes.

We received a private letter ruling from the Internal Revenue Service, or IRS, to the effect that the distribution of the shares of PalmSource common stock held by us to our stockholders would not be taxable to our U.S. stockholders or us. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts have changed since the issuance of the ruling, in the opinion of our tax counsel, these changes will not adversely affect us. We are not aware of any material change in the facts and circumstances of the distribution that would call into question the validity of the ruling. Notwithstanding the receipt of the ruling described above, the distribution may nonetheless be taxable to us under Section 355(e) of the Internal Revenue Code of 1986, as amended, if 50% or more of our stock or PalmSource stock is acquired as part of a plan or series of related transactions that include the PalmSource distribution.

Under the tax sharing agreement between PalmSource and us, PalmSource would be required to indemnify us if the sale of PalmSource’s common stock caused the distribution of PalmSource’s common stock to be taxable to us. PalmSource may not be able to adequately satisfy its indemnification obligation under the tax sharing agreement. In addition, under the tax sharing agreement, palmOne has agreed to indemnify PalmSource for certain taxes and similar obligations that PalmSource could incur under certain circumstances. Finally, although under the tax sharing agreement PalmSource is required to indemnify us for taxes of PalmSource, we may be held jointly and severally liable for taxes determined on a consolidated basis.

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

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard a proprietary. Accordingly, we cannot assure that we will be able to protect our proprietary rights against unauthorized third party copying or use. Use by others of our proprietary rights could materially harm our business.

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

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management.

Our future success depends on our ability to attract and retain highly skilled personnel, including senior management. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. In addition, we must carefully balance the growth of our employees with our anticipated revenue growth. If our revenue growth or attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options.

The number of shares available for new option grants is limited; therefore, we may find it difficult to provide competitive stock option grants and the ability to hire, retain and motivate key personnel may suffer.

palmOne’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans. Proposed accounting rules concerning the expensing of stock options may cause us to reevaluate our use of stock options as an employee incentive. Our ability to hire, retain and motivate our personnel may suffer as a result.

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our anticipated revenue base and we have seen some turnover in our workforce. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and negatively affect our business.

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

We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. We could be required to seek additional funding if our expectations are not met. Even if our expectations are met, we may find it advisable to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of debt securities could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management’s attention away from other business issues and opportunities. Acquisitions can also lead to large non-cash charges that can have a material adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation. In addition, we have made strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial condition.

Our historical financial information may not be reliable as an indicator of future results due to the spin-off of PalmSource and the acquisition of Handspring. In addition, charges to earnings resulting from the application of the purchase method of accounting may adversely affect our results of operations.

The historical financial information for palmOne, which includes results of the PalmSource business as discontinued operations, does not necessarily reflect what palmOne’s financial condition, results of operations and cash flows would have been had the PalmSource business not been a part of Palm during historical periods.

In accordance with United States generally accepted accounting principles, we accounted for the acquisition of Handspring using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price to Handspring’s net tangible assets and amortizable intangible assets, based on their fair values as of the effective date of the acquisition of Handspring, and recorded the excess of the purchase price over those fair values as goodwill. We will incur depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition of Handspring which will have an adverse effect on our results of operations. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets that may adversely affect our results of operations.

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

While we sell our products worldwide, one component of our strategy is to expand our sales efforts in China and other countries with large populations and propensities for adopting new technologies. We have limited experience with sales and marketing in some of these countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business will suffer if the level of services is interrupted or does not meet our requirements.

We use third parties to provide services such as data center operations, desktop computer support and facilities services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely upon systems interfaces with third parties or upon the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our results of operations.

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

Wars, terrorist attacks or other threats beyond our control could have an adverse impact on the United States and world economy, and in general and consumer confidence and spending in particular, which could harm our business, results of operations and financial condition.

Changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations and ability to obtain additional funding.

Any change in financial accounting standards or practices that cause us to change the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the FASB has announced, proposals to change generally accepted accounting principles in the U.S. that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods, inputs and assumptions and may yield significantly different results across models and methods and, based on the models, methods, inputs and assumptions selected, across companies. If another party asserts that the fair value of our employee stock options are misstated, securities class action litigation could be brought against us or the market price of our common stock could decline or both could occur. If investors attempt to compare our results with the results of other companies, our company and valuation may appear less attractive, which could adversely affect the market price of our common stock and our ability to obtain additional funding on acceptable terms if we find it advisable to seek additional funding.

We own land that is not currently being utilized in our business. If our expected ability to ultimately recover the carrying value of this land is impaired, we would incur a non-cash charge against our results of operations.

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

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires stockholder approval. For example, compliance with Sarbanes-Oxley Section 404 will require the commitment of significant resources to document and review internal controls over financial reporting.

In addition, these developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities, by capping the maturity of the security to less than two years and by limiting exposure to any one issue or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily debt securities with maturities of less than 90 days, and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2004 would cause an immaterial decline in the fair value of our cash equivalents. Our short term investment portfolio primarily consists of debt securities with maturities of greater than 90 days but less than two years, and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2004, would cause a decline of less than 2% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of palmOne, Inc.:

We have audited the consolidated balance sheets of palmOne, Inc. and its subsidiaries (“the Company”) as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of palmOne, Inc. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the consolidated financial statements give retroactive effect to the classification of PalmSource, Inc. as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

July 30, 2004

palmOne, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended May 31,
	2004	2003	2002
Revenues	$949,654	$837,637	$1,004,388
Costs and operating expenses:
Cost of revenues (*)	676,791	624,980	789,685
Cost of revenues—benefit for special excess inventory and related costs	—	—	(101,844)
Sales and marketing	152,070	160,001	216,905
Research and development	69,367	70,175	91,057
General and administrative	37,323	37,307	43,373
Amortization of intangible assets and deferred stock-based compensation (**)	9,751	3,266	12,940
Restructuring charges	8,432	37,300	44,561
Impairment charges	—	102,540	—
Separation costs	—	—	275

Total costs and operating expenses	953,734	1,035,569	1,096,952

Operating loss	(4,080)	(197,932)	(92,564)
Interest and other income (expense), net	(44)	3,005	1,615

Loss before income taxes	(4,124)	(194,927)	(90,949)
Income tax provision (benefit)	6,091	222,928	(25,798)

Loss from continuing operations	(10,215)	(417,855)	(65,151)
Loss from discontinued operations (net of taxes of $252, $2,070 and $61, respectively)	(11,634)	(24,727)	(17,017)

Net loss	$(21,849)	$(442,582)	$(82,168)

Net loss per share:
Basic and diluted:
Continuing operations	$(0.26)	$(14.38)	$(2.28)
Discontinued operations	(0.29)	(0.85)	(0.59)

	$(0.55)	$(15.23)	$(2.87)

Shares used in computing per share amounts:
Basic and diluted	39,686	29,069	28,640

(*) Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.
(**) Amortization of intangible assets and deferred stock-based compensation:
Cost of revenues	$574	$899	$3,693
Sales and marketing	7,906	704	1,231
Research and development	234	1,245	7,205
General and administrative	1,037	418	811

Total amortization of intangible assets and deferred stock—based compensation	$9,751	$3,266	$12,940

See notes to consolidated financial statements.

palmOne, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	May 31, 2004	May 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$203,069	$204,967
Short-term investments	49,382	—
Accounts receivable, net of allowance for doubtful accounts of $8,317 and $4,635, respectively	120,757	96,784
Inventories	14,030	22,748
Investment for committed tenant improvements	7,197	—
Prepaids and other	8,067	9,039
Current assets of discontinued operations	—	37,485

Total current assets	402,502	371,023

Restricted investments	1,175	948
Land not in use	60,000	60,000
Property and equipment, net	19,425	31,204
Goodwill	257,363	13,815
Intangible assets, net	10,979	—
Deferred income taxes	34,800	34,800
Other assets	1,694	1,720
Non-current assets of discontinued operations	—	63,116

Total assets	$787,938	$576,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,772	$89,371
Accrued restructuring	27,156	34,886
Provision for committed tenant improvements	7,197	—
Other accrued liabilities	112,679	100,519
Current liabilties of discontinued operations	—	12,570

Total current liabilities	259,804	237,346

Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	1,600	165
Non-current liabilties of discontinued operations	—	48,329

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; outstanding: none	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 47,032 shares and 29,230 shares, respectively	47	29
Additional paid-in capital	1,383,630	1,123,819
Unamortized deferred stock-based compensation	(1,995)	(508)
Accumulated deficit	(890,638)	(868,789)
Accumulated other comprehensive income	490	1,235

Total stockholders’ equity	491,534	255,786

Total liabilities and stockholders’ equity	$787,938	$576,626

See notes to consolidated financial statements.

palmOne, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Unamortized Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, May 31, 2001	$28	$1,092,868	$(14,929)	$(344,039)	$224	$734,152
Components of comprehensive loss:
Net loss	—	—	—	(82,168)	—	(82,168)
Net unrealized loss on available-for-sale investments	—	—	—	—	(573)	(573)
Recognized losses included in earnings	—	—	—	—	119	119
Accumulated translation adjustments	—	—	—	—	325	325

Total comprehensive loss	—	—	—	—	—	(82,297)

Common stock issued:
Under stock plans, net	—	3,495	(1,166)	—	—	2,329
Private placements	—	959	—	—	—	959
Common stock issued and options assumed in conjunction with acquisitions	1	29,861	—	—	—	29,862
Stock-based compensation expense	—	12	5,831	—	—	5,843
Cancelled restricted stock grants related to terminated employees	—	(4,521)	4,521	—	—	—

Balances, May 31, 2002	29	1,122,674	(5,743)	(426,207)	95	690,848
Components of comprehensive loss:
Net loss	—	—	—	(442,582)	—	(442,582)
Net unrealized loss on available-for-sale investments	—	—	—	—	(1,707)	(1,707)
Recognized losses included in earnings	—	—	—	—	1,747	1,747
Accumulated translation adjustments	—	—	—	—	1,100	1,100

Total comprehensive loss	—	—	—	—	—	(441,442)

Common stock issued under stock plans, net	—	3,104	(627)	—	—	2,477
Stock-based compensation expense	—	—	3,903	—	—	3,903
Cancelled restricted stock grants related to terminated employees	—	(1,959)	1,959	—	—	—

Balances, May 31, 2003	29	1,123,819	(508)	(868,789)	1,235	255,786
Components of comprehensive loss:
Net loss	—	—	—	(21,849)	—	(21,849)
Net unrealized loss on available-for-sale investments	—	—	—	—	(442)	(442)
Accumulated translation adjustments	—	—	—	—	147	147

Total comprehensive loss	—	—	—	—	—	(22,144)

Common stock issued:
Under stock plans, net	2	20,526	(1,096)	—	—	19,432
Private placements	2	37,013	—	—	—	37,015
Common stock issued and options assumed in conjunction with acquisition	14	237,223	(2,233)	—	—	235,004
Effect of distribution of PalmSource, Inc. shares	—	(34,589)	—	—	(450)	(35,039)
Stock-based compensation expense	—	442	1,038	—	—	1,480
Cancelled restricted stock and option grants related to terminated employees	—	(804)	804	—	—	—

Balances, May 31, 2004	$47	$1,383,630	$(1,995)	$(890,638)	$490	$491,534

See notes to consolidated financial statements.

palmOne, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended May 31,
	2004	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(10,215)	$(417,855)	$(65,151)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	20,925	24,172	26,644
Amortization	10,603	4,547	11,354
Deferred income taxes	—	219,625	(7,581)
Impairment charges	—	102,540	—
Recognized loss on equity investments	—	3,747	5,110
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	(13,759)	(34,391)	52,341
Inventories	12,768	32,256	52,496
Prepaids and other	3,403	7,654	(7,582)
Accounts payable	627	(6,452)	(137,257)
Accrued restructuring	(15,766)	3,094	5,801
Other accrued liabilities	(21,644)	6,234	(175,237)

Net cash used in operating activities	(13,058)	(54,829)	(239,062)

Cash flows from investing activities:
Purchase of property and equipment	(5,776)	(8,156)	(15,433)
Purchase of equity investments	—	(1,000)	—
Acquisition of business, net of cash acquired	16,114	—	43
Cash distributions from / (advances) to PalmSource	(6,000)	819	(31,118)
Purchase of short-term investments	(124,061)	(9,841)	(17,970)
Sales/maturities of short-term investments	74,263	27,811	—
Purchase of restricted investments	(2,764)	(173)	(275)
Sales/maturities of restricted investments	2,937	—	—

Net cash provided by (used in) investing activities	(45,287)	9,460	(64,753)

Cash flows from financing activities:
Proceeds from issuance of common stock	56,447	2,477	3,288
Issuance of convertible debt	—	—	35,000

Net cash provided by financing activities	56,447	2,477	38,288

Change in cash and cash equivalents	(1,898)	(42,892)	(265,527)
Cash and cash equivalents, beginning of period	204,967	247,859	513,386

Cash and cash equivalents, end of period	$203,069	$204,967	$247,859

Other cash flow information:
Cash refund (paid) for income taxes	$(3,779)	$(2,808)	$16,137

Cash paid for interest	$(2,572)	$(2,696)	$(147)

Non-cash investing and financing activities:
Fair value of stock options and warrants assumed in business combination	$28,064	$—	$255

Common stock issued for acquisition of businesses	$209,173	$—	$29,607

Purchase of property and equipment through capital lease	$—	$—	$2,436

See notes to consolidated financial statements.

palmOne, Inc.

Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

palmOne, Inc. (formerly Palm, Inc.), or palmOne or the Company, develops, markets and sells a family of handheld computing and communications solutions.

palmOne was founded in 1992 as Palm Computing, Inc. It was acquired by U.S. Robotics Corporation in 1995 and sold its first handheld product in 1996, quickly establishing a leadership role in the handheld device industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced the intent to separate the handheld device business from 3Com’s business to form an independent company. In preparation for becoming an independent, publicly traded company, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. Palm’s legal separation from 3Com occurred on February 26, 2000, or Separation Date, at which time Palm began to operate independently from 3Com. In March 2000, approximately 6% of the shares of Palm common stock were sold in an initial public offering and concurrent private placements, and in July 2000, 3Com distributed the remaining shares of Palm common stock it owned, approximately 94% of Palm’s common stock then outstanding, to 3Com’s stockholders.

In December 2001, the Company formed PalmSource, Inc., a stand-alone subsidiary for its operating system, or OS, business, and subsequently announced its intent to establish PalmSource, Inc., or PalmSource, as an independent, publicly traded company. On October 28, 2003, the Company’s stockholders formally approved a plan to spin-off the Company’s OS platform and licensing business through the distribution of all of the shares it owned of its majority-owned subsidiary, PalmSource, and acquire Handspring, Inc., or Handspring. Immediately following the transaction, Palm, Inc. changed its name to palmOne, Inc. and we refer to the Company as palmOne throughout the financial statements. The Company completed the spin-off by issuing approximately 0.3098 of a share of PalmSource common stock for each share of Palm common stock outstanding as of October 28, 2003. The distribution of the shares of PalmSource common stock was intended to be tax-free to palmOne and its stockholders. As a result of the distribution, the Company’s historical consolidated financial statements have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of loss have not changed from the amounts reported previously. Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to the Company’s continuing operations (See Note 3 to consolidated financial statements). Immediately following the PalmSource distribution, palmOne acquired Handspring through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. In the Handspring acquisition, the stockholders of Handspring received 0.09 of a share of palmOne common stock for each share of Handspring common stock held (an aggregate of approximately 13.6 million shares of palmOne common stock). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in our consolidated financial statements. (See Note 4 to consolidated financial statements).

Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments: the Solutions Group business and the PalmSource business. As a result of the PalmSource distribution, the PalmSource reporting segment was eliminated as of the quarter ended November 30, 2003. The continuing business of palmOne operates in one reportable segment which develops, designs and markets handheld computing and communication devices and related accessories, services and software.

On October 15, 2002, palmOne effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split.

Note 2.    Significant Accounting Policies

Fiscal Year

palmOne’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2004, 2003 and 2002 each contained 52 weeks. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in palmOne’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalties, land not in use, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of palmOne and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net loss.

Cash Equivalents and Short-Term Investments

Cash equivalents are highly liquid debt investments acquired with remaining maturities of three months or less. Short-term investments are debt investments acquired with maturities greater than 90 days and less than two years. While palmOne’s intent is to hold debt securities to maturity, consistent with SFAS No. 115, Accounting for Certain Investments In Debt and Equity Securities, palmOne has classified all debt securities as available-for-sale. Such securities are recorded at market value using the specific identification method with unrealized gains and losses included as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest and other income (expense), along with interest and dividends.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on palmOne’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially subject palmOne to credit risk consist of cash, cash equivalents and short-term investments which are invested in highly liquid instruments in accordance with palmOne’s investment policy. palmOne sells the majority of its products through distributors, retailers, resellers and wireless carriers.

While a significant portion of palmOne’s accounts receivable is concentrated with a few customers as shown below, generally credit risk is diversified due to the number of entities comprising palmOne’s customer base and their dispersion across different geographic locations throughout the world. palmOne generally sells on open account and performs periodic credit evaluations of its customers’ financial condition.

The following individual customers accounted for 10% or more of total revenue from continuing operations for the years ended May 31, 2004, 2003 and 2002:

	Years Ended May 31,
	2004	2003	2002
Ingram Micro	15%	19%	17%
Tech Data	7%	9%	10%

The following individual customers accounted for 10% or more of total accounts receivable:

	May 31,
	2004	2003
Ingram Micro	17%	22%
Tech Data	8%	12%

Inventories

Inventory purchases and purchase commitments are based upon forecasts of future demand. palmOne values its inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If palmOne believes that demand no longer allows it to sell its inventory above cost, or at all, then palmOne writes down that inventory to market or writes off excess inventory levels.

Investments for Committed Tenant Improvements

Investments for committed tenant improvements consist of money market funds. These investments are carried at cost, which approximates fair value, and are restricted as to withdrawal to satisfy the corresponding obligation, provision for committed tenant improvements. Investments for committed tenant improvements are held in brokerage accounts in palmOne’s name.

Restricted Investments

Restricted investments consist of U.S. government obligations and certificates of deposit with maturities of three months or less. These investments are carried at cost, which approximates fair value, and are restricted as to withdrawal. Restricted investments are held in brokerage accounts in palmOne’s name.

Land, Property and Equipment

Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years). Land not in use is held at cost reduced by impairment charges recorded as the result of declines in market value. (See Note 7 to consolidated financial statements.)

Goodwill and Intangible Assets

palmOne evaluates the recoverability of goodwill annually, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within the Company’s single reporting segment. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized. palmOne believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Equity Investments

Investments in equity securities with readily available fair values are considered available-for-sale and recorded at cost with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for which palmOne does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost. palmOne evaluates its investments in equity securities on a regular basis and records an impairment charge to other interest income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA SOP No. 97-2, Software Revenue Recognition, as amended. palmOne recognizes revenues from sales of handheld computing and communication devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced based on palmOne’s estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience.

Revenue from software arrangements with end-users is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in software arrangements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

Revenue from wireless Internet access service subscriptions is recognized over the service period.

Advertising

Advertising costs are expensed as incurred and were $63.0 million, $66.9 million and $100.6 million for fiscal years 2004, 2003 and 2002, respectively. Included within total advertising costs are marketing development funds paid to channel customers for which palmOne receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenue is recognized.

Warranty Costs

palmOne accrues for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known warranty issues.

Restructuring Costs

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), palmOne records liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, palmOne accrued for restructuring costs when it made a commitment to a firm exit plan that specifically identified all significant actions to be taken. palmOne records initial restructuring charges based on assumptions and related estimates it deems appropriate for the economic environment at the time these estimates are made. palmOne reassesses restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and records new restructuring accruals as liabilities are incurred.

Separation Costs

Separation costs reflect costs, such as consulting and professional fees, related to palmOne’s separation from 3Com. Costs related to the separation of PalmSource are included in discontinued operations.

Income Taxes

Income tax expense (benefit) for the years ended May 31, 2004, 2003 and 2002 is based on pre-tax financial accounting income or loss. Prior to October 29, 2003, palmOne’s consolidated federal, state and foreign income tax returns included the operating results of PalmSource. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of palmOne’s net deferred tax assets assumes that it is more likely than not that palmOne will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

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

For palmOne entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates.

Derivative Instruments

palmOne conducts business on a global basis in several currencies. As such, palmOne is exposed to movements in foreign currency exchange rates. palmOne enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. Gains and losses on the contracts offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. palmOne’s foreign exchange forward contracts relate to current assets and liabilities and generally mature within 30 days. palmOne did not hold derivative financial instruments for trading purposes during the years ended May 31, 2004, 2003 and 2002.

Stock-Based Compensation

palmOne has employee stock plans, which are described more fully in Note 13 to consolidated financial statements. The Company accounts for its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. palmOne accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

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

The following table illustrates the effect on net loss and net loss per share if palmOne had elected to recognize stock-based compensation expense based on the fair value of the options granted to employees at the date of grant as prescribed by SFAS No. 123. As a result of the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the exercise prices and the number of shares underlying the options were adjusted in accordance with the methodology set forth in FIN No. 44. For the purposes of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Years Ended May 31,
	2004 (2)	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(21,849)	$(442,582)	$(82,168)
Add: Stock based compensation included in reported net loss, net of related tax effects (1)	3,227	3,903	5,843
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(22,767)	(41,758)	(110,441)

Pro forma net loss	$(41,389)	$(480,437)	$(186,766)

Net loss per share, as reported—basic and diluted	$(0.55)	$(15.23)	$(2.87)

Pro forma net loss per share—basic and diluted	$(1.04)	$(16.53)	$(6.52)

(1)	Amounts include compensation related to options held by PalmSource employees through the distribution date.
(2)	Stock-based compensation expense determined under fair value method for fiscal year 2004 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004. See Note 13 to consolidated financial statements.

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

Net Loss Per Share

Basic loss from continuing operations, loss from discontinued operations and net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations, loss from discontinued operations and net loss per share is calculated based on the weighted average shares of common stock outstanding excluding shares subject to repurchase, because the effect of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the years ended May 31, 2004, 2003 and 2002, approximately 1,569,000, 54,000 and 15,000 common equivalent shares were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss plus net unrealized loss on investments, recognized losses included in earnings and accumulated foreign currency translation adjustments and is presented in the statement of stockholders’ equity.

Effects of Recent Accounting Pronouncements

In November 2003, the EITF reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the notes to consolidated financial statements. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. palmOne does not expect the adoption under the final consensus would have a significant impact on the carrying value of its investments at May 31, 2004.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, Consolidation of Variable Interest Entities and a revised interpretation of FIN No. 46R in December 2003. These require an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also require majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors (if any) do not have a controlling financial interest or whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from the other parties. palmOne adopted FIN No. 46 as of September 1, 2003, and the adoption of this interpretation did not have an impact on the Company’s historical financial position or results of operations. palmOne does not expect the adoption of FIN No. 46R to have an impact on the Company’s historical financial position or results of operations.

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

Note 3.    Discontinued Operations

On October 28, 2003, the Company’s stockholders formally approved a plan that included the PalmSource distribution and the Handspring acquisition. Accordingly, the historical consolidated financial statements of palmOne have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations data reflects the historical assets and liabilities, results of operations and cash flows of PalmSource, the Palm OS platform and licensing business segment of palmOne, as of and during each respective period presented. No gain or loss was recorded as a result of the PalmSource distribution.

Loss from discontinued operations included PalmSource net revenues of $11.1 million, $34.3 million and $26.4 million for the years ended May 31, 2004, 2003 and 2002, respectively. For fiscal years 2004, 2003 and 2002, PalmSource net revenues include $2.2 million, $11.2 million and $5.3 million respectively, from Sony Corporation, a minority stockholder of PalmSource. Also included in loss from discontinued operations are allocated corporate expenses and historical consolidated separation costs that cease after the PalmSource distribution of $5.2 million, $9.3 million and $1.5 million for the years ended May 31, 2004, 2003 and 2002, respectively.

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

Note 4.    Business Combinations

On October 29, 2003, palmOne acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.09 of a share of palmOne common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. The goal of the Handspring acquisition was to enhance palmOne’s competitive position in the wireless handheld market and strengthen relationships with wireless carriers, allowing the Company to broaden its product offering, distribution channels and achieve certain cost synergies. palmOne derived the exchange ratio for the acquisition based on an arm’s length negotiation. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of palmOne common stock. The purchase price of $249.9 million is comprised of: (a) approximately $209.2 million representing the fair value of palmOne common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation methodology, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

The fair value of the palmOne common stock issued was determined using a per share price of $15.4060 per share based upon the closing prices of palmOne common stock within a range of trading days beginning with the first trading day subsequent to the PalmSource distribution (October 29, 2003—November 4, 2003).

The fair value of the vested options, unvested options and warrants assumed were valued using the Black-Scholes option valuation model with the following weighted average assumptions:

	Vested Options	Unvested Options	Warrants
Weighted average assumptions:
Risk-free interest rate	1.3%	2.4%	3.2%
Volatility	100%	100%	100%
Options term (in years)	1.00	3.00	4.25
Dividend yield	0.0%	0.0%	0.0%

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for palmOne operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit palmOne in the future. As of May 31, 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. All adjustments have been recorded as a net increase in goodwill. As of May 31, 2004, the workforce reductions were substantially complete.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability Recognized at October 29, 2003	Cash Payments	Adjustments	Balance at May 31, 2004
Workforce reduction costs	$1,805	$(2,029)	$244	$20
Excess facilities costs	3,689	(2,065)	1,913	3,537
Other	660	(673)	13	—

	$6,154	$(4,767)	$2,170	$3,557

The Handspring acquisition was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill related to the acquisition is not amortized and is tested at least annually for impairment. The goodwill for the Handspring acquisition is not deductible for tax purposes. The consolidated financial statements of palmOne include the operating results of the acquired Handspring business from the date of acquisition.

The purchase price of this business combination was allocated to tangible assets net of assumed liabilities and to identifiable intangible assets based on the valuation, generally using a discounted cash flow approach, of contracts and customer relationships, customer backlog, product technology, trademarks and non-compete covenants as follows (in thousands):

	Amortization Period	Amount
Net tangible assets:
Current assets		$40,591
Property and equipment		3,370
Other assets		15,403

Total assets acquired		59,364
Total liabilities assumed		(72,870)

Net liabilities assumed		(13,506)
Deferred stock-based compensation		2,233
Goodwill		241,512
Intangible assets:
Contracts and customer relationships	24 months	11,900
Customer backlog	4 months	4,200
Product technology	24 months	1,800
Trademarks	24 months	1,400
Non-compete covenants	24 months	400

Total purchase price		$249,939

Certain adjustments were made to goodwill subsequent to the acquisition date and are described in Note 9 to the consolidated financial statements.

The following unaudited pro forma financial information presents the combined results of operations of palmOne and Handspring as if the Handspring acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for palmOne and Handspring, the pro forma results combine the results of palmOne with the historical results of Handspring as follows:

palmOne Reporting Period	Handspring Period Included in Pro Forma Data
Year Ended May 31, 2004	June 1, 2003—October 28, 2003 *
Year Ended May 31, 2003	Year Ended June 30, 2003
Year Ended May 31, 2002	Year Ended June 30, 2002

*	Results from operations of the former Handspring business are included in palmOne results of operations since the date of acquisition (October 29, 2003).

This unaudited pro forma financial information includes adjustments of $3.6 million, $12.9 million and $12.9 for the years ended May 31, 2004, 2003 and 2002, reflecting amortization of purchased intangible assets and deferred stock based-compensation that would have been recorded if the acquisition had occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of palmOne that would have been reported had the acquisition been completed as of the beginning of each of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of palmOne. Unaudited pro forma results for the years ended May 31, 2004, 2003 and 2002 were (in thousands):

	Years Ended May 31,
	2004	2003	2002
Pro forma revenues	$985,734	$984,893	$1,245,039
Pro forma net loss	$(50,438)	$(586,583)	$(186,700)
Pro forma net loss per share, basic and diluted	$(1.27)	$(13.75)	$(4.42)
Shares used in computing per share amounts, basic and diluted	39,686	42,646	42,217

In December 2001, palmOne completed its acquisition of ThinAirApps, Inc., or ThinAirApps. The total purchase price of $19.7 million consisted of $18.6 million of palmOne common stock (262,519 shares issued based on the average stock price for the five trading days ended on December 17, 2001), $0.3 million of stock options assumed and $0.8 million of direct transaction costs. ThinAirApps was a privately—held, New York-based developer of software enabling secure wireless access to corporate email and other critical enterprise data. As a result of the acquisition, palmOne expected to benefit from the licensing of ThinAirApps’ software technology and the addition of engineers to the Solutions Group business segment, in addition to possibly integrating ThinAirApps’ technology into future versions of palmOne’s products to enhance secure wireless access capabilities. Intangible assets were being amortized over periods ranging from two to four years. This transaction was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. The goodwill for this acquisition is not deductible for tax purposes. During the third quarter of fiscal year 2003, palmOne recorded an impairment charge of $2.5 million, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to the core technology acquired from ThinAirApps.

The original purchase price was allocated based on the valuation, generally using a discounted cash flow approach, of purchased core technology as follows (in thousands):

ThinAir Apps
Core technology	$3,810
Net tangible assets	468
Deferred tax liability	1,565
Goodwill	13,815

Purchase price	$19,658

In November 2001 and March 2001, palmOne completed its purchase of specified assets of Be Incorporated and the acquisition of peanutpress.com, Inc., respectively, which were considered part of the PalmSource business segment. The assets acquired and liabilities assumed in connection with this purchase and acquisition have been reclassified and are included, as applicable, in non current assets from discontinued operations as of May 31, 2003. (See Note 3 to consolidated financial statements.)

Note 5.    Cash and Available-For-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	May 31, 2004			May 31, 2003
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$47,934	$—	$47,934	$30,394	$—	$30,394
Cash equivalents:
Money market funds	50,635	—	50,635	37,673	—	37,673
State and local government obligations	12,000	—	12,000	93,900	—	93,900
Corporate notes/bonds	80,500	—	80,500	33,000	—	33,000
Foreign corporate notes/bonds	12,000	—	12,000	10,000	—	10,000

	155,135	—	155,135	174,573	—	174,573

Total cash and cash equivalents	$203,069	$—	$203,069	$204,967	$—	$204,967

Short-term investments:
Federal government obligations	$30,495	$(174)	$30,321	$—	$—	$—
Corporate notes/bonds	17,908	(105)	17,803	—	—	—
Foreign corporate notes/bonds	1,263	(5)	1,258	—	—	—

	$49,666	$(284)	$49,382	$—	$—	$—

Equity investments in publicly traded companies	$273	$(151)	$122	$253	$—	$253

Investment for committed tenant improvements, money market funds	$7,197	$—	$7,197	$—	$—	$—

Restricted investments:
U.S. government agency obligations	$—	$—	$—	$173	$—	$173
Certificates of deposit	1,175	—	1,175	775	—	775

	$1,175	$—	$1,175	$948	$—	$948

palmOne’s unrealized loss positions are less than twelve months in age.

Note 6.    Inventories

Inventories consist of the following (in thousands):

	May 31,
	2004	2003
Finished goods	$12,219	$16,835
Work in process and raw materials	1,811	5,913

	$14,030	$22,748

Note 7.    Land not in use

Land not in use, approximately 39 acres located in San Jose, California, was land on which palmOne had previously planned to build its new corporate headquarters. At the initiation of a seven-year master lease agreement during the second quarter of fiscal year 2001, the lessor acquired the land for palmOne’s future headquarters. Due to the uncertain economic environment and changes to its business, in the fourth quarter of fiscal year 2001, palmOne decided not to go forward with the lease commitment or construction of the future headquarters facility. Pursuant to the terms of the master lease agreement, upon termination of the agreement, palmOne was required to exercise its option to purchase the land from the lessor at the lessor’s full initial purchase price. As a result, in the fourth quarter of fiscal year 2001, palmOne incurred an impairment charge of $59.0 million related to the land, consisting of the difference in the value of the land at that date and palmOne’s purchase price. The land was classified as held for sale as of May 31, 2001 but ceased to be actively marketed during fiscal year 2002 and was reclassified as land not in use. During the third quarter of the year ended May 31, 2003, palmOne incurred an additional impairment charge of $100.0 million related to the land. Market conditions for commercial real estate in the Silicon Valley had further deteriorated since the land was acquired in May 2001 and the Company determined that it would not expect to hold the land as long as would be required to realize a $160.0 million carrying value. As a result the Company reviewed the carrying value of the land for impairment. Accordingly, palmOne has adjusted the carrying value of the land to its fair market value at February 2003 of $60.0 million. The Company currently has no plans to sell the land within the next twelve months.

Note 8.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31,
	2004	2003
Equipment and internal use software	$80,902	$81,676
Leasehold improvements	1,690	3,687
Furniture and fixtures	3,098	3,789

Total	85,690	89,152
Accumulated depreciation and amortization	(66,265)	(57,948)

	$19,425	$31,204

Note 9.    Goodwill

palmOne adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of the first day of fiscal year 2002. As defined by SFAS No. 142, upon adoption the Company identified two reporting units (the Solutions Group and PalmSource) and allocated goodwill to each unit. During the year ended May 31, 2003, the assets, including goodwill, of $1,276,000, related to Palm’s email software for the Palm OS operating system that were previously included in Solutions Group were contributed to PalmSource, which is classified as discontinued operations. During the fourth quarter of fiscal years 2004 and 2003, palmOne completed its annual impairment test, and there was no impairment indicated.

In connection with the ThinAirApps acquisition, goodwill acquired during 2002 was $13.8 million. As of May 31, 2003 the balance remained at $13.8 million.

Changes in the carrying amount of goodwill are (in thousands):

Balances, May 31, 2003	$13,815
Acquisition of Handspring	241,512
Goodwill adjustments	2,036

Balances, May 31, 2004	$257,363

Goodwill adjustments primarily consist of approximately $2.2 million and are the result of adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. The Company will continue to evaluate goodwill and adjust the purchase price as necessary for changes in estimated royalty obligations, pre-acquisition litigation and estimated deferred tax assets associated with the Handspring acquisition.

Note 10.    Intangible Assets

Intangible assets consist of the following (in thousands):

		May 31, 2004			May 31, 2003
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net
Contracts and customer
relationships	24 months	$11,900	$(3,471)	$8,429	$—	$—	$—	$—
Customer backlog	4 months	4,200	(4,200)	—	—	—	—	—
Product technology	24 months	1,800	(525)	1,275	3,810	(1,270)	(2,540)	—
Trademarks	24 months	1,400	(408)	992	—	—	—	—
Non-compete covenants	24 months	400	(117)	283	11,829	(11,829)	—	—

		$19,700	$(8,721)	$10,979	$15,639	$(13,099)	$(2,540)	$—

The net book value of the intangible assets of PalmSource has been reclassified and is included in net assets from discontinued operations as of May 31, 2003. (See Note 3 to consolidated financial statements).

During the third quarter of fiscal year 2003, palmOne recorded an impairment charge of $2.5 million, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to the core technology acquired from ThinAirApps. The core technology is no longer considered useful, and its carrying value is not considered to be recoverable. The fair value of the core technology was determined using the discounted cash flow method.

Note 11.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2004	2003
Payroll and related expenses	$13,717	$10,241
Rebates	11,096	16,051
Product warranty	27,839	17,911
Other	60,027	56,316

	$112,679	$100,519

Note 12.    Commitments

Certain palmOne facilities are leased under operating leases. Leases expire at various dates through September 2011, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Years Ended May 31,	Operating	Capital
2005	$11,290	$149
2006	7,181	—
2007	5,728	—
2008	5,795	—
2009	5,167	—
Thereafter	12,452	—

	$47,613	149

Amount related to interest		(1)

Capital lease obligation		$148

Rent expense was $6.1 million, $8.6 million and $21.9 million for fiscal years 2004, 2003 and 2002, respectively. In conjunction with its restructuring activities, the Company is attempting to sublease certain excess space, the proceeds from which would partially offset the Company’s future minimum lease commitments. Future minimum lease receivables under subleases are as follows (in thousands):

Years Ended May 31,
2005	$2,216
2006	2,421
2007	2,485
2008	2,514
2009	2,661
Thereafter	6,101

$18,398

The estimated sublease income is not deducted from the above table of future minimum lease payments. Sublease income was approximately $0.3 million, $0.4 million and $0.2 million for fiscal years 2004, 2003 and 2002, respectively.

In December 2001, palmOne issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations, palmOne retained $35.0 million and the remainder was assumed by PalmSource. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into palmOne common stock at an effective conversion price of $64.60 per share. palmOne may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event palmOne distributes significant assets, palmOne may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of May 31, 2004, the remaining principal amounts of the notes are $2.2 million and $0.7 million.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants palmOne certain licenses to develop, manufacture, test, maintain and support its products which incorporate PalmSource’s operating systems. Under this agreement,

palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a total minimum annual royalty and license fee commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. As of May 31, 2004, palmOne’s third party manufacturers had inventory on-hand and component purchase commitments related to the manufacture of palmOne products of approximately $198.6 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.0% at May 31, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (2.97% at May 31, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of May 31, 2004 palmOne had used its credit line to support the issuance of letters of credit of $7.2 million.

As part of the agreements with 3Com relating to palmOne’s separation from 3Com, palmOne agreed to assume liabilities arising out of the Xerox, E-Pass Technologies and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases. (See Note 17 to consolidated financial statements.)

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. (See Note 17 to consolidated financial statements.)

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

Changes in the product warranty accrual are (in thousands):

	Years Ended May 31,
	2004	2003
Balance at beginning of period	$17,911	$30,008
Payments made	(37,241)	(39,626)
Balance assumed in Handspring acquisition	6,037	—
Accrual related to product sold during the period	35,870	40,414
Change in estimated liability for pre-existing warranties	5,262	(12,885)

Balance at end of period	$27,839	$17,911

Note 13.    Stockholders’ Equity

Preferred Stock

palmOne’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at May 31, 2004 and 2003.

Stockholder Rights Plan

In November 2000, the Board of Directors approved a preferred stock rights agreement and issued a dividend of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock for each share of common stock outstanding as of November 6, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of palmOne.

Employee Stock Purchase Plan

palmOne has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of palmOne common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period. As of May 31, 2004, approximately 3,010,000 shares of palmOne common stock have been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, or approximately 740,000 shares, or a lesser amount as may be determined by the Board of Directors. During the years ended May 31, 2004, 2003 and 2002, palmOne issued approximately 292,000 shares, 231,000 shares and 107,000 shares, respectively, under the employee stock purchase plan. At May 31, 2004, approximately 2,344,000 shares were available for issuance under this plan, which increased to approximately 3,084,000 shares on June 1, 2004 pursuant to the annual plan increase previously described.

Stock Option Plans

palmOne has a stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants. Options are generally granted at not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. palmOne’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. During the years ended May 31, 2004, 2003 and 2002, palmOne recognized compensation expense of $793,000, $3,309,000, and $4,865,000, respectively, related to palmOne restricted stock grants. As of May 31, 2004, 8,502,000 shares of common stock have been reserved for issuance under the stock option plan. The stock option plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. At May 31, 2004, approximately 2,376,000 shares of common stock were available for grant under this plan, which increased to 4,728,000 shares on June 1, 2004 pursuant to the annual plan increase previously described.

palmOne also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of palmOne common stock underlying the options outstanding, assumed at the time of acquisition, under these plans, there are no shares of palmOne common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of palmOne common stock will be issued in place of such unexercised option. However, palmOne has the authority, if necessary, to reserve additional shares of palmOne common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as had occurred as a result of the PalmSource distribution as described below.

Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. As of May 31, 2004, 950,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 673,000 shares of common stock were available for grant. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made.

The following table summarizes the activity under all stock option plans (shares in thousands):

	Years Ended May 31,
	2004 (1)		2003 (1)		2002 (1)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,783	$76.92	3,331	$167.30	2,453	$329.03
Granted	3,932	$12.38	3,773	$9.80	2,301	$63.53
Assumed in connection with acquisitions	1,869	$12.69	—	$—	2	$130.71
Exercised	(1,704)	$10.13	(26)	$9.05	(3)	$16.36
Cancelled	(3,748)	$96.38	(1,295)	$115.15	(1,422)	$278.61

Outstanding at end of year	6,132	$22.62	5,783	$76.92	3,331	$167.30

Exercisable at end of year	2,441	$37.10	2,686	$128.16	1,057	$236.59

(1)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted and restated to preserve the intrinsic value.

Under the terms of the PalmSource distribution, optionholders who became employees of PalmSource had their options to purchase shares of palmOne stock cancelled. Those optionholders who remained employees of palmOne did not receive any rights to purchase stock in PalmSource. In order to preserve the intrinsic value of palmOne’s employee stock options, the number of shares subject to stock options outstanding as of October 28, 2003 and their related exercise prices were adjusted in accordance with the methodology set forth in FIN No. 44. As a result, on October 28, 2003, outstanding options to purchase approximately 5.0 million shares of Palm, Inc. common stock were adjusted into options to purchase approximately 7.1 million shares of palmOne common stock. This includes options to purchase approximately 0.4 million shares of palmOne common stock held by PalmSource employees. Options held by PalmSource employees ceased vesting on October 28, 2003 and unexercised options held by PalmSource employees were cancelled on January 28, 2004.

On March 1, 2004, palmOne tendered an offer to exchange all unexercised options to purchase shares of palmOne’s common stock that were held by eligible employees, whether vested or unvested, that had exercise prices equal to or greater than $20.00 per share, or the Eligible Options. Eligible employees included all persons who were employees of palmOne or one of its subsidiaries as of March 1, 2004 and who remained employees through the date on which the Eligible Options were cancelled, but did not include members of palmOne’s Board of Directors or palmOne’s Section 16 Officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to palmOne’s securities under the Securities Exchange Act of 1934, as amended). On March 30, 2004, options to purchase approximately 945,000 shares of palmOne common stock, having a weighted average exercise price of $164.15 per share, were cancelled. Accordingly, the Company expects to grant options to purchase approximately 630,000 shares of palmOne common stock on or after October 1, 2004 at an exercise price equal to the fair market value at the date of grant, the majority of which will vest over a 12-month period. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the grant of the replacement options.

Information relating to stock options outstanding as of May 31, 2004 is as follows (shares in thousands):

	Outstanding			Exercisable
Range of exercise prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in years)
$ 0.00 to $ 9.75	1,984	$7.07	7.3	1,090	$5.28
$ 9.76 to $ 11.25	2,560	$11.13	8.7	652	$11.10
$11.26 to $ 17.49	406	$14.07	8.6	115	$14.71
$17.50 to $ 19.99	464	$18.06	9.4	6	$17.74
$20.00 to $ 74.00	527	$44.49	7.4	398	$46.08
$74.01 to $823.05	191	$306.84	6.2	180	$318.87

$ 0.00 to $823.05	6,132	$22.62	8.1	2,441	$37.10

Warrants

In connection with the Handspring acquisition, palmOne assumed a warrant to purchase 810,000 shares of palmOne common stock at an exercise price of $12.12 per share. The warrant was exercisable as of May 31, 2004. See Note 4 to consolidated financial statements.

SFAS No. 123 Assumptions and Fair Value

The fair value of each option grant during the years ended May 31, 2004, 2003 and 2002 reported above in Note 2 to consolidated financial statements was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended May 31,
Assumptions applicable to stock options	2004	2003	2002
Risk-free interest rate	2.0%	2.4%	3.4%
Volatility	100%	100%	100%
Option term (in years)	2.9	3.1	2.5
Dividend yield	0.0%	0.0%	0.0%

	Years Ended May 31,
Assumptions applicable to employee stock purchase plan	2004	2003	2002
Risk-free interest rate	2.1%	2.4%	3.4%
Volatility	99%	99%	97%
Option term (in years)	2.0	2.0	2.0
Dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the years ended May 31, 2004, 2003 and 2002 was $8.00, $8.79, and $51.62 per share, respectively. The stock options granted during the year ended May 31, 2004 are comprised of stock options granted at not less than the fair market value at date of grant as well as stock options assumed in the Handspring acquisition granted at prices below and above the fair market value of palmOne’s common stock at the acquisition date. Accordingly, the weighted average estimated fair value of stock options granted during the year ended May 31, 2004 granted above, at and below the fair market value on the date of grant was $11.77, $7.54 and $7.18 per share, respectively. The weighted average estimated fair value of shares granted under the employee stock purchase plan during the years ended May 31, 2004, 2003 and 2002 was $8.24, $14.73 and $32.10 per share, respectively.

Note 14.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended May 31,
	2004	2003	2002
Current:
Federal	$—	$—	$(9,194)
State	435	386	(6,601)
Foreign	5,656	2,917	(2,422)

Total current	6,091	3,303	(18,217)

Deferred:
Federal	—	172,823	(13,981)
State	—	46,090	964
Foreign	—	712	5,436

Total deferred	—	219,625	(7,581)

	$6,091	$222,928	$(25,798)

Loss before income taxes for the years ended May 31, 2004, 2003, and 2002 includes foreign subsidiary income (loss) of $22.7 million, $5.8 million and $(35.2) million, respectively.

The income tax (provision) benefit differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended May 31,
	2004	2003	2002
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(10.6)	0.2	4.1
Research tax credits	—	—	2.7
Acquired in-process technology and non-deductible goodwill	(4.0)	—	—
Differential in foreign tax rates on earnings (losses)	55.6	(1.6)	4.7
Valuation allowance	(236.8)	(140.9)	(15.7)
Other	13.1	(7.1)	(2.4)

	(147.7)%	(114.4)%	28.4%

The significant components of palmOne’s deferred income tax assets are (in thousands):

	May 31,
	2004	2003
Net operating loss carryforwards	$303,399	$192,425
Land impairment	62,994	62,994
Reserves not currently deductible for tax purposes	57,655	35,391
Tax credit carryforwards	17,187	16,622
Deferred expenses	7,755	3,072
Deferred revenue	1,706	1,863
Other	17,503	11,311

	468,199	323,678
Acquisition intangibles	(4,185)	—
Valuation allowance	(429,214)	(288,878)

	$34,800	$34,800

As of the end of fiscal year 2002, palmOne had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of the Company’s PalmSource, Inc. subsidiary and the Company’s wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and the wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at the end of fiscal year 2004, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before palmOne’s net operating loss carryforwards expired. The valuation allowance was reduced related to the discontinued operations of PalmSource while being increased as a result of the merger with Handspring and for operating losses incurred during fiscal year 2004. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

As of May 31, 2004, palmOne has operating loss carryforwards for federal tax purposes totaling approximately $586 million, which expire in various years through fiscal year 2025. palmOne also has approximately $256 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2011 and 2025. In addition, palmOne has federal and state research and experimental credit carryforwards of approximately $10 million, which expire in various years between 2008 and 2025 and approximately $7 million of credits acquired through business combinations, which expire in various years between 2013 and 2025. When the net operating losses and tax credit carryforwards related to certain business combinations are utilized against future income, the tax benefit associated with the utilization will be reflected as a goodwill reduction and will not reduce tax expense.

As a result of the acquisition of Handspring, the Company experienced a change in our ownership of approximately 30%. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, the Company’s ability to utilize its net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in ownership over 50%.

Note 15.    Restructuring Charges and Excess Inventory and Related Costs

Restructuring charges of $8.4 million recorded during fiscal year 2004 consist of $8.9 million related to the restructuring actions taken during the first and third quarters of fiscal year 2004 less adjustments of $0.5 million related to restructuring actions taken in the third quarter of fiscal year 2003.

The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees. Restructuring charges relate to the implementation of actions to streamline the Company consistent with its strategic plan. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. As of May 31, 2004, approximately 95 regular employees have been terminated as a result of this restructuring.

Accrued liabilities related to the third quarter of fiscal year 2004 restructuring actions consist of (in thousands):

Workforce Reduction Costs
Restructuring expense	$5,172
Cash payments	(4,175)
Write-offs	(289)

Balance, May 31, 2004	$708

Cost reduction actions initiated in the third quarter of fiscal year 2004 are expected to be substantially complete by the third quarter of fiscal year 2005.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with palmOne’s future wireless plans. As of May 31, 2004, substantially all the headcount reductions have been completed.

Accrued liabilities related to the first quarter of fiscal year 2004 restructuring actions consist of (in thousands):

	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Total
Restructuring expense	$574	$1,515	$1,633	$3,722
Cash payments	(574)	(687)	(1,526)	(2,787)
Write-offs	—	(23)	(107)	(130)

Balances, May 31, 2004	$—	$805	$—	$805

Cost reduction actions initiated in the first quarter of fiscal year 2004 were substantially completed by the end of fiscal year 2004, except for remaining rent payments related to excess facilities.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and cancelled programs. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of May 31, 2004, substantially all of the headcount reductions have been completed.

Accrued liabilities related to the third quarter of fiscal year 2003 restructuring actions consist of the following (in thousands):

	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Total
Restructuring expense	$10,577	$2,445	$6,085	$19,107
Cash payments	(4,700)	(106)	(4,580)	(9,386)
Fixed asset write-offs	(3,510)	(743)	(131)	(4,384)

Balances, May 31, 2003	2,367	1,596	1,374	5,337
Restructuring adjustments	—	155	(617)	(462)
Cash payments	—	(1,434)	(757)	(2,191)

Balances, May 31, 2004	$2,367	$317	$—	$2,684

In the fourth quarter of fiscal year 2001, palmOne recorded restructuring charges which consisted of carrying and development costs related to the land on which palmOne had previously planned to build a headquarters facility, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2002. During fiscal year 2002, palmOne recorded charges totaling $7.8 million due to changes from the original estimate of the cost of these restructuring actions primarily as a result of a reduction in estimated sublease income. During the year ended May 31, 2003, palmOne recorded additional charges totaling $21.1 million due to further changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities. The ability to realize sublease income is dependent on lease market conditions. The amount of estimated sublease income may be subject to change based upon developments in lease market conditions and other pertinent facts. As of May 31, 2004, the balance consists of lease commitments, payable over seven and a half years, offset by estimated net sublease proceeds of approximately $19.6 million.

Accrued liabilities related to the fourth quarter of fiscal year 2001 restructuring actions consist of the following (in thousands):

	Excess Facilities Costs	Workforce Reduction Costs	Total
Balances, May 31, 2002	$16,552	$325	$16,877
Restructuring adjustments	21,358	(284)	21,074
Cash payments	(8,361)	(41)	(8,402)

Balances, May 31, 2003	29,549	—	29,549
Cash payments	(10,147)	—	(10,147)

Balances, May 31, 2004	$19,402	$—	$19,402

Restructuring actions initiated in the third quarter of fiscal year 2004 are anticipated to be complete by the third quarter of fiscal year 2005. Restructuring actions initiated in the first quarter of fiscal year 2004, third quarter of fiscal year 2003 and the fourth quarter of fiscal year 2001 were substantially completed except for remaining contractual payments for excess facilities and project termination fees. Restructuring actions initiated in the second and fourth quarters of fiscal year 2002 are complete. palmOne cannot be assured that current estimates of the costs associated with these restructuring actions will not change during the implementation period.

In the fourth quarter of fiscal year 2001, the Company recorded a $268.9 million inventory related charge, in addition to the restructuring charges described above. During the first three quarters of fiscal year 2001, the Company was experiencing high growth rates and product supply constraints, including limited supply of certain key components. As a result the Company purchased inventory and made purchase commitments with third party suppliers in anticipation of the continuation of this trend. During the fourth quarter of fiscal year 2001, the Company experienced a sudden and significant decline in demand for its products. Revenues in the fourth quarter of fiscal year 2001 were $157.6 million compared to revenues of $463.3 million during the third quarter of fiscal year 2001. This rapid and unexpected decline in demand for handheld device products and in revenues resulted in palmOne recording a charge totaling $268.9 million consisting of $144.3 million for excess inventory and related tooling costs and $124.6 million of non-cancelable inventory purchase commitments in excess of the Company’s forecasted needs. This excess inventory charge was calculated in accordance with palmOne’s policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon the Company’s internal sales and marketing forecasts of product demand and inventory levels in the distribution channel. During fiscal year 2002, the Company experienced continued customer demand for the products that had been previously written off and settled the component purchase commitments for less than the original amount. Accordingly, during fiscal year 2002, the Company recognized a benefit of $101.8 million because it was able to sell approximately $83.0 million of inventory that had previously been written off and to realize approximately $18.8 million from the favorable settlement of non-cancelable component commitments.

Note 16.    Employee Benefit Plan

Eligible palmOne employees may participate in palmOne’s 401(k) Plan, or the Plan. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 22% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the Board of Directors. palmOne matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in palmOne matching contributions according to a three-year vesting schedule based on initial date of hire. palmOne’s expense related to 401(k) matching contributions was $1.9 million, $1.6 million and $1.8 million for the years ended May 31, 2004, 2003 and 2002, respectively.

Note 17.    Litigation

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to the cases set forth below and is vigorously contesting these matters. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring has been merged into palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “‘656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted palmOne’s motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. palmOne filed a motion for clarification of the ruling and Xerox moved the Court to vacate the ruling. Xerox also filed a notice of appeal which has been stayed pending further rulings by the District Court. If palmOne is not successful, palmOne might be liable to PalmSource’s and/or its licensees if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. On August 21, 2003, the CAFC issued a ruling reversing summary judgment motion in favor of Palm and remanded the case to the District Court for further proceedings. On February 9, 2004 E-Pass filed another lawsuit in the Northern District of California naming palmOne, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. The cases are in the claim construction phase. In connection with Palm’s separation from 3Com palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the E-Pass litigation.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. On August 28, 2003, the District Court granted both Palm’s and Handspring’s motions for summary judgment, ruling that neither parties’ products infringe the NCR patents, and denied NCR’s motion. NCR appealed the ruling to the Court of Appeals for the Federal Circuit.

On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois. The complaint alleges willful infringement of U.S. Patent 6,058,304 entitled “Data Entry System” and inducement of infringement of the same patent by certain Treo products. The complaint seeks unspecified compensatory and treble damages and attorneys’ fees and to permanently enjoin future infringement. The case is expected to go to trial in 2004.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The complaint alleges infringement, contributory infringement, inducement of infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. In May 2004 the parties reached a tentative settlement that is in the process of being documented and finalized. The terms of the settlement will result in a resolution which is not material to palmOne’s financial position.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including palmOne and Handspring, may have against the underwriters. There is no guarantee that the settlement will become final however, as it is subject to a number of conditions, including Court approval. The terms of the settlement will result in a resolution that is not material to palmOne’s financial position.

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, and Majarian v. Handspring, Inc., et. al. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. The cases were consolidated and a tentative settlement was reached in October 2003 subject to appropriate documentation, confirmatory discovery and Court approval. All preliminary steps to obtain Court approval have been completed and the parties are awaiting a hearing date.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County, entitled Connelly v. Palm and 3Com. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC due to a design defect in the Palm products The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. The parties engaged in mediation and reached settlement, which received preliminary Court approval in December 2003 and a hearing seeking final approval of the settlement is scheduled for September 30, 2004. The terms of the settlement will result in a resolution that is not material to palmOne’s financial position.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County entitled Goldstein v. Palm. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Following two successful motions to dismiss filed by Palm, Plaintiff filed a second amended complaint which Palm has moved to have dismissed in part.

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County entitled Hemmingsen et al v. Palm, Inc. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s and attorneys’ fees. The parties have reached a settlement to which the Court gave preliminary approval in April 2004. A hearing seeking final approval of the settlement is scheduled for October 5, 2004. The terms of the settlement will result in a resolution that is not material to palmOne’s financial position.

Note 18.    Related Party Transactions

Transactions with 3Com Corporation

Subsequent to the date of separation of palmOne from 3Com, palmOne paid 3Com for certain leased facilities through the first quarter of fiscal year 2004 and for transitional services required while palmOne established its independent infrastructure, with transitional services being completed in the third quarter of fiscal year 2002. Amounts paid to 3Com under these agreements since the Separation Date were approximately $0.6 million, $15.3 million and $25.2 million for fiscal years 2004, 2003 and 2002, respectively.

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

Transactions with PalmSource

palmOne’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board of PalmSource. In December 2001, palmOne entered into a software license agreement with PalmSource which was amended and restated in June 2003. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006. Under the software license agreement, palmOne incurred expenses of $39.5 million, $38.9 million and $21.4 million during the years ended May 31, 2004, 2003 and 2002, respectively.

Subsequent to the date of separation of PalmSource from palmOne, PalmSource will continue to pay palmOne for certain transitional services. During the year ended May 31, 2004, palmOne recognized $0.4 million for these transitional services.

Upon the PalmSource distribution, palmOne contributed an additional $6.0 million of cash, forgave a $20.0 million intercompany note receivable and assigned $15.0 million of its convertible note to PalmSource.

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. In the event that any damages are not paid by palmOne as prescribed by the agreement, PalmSource is obligated to pay any shortfall amounts; however, palmOne is not relieved of its obligation to make the payment or reimburse PalmSource. (See Note 17 to consolidated financial statements.)

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

Other Transactions and Relationships

In fiscal year 2003, palmOne made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc., a company founded by Barry Cottle, the former Senior Vice President and Chief Internet Officer of palmOne until his employment with palmOne terminated in February 2002. This equity investment is included in other assets. palmOne paid $11.0 million and $4.6 million for products purchased under the product procurement agreement during the years ended May 31, 2004 and 2003, respectively. These products were purchased by palmOne for resale.

palmOne purchased $41,000, $112,000 and $81,000 of products from SanDisk Corporation during the years ended May 31, 2004, 2003 and 2002, respectively, through a series of purchase orders and without further obligations on the part of palmOne. Judy Bruner, palmOne’s former Senior Vice President and Chief Financial Officer, is now the Executive Vice President of Administration and Chief Financial Officer of SanDisk.

palmOne purchased $154,000, $317,000 and $32,000 of software licenses and services from Kontiki, Inc. during the years ended May 31, 2004, 2003 and 2002, respectively. Michael Homer, a current member of palmOne’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of palmOne’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock and has a partner, Kevin Harvey, on the Board of Directors of Kontiki, Inc.

palmOne recorded revenues of $15.8 million during the year ended May 31, 2004 from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of palmOne’s Board of Directors, is the former Senior Vice President, Group Technology and Innovation at France Telecom and is currently a Special Advisor to the Chief Executive Officer of France Telecom.

palmOne recorded revenues of $5.3 million during the year ended May 31, 2004 from T-Mobile USA, Inc. Susan Swenson, a current member of palmOne’s Board of Directors and the chairperson of palmOne’s Audit Committee, became the Chief Operating Officer of T-Mobile USA, Inc. in February 2004. In addition, palmOne recorded expenses of approximately $80,000 in fiscal year 2004 for mobile telephone services.

palmOne paid $36,000 and $175,000 during the years ended May 31, 2004 and 2003, respectively, to RealNetworks in connection with bundling of products, web site referrals and engineering assistance. Eric Benhamou, Chairman of palmOne’s Board of Directors, is also a member of RealNetworks’ Board of Directors.

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

Note 19.    Business Segment Information

Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments; the Solutions Group business and the PalmSource business. As a result of the PalmSource spin-off, the PalmSource reporting segment has been eliminated. The continuing business of palmOne operates in one reportable segment that develops, designs and markets handheld computing and communication devices and related accessories, services and software.

Geographic Information

palmOne’s headquarters and most of its operations are located in the United States. palmOne conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2004, 2003 and 2002, no single country outside the United States accounted for 10% or more of total revenues. Land not in use is located in the United States. Revenues from continuing operations from unaffiliated customers and property and equipment of the continuing operations by geographic region are as follows (in thousands):

	Years Ended May 31,
	2004	2003	2002
Revenues:
United States	$573,465	$492,512	$643,889
Other	376,189	345,125	360,499

Total	$949,654	$837,637	$1,004,388

	May 31,
	2004	2003	2002
	(in thousands)
Property and equipment, net:
United States	$18,456	$29,649	$44,468
Other	969	1,555	4,702

Total	$19,425	$31,204	$49,170

Quarterly Results of Operations (Unaudited)

The following tables present palmOne’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included herein. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with palmOne’s consolidated financial statements and the notes to those statements included herein. On October 15, 2002, palmOne effected a one-for-twenty reverse stock split. All share and per share information herein reflect this reverse stock split.

	Three Months Ended
	May 31, 2004	February 28, 2004	November 30 2003	August 31, 2003	May 31, 2003	February 28, 2003	November 30 2002	August 31, 2002
	(in thousands, except per share data)
Revenues	$267,346	$242,485	$271,215	$168,608	$217,146	$197,864	$257,902	$164,725
Cost of revenues *	185,902	172,412	197,823	121,228	159,674	150,792	188,021	127,392
Income (loss) from continuing operations	13,337	(9,322)	2,632	(16,862)	(10,355)	(165,748)	9,521	(251,273)
Loss from discontinued operations	—	—	(6,750)	(4,884)	(4,666)	(6,588)	(6,001)	(7,472)
Net income (loss)	13,337	(9,322)	(4,118)	(21,746)	(15,021)	(172,336)	3,520	(258,745)
Net income (loss) per share—
Basic:
Continuing operations	$0.29	$(0.20)	$0.07	$(0.57)	$(0.35)	$(5.70)	$0.33	$(8.67)
Discontinued operations	—	—	(0.18)	(0.17)	(0.16)	(0.23)	(0.21)	(0.26)

	$0.29	$(0.20)	$(0.11)	$(0.74)	$(0.51)	$(5.93)	$0.12	$(8.93)

Diluted:
Continuing operations	$0.27	$(0.20)	$0.07	$(0.57)	$(0.35)	$(5.70)	$0.33	$(8.67)
Discontinued operations	—	—	(0.18)	(0.17)	(0.16)	(0.23)	(0.21)	(0.26)

	$0.27	$(0.20)	$(0.11)	$(0.74)	$(0.51)	$(5.93)	$0.12	$(8.93)

Shares used in computing per share amounts—
Basic	46,628	46,073	36,696	29,349	29,180	29,082	29,046	28,968
Diluted	49,358	46,073	38,743	29,349	29,180	29,082	29,086	28,968

*	Cost of revenues includes ‘cost of revenues’ and the applicable portion of ‘amortization of intangible assets and deferred stock-based compensation’.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors and Executive Officers

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in palmOne’s proxy statement for the 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Comparison of Stockholder Return” in our proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in our proxy statement.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Principal Accountant Fees and Services” in our proxy statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 52 of this Report on Form 10-K.

2.	Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 52 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Employee Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.6	4/10/00

2.7	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.8	Master Transitional Services Agreement between 3Com and the registrant.	10-Q	000-29597	2.8	4/10/00

2.9	Real Estate Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.9	4/10/00

2.10	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.11	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.12	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.13	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.14	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.15	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.16	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.17	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.18	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.19	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.20	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.21	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.22	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.23	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.24	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.25	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.26	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.27	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.28	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.29	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.30	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.31	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.32	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.33	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.34	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.35	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.36	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.37	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.38	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.39	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

2.40	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.	S-4	333-106829	2.37	7/3/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.					X

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

10.1	1999 Stock Plan, as amended.	S-8	333-109302	10.1	9/30/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	10-Q	000-29597	10.3	1/10/03

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Employment Offer Letter for David C. Nagel dated September 13, 2001.	10-Q	000-29597	10.24	10/15/01

10.16**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.	10-Q/A	000-29597	10.25	4/17/02

10.17**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.18	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.19**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.28	4/17/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.29	4/17/02

10.21**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.30	1/14/02

10.22	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.31	1/14/02

10.23	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.32	1/14/02

10.24**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.33	4/17/02

10.25	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.	10-Q	000-29597	10.34	1/14/02

10.26	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.35	1/14/02

10.27	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.36	1/14/02

10.28	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.29**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.30	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.	10-Q	000-29597	10.41	10/11/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.31	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.	10-Q	000-29597	10.42	10/11/02

10.32	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.33	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.34	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.	10-Q	000-29597	10.45	10/11/02

10.35	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.46	1/10/03

10.36	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.37**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.38	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.	10-Q	000-29597	10.40	10/14/03

10.39	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.40	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.41	Handspring, Inc. 2000 Equity Incentive Plan, as amended	S-8	333-110055	10.3	10/29/03

21.1	Subsidiaries of the registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

**	Confidential treatment granted on portions of this exhibit.

(b)	Reports on Form 8-K

(1)	On March 2, 2004, the registrant filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K the Consolidated Financial Statements as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2003, giving retroactive effect to the distribution of PalmSource, Inc. and including these financial statements as an exhibit under Item 7 of Form 8-K.

(2)	On March 22, 2004, the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on March 22, 2004, the registrant was issuing a press release and holding a conference call regarding its financial results for the third quarter of fiscal year 2004 and including such press release as an exhibit under Item 7 of Form 8-K.

(3)	On May 4, 2004, the registrant filed a Current Report on Form 8-K, reporting under Item 5 of Form 8-K that on April 30, 2004, the registrant issued a press release regarding the departure of its principal financial and accounting officer, Judy Bruner, anticipated to be effective as of the close of business on June 18, 2004 and including such press release as an exhibit under Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 2, 2004

PALMONE, INC.

By:	/s/ R. TODD BRADLEY

R. Todd Bradley Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints R. Todd Bradley and Philippe Morali, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ R. TODD BRADLEY R. Todd Bradley	Chief Executive Officer and Director	August 2, 2004

PRINCIPAL FINANCIAL OFFICER:

/s/ PHILIPPE MORALI Philippe Morali	Interim Chief Financial Officer	August 2, 2004

PRINCIPAL ACCOUNTING OFFICER:

/s/ NEIL M. SCOTT Neil M. Scott	Corporate Controller and Interim Chief Accounting Officer	August 2, 2004

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Chairman	August 2, 2004

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	August 2, 2004

/s/ GARETH C. C. CHANG Gareth C. C. Chang	Director	August 2, 2004

Name	Title	Date

/s/ JEAN-JACQUES DAMLAMIAN Jean-Jacques Damlamian	Director	August 2, 2004

John Doerr	Director	August 2, 2004

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	August 2, 2004

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	August 2, 2004

/s/ MICHAEL HOMER Michael Homer	Director	August 2, 2004

/s/ SUSAN G. SWENSON Susan G. Swenson	Director	August 2, 2004

PALMONE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2004, 2003 and 2002

(in thousands)

For the Year Ended May 31, 2004:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions (1)	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$4,635	$692	$2,935	$55	$8,317
Product return reserve	19,995	44,426	2,845	(45,376)	21,890
Product warranty	17,911	41,132	6,037	(37,241)	27,839

For the Year Ended May 31, 2003:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$8,485	$862	$—	$(4,712)	$4,635
Product return reserve	25,996	38,781	—	(44,782)	19,995
Product warranty	30,008	27,529	—	(39,626)	17,911

For the Year Ended May 31, 2002:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$14,899	$(4,806)	$—	$(1,608)	$8,485
Product return reserve	41,136	75,537	—	(90,677)	25,996
Product warranty	40,995	45,666	—	(56,653)	30,008

(1)	Reflects the inclusion of the historical balances of Handspring, Inc. as of October 29, 2003, the date of acquisition by the Company.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Employee Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.6	4/10/00

2.7	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.8	Master Transitional Services Agreement between 3Com and the registrant.	10-Q	000-29597	2.8	4/10/00

2.9	Real Estate Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.9	4/10/00

2.10	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.11	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.12	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.13	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.14	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.15	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.16	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.17	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.18	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.19	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.20	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.21	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.22	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.23	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.24	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.25	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.26	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.27	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.28	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.29	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.30	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.31	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.32	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.33	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.34	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.35	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.36	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.37	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.38	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.39	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

2.40	Loan Agreement between the registrant and Handspring, Inc., dated as of June 4, 2003.	S-4	333-106829	2.37	7/3/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.					X

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank).	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

10.1	1999 Stock Plan, as amended.	S-8	333-109302	10.1	9/30/03

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	10-Q	000-29597	10.3	1/10/03

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Employment Offer Letter for David C. Nagel dated September 13, 2001.	10-Q	000-29597	10.24	10/15/01

10.16**	Agreement and General Release of All Claims between the registrant and Carl J. Yankowski dated as of November 8, 2001.	10-Q/A	000-29597	10.25	4/17/02

10.17**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.18	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.19**	Amendment Number Two to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.28	4/17/02

10.20**	Loan Agreement by and among Palm Europe Limited, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.29	4/17/02

10.21**	Guarantee and Debenture by and between Palm Europe Limited and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.30	1/14/02

10.22	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.31	1/14/02

10.23	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.32	1/14/02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24**	Loan Agreement by and among Palm Global Operations Ltd., Foothill Capital Corporation, Heller Financial, Inc., and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q/A	000-29597	10.33	4/17/02

10.25	Guarantee and Debenture by and between Palm Global Operations Limited and Foothill Capital Corporation dated as of January 7, 2002.	10-Q	000-29597	10.34	1/14/02

10.26	General Continuing Guaranty by the registrant in favor of Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of November 30, 2001.	10-Q	000-29597	10.35	1/14/02

10.27	Share Charge by and between Palm Ireland Investment and Foothill Capital Corporation dated as of November 30, 2001.	10-Q	000-29597	10.36	1/14/02

10.28	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.29**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.30	Amendment Number Three to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of March 22, 2002.	10-Q	000-29597	10.41	10/11/02

10.31	Amendment Number Four to Loan Agreement by and among the registrant, Foothill Capital Corporation, Heller Financial, Inc. and The CIT Group/Business Credit, Inc. dated as of June 7, 2002.	10-Q	000-29597	10.42	10/11/02

10.32	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.33	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.34	Management Retention Agreement between the registrant and Marianne Jackson dated as of February 12, 2002.	10-Q	000-29597	10.45	10/11/02

10.35	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.46	1/10/03

10.36	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.37**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.38	Severance Agreement between the registrant and Marianne Jackson dated as of September 18, 2003.	10-Q	000-29597	10.40	10/14/03

10.39	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.40	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.41	Handspring, Inc. 2000 Equity Incentive Plan, as amended	S-8	333-110055	10.3	10/29/03

21.1	Subsidiaries of the registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

**	Confidential treatment granted on portions of this exhibit.