Form 10-Q
period 2004-08-27
PALMONE INC
filed 2004-10-01
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 27, 2004

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

As of September 24, 2004, 48,306,560 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 52 pages of which this page is number 1.

palmOne, Inc. (*)

(*)	palmOne’s 52-53 week fiscal year ends on the Friday nearest May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

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

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2004	2003
Revenues	$273,145	$168,608
Costs and operating expenses:
Cost of revenues (*)	181,803	121,224
Sales and marketing	37,555	34,578
Research and development	18,568	16,828
General and administrative	9,799	8,694
Amortization of intangible assets and deferred stock-based compensation (**)	2,339	121
Restructuring charges	—	2,670

Total costs and operating expenses	250,064	184,115
Operating income (loss)	23,081	(15,507)
Interest and other income (expense), net	(34)	(157)

Income (loss) before income taxes	23,047	(15,664)
Income tax provision	3,453	1,198

Income (loss) from continuing operations	19,594	(16,862)
Loss from discontinued operations (net of taxes of $0 and $248, respectively)	—	(4,884)

Net income (loss)	$19,594	$(21,746)

Net income (loss) per share:
Basic:
Continuing operations	$0.41	$(0.57)
Discontinued operations	—	(0.17)

	$0.41	$(0.74)

Diluted:
Continuing operations	$0.38	$(0.57)
Discontinued operations	—	(0.17)

	$0.38	$(0.74)

Shares used in computing per share amounts:
Basic	47,629	29,349

Diluted	51,005	29,349

(*) Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.
(**) Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$312	$4
Sales and marketing	1,654	58
Research and development	64	27
General and administrative	309	32

	$2,339	$121

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$210,966	$203,069
Short-term investments	79,378	49,382
Accounts receivable, net of allowance for doubtful accounts of $7,836 and $8,317, respectively	133,309	120,757
Inventories	19,152	14,030
Investment for committed tenant improvements	7,090	7,197
Prepaids and other	7,514	8,067

Total current assets	457,409	402,502

Restricted investments	775	1,175
Land not in use	60,000	60,000
Property and equipment, net	17,495	19,425
Goodwill	254,953	257,363
Intangible assets, net	9,042	10,979
Deferred income taxes	34,800	34,800
Other assets	1,654	1,694

Total assets	$836,128	$787,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,331	$112,772
Accrued restructuring	22,269	27,156
Provision for committed tenant improvements	7,090	7,197
Other accrued liabilities	121,244	112,679

Total current liabilities	278,934	259,804
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	1,450	1,600

Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 48,270 shares and 47,032 shares, respectively	48	47
Additional paid-in capital	1,394,659	1,383,630
Unamortized deferred stock-based compensation	(3,802)	(1,995)
Accumulated deficit	(871,044)	(890,638)
Accumulated other comprehensive income	883	490

Total stockholders’ equity	520,744	491,534

Total liabilities and stockholders’ equity	$836,128	$787,938

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2004	2003
Cash flows from operating activities:

Income (loss) from continuing operations	$19,594	$(16,862)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4,690	5,142
Amortization	2,339	441
Changes in assets and liabilities:
Accounts receivable	(12,552)	21,158
Inventories	(5,122)	(1,300)
Prepaids and other	994	(421)
Accounts payable	15,559	(16,228)
Accrued restructuring	(4,887)	(239)
Other accrued liabilities	10,722	(2,604)

Net cash provided by (used in) operating activities	31,337	(10,913)

Cash flows from investing activities:

Purchase of property and equipment	(2,760)	(1,641)
Sale of restricted investments	400	—
Purchase of restricted investments	—	(2,764)
Sale of short-term investments	9,564	—
Purchase of short-term investments	(39,466)	—

Net cash used in investing activities	(32,262)	(4,405)

Cash flows from financing activities:

Proceeds from issuance of common stock:
Private placements	—	37,015
Employee stock plans	8,822	1,037

Net cash provided by financing activities	8,822	38,052

Change in cash and cash equivalents	7,897	22,734
Cash and cash equivalents, beginning of period	203,069	204,967

Cash and cash equivalents, end of period	$210,966	$227,701

Other cash flow information:
Cash paid for income taxes	$(859)	$(414)

Cash paid for interest	$(907)	$(1,272)

See notes to condensed consolidated financial statements.

palmOne, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by palmOne, Inc. (formerly Palm, Inc.) (“palmOne,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of palmOne’s financial position as of August 31, 2004 and results of operations and cash flows for the three months ended August 31, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in palmOne’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The results of operations for the three months ended August 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

On October 28, 2003, the Company’s stockholders formally approved a plan to spin-off the Company’s OS platform and licensing business through the distribution of all of the shares it owned of its majority-owned subsidiary, PalmSource Inc., or PalmSource, and acquire Handspring, Inc., or Handspring. Immediately following the transaction, Palm, Inc. changed its name to palmOne, Inc. The Company completed the spin-off by issuing approximately 0.3098 of a share of PalmSource common stock for each share of Palm common stock outstanding as of October 28, 2003. The distribution of the shares of PalmSource common stock was intended to be tax-free to palmOne and its stockholders. As a result of the distribution, the Company’s historical condensed consolidated financial statements have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of loss have not changed from the amounts reported previously. Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations (See Note 3 to condensed consolidated financial statements). Immediately following the PalmSource distribution, palmOne acquired Handspring through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. In the Handspring acquisition, the stockholders of Handspring received 0.09 of a share of palmOne common stock for each share of Handspring common stock held (an aggregate of approximately 13.6 million shares of palmOne common stock). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in our condensed consolidated financial statements. (See Note 8 to condensed consolidated financial statements).

palmOne was legally separated from 3Com Corporation, or 3Com, on February 26, 2000 and completed its initial public offering on March 2, 2000. The distribution of palmOne common stock from 3Com to its stockholders was completed on July 27, 2000.

palmOne’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal year 2005 contains 53 weeks and fiscal year 2004 contains 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Stock-Based Compensation

palmOne has employee stock plans, which are described more fully in the notes to consolidated financial statements included in palmOne’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. palmOne accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

Under APB No. 25, palmOne generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees and directors under its stock option plans, collectively called “options.” The Company’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if palmOne had elected to recognize stock-based compensation expense based on the fair value of the options granted to employees at the date of grant as prescribed by SFAS No. 123. As a result of the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the exercise prices and the number of shares underlying the options were adjusted in accordance with the methodology set forth in FIN No. 44. For the purpose of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Three Months Ended August 31,
(In thousands, except per share amounts)	2004(2)	2003
Net income (loss), as reported	$19,594	$(21,746)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	401	712
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(5,234)	(6,845)

Pro forma net income (loss)	$14,761	$(27,879)

Net income (loss) per share, as reported:
Basic	$0.41	$(0.74)

Diluted	$0.38	$(0.74)

Pro forma net income (loss) per share
Basic	$0.31	$(0.95)

Diluted	$0.29	$(0.95)

(1)	Amounts include compensation related to options held by PalmSource employees through the distribution date.
(2)	Stock-based compensation expense determined under fair value method for the three months ended August 31, 2004 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.

SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Because options held by palmOne employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

The fair value of each option grant during the three months ended August 31, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended August 31,
	2004	2003
Assumptions applicable to stock options:
Risk-free interest rate	3.1%	1.9%
Volatility	75%	100%
Option term (in years)	3.46	2.93
Dividend yield	0.0%	0.0%

The weighted average estimated fair value of stock options granted were $18.77 per share and $9.79 per share during the three months ended August 31, 2004 and 2003, respectively.

On March 1, 2004, palmOne tendered an offer to exchange all unexercised options to purchase shares of palmOne’s common stock that were held by eligible employees, whether vested or unvested, that had exercise prices equal to or greater than $20.00 per share, or the Eligible Options. Eligible employees included all persons who were employees of palmOne or one of its subsidiaries as of March 1, 2004 and who remained employees through the date on which the Eligible Options were cancelled, but did not include members of palmOne’s Board of Directors or palmOne’s Section 16 Officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to palmOne’s securities under the Securities Exchange Act of 1934, as amended). On March 30, 2004, options to purchase approximately 945,000 shares of palmOne common stock, having a weighted average exercise price of $164.15 per share, were cancelled. Accordingly and as a result of terminations, the Company expects to grant options to purchase approximately 580,000 shares of palmOne common stock on or after October 1, 2004 at an exercise price equal to the fair market value at the date of grant, the majority of which will vest over a 12-month period. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the grant of the replacement options.

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

Loss from discontinued operations for the three months ended August 31, 2003 included PalmSource net revenues of $8.8 million. PalmSource net revenues included $2.2 million from Sony Corporation, a minority stockholder of PalmSource, for the three months ended August 31, 2003. Also included in loss from discontinued operations for the three months ended August 31, 2003 are allocated corporate expenses and historical consolidated separation costs of $1.9 million that ceased after the PalmSource distribution.

4.	Net Income (Loss) Per Share

Basic net income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations, loss from discontinued operations and net loss per share for the three months ended August 31, 2003 are calculated based on the weighted average shares of common stock outstanding excluding shares subject to repurchase, because the effect of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the three months ended August 31, 2003 approximately 343,000 common equivalent shares were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share. Diluted income from continuing operations and net income per share for the three months ended August 31, 2004 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended August 31,
	2004	2003
Net income (loss)	$19,594	$(21,746)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	280	3
Recognized loss included in earnings	109	—
Accumulated translation adjustments	4	(355)

	$19,987	$(22,098)

6.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available–for-sale and restricted investments consist of (in thousands):

	August 31, 2004			May 31, 2004
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$48,532	$—	$48,532	$47,934	$—	$47,934
Cash equivalents:
Money market funds	52,934	—	52,934	50,635	—	50,635
State and local government obligations	12,000	—	12,000	12,000	—	12,000
Corporate notes/bonds	89,500	—	89,500	80,500	—	80,500
Foreign corporate notes/bonds	8,000	—	8,000	12,000	—	12,000

	162,434	—	162,434	155,135	—	155,135

Total cash and cash equivalents	$210,966	$—	$210,966	$203,069	$—	$203,069

Short-term investments:
Federal government obligations	$55,786	$(26)	$55,760	$30,495	$(174)	$30,321
Corporate notes/bonds	22,382	(27)	22,355	17,908	(105)	17,803
Foreign corporate notes/bonds	1,263	—	1,263	1,263	(5)	1,258

	$79,431	$(53)	$79,378	$49,666	$(284)	$49,382

Equity investments in publicly traded companies	$87	$(3)	$84	$273	$(151)	$122

Investment for committed tenant improvements, money market funds	$7,090	$—	$7,090	$7,197	$—	$7,197

Restricted investments, certificates of deposit	$775	$—	$775	$1,175	$—	$1,175

palmOne’s unrealized loss positions are less than twelve months in age.

7.	Inventories

Inventories consist of (in thousands):

	August 31, 2004	May 31, 2004
Finished goods	$15,447	$12,219
Work-in-process and raw materials	3,705	1,811

	$19,152	$14,030

8.	Business Combinations

On October 29, 2003, palmOne acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.09 of a share of palmOne common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. palmOne derived the exchange ratio for the acquisition based on an arm’s length negotiation. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of palmOne common stock. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of palmOne common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation model, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for palmOne operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit palmOne in the future. As of May 31, 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. All adjustments were recorded as a net increase in goodwill. As of August 31, 2004, the workforce reductions were substantially complete.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability Recognized at October 29, 2003	Cash Payments	Adjustments	Balance at August 31, 2004
Workforce reduction costs	$1,805	$(2,029)	$244	$20
Excess facilities costs	3,689	(3,005)	1,913	2,597
Other	660	(673)	13	—

	$6,154	$(5,707)	$2,170	$2,617

The following unaudited pro forma financial information presents the combined results of operations of palmOne and Handspring as if the Handspring acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for palmOne and Handspring, the pro forma results combine the results of palmOne with the historical results of Handspring as follows:

palmOne Reporting Period	Handspring Period Included in Pro Forma Data
Three Months Ended August 31, 2004	*
Three Months Ended August 31, 2003	Three Months Ended September 30, 2003

*	Results from operations of the former Handspring business are included in palmOne results of operations since the date of acquisition (October 29, 2003).

This unaudited pro forma financial information includes an adjustment of $5.3 million for the three months ended August 31, 2003, to the combined results of operations, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of palmOne that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of palmOne. Pro forma results for the three months ended August 31, 2004 and 2003 were (in thousands, except per share amounts):

	Three Months Ended August 31,
	2004	2003
Pro forma revenues	$273,145	$181,716
Pro forma net income (loss)	$19,594	$(40,576)
Pro forma net income (loss) per share:
Basic	$0.41	$(0.95)
Diluted	$0.38	$(0.95)
Shares used in computing per share amounts:
Basic	47,629	42,926
Diluted	51,005	42,926

9.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2003	$13,815
Acquisition of Handspring	241,512
Goodwill adjustments	2,036

Balances, May 31, 2004	257,363
Goodwill adjustments	(2,410)

Balances, August 31, 2004	$254,953

Goodwill adjustments in fiscal year 2004 of approximately $2.0 million primarily consist of adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. Goodwill adjustments during the three months ended August 31, 2004 of approximately $2.4 million are the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition. The Company will continue to evaluate goodwill and adjust the purchase price as necessary for changes in estimated royalty obligations, pre-acquisition litigation and the value of deferred tax assets associated with the Handspring acquisition.

10.	Intangible Assets

Intangible assets consist of (in thousands):

	Amortization Period	August 31, 2004			May 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Contracts and customer relationships	24 months	$11,900	$(4,958)	$6,942	$11,900	$(3,471)	$8,429
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(750)	1,050	1,800	(525)	1,275
Trademarks	24 months	1,400	(583)	817	1,400	(408)	992
Non-compete covenants	24 months	400	(167)	233	400	(117)	283

		$19,700	$(10,658)	$9,042	$19,700	$(8,721)	$10,979

Amortization expense related to intangible assets was $1.9 million and $0 for the three months ended August 31, 2004 and 2003, respectively. Estimated future amortization expense for the remaining nine months of fiscal year 2005 and for fiscal year 2006 is $5.8 million and $3.2 million, respectively.

11.	Deferred Income Taxes

As of August 31, 2004, palmOne’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $459.4 million offset by a valuation allowance of $424.6 million. The valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of palmOne’s net deferred tax assets assumes that it is more likely than not that palmOne will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years.

The income tax provision for the three months ended August 31, 2004 represented approximately 15% of pretax income, which includes foreign and state income taxes of approximately $1.1 million and acquisition accounting adjustments to goodwill of approximately $2.4 million. The impact of the acquisition accounting adjustments to goodwill were partially offset by the favorable conclusion to a tax audit which reduced our current quarter tax provision. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, relating to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction.

12.	Commitments and Guarantees

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

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of August 31, 2004, the remaining principal amounts of the notes are $2.1 million and $0.7 million.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants the Company certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow palmOne the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of palmOne’s reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of August 31, 2004, palmOne’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of palmOne products are approximately $228.6 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.5% at August 31, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (3.47% at August 31, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of August 31, 2004 palmOne had used its credit line to support the issuance of letters of credit of $6.9 million.

As part of the agreements with 3Com relating to palmOne’s separation from 3Com, palmOne agreed to assume liabilities arising out of the Xerox, E-Pass Technologies, and Connelly litigation and to indemnify 3Com for any damages it may incur related to these cases. (See Note 14 to condensed consolidated financial statements.)

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. (See Note 14 to condensed consolidated financial statements.)

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

Changes in the product warranty accrual are (in thousands):

	Three Months Ended August 31,
	2004	2003
Balance, beginning of period	$27,839	$17,911
Payments made	(13,713)	(8,267)
Change in liability for product sold during the period	9,160	6,611
Change in liability for pre-existing warranties	583	—

Balance, end of period	$23,869	$16,255

13.	Restructuring Charges

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

The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees. Restructuring charges relate to the implementation of actions to streamline the Company consistent with its strategic plan. As of August 31, 2004, 99 regular employees have been terminated as a result of this restructuring. Cost reduction actions initiated in the third quarter of fiscal year 2004 are expected to be substantially complete by the third quarter of fiscal year 2005.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with palmOne’s future wireless plans. As of August 31, 2004, all the headcount reductions have been completed. Cost reduction actions initiated in the first quarter of fiscal year 2004 were substantially completed by the end of fiscal year 2004, except for remaining contractual payments for excess facilities.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of August 31, 2004, all of the headcount reductions have been completed. Cost reduction actions initiated in the third quarter of fiscal year 2003 are substantially complete except for remaining contractual payments for excess facilities and project termination fees.

The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which palmOne had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of August 31, 2004, the balance consists of lease commitments, payable over approximately seven years, offset by estimated sublease proceeds of approximately $23.1 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2004 Action	Q1 2004 Action			Q3 2003 Action			Q4 2001 Action
	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Excess Facilities Costs	Total
Balance, May 31, 2003	$—	$—	$—	$—	$2,367	$1,596	$1,374	$29,549	$34,886
Restructuring expense	5,172	574	1,515	1,633	—	155	(617)	—	8,432
Cash payments	(4,175)	(574)	(687)	(1,526)	—	(1,434)	(757)	(10,147)	(19,300)
Write-offs	(289)	—	(23)	(107)	—	—	—	—	(419)

Balance, May 31, 2004	708	—	805	—	2,367	317	—	19,402	23,599
Cash payments	(435)	—	(292)	—	—	(217)	—	(3,003)	(3,947)

Balance, August 31, 2004	$273	$—	$513	$—	$2,367	$100	$—	$16,399	$19,652

Accrued restructuring as of August 31, 2004 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 8 to condensed consolidated financial statements.)

14.	Litigation

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to the cases set forth below and is vigorously contesting these matters. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring has been merged into palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “‘656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted palmOne’s motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. palmOne filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. Xerox also filed a notice of appeal which has been stayed pending further rulings by the District Court. If palmOne is not successful, palmOne might be liable to PalmSource’s and/or its licensees if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. On August 21, 2003, the CAFC issued a ruling reversing summary judgment motion in favor of Palm and remanded the case to the District Court for further proceedings. On February 9, 2004 E-Pass filed another lawsuit in the Northern District of California naming palmOne, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. The cases are in the claim construction phase. In connection with Palm’s separation from 3Com, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the E-Pass litigation.

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

On June 19, 2001, DataQuill Limited filed suit against Handspring in the United States District Court for the Northern District of Illinois. The complaint alleges willful infringement of U.S. Patent 6,058,304 entitled “Data Entry System” and inducement of infringement of the same patent by certain Treo products. The complaint seeks unspecified compensatory and treble damages and attorneys’ fees and to permanently enjoin future infringement. The case is scheduled to go to trial in November 2004.

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

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, and Majarian v. Handspring, Inc., et. al,. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. The cases were consolidated and a tentative settlement was reached in October 2003 subject to appropriate documentation, confirmatory discovery and Court approval. All preliminary steps to obtain Court approval were completed and the Court granted final approval on September 21, 2004.

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

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County entitled Goldstein v. Palm. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Following two successful motions to dismiss filed by Palm, Plaintiff filed a third amended complaint to which Palm is scheduled to file an answer in September 2004.

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

15.	Related Party Transactions

Transactions with 3Com Corporation

Subsequent to the date of separation of palmOne from 3Com, palmOne paid 3Com for certain leased facilities through the first quarter of fiscal year 2004 and for transitional services required while palmOne established its independent infrastructure, with transitional services being completed in the third quarter of fiscal year 2002. palmOne’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board of 3Com.

Transactions with PalmSource

palmOne’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board of PalmSource. In December 2001, palmOne entered into a software license agreement with PalmSource which was amended and restated in June 2003. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006. Under the software license agreement, palmOne incurred expenses of $10.3 million and $6.9 million during the three months ended August 31, 2004 and 2003, respectively.

Other Transactions and Relationships

In fiscal year 2003, palmOne made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc., a company founded by Barry Cottle, the former Senior Vice President and Chief Internet Officer of palmOne until his employment with palmOne terminated in February 2002. This equity investment is included in other assets. palmOne paid $1.6 million and $2.6 million for products purchased under the product procurement agreement during the three months ended August 31, 2004 and 2003, respectively. These products were purchased by palmOne for resale.

palmOne purchased $34,000 and $0 of software licenses and services from Kontiki, Inc. during the three months ended August 31, 2004 and 2003, respectively. Michael Homer, a current member of palmOne’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of palmOne’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock and has a partner, Kevin Harvey, on the Board of Directors of Kontiki, Inc.

palmOne recorded revenues of $0.7 million and $0 during the three months ended August 31, 2004 and 2003, respectively, from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of palmOne’s Board of Directors, is the former Senior Vice President, Group Technology and Innovation at France Telecom and is currently a Special Advisor to the Chief Executive Officer of France Telecom. In addition, palmOne recorded expenses of approximately $451,000 and $11,000 during the three months ended August 31, 2004 and 2003, respectively for mobile telephone services from subsidiaries of France Telecom Group.

palmOne recorded revenues of $15.6 million and $0 during the three months ended August 31, 2004 and 2003 respectively, from T-Mobile USA, Inc. Susan Swenson, a current member of palmOne’s Board of Directors and the chairperson of palmOne’s Audit Committee, became the Chief Operating Officer of T-Mobile USA, Inc. in February 2004.

palmOne paid $0 and $18,000 during the three months ended August 31, 2004 and 2003, respectively, to RealNetworks in connection with bundling of products, web site referrals and engineering assistance. Eric Benhamou, Chairman of palmOne’s Board of Directors, is also a member of RealNetworks’ Board of Directors.

palmOne is involved in a co-promotional sales and marketing relationship with Good Technology. Good Technology is a value-added reseller of palmOne products. John Doerr, a current member of palmOne’s Board of Directors, serves as a member of Good Technology’s Board of Directors and is a partner at Kleiner Perkins Caufield & Byers, which owns more than 10% of the Good Technology stock. Bruce Dunlevie, a current member of palmOne’s Board of Directors, also serves as a member of Good Technology’s Board of Directors and is a partner at Benchmark Capital, which owns more than 10% of the Good Technology stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. The amounts reflect the classification of the operations of palmOne’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on August 31.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning palmOne’s expectations, beliefs and/or intentions regarding the following: demand for our products; our market share; shifts in our average selling price and product mix; the development and introduction of new products and services; competitors and competition in the markets in which palmOne operates; forecasts of revenues, expenses and inventory, accounts receivable and other assets; actions to reduce costs; the use of proceeds from the potential sale of securities under palmOne’s universal shelf registration statement; the sufficiency of palmOne’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; strategic alliances and the benefits of such strategic alliances; the effects of changes in market interest rates; investment activities, the value of investments and the use of palmOne’s financial instruments; realization of, and actions which palmOne may implement to realize, the tax benefits associated with palmOne net operating loss carryforwards; palmOne’s defenses to legal proceedings and litigation matters; provisions in palmOne’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

palmOne is a global provider of handheld computing and communications devices. Our objective is to be the leader in the handheld computing and communications device market. In order to accomplish our objective, we have defined the following strategy: develop market-defining products that deliver a great user experience, capitalize on industry trends, maintain strategic contribution from handheld computers and increase adoption of smartphones. During fiscal year 2004, we spun-off PalmSource and acquired Handspring to focus our attention on and accelerate our smartphone strategy.

Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

Revenue – Management reviews many elements to understand our revenue stream. These include supply availability, unit shipments, average selling prices and channel inventory levels. Revenue growth is impacted by increased unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, end-user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

Margins – We review gross margin in conjunction with revenues to maximize operating performance. We strive to improve our gross margin through disciplined cost and product life-cycle management, including pricing and promotion decisions, supply/demand management and control of our technical support costs. To achieve desired operating margins, we also monitor our operating expenses closely to keep them in line with our projected revenue.

Cash flows – We strive to convert operating results to cash. To that effect, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating and capital expenditure requirements.

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

We expect to experience growth in fiscal year 2005 as a result of including our smartphone product line, that has seen sequential growth over the past three quarters, in our results for a complete year, as it was included in only a portion of our results during fiscal year 2004. In addition, we will continue to work to capitalize on the opportunity created by the reduced commitment of one of our competitors, Sony Corporation, to the handheld computing space outside of Japan.

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

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld computing and communication devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed and determinable, collection of the resulting receivable is probable and no significant obligations remain. For our principal web sales distributor, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, channel inventory levels and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

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

Results of Operations

Revenues

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Revenues	$273,145	100.0%	$168,608	100.0%	$104,537

We derive our revenues from sales of our handheld computing and communications devices, add-ons and accessories as well as related services. Revenues for the three months ended August 31, 2004 increased approximately 62% from the three months ended August 31, 2003 and include the results of operations of the former Handspring business from the date of acquisition (October 29, 2003). During the three months ended August 31, 2004, net device units shipped were 981,000 units at an average selling price of $259. During the three months ended August 31, 2003, net device units shipped were 645,000 units at an average selling price of $231. The unit shipments were up approximately 52% and the average selling price was up approximately 12% in the three months ended August 31, 2004. Of this 62% increase in revenues, unit shipments contributed approximately 46 percentage points and the increase in average selling prices contributed approximately 16 percentage points. The increase in average selling price reflects a shift in our product mix during fiscal year 2004, particularly due to the addition of the Treo 600 smartphone. Revenues from our wireless Internet access services decreased by approximately $3.4 million from the three months ended August 31, 2003 while accessory sales increased slightly by approximately $1.6 million from the three months ended August 31, 2003. Our wireless Internet access revenues are down due to a decline in our subscriber base. We closed our Internet access service subsequent to quarter end due to broader availability of data network service plans from large wireless carriers. Our provision for product returns decreased as a percentage of revenue between the three months ended August 31, 2004 and 2003 to approximately 7.9% of revenues from approximately 10.7% of revenues. This decrease is primarily due to a reduction in our rate of returns relative to historical return rates, partially derived from a shift to smartphones which have yielded lower return rates than handheld computing devices.

International revenues were approximately 30% of worldwide revenues in the three months ended August 31, 2004 compared with approximately 38% in the three months ended August 31, 2003. Of the 62% increase in worldwide revenues from the three months ended August 31, 2003 as compared to the three months ended August 31, 2004, approximately 52 percentage points resulted from an increase in United States revenues and approximately 10 percentage points resulted from an increase in international revenues. Average selling prices for our devices increased in the United States by 19% and decreased in international markets by about 1% from the three months ended August 31, 2003 to the three months ended August 31, 2004. The increase in United States average selling prices is primarily the result of broader penetration of the Treo 600 smartphone with United States carriers as compared to our penetration with international carriers. The decrease in average selling prices internationally was due to a shift in product mix towards lower priced products. Net units sold increased approximately 30% internationally and 67% in the United States. These increases are primarily due to the inclusion of the Treo 600 smartphone in the three months ended August 31, 2004 as well as an increase in traditional handheld unit sales due to a shift in product mix to lower priced units. In addition, we experienced a 10% decline in accessories revenue internationally in the three months ended August 31, 2004 over the three months ended August 31, 2003, versus a 23% increase in the United States.

Total Cost of Revenues

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Cost of revenues	$181,803	66.6%	$121,224	71.9%	$60,579
Applicable portion of amortization of intangible assets and deferred stock-based compensation	312	0.1	4	—	308

Total cost of revenues	$182,115	66.7%	$121,228	71.9%	$60,887

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, OS royalty expense, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues decreased by 5.3% to 66.6% for the three months ended August 31, 2004 from 71.9% for the three months ended August 31, 2003. The decrease is primarily the result of lower product costs as a percentage of revenues representing a decrease of approximately 2.0 percentage points. This is the result of reduced standard costs for handheld computing devices and the inclusion of smartphones during the first quarter of fiscal year 2004 relative to the comparable period a year ago (smartphones carry lower standard costs than handheld computing devices as a percentage of their respective revenues). Also contributing to the decrease is a reduction in excess and obsolete charges as a result of lower inventory levels, as well as reduced technical service expenses resulting from lower call volume and more favorable pricing, each contributing approximately 1.6 percentage points. We also experienced reduced Palm OS royalty rates during the three months ended August 31, 2004 compared to the same period last year, as a result of our software license agreement with PalmSource, contributing approximately 0.6 percentage points. These were partially offset by an increase of approximately 1.0 percentage point due to warranty expenses related to our Treo 600 product (smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues).

The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues increased in absolute dollars during the three months ended August 31, 2004 compared to the three months ended August 31, 2003, primarily due to the amortization of the product technology acquired during the Handspring acquisition, which did not occur until October 29, 2003 and an increase in restricted stock awards during the current fiscal quarter.

Sales and Marketing

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Sales and marketing	$37,555	13.7%	$34,578	20.5%	$2,977

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in the three months ended August 31, 2004 increased approximately 9% from the three months ended August 31, 2003. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to our increased revenues during the three months ended August 31, 2004 compared to the comparable quarter a year ago. The increase in absolute dollars is primarily due to increased spending in advertising of approximately $4.6 million and increased employee related spending of approximately $2.2 million, which includes our performance bonus plan for the quarter. Increased advertising is due to an ad campaign that ran in select markets during the three months ended August 31, 2004, which did not take place during the comparable quarter a year ago. Employee related expenses increased primarily due to an increase in our headcount during the three months ended August 31, 2004 by approximately 25 employees compared to the comparable quarter a year ago. These increases were partially offset by reduced direct marketing and product promotional materials of approximately $2.5 million as a result of company-wide cost control measures. Consulting and technical support costs decreased approximately $0.7 million primarily due to insourcing a portion of our sales and marketing effort which had previously been performed by consultants. In addition, marketing development expenses with our retail customers decreased approximately $0.6 million.

Research and Development

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Research and development	$18,568	6.8%	$16,828	10.0%	$1,740

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended August 31, 2004 increased approximately 10% from the comparable quarter a year ago. The decrease in research and development expenses as a percentage of revenues during the three months ended August 31, 2004 is primarily due to an increase in revenues during the period compared to the three months ended August 31, 2003. The increase in research and development in absolute dollars is primarily due to project materials and non-recurring engineering costs related to our smartphone product of approximately $2.8 million and a $1.4 million increase in personnel and related costs, including costs of our performance bonus program. This reflects approximately 40 additional employees at the end of the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. The additional headcount is being hired in anticipation of our commitment to the development of smartphone products. These increases were partially offset by decreased consulting expenses incurred during the three months ended August 31, 2004 compared to the comparable quarter a year ago by approximately $1.7 million and reduced depreciation charges of approximately $0.7 million as our assets are becoming fully depreciated.

General and Administrative

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
General and administrative	$9,799	3.6%	$8,694	5.2%	$1,105

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues during the three months ended August 31, 2004 is primarily due to increased revenues during the three months ended August 31, 2004 as compared to the three months ended August 31, 2003. The increase in absolute dollars is primarily comprised of an increase of $1.4 million of employee related expenses primarily due to additional employees, bonus expense as a result of our profitable quarter, increased recruiting expenses, and increased travel. In addition, legal, consulting and professional services increased slightly by $0.1 million. These increases were partially offset by a decrease in the charge for our provision for doubtful accounts by $0.5 million because of improvements in the condition of our accounts receivable at August 31, 2004 in comparison to August 31, 2003.

Amortization of Intangible Assets and Stock-Based Compensation

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$2,339	0.9%	$121	0.1%	$2,218

The increase in amortization of intangible assets and deferred stock-based compensation in absolute dollars is primarily due to the acquisition of Handspring as of October 29, 2003, which resulted in the recording of certain intangible assets and deferred stock-based compensation for which $2.1 million of amortization was included in the three months ended August 31, 2004. In addition, approximately $0.2 million of amortization of restricted stock awards were recorded during the three months ended August 31, 2004, as a result of new grants subsequent to the first quarter of fiscal year 2004. During the three months ended August 31, 2003, $0.1 million of amortization deferred stock-based compensation was recorded.

Restructuring Charges

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Restructuring charges	$—	—%	$2,670	1.6%	$(2,670)

Restructuring charges recorded in the first quarter of fiscal year 2004 consisted of workforce reductions of $1.2 million, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service of approximately $0.8 million and canceled projects of approximately $0.7 million. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with palmOne’s future wireless plans. As of August 31, 2004, approximately $0.6 million of cash payments related to workforce reductions, $1.0 million of cash payments related to facilities and $1.5 million of cash payments related to canceled projects have been made. As of August 31, 2004, all the headcount reductions have been completed.

Interest and Other Income (Expense), Net

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$(34)	—%	$(157)	0.1%	$123

Interest and other income (expense), on a net basis, was $34,000 of net expense for the three months ended August 31, 2004 compared to $157,000 of net expense for the three months ended August 31, 2003. Interest and other expense for the first quarter of fiscal year 2005 primarily consisted of $0.9 million interest expense and bank and other charges offset by approximately $0.9 million of interest income on our cash, cash equivalent and short-term investment balances. Interest and other expense for the first quarter of fiscal year 2004 primarily consisted of $0.9 million of interest expense and bank and other charges partially offset by approximately $0.8 million of interest income on our cash, cash equivalent and short-term investment balances. Interest income increased primarily as a result of increased cash, cash equivalents and short-term investments.

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Income tax provision	$3,453	1.3%	$1,198	0.7%	$2,255

Income Tax Provision

The income tax provision for the three months ended August 31, 2004 represented approximately 15% of pretax income, which includes foreign and state income taxes of approximately $1.1 million and acquisition accounting adjustments to goodwill of approximately $2.4 million. The impact of the acquisition accounting adjustments to goodwill were partially offset by the favorable conclusion to a tax audit which reduced our current quarter tax provision but which is not anticipated to recur. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, relating to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction. We continue to maintain our valuation allowance which is reviewed quarterly and will be preserved until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years. The income tax provision for the three months ended August 31, 2003, primarily foreign income taxes, represented approximately (8)% of pretax loss.

Loss from Discontinued Operations

	Three Months Ended August 31,
	2004	% of Revenue	2003	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Loss from discontinued operations	$—	—%	$(4,884)	2.9%	$4,884

Loss from discontinued operations was $4.9 million for the three months ended August 31, 2003. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date and the historical consolidated separation costs incurred to affect the PalmSource distribution. Loss from PalmSource operations was $3.0 million for the three months ended August 31, 2003. Historical consolidated separation costs were $1.9 million for the three months ended August 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 2004 were $211.0 million, compared to $203.1 million at May 31, 2004. The increase of $7.9 million in cash and cash equivalents was primarily attributable to net income of $19.6 million, non-cash charges of $7.0 million, changes in assets and liabilities of $4.7 million and proceeds of $8.8 million from employee stock plan activity. This was offset by $29.9 million in net purchases of short-term investments and cash used for the purchase of property and equipment of $2.8 million.

Net accounts receivable were $133.3 million at August 31, 2004, an increase of $12.5 million or 10% from $120.8 million at May 31, 2004. Days sales outstanding, or DSO, of receivables increased to 44 days at August 31, 2004 from 41 days at May 31, 2004.

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

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of August 31, 2004, the remaining principal amounts of the notes are $2.1 million and $0.7 million.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants the Company certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net shipment revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow palmOne the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of palmOne’s reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of August 31, 2004, palmOne’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of palmOne products are approximately $228.6 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (4.5% at August 31, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (3.47% at August 31, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of August 31, 2004 palmOne had used its credit line to support the issuance of letters of credit of $6.9 million.

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

Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. The net cash provided by operating activities during the first quarter of fiscal year 2005 was approximately $31.3 million. We anticipate our August 31, 2004 total cash, cash equivalents and short-term investments balance of $290.3 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be accurate. If our operating results do not meet our expectations or if inventory, accounts receivable or other assets require a greater use of cash than is currently anticipated, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on our business and financial condition.

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

See the “Report of the Compensation Committee of the Board of Directors on Executive Compensation” appearing in our proxy statement dated August 16, 2004 for further information concerning the policies and procedures of palmOne and the Compensation Committee regarding the use of stock options.

The following table provides information about stock options granted for fiscal year-to-date 2005, fiscal year 2004 and fiscal year 2003 for certain executive officers. For fiscal year-to-date 2005, the stock option data is for our Chief Executive Officer and the four individuals who are expected to be the most highly compensated individuals in fiscal year 2005 and who are currently serving as executive officers of palmOne. For fiscal years 2004 and 2003, the stock option data relates to the named executive officers in the executive compensation table of the Proxy Statement for the respective fiscal year.

Employee and Named Executive Officer Option Grants

	2005 YTD	2004	2003
Net grants during the period as a % of outstanding shares	(0.5)%	0.4%	5.9%
Grants to top five executive officers during the period as a % of total options granted	0.0%	12.7%	7.6%
Grants to top five executive officers during the period as a % of outstanding shares	0.0%	1.1%	0.7%
Cumulative options held by named executive officers as a % of total options outstanding	20.6%	20.0%	13.5%

During the three months ended August 31, 2004, we granted options to purchase approximately 149,000 shares of palmOne common stock. Options to purchase approximately 397,000 shares of palmOne common stock were forfeited during that period. The net grants represented (0.5)% of shares outstanding at the beginning of this fiscal year.

	Three Months Ended August 31, 2004		Year Ended May 31, 2004(1)
(shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,132	$22.62	5,783	$76.92
Granted	149	$35.36	3,932	$12.38
Assumed in connection with acquisitions	—	—	1,869	$12.69
Exercised	(817)	$10.95	(1,704)	$10.13
Cancelled	(397)	$64.33	(3,748)	$96.38

Outstanding at end of period	5,067	$21.60	6,132	$22.62

Exercisable at end of period	1,865	$34.91	2,441	$37.10

(1)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted to preserve the intrinsic value.

In-the-Money and Out-of-the-Money Option Information

As of August 31, 2004

	Excersiable		Unexerciable		Total
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in thousands)
In-the-money	1,629	$9.99	3,169	$13.34	4,798	$12.20
Out-of-the-money (1)	236	$207.08	33	$61.96	269	$188.88

Total options outstanding	1,865	$34.91	3,202	$13.85	5,067	$21.60

(1)	Out-of-the money options are those options with an exercise price equal to or greater than the closing price of $38.25 per share as of August 31, 2004, the closing sale price per share of palmOne’s common stock on that date as reported on the Nasdaq National Market.

Aggregated Option Exercises During the Three Months Ended August 31, 2004 and Option Values (1)

	Shares Acquired on Exercise (#)	Dollar Gain Realized ($)	Number of Securities Underlying Unexercised Options at August 31, 2004 (#)		Value of Unexercised In-the-Money Options at August 31, 2004 ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Todd Bradley	30,000	288,900	182,959	220,729	2,975,894	5,094,041
Ed Colligan	—	—	381,849	23,252	14,269,522	657,184
Mary E. Doyle	28,673	247,878	4,778	66,906	139,709	1,977,263
Angel L. Mendez	33,006	351,612	21,428	80,871	178,656	2,120,245
Philippe Morali	—	—	22,140	40,256	604,272	1,100,109

(1)	This list represents our Chief Executive Officer and the four individuals who are expected to be the most highly compensated individuals for fiscal year 2005 and who are currently serving as executive officers of palmOne.
(2)	Based on a fair market value of $38.25 per share as of August 31, 2004, the closing sale price per share of palmOne’s common stock on that date as reported on the Nasdaq National Market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of August 31, 2004:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,938,327	(3)	$24.96	8,747,686	(1)(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,938,327		$24.96	8,747,686

(1)	This number of shares includes 3,164,537 shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”), 4,909,886 shares of our common stock reserved for future issuance under our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) and 673,263 shares of our common stock reserved for future issuance under our 2001 Non-Employee Director Stock Option Plan.
(2)	Our 1999 Stock Plan also provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount as may be determined by our board of directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to the lesser of 2% of the outstanding shares of our common stock on such date, or 739,791 shares or the amount determined by our board of directors.

(3)	This number of shares does not include outstanding options to purchase 1,129,133 shares of our common stock assumed through various mergers and acquisitions. At August 31, 2004, these assumed options had a weighted average exercise price of $9.89 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of palmOne common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of palmOne common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans in specific circumstances, for example: the PalmSource distribution.

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

Our devices compete with a variety of mobile computing products. Our principal competitors include:

•	personal computer companies, such as Acer, Apple, Dell, Hewlett-Packard and Toshiba and consumer electronics companies, such as Casio, Garmin, Sharp and Sony, which also develop and sell handheld computing products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems;

•	mobile handset manufacturers which also develop and sell smartphone products such as Audiovox, High Tech Computer Corporation, Kyocera, LG, Motorola, Nokia, Research In Motion, Samsung, Sanyo, Sendo, Siemens, Sierra Wireless and Sony-Ericsson; and

•	a variety of early-stage technology companies such as Danger, OQO and Tapwave.

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

We operate in a highly competitive, rapidly evolving environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end-users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end-users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers’ demand, possible product and technology defects, and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations and financial condition.

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

Wireless carriers have a lot of bargaining power as we are entering into agreements with them. They could provide contract terms that are difficult for us to meet and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our wireless communications products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop wireless communications products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

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

We outsource most of our hardware design to third party manufacturers. We depend on their design expertise and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership in certain of the intellectual property developed for our products, including the Treo 600, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Mexico, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers, particularly in foreign countries, exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu in China), economic slowdowns, labor disruptions, trade restrictions and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and wireless communications devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the handheld computing and communications industry. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our handheld and wireless communications device products will be seriously harmed. For example, through the fourth quarter of fiscal year 2004, we experienced a critical shortage of screens and related integrated circuits. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers are currently capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to wireless communicators, we have received, and expect to continue to receive communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products, or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

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

We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS, as described in Note 14 to the condensed consolidated financial statements in this quarterly report. We are contractually obligated to indemnify PalmSource for the amount of any damages awarded in, or agreed to in settlement of this litigation or for any claims brought against PalmSource by its licensees as a result of this alleged infringement.

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

Our future success depends on our ability to attract and retain highly skilled personnel, including senior management. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. In addition, we must carefully balance the growth of our employees with our anticipated revenue growth. If our revenue growth or employee attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options.

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

In past quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our anticipated revenue base and we have seen some turnover in our workforce. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and negatively affect our business.

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

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

We use third parties to provide services such as data center operations, desktop computer support and facilities services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely upon electronic data systems interfaces with third parties or upon the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our results of operations.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, terrorist attacks, wars, health epidemics and other natural disasters and events beyond our control. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have a material adverse effect on our business.

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

Changes in financial accounting standards or practices may cause unexpected fluctuations in and adversely affect our reported results of operations and ability to obtain additional funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities, by capping the maturity of the security to less than two years and by limiting exposure to any one issue or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily debt securities with maturities of less than 90 days, and an immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2004 would cause an immaterial decline in the fair value of our cash equivalents. Our short term investment portfolio primarily consists of debt securities with maturities of greater than 90 days but less than two years, and an immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2004, would cause a decline of less than 2% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

We have investments in public and private companies valued at approximately $1.1 million as of August 31, 2004. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 14 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.7	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.8	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.9	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.10	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.11	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.12	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.13	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.14	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.15	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.16	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.17	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.18	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.19	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.20	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.21	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.22	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.23	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.24	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.25	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.26	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.27	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.28	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.29	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.30	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.31	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.32	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.33	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.34	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.35	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.36	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws	10-K	000-29597	3.2	8/5/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

10.1	1999 Stock Plan, as amended.	S-8	333-109302	10.1	9/30/03

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	10-Q	000-29597	10.3	1/10/03

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Employment Offer Letter for David C. Nagel dated September 13, 2001.	10-Q	000-29597	10.24	10/15/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.17	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.18	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.19**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.20	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.21	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.22	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.46	1/10/03

10.23	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.24**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.25	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.26	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.27	Handspring, Inc. 2000 Equity Incentive Plan, as amended	S-8	333-110055	10.3	10/29/03

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

**	Confidential treatment granted on portions of this exhibit.

(b) Reports on Form 8-K

(1)	On June 16, 2004, the registrant filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that on June 16, 2004, the registrant was issuing a press release regarding the promotion of Ed Colligan, former palmOne senior vice president and general manager of the Wireless Business Unit, to the position of president and including such press release as an exhibit under Item 7 of Form 8-K.

(2)	On June 21, 2004, the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on June 21, 2004, the registrant was issuing a press release and holding a conference call regarding its financial results for the fourth quarter of fiscal year 2004 and including such press release as an exhibit under Item 7 of Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

palmOne, Inc.
(Registrant)

Date: October 1, 2004	By:	/s/ PHILIPPE MORALI
Philippe Morali
Interim Chief Financial Officer
(Principal Financial Officer)

Date: October 1, 2004	By:	/s/ NEIL M. SCOTT
Neil M. Scott
Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.7	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.8	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.9	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.10	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.11	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.12	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.13	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.14	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.15	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.16	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.17	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.18	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.19	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.20	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.21	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.22	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.23	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.24	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.25	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.26	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.27	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.28	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.29	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.30	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.31	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.32	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.33	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.34	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.35	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.36	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws	10-K	000-29597	3.2	8/5/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

10.1	1999 Stock Plan, as amended.	S-8	333-109302	10.1	9/30/03

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	10-Q	000-29597	10.3	1/10/03

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Employment Offer Letter for David C. Nagel dated September 13, 2001.	10-Q	000-29597	10.24	10/15/01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.17	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.18	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.19**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.20	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.21	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.22	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.46	1/10/03

10.23	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.24**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.25	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.26	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.27	Handspring, Inc. 2000 Equity Incentive Plan, as amended	S-8	333-110055	10.3	10/29/03

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

**	Confidential treatment granted on portions of this exhibit.