Form 10-Q
period 2004-11-26
PALMONE INC
filed 2005-01-04
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 26, 2004

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

As of December 21, 2004, 48,776,795 shares of the Registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

palmOne, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenues	$376,180	$271,215	$649,325	$439,823
Costs and operating expenses:
Cost of revenues (*)	266,478	197,739	448,281	318,963
Sales and marketing	45,048	43,709	82,603	78,287
Research and development	20,407	14,948	38,975	31,776
General and administrative	11,312	9,355	21,111	18,049
Amortization of intangible assets and deferred stock-based compensation (**)	2,527	1,938	4,866	2,059
Restructuring charges	—	918	—	3,588

Total costs and operating expenses	345,772	268,607	595,836	452,722
Operating income (loss)	30,408	2,608	53,489	(12,899)
Interest and other income (expense), net	611	1,608	577	1,451

Income (loss) before income taxes	31,019	4,216	54,066	(11,448)
Income tax provision	6,328	1,584	9,781	2,782

Income (loss) from continuing operations	24,691	2,632	44,285	(14,230)
Loss from discontinued operations (net of taxes of $0, $4, $0 and $252, respectively)	—	(6,750)	—	(11,634)

Net income (loss)	$24,691	$(4,118)	$44,285	$(25,864)

Net income (loss) per share:
Basic:
Continuing operations	$0.51	$0.07	$0.92	$(0.43)
Discontinued operations	—	(0.18)	—	(0.35)

	$0.51	$(0.11)	$0.92	$(0.78)

Diluted:
Continuing operations	$0.48	$0.07	$0.86	$(0.43)
Discontinued operations	—	(0.18)	—	(0.35)

	$0.48	$(0.11)	$0.86	$(0.78)

Shares used in computing per share amounts:
Basic	48,381	36,696	48,005	33,022

Diluted	51,442	38,743	51,223	33,022

 (*)   Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.

(**)  Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$351	$84	$663	$88
Sales and marketing	1,714	1,599	3,368	1,657
Research and development	64	37	128	64
General and administrative	398	218	707	250

	$2,527	$1,938	$4,866	$2,059

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$236,146	$203,069
Short-term investments	76,737	49,382
Accounts receivable, net of allowance for doubtful accounts of $8,702 and $8,317, respectively	219,427	120,757
Inventories	29,119	14,030
Investment for committed tenant improvements	6,956	7,197
Prepaids and other	9,970	8,067

Total current assets	578,355	402,502
Restricted investments	775	1,175
Land not in use	60,000	60,000
Property and equipment, net	18,620	19,425
Goodwill	253,372	257,363
Intangible assets, net	7,104	10,979
Deferred income taxes	34,800	34,800
Other assets	1,575	1,694

Total assets	$954,601	$787,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,548	$112,772
Accrued restructuring	20,909	27,156
Provision for committed tenant improvements	6,956	7,197
Other accrued liabilities	155,360	112,679

Total current liabilities	367,773	259,804
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	1,300	1,600
Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 48,723 shares and 47,032 shares, respectively	49	47
Additional paid-in capital	1,399,346	1,383,630
Unamortized deferred stock-based compensation	(3,576)	(1,995)
Accumulated deficit	(846,353)	(890,638)
Accumulated other comprehensive income	1,062	490

Total stockholders’ equity	550,528	491,534

Total liabilities and stockholders’ equity	$954,601	$787,938

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2004	2003
Cash flows from operating activities:

Income (loss) from continuing operations	$44,285	$(14,230)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	8,418	10,843
Amortization	4,866	2,578
Changes in assets and liabilities:
Accounts receivable	(98,354)	(46,214)
Inventories	(15,089)	(9,538)
Prepaids and other	(1,101)	1,438
Accounts payable	71,776	18,865
Accrued restructuring	(6,061)	(4,756)
Other accrued liabilities	46,272	887

Net cash provided by (used in) operating activities	55,012	(40,127)

Cash flows from investing activities:

Purchase of property and equipment	(7,613)	(3,459)
Spin-off of PalmSource, additional cash distribution	—	(6,000)
Acquisition of Handspring, net cash acquired	—	16,114
Sale of restricted investments	400	1,896
Purchase of restricted investments	—	(2,764)
Sale of short-term investments	24,626	—
Purchase of short-term investments	(52,495)	—

Net cash provided by (used in) investing activities	(35,082)	5,787

Cash flows from financing activities:

Proceeds from issuance of common stock:
Private placements	—	37,015
Employee stock plans	13,147	10,553

Net cash provided by financing activities	13,147	47,568

Change in cash and cash equivalents	33,077	13,228
Cash and cash equivalents, beginning of period	203,069	204,967

Cash and cash equivalents, end of period	$236,146	$218,195

Other cash flow information:
Cash paid for income taxes	$2,864	$1,145

Cash paid for interest	$940	$1,293

Non-cash investing and financing activities are as follows:

Fair value of stock options and warrants assumed in business combination	$—	$28,064

Common stock issued for business combination	$—	$209,173

See notes to condensed consolidated financial statements.

palmOne, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by palmOne, Inc. (formerly Palm, Inc. or Palm), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. References to “palmOne,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to palmOne, Inc. and its subsidiaries unless the context requires otherwise. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of palmOne’s financial position as of November 30, 2004 and 2003, results of operations for the three and six months ended November 30, 2004 and 2003 and cash flows for the six months ended November 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in palmOne’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The results of operations for the six months ended November 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any future period.

On October 28, 2003, the Company’s stockholders formally approved a plan to spin-off the Company’s operating system, or OS, platform and licensing business through the distribution of all of the shares it owned of its majority-owned subsidiary, PalmSource Inc., or PalmSource, to the stockholders of the Company. The distribution of the shares of PalmSource common stock was intended to be tax-free to palmOne and its stockholders. As a result of the distribution, the Company’s historical condensed consolidated financial statements have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Unless otherwise indicated, the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations (See Note 4 to condensed consolidated financial statements). Immediately following the PalmSource distribution, palmOne acquired Handspring, Inc., or Handspring, through a merger transaction between Handspring and a wholly-owned subsidiary of palmOne. Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in our condensed consolidated financial statements. (See Note 9 to condensed consolidated financial statements).

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

palmOne makes awards to its employees under various employee stock plans, which are described more fully in the notes to consolidated financial statements included in palmOne’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. palmOne accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

In accordance with APB No. 25, palmOne generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees and directors under its stock option plans, collectively referred to as “options.” The Company’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to certain restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if palmOne had elected to recognize stock-based compensation expense based on the fair value of the options granted to employees at the date of grant as prescribed by SFAS No. 123. As a result of the PalmSource distribution, to preserve the intrinsic value of palmOne’s employee stock options, the exercise prices and the number of shares underlying the options outstanding on the date of distribution were adjusted in accordance with the methodology set forth in FIN No. 44. For the purpose of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands, except per share amounts)	2004(2)	2003	2004(2)	2003

Net income (loss), as reported	$24,691	$(4,118)	$44,285	$(25,864)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects (1)	589	1,406	990	2,118
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects (1)	(7,197)	(6,984)	(12,431)	(13,829)

Pro forma net income (loss)	$18,083	$(9,696)	$32,844	$(37,575)

Net income (loss) per share, as reported:
Basic	$0.51	$(0.11)	$0.92	$(0.78)

Diluted	$0.48	$(0.11)	$0.86	$(0.78)

Pro forma net income (loss) per share
Basic	$0.37	$(0.26)	$0.68	$(1.14)

Diluted	$0.35	$(0.25)	$0.64	$(1.14)

(1)	Amounts include compensation related to options held by PalmSource employees through the distribution date.
(2)	Stock-based compensation expense determined under fair value method for the three and six months ended November 30, 2004 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.

The fair value of each option grant during the three and six months ended November 30, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Assumptions applicable to stock options:
Risk-free interest rate	2.9%	1.8%	2.9%	1.8%
Volatility	75%	100%	75%	100%
Option term (in years)	3.11	1.87	3.13	2.46
Dividend yield	0.0%	0.0%	0.0%	0.0%
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	1.9%	2.1%	1.9%	2.1%
Volatility	98%	100%	98%	100%
Option term (in years)	1.99	1.99	1.99	1.99
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted were $15.61 per share and $7.04 per share during the three months ended November 30, 2004 and 2003, respectively, and $15.77 per share and $6.92 per share during the six months ended November 30, 2004 and 2003, respectively. The weighted average estimated fair value of shares issued under the employee stock purchase plan were $6.51 per share during the three and six months ended November 30, 2004, and $8.06 per share during the three and six months ended November 30, 2003.

On March 1, 2004, palmOne tendered an offer to exchange all unexercised options to purchase shares of palmOne’s common stock that were held by eligible employees, whether vested or unvested, that had exercise prices equal to or greater than $20.00 per share, or the Eligible Options. Eligible employees included all persons who were employees of palmOne or one of its subsidiaries as of March 1, 2004 and who remained employees through the date on which the Eligible Options were cancelled, but did not include members of palmOne’s Board of Directors or palmOne’s Section 16 Officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to palmOne’s securities under the Securities Exchange Act of 1934, as amended). On March 30, 2004, options to purchase approximately 945,000 shares of palmOne common stock, having a weighted average exercise price of $164.15 per share, were cancelled. Accordingly and as a result of terminations, the Company granted options to purchase approximately 578,000 shares of palmOne common stock on October 1, 2004 at an exercise price equal to the fair market value at the date of grant, or $32.24, the closing sale price per share of palmOne’s common stock as of November 30, 2004 as reported on the Nasdaq National Market, the majority of which will vest over a 12-month period. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the grant of the replacement options.

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is palmOne’s second quarter of fiscal year 2006. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations.

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

Loss from discontinued operations for the three and six months ended November 30, 2003 included PalmSource net revenues of $2.3 million and $11.1 million, respectively. Also included in loss from discontinued operations for the three and six months ended November 30, 2003 are allocated corporate expenses and historical consolidated separation costs of $3.3 million and $5.2 million, respectively, that ceased after the PalmSource distribution.

5.	Net Income (Loss) Per Share

Basic net income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share are calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations, loss from discontinued operations and net loss per share for the six months ended November 30, 2003 are calculated based on the weighted average shares of common stock outstanding excluding shares subject to repurchase, because the effect of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the six months ended November 30, 2003, approximately 1,133,000 common equivalent shares were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share. Diluted income from continuing operations, diluted loss from discontinued operations and diluted net income (loss) per share for the three months ended November 30, 2004 and 2003 and the six months ended November 30, 2004 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income (loss)	$24,691	$(4,118)	$44,285	$(25,864)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(516)	(38)	(236)	(35)
Recognized loss included in earnings	56	—	165	—
Accumulated translation adjustments	639	559	643	204

Total comprehensive income (loss)	$24,870	$(3,597)	$44,857	$(25,695)

7.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available–for-sale and restricted investments consist of (in thousands):

	November 30, 2004			May 31, 2004
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$42,612	$—	$42,612	$47,934	$—	$47,934
Cash equivalents:
Money market funds	44,309	—	44,309	50,635	—	50,635
Federal government obligations	16,800	—	16,800	—	—	—
State and local government obligations	12,925	—	12,925	12,000	—	12,000
Corporate notes/bonds	105,500	—	105,500	80,500	—	80,500
Foreign corporate notes/bonds	14,000	—	14,000	12,000	—	12,000

	193,534	—	193,534	155,135	—	155,135

Total cash and cash equivalents	$236,146	$—	$236,146	$203,069	$—	$203,069

Short-term investments:
Federal government obligations	$55,647	$(375)	$55,272	$30,495	$(174)	$30,321
Corporate notes/bonds	20,343	(134)	20,209	17,908	(105)	17,803
Foreign corporate notes/bonds	1,263	(7)	1,256	1,263	(5)	1,258

	$77,253	$(516)	$76,737	$49,666	$(284)	$49,382

Equity investments in publicly traded companies	$—	$—	$—	$273	$(151)	$122

Investment for committed tenant improvements, money market funds	$6,956	$—	$6,956	$7,197	$—	$7,197

Restricted investments, certificates of deposit	$775	$—	$775	$1,175	$—	$1,175

palmOne’s unrealized loss positions are less than twelve months in age.

8.	Inventories

Inventories consist of (in thousands):

	November 30, 2004	May 31, 2004
Finished goods	$25,513	$12,219
Work-in-process and raw materials	3,606	1,811

	$29,119	$14,030

9.	Business Combinations

On October 29, 2003, palmOne acquired Handspring, a leading provider of smartphones and communication devices, exchanging 0.09 of a share of palmOne common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. The exchange ratio for the acquisition was determined based on an arm’s length negotiation between palmOne and Handspring. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of palmOne common stock. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of palmOne common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation model, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for palmOne operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit palmOne in the future. As of May 31, 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. All adjustments were recorded as a net increase in goodwill. As of November 30, 2004, the Company adjusted the estimated costs for employee termination benefits and costs to exit certain facilities. As of November 30, 2004, the workforce reductions were complete.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability Recognized at October 29, 2003	Cash Payments	Adjustments	Balance at May 31, 2004	Cash Payments	Adjustments	Balance at November 30, 2004
Workforce reduction costs	$1,805	$(2,029)	$244	$20	$—	$(20)	$—
Excess facilities costs	3,689	(2,065)	1,913	3,537	(977)	(137)	2,423
Other	660	(673)	13	—	—	—	—

	$6,154	$(4,767)	$2,170	$3,557	$(977)	$(157)	$2,423

The following unaudited pro forma financial information presents the combined results of operations of palmOne and Handspring as if the Handspring acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for palmOne and Handspring, the pro forma results are derived from the same periods for both palmOne and Handspring as follows:

palmOne Reporting Period	Handspring Period Included in Pro Forma Data
Three months ended November 30, 2004	*
Three months ended November 30, 2003	September 1, 2003—October 28, 2003 *
Six months ended November 30, 2004	*
Six months ended November 30, 2003	June 1, 2003—October 28, 2003 *

*	Results from operations of the former Handspring business are included in palmOne results of operations since the date of acquisition (October 29, 2003).

This unaudited pro forma financial information includes an adjustment of $1.5 million and $6.8 million for the three and six months ended November 30, 2003, respectively, to the combined results of operations, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of palmOne that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of palmOne. Pro forma results for the three and six months ended November 30, 2004 and 2003 were (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Pro forma revenues	$376,180	$294,640	$649,325	$475,903
Pro forma net income (loss)	$24,691	$(13,329)	$44,285	$(57,603)
Pro forma net income (loss) per share:
Basic	$0.51	$(0.27)	$0.92	$(1.24)
Diluted	$0.48	$(0.27)	$0.86	$(1.24)
Shares used in computing per share amounts:
Basic	48,381	49,973	48,005	46,599
Diluted	51,442	49,973	51,223	46,599

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2003	$13,815
Acquisition of Handspring	241,512
Goodwill adjustments	2,036

Balances, May 31, 2004	257,363
Goodwill adjustments	(3,991)

Balances, November 30, 2004	$253,372

Goodwill adjustments in fiscal year 2004 of approximately $2.0 million primarily consist of adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. Goodwill adjustments during the six months ended November 30, 2004 of approximately $4.0 million are primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to our estimated royalty obligations. The Company will continue to adjust goodwill as required for changes in the value of deferred tax assets associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of (in thousands):

	Amortization Period	November 30, 2004			May 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Contracts and customer relationships	24 months	$11,900	$(6,446)	$5,454	$11,900	$(3,471)	$8,429
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(975)	825	1,800	(525)	1,275
Trademarks	24 months	1,400	(758)	642	1,400	(408)	992
Non-compete covenants	24 months	400	(217)	183	400	(117)	283

		$19,700	$(12,596)	$7,104	$19,700	$(8,721)	$10,979

Amortization expense related to intangible assets was $1.9 million and $1.7 million for the three months ended November 30, 2004 and 2003, respectively and $3.9 million and $1.7 million for the six months ended November 30, 2004 and 2003, respectively. Estimated future amortization expense for the remaining six months of fiscal year 2005 and for fiscal year 2006 is $3.9 million and $3.2 million, respectively.

12.	Deferred Income Taxes

As of November 30, 2004, palmOne’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $454.3 million offset by a valuation allowance of $419.5 million. The valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of palmOne’s net deferred tax assets assumes that it is more likely than not that palmOne will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years.

The income tax provision for the six months ended November 30, 2004 represented approximately 18% of pretax income, which includes foreign, federal and state income taxes of approximately $4.0 million and acquisition accounting adjustments to goodwill of approximately $5.8 million. The impact of the acquisition accounting adjustments to goodwill in the six months ended November 30, 2004 were partially offset by the favorable conclusion to a tax audit which reduced our first quarter tax provision. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction.

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

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of November 30, 2004, the remaining principal amounts of the notes are $1.9 million and $0.6 million, respectively.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants palmOne certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million, respectively, during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow palmOne the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of palmOne’s reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of November 30, 2004, palmOne’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of palmOne products are approximately $139.5 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (5.0% at November 30, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (4.07% at November 30, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of November 30, 2004 palmOne had used its credit line to support the issuance of letters of credit of $4.8 million.

As part of the agreements with 3Com relating to Palm’s separation from 3Com (palmOne was formerly Palm), palmOne agreed to assume liabilities arising out of the Xerox, E-Pass Technologies, and Connelly litigation matters and to indemnify 3Com for any damages it may incur related to these cases. (See Note 15 to condensed consolidated financial statements.)

As part of the agreements with PalmSource relating to the PalmSource distribution, palmOne agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against any of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. (See Note 15 to condensed consolidated financial statements.)

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

Changes in the product warranty accrual are (in thousands):

	Six Months Ended November 30,
	2004	2003
Balance, beginning of period	$27,839	$17,911
Payments made	(28,543)	(16,109)
Balance assumed in Handspring acquisition	—	6,037
Change in liability for product sold during the period	26,630	16,887
Change in liability for pre-existing warranties	509	(131)

Balance, end of period	$26,435	$24,595

14.	Restructuring Charges

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

The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees. Restructuring charges relate to the implementation of actions to streamline the Company consistent with its strategic plan. As of November 30, 2004, 99 regular employees have been terminated as a result of this restructuring. Cost reduction actions initiated in the third quarter of fiscal year 2004 are expected to be substantially complete by the third quarter of fiscal year 2005.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment that were disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to adjust the business consistent with palmOne’s future wireless plans. As of November 30, 2004, all of these headcount reductions have been completed. Cost reduction actions initiated in the first quarter of fiscal year 2004 were substantially completed by the end of fiscal year 2004, except for remaining contractual payments for excess facilities.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of November 30, 2004, all of these headcount reductions have been completed. Cost reduction actions initiated in the third quarter of fiscal year 2003 are substantially complete except for remaining contractual payments for excess facilities and project termination fees.

The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which palmOne had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of November 30, 2004, the balance consists of lease commitments, payable over approximately seven years, offset by estimated sublease proceeds of approximately $21.1 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2004 Action	Q1 2004 Action			Q3 2003 Action			Q4 2001 Action	Total
	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Excess Facilities Costs
Balance, May 31, 2003	$—	$—	$—	$—	$2,367	$1,596	$1,374	$29,549	$34,886
Restructuring expense	5,172	574	1,515	1,633	—	155	(617)	—	8,432
Cash payments	(4,175)	(574)	(687)	(1,526)	—	(1,434)	(757)	(10,147)	(19,300)
Write-offs	(289)	—	(23)	(107)	—	—	—	—	(419)

Balance, May 31, 2004	708	—	805	—	2,367	317	—	19,402	23,599
Cash payments	(538)	—	(342)	—	—	(239)	—	(3,949)	(5,068)
Write-offs	—	—	—	—	(45)	—	—	—	(45)

Balance, November 30, 2004	$170	$—	$463	$—	$2,322	$78	$—	$15,453	$18,486

Accrued restructuring as of November 30, 2004 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements.)

15.	Litigation

palmOne is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. palmOne believes that it has defenses to each of the cases asserted against it, including the cases set forth below. palmOne is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect palmOne’s business, results of operations or financial condition. (Although Palm, Inc. is now palmOne, Inc. and Handspring has been merged into palmOne, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc. and Handspring, Inc.)

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “‘656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted palmOne’s motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. palmOne filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. Xerox also filed a notice of appeal which has been stayed pending further rulings by the District Court. If palmOne is not successful, palmOne might be liable to PalmSource and/or its licensees if Xerox seeks to enforce its patents claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. On August 21, 2003, the CAFC issued a ruling reversing summary judgment in favor of Palm and 3Com and remanded the case to the District Court for further proceedings. On February 9, 2004, E-Pass filed another lawsuit in the Northern District of California naming palmOne, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. palmOne filed two motions for summary judgment which are pending before the Court. The cases are in the claim construction phase. In connection with Palm’s separation from 3Com, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the E-Pass litigation.

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

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The complaint alleges infringement, contributory infringement, and inducement of infringement of U.S. Patent No. 5,618,045, entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. In May 2004 the parties reached a tentative settlement that is in the process of being documented and finalized. The terms of the settlement would result in a resolution which is not material to palmOne’s financial position.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including palmOne and Handspring, may have against the underwriters. There is no guarantee that the settlement will become final, however, as it is subject to a number of conditions, including Court approval. The terms of the settlement would result in a resolution that is not material to palmOne’s financial position.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County entitled Goldstein v. Palm. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Following two successful motions to dismiss filed by Palm, Plaintiff filed a third amended complaint which Palm answered. The case is in the preliminary stages.

During the quarter ended November 30, 2004, the Company reached settlement in connection with the litigation filed by Data Quill Limited against Handspring, and received final court approval of settlements in connection with Connelly v. Palm and 3Com, Hemmingsen v. Palm, and Goldhirsch v. Handspring et. al, and Majarian v. Handspring et al. These matters are described in our Annual Report on Form 10-K for the year ended May 31, 2004. None of the settlements reached in these matters will have a material effect on palmOne’s business or financial statements.

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

Transactions with PalmSource

In December 2001, palmOne entered into a software license agreement with PalmSource which was amended and restated in June 2003. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million, respectively during each of the contract years in the period ending December 3, 2006. Under the software license agreement, palmOne incurred expenses of $14.2 million and $11.8 million during the three months ended November 30, 2004 and 2003, respectively, and $24.5 million and $18.7 million during the six months ended November 30, 2004 and 2003, respectively. palmOne’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004.

Other Transactions and Relationships

In fiscal year 2003, palmOne made a $1.0 million equity investment in and entered into a product procurement agreement with Mobile Digital Media, Inc. This equity investment is included in other assets. palmOne paid $1.6 million and $3.6 million during the three months ended November 30, 2004 and 2003, respectively, and $3.2 million and $6.2 million during the six months ended November 30, 2004 and 2003, respectively, for products purchased under a product procurement agreement. These products were purchased by palmOne for resale.

palmOne purchased software licenses and services from Kontiki, Inc. of $86,000 during each of the three months ended November 30, 2004 and 2003, respectively and $120,000 and $86,000 during the six months ended November 30, 2004 and 2003, respectively. Michael Homer, a current member of palmOne’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of palmOne’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock and has a partner, Kevin Harvey, on the Board of Directors of Kontiki, Inc.

palmOne recorded revenues of $0.4 million and $5.3 million during the three months ended November 30, 2004 and 2003, respectively, and $1.1 million and $5.3 million during the six months ended November 30, 2004 and 2003, respectively, from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of palmOne’s Board of Directors, is the former Senior Vice President, Group Technology and Innovation at France Telecom and is currently a Special Advisor to the Chief Executive Officer of France Telecom. In addition, palmOne recorded expenses of approximately $72,000 and $9,000 during the three months ended November 30, 2004 and 2003, respectively and $523,000 and $20,000 during the six months ended November 30, 2004 and 2003, respectively, primarily for marketing development and mobile telephone services received from subsidiaries of France Telecom Group.

palmOne recorded revenues of $11.6 million and $0 during the three months ended November 30, 2004 and 2003, respectively and $27.2 million and $0 during the six months ended November 30, 2004 and 2003 respectively, from T-Mobile USA, Inc. Susan Swenson, a current member of palmOne’s Board of Directors and the chairperson of palmOne’s Audit Committee, became the Chief Operating Officer of T-Mobile USA, Inc. in February 2004.

palmOne paid $0 and $18,000 during the three months ended November 30, 2004 and 2003, respectively and $0 and $36,000 during the six months ended November 30, 2004 and 2003, respectively, to RealNetworks in connection with bundling of products, web site referrals and engineering assistance. Eric Benhamou, Chairman of palmOne’s Board of Directors, is also a member of RealNetworks’ Board of Directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. The amounts reflect the classification of the operations of palmOne’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on November 30.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning palmOne’s expectations, beliefs and/or intentions regarding the following: demand for our products; shifts in our average selling price and product mix; the development and introduction of new products and services; wireless networks; competitors and competition in the markets in which palmOne operates; trends in revenues, royalty rates, warranty costs and other expenses, inventory, accounts receivable and other assets; the use of proceeds from the potential sale of securities under palmOne’s universal shelf registration statement; the sufficiency of palmOne’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; strategic alliances and the benefits of such strategic alliances; the effects of changes in market interest rates; investment activities, the value of investments and the use of palmOne’s financial instruments; realization of, and actions which palmOne may implement to realize, the tax benefits associated with palmOne’s net operating loss carryforwards; palmOne’s defenses to legal proceedings and litigation matters; provisions in palmOne’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

palmOne is a global provider of handheld computing and communications devices. Our objective is to be the leader in the handheld computing and communications device market. In order to accomplish our objective, we have defined the following strategy: develop market-defining products that deliver a great user experience, capitalize on industry trends, maintain strategic contribution from handheld computers and increase adoption of smartphones. During fiscal year 2004, we spun-off PalmSource and acquired Handspring to focus our attention on and accelerate our smartphone strategy. In the second quarter of fiscal year 2005 we launched the Treo 650 to expand our smartphone product line.

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

Cash flows – We strive to convert operating results to cash. To that effect, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We also monitor our cash balances to maintain cash available to support our operating and capital expenditure requirements.

We believe the handheld computing and communications device market dynamics are favorable to palmOne.

•	While the market for handheld computing devices is maturing, our leadership position and our ability to develop high quality products enable us to produce solid performance. The handheld computing device market also provides a brand, scale and technology development platform that can be leveraged across our entire product portfolio.

•	The emerging high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the handheld communications device market. With our computing heritage, we are able to work closely with wireless carriers to deploy advanced wireless data applications that take advantage of their wireless data networks. palmOne also has the capability to deliver increased functionality that is easy to use.

We expect to experience revenue growth in fiscal year 2005, as compared to fiscal year 2004, as a result of including our smartphone product line, that has seen sequential growth over the past four quarters, in our results for a complete year, as it was included in only a portion of our results during fiscal year 2004.

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

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in a major customer’s creditworthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us could be affected.

We accrue for warranty costs based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues. For new products, we base our warranty accrual rate upon historical rates experienced with similar products. If we experience claims or significant changes in costs of services, such as third party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.

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

Our key accounting estimates and policies are reviewed quarterly with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Revenues	$376,180	$271,215	$104,965	$649,325	$439,823	$209,502

We derive our revenues from sales of our handheld computing and communications devices, accessories and related services. Revenues for the three and six months ended November 30, 2004 increased approximately 39% and 48%, respectively, from the three and six months ended November 30, 2003 and include the results of operations of the former Handspring business from the date of acquisition (October 29, 2003). During the three months ended November 30, 2004, net shipments of devices were 1,579,000 units at an average selling price of $229 compared to 1,414,000 units at an average selling price of $172 during the three months ended November 30, 2003. The net shipments of devices were up approximately 12% and the average selling price was up approximately 33% in the three months ended November 30, 2004 relative to the comparable quarter in fiscal year 2004. Of the 39% increase in revenues, unit shipments contributed approximately 10 percentage points and the increase in average selling prices contributed approximately 33 percentage points, which were partially offset by a decrease in our wireless Internet services and accessories of approximately 4 percentage points. The increase in average selling price reflects a full quarter of smartphone shipments and a shift in our product mix towards higher priced devices coupled with a more favorable pricing environment during the second quarter of fiscal year 2005 relative to the comparable quarter in fiscal year 2004. We closed our wireless Internet access service in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers. Accordingly, revenues decreased by approximately $6.8 million from the three months ended November 30, 2003. Accessory sales decreased by approximately $6.8 million, or 33% from the three months ended November 30, 2003 primarily as the result of the Company rationalizing its accessory portfolio and focusing on more profitable accessory products. Our provision for product returns decreased as a percentage of revenue between the three months ended November 30, 2004 and 2003 to approximately 7.2% of revenues from approximately 9.6% of revenues, respectively. This decrease is primarily due to a reduction in our rate of returns relative to historical return rates, partially derived from a shift to smartphones which have yielded lower return rates than handheld computing devices. Our measure of carrier owned smartphone inventory increased significantly from the previous quarter. Our smartphones are primarily custom made for each carrier who as a result have limited price protection and product return privileges. We believe this increase is primarily due to pre-holiday buying by carriers as well as product transitions.

Of the 39% increase in worldwide revenues for the three months ended November 30, 2004 over the three months ended November 30, 2003, approximately 34 percentage points resulted from an increase in United States revenues and approximately 5 percentage points resulted from an increase in international revenues. International revenues were approximately 34% of worldwide revenues for the three months ended November 30, 2004 compared with approximately 42% for the three months ended November 30, 2003. The greater increase in United States revenues in comparison to international revenues is primarily due to broader carrier channel coverage in the United States than internationally. Average selling prices for our devices increased in the United States and in international markets by about 43% and about 22%, respectively, from the three months ended November 30, 2003 to the three months ended November 30, 2004. The increases in United States and international average selling prices are primarily the result of the inclusion of sales of smartphones during the full quarter as compared to the same quarter a year ago which included results of smartphone sales from the October 29, 2003 Handspring acquisition. Net shipments of devices increased approximately 21% in the United States and decreased approximately 2% internationally. The increase in the United States is primarily due to the inclusion of the Treo 600 smartphone in the three months ended November 30, 2004. The decrease in net shipments of devices internationally was due to a decrease in the number of handheld computing device units shipped partially offset by an increase in the number of smartphone units shipped during the three months ended November 30, 2004 as compared to the same period a year ago. In addition, we experienced a 61% and 11% decline in accessories revenue internationally and in the United States, respectively, in the three months ended November 30, 2004 as compared to the same period a year ago. This is primarily the result of the Company rationalizing its accessory portfolio and focusing on more profitable accessory products.

During the six months ended November 30, 2004, net shipments of devices were 2,559,000 units at an average selling price of $241 compared to 2,060,000 units at an average selling price of $190 during the six months ended November 30, 2003. The net shipment of devices were up approximately 24% and the average selling price was up approximately 27% in the six months ended November 30, 2004 relative to the comparable period in fiscal year 2004. Of the 48% increase in revenues, unit shipments contributed approximately 22 percentage points and the increase in average selling prices contributed approximately 29 percentage points, which were partially offset by a decrease in our wireless Internet services and accessories sales of approximately 3 percentage points. The increase in average selling price reflects smartphone shipments for the full six month period of fiscal year 2005 and a shift in our product mix towards higher priced devices as well as a favorable pricing environment during the six months ended November 30, 2004. We closed our wireless Internet access services in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers. Accordingly, revenues during the six months ended November 30, 2004 decreased by approximately $10.2 million from the six months ended November 30, 2003. Accessory sales decreased by approximately $5.1 million, or 19%, from the six months ended November 30, 2003, primarily as the result of the Company rationalizing its accessory portfolio and focusing on more profitable accessory products.

Of the 48% increase in worldwide revenues for the six months ended November 30, 2004 over the six months ended November 30, 2003, approximately 41 percentage points resulted from an increase in United States revenues and approximately 7 percentage points resulted from an increase in international revenues. International revenues were approximately 32% of worldwide revenues for the six months ended November 30, 2004 compared with approximately 41% for the six months ended November 30, 2003. The greater increase in United States revenues in comparison to international revenues is primarily due to broader carrier channel coverage in the United States than internationally. Average selling prices for our devices increased in the United States by 36% and increased in international markets by about 13% from the six months ended November 30, 2003 to the six months ended November 30, 2004. The increase in United States and international average selling prices is primarily the result of the inclusion of smartphone shipments during the full six month period of fiscal year 2005 relative to the same period a year ago which included results of smartphone sales from the October 29, 2003 Handspring acquisition. Net shipments of devices increased approximately 35% in the United States and approximately 8% internationally. These increases were primarily due to the inclusion of smartphone unit sales during the six months ended November 30, 2004 offset by a decrease in traditional handheld unit sales. In addition, we experienced a 46% decline in accessories revenue internationally during the six months ended November 30, 2004 over the three months ended November 30, 2003, primarily as the result of the Company rationalizing its accessory portfolio to focus on more profitable accessory products, and a 4% increase in accessories revenue in the United States primarily due to the inclusion of smartphone accessories for the full first half of fiscal year 2005.

Total Cost of Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Cost of revenues	$266,478	$197,739	$68,739	$448,281	$318,963	$129,318
Applicable portion of amortization of intangible assets and deferred stock-based compensation	351	84	267	663	88	575

Total cost of revenues	$266,829	$197,823	$69,006	$448,944	$319,051	$129,893

Percentage of revenues	70.9%	72.9%		69.1%	72.5%

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the ‘Applicable portion of amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, OS and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology, facilities and other central costs. ‘Cost of revenues’ as a percentage of revenues decreased by 2.1% to 70.8% for the three months ended November 30, 2004 from 72.9% for the three months ended November 30, 2003. The decrease is primarily the result of reduced technical service expenses resulting from lower call volume and more favorable pricing from our third-party provider contributing approximately 1.8 percentage points, as well as, reduced excess and obsolete charges due to lower inventory levels contributing approximately 0.9 percentage points. In addition, approximately 1.0 percentage point was the result of reduced standard costs for handheld computing devices and the inclusion of smartphones during the full quarter compared to only one month in the year ago quarter (smartphones currently carry lower standard costs than handheld computing devices as a percentage of their respective revenues). We also experienced reduced Palm OS royalty rates during the three months ended November 30, 2004 compared to the same period last year, as a result of our software license agreement with PalmSource, contributing approximately 0.7 percentage points. Partially offsetting these decreases were higher warranty costs as a percentage of revenues during the second quarter of fiscal year 2005 compared to the same period a year ago due to a full quarter warranty provision for smartphones which were acquired in October 2003, contributing approximately 2.2 percentage points (smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues).

‘Cost of revenues’ as a percentage of revenues decreased by 3.5% to 69.0% for the six months ended November 30, 2004 from 72.5% for the six months ended November 30, 2003. The decrease is primarily the result of reduced technical service expenses resulting from lower call volume and more favorable pricing contributing approximately 1.7 percentage points as well as reduced excess and obsolete charges due to lower inventory levels contributing approximately 1.2 percentage points. In addition, reduced product costs as a percentage of revenues decreased approximately 1.7 percentage points. This is primarily the result of reduced standard costs for handheld computing devices and the inclusion of smartphones during the full six months ended November 30, 2004 as compared to only one month ended November 30, 2003 (smartphones currently carry lower standard costs than handheld computing devices as a percentage of their respective revenues). We also experienced reduced Palm OS royalty rates during the six months ended November 30, 2004 compared to the same period last year, as a result of our software license agreement with PalmSource, contributing approximately 0.7 percentage points. Partially offsetting these decreases were higher warranty costs as a percentage of revenues during the first half of fiscal year 2005 compared to the same period a year ago due to the inclusion of smartphones, contributing approximately 1.7 percentage points (smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues).

The ‘Applicable portion of amortization of intangible assets and deferred stock-based compensation’ to the cost of revenues increased in absolute dollars during the three and six months ended November 30, 2004 compared to the three and six months ended November 30, 2003, primarily due to the amortization of the product technology acquired in the Handspring acquisition, which occurred October 29, 2003 and an increase in restricted stock awards during the current fiscal year.

Sales and Marketing

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Sales and marketing	$45,048	$43,709	$1,339	$82,603	$78,287	$4,316
Percentage of revenues	12.0%	16.1%		12.7%	17.8%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology, facilities and other central costs. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to our increased revenues during the three months ended November 30, 2004 compared to the comparable quarter a year ago. Sales and marketing expenses in absolute dollars for the three months ended November 30, 2004 increased approximately 3% from the three months ended November 30, 2003. This increase is primarily due to increased spending in direct marketing and product promotional materials of approximately $2.7 million, increased advertising of approximately $1.0 million and increased employee compensation and benefits costs of approximately $1.9 million. These increases were partially offset by reduced marketing development expenses with our retail customers of approximately $2.4 million, reduced consulting and technical support costs of approximately $1.2 million primarily due to insourcing aspects of our sales and marketing effort which had previously been performed by consultants and reduced facilities allocations of approximately $0.5 million.

The decrease in sales and marketing expenses as a percentage of revenues during the six months ended November 30, 2004 is primarily due to our increased revenues during the period compared to the comparable period a year ago. Sales and marketing expenses in absolute dollars for the six months ended November 30, 2004 increased approximately 6% from the six months ended November 30, 2003. This increase is primarily due to increased advertising costs of approximately $5.6 million and increased employee compensation and benefits costs of approximately $4.5 million during the six months ended November 30, 2004 as compared to the same period a year ago. These increases were partially offset by decreased marketing development expenses with our retail customers of approximately $3.0 million, decreased consulting and technical support costs of approximately $1.8 million due to insourcing aspects of our sales and marketing effort which had previously been performed by consultants and reduced facilities allocations of approximately $1.0 million.

Research and Development

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Research and development	$20,407	$14,948	$5,459	$38,975	$31,776	$7,199
Percentage of revenues	5.4%	5.5%		6.0%	7.2%

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology, facilities and other central costs. The decrease in research and development expenses as a percentage of revenues during the three months ended November 30, 2004 is primarily due to an increase in revenues during the period compared to the three months ended November 30, 2003. Research and development expenses for the three months ended November 30, 2004 increased approximately 37% in absolute dollars from the comparable quarter a year ago. This increase in research and development is primarily due to project materials and non-recurring engineering costs related to our smartphone products of approximately $3.2 million and increased employee compensation and benefits related costs of approximately $2.6 million, partially offset by decreased consulting expenses of approximately $0.6 million.

The decrease in research and development expenses as a percentage of revenues during the six months ended November 30, 2004 is primarily due to an increase in revenues during the period compared to the six months ended November 30, 2003. Research and development expenses during the six months ended November 30, 2004 increased approximately 23% in absolute dollars from the comparable period a year ago. This increase in research and development is primarily due to project materials and non-recurring engineering costs related to our smartphone products of approximately $5.8 million and increased employee compensation and benefits costs of approximately $3.9 million, partially offset by decreased consulting expenses incurred of approximately $2.3 million.

General and Administrative

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
General and administrative	$11,312	$9,355	$1,957	$21,111	$18,049	$3,062
Percentage of revenues	3.0%	3.4%		3.3%	4.1%

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology, facilities and other central costs for finance, legal, human resources and executive functions, outside legal and accounting fees and provision for doubtful accounts. The decrease in general and administrative expenses as a percentage of revenues during the three months ended November 30, 2004 is primarily due to increased revenues during the three months ended November 30, 2004 as compared to the three months ended November 30, 2003. The increase in general and administrative expenses in absolute dollars is primarily comprised of an increase of $1.0 million of employee compensation and benefits costs. In addition, consulting and professional service fees increased by approximately $0.8 million primarily due to incremental costs related to our implementation of Sarbanes-Oxley Section 404 requirements and an increase in the charge for our provision for doubtful accounts of $0.3 million primarily due to an increase in our accounts receivable balance at November 30, 2004 in comparison to November 30, 2003.

The decrease in general and administrative expenses as a percentage of revenues during the six months ended November 30, 2004 is primarily due to increased revenues during the six months ended November 30, 2004 as compared to the six months ended November 30, 2003. The increase in general and administrative expenses in absolute dollars is primarily comprised of an increase of $2.4 million of employee compensation and benefits costs and increased travel and entertainment. In addition, consulting and professional service fees increased by approximately $0.9 million primarily due to incremental costs related to our implementation of Sarbanes-Oxley Section 404 requirements, partially offset by a decrease in the charge for our provision for doubtful accounts of $0.2 million primarily due to overall improvements of our accounts receivables.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$2,527	$1,938	$589	$4,866	$2,059	$2,807
Percentage of revenues	0.7%	0.7%		0.7%	0.5%

The increase in amortization of intangible assets and deferred stock-based compensation in absolute dollars during the three and six months ended November 30, 2004 as compared to the same periods ended November 30, 2003 is primarily due to the acquisition of Handspring as of October 29, 2003, which resulted in the recording of certain intangible assets and deferred stock-based compensation. Approximately $2.1 million and $4.2 million of amortization were included in the three and six months ended November 30, 2004, respectively. In addition, approximately $0.4 million and $0.7 million of amortization of restricted stock awards were recorded during the three and six months ended November 30, 2004, respectively, as a result of grants made subsequent to the second quarter of fiscal year 2004. As a result of the October 29, 2003 acquisition of Handspring, approximately $1.8 million of amortization of certain intangible assets and deferred stock-based compensation was recorded during the three and six months ended November 30, 2003, respectively. During the three and six months ended November 30, 2003, $0.2 million and $0.3 million, respectively, of amortization of deferred stock-based compensation was recorded.

Restructuring Charges

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Restructuring charges	$—	$918	$(918)	$—	$3,588	$(3,588)
Percentage of revenues	—%	0.3%		—%	0.8%

Restructuring charges of $0.9 million recorded during the second quarter of fiscal year 2004 consisted of a $1.2 million charge related to the restructuring actions taken during the first quarter of fiscal year 2004 less $0.3 million of net adjustments related to the restructuring actions taken in prior fiscal years:

•	The first quarter of fiscal year 2004 restructuring actions included workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service during the first quarter of fiscal year 2004 and canceled projects related to the implementation of a series of actions to adjust our business consistent with our future wireless plans. As of November 30, 2004, all of these headcount reductions have been completed.

•	The third quarter of fiscal year 2003 restructuring actions included workforce reductions, primarily in the United States, of approximately 140 employees, facilities and property and equipment disposed of or removed from service during the third quarter of fiscal year 2003 and canceled programs related to a series of actions to better align our expense structure with our revenues. As of November 30, 2004, all of these headcount reductions have been completed.

Restructuring charges of $3.6 million recorded during the first half of fiscal year 2004 consisted of $3.9 million of charges related to the restructuring actions initiated during the first quarter of fiscal year 2004 offset by $0.3 million of adjustments related to the restructuring actions taken during the third quarter of fiscal year 2003.

Interest and Other Income (Expense), Net

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Interest and other income (expense), net	$611	$1,608	$(997)	$577	$1,451	$(874)
Percentage of revenues	0.2%	0.6%		0.1%	0.3%

Interest and other income (expense), on a net basis, was $0.6 million of net income for the three months ended November 30, 2004 compared to $1.6 million of net income for the three months ended November 30, 2003. Interest and other income for the second quarter of fiscal year 2005 primarily consisted of approximately $1.4 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $0.8 million interest expense and bank and other charges. Interest and other income for the second quarter of fiscal year 2004 primarily consisted of $0.6 million of interest income on our cash, cash equivalent and short-term investment balances and $2.2 million of proceeds from reimbursement related to a legal settlement, partially offset by $1.2 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily as a result of the reduction of the outstanding balance in the Texas Instruments subordinated convertible debt and a decrease in interest expense and fees incurred for our credit facility during the three months ended November 30, 2004 as compared to the same period a year ago.

Interest and other income (expense), on a net basis, was $0.6 million of net income for the six months ended November 30, 2004 compared to $1.5 million of net income for the six months ended November 30, 2003. Interest and other income for the first half of fiscal year 2005 primarily consisted of approximately $2.3 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.7 million interest expense and bank and other charges. Interest and other income for the first half of fiscal year 2004 primarily consisted of $1.3 million of interest income on our cash, cash equivalent and short-term investment balances and $2.2 million of proceeds from reimbursement related to a legal settlement, partially offset by $2.1 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily as a result of the reduction of the outstanding balance in the Texas Instruments subordinated convertible debt and a decrease in interest expense and fees incurred for our credit facility during the first half of fiscal year 2005 as compared to the same period a year ago.

Income Tax Provision

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Income tax provision	$6,328	$1,584	$4,744	$9,781	$2,782	$6,999
Percentage of revenues	1.7%	0.6%		1.5%	0.6%

The income tax provision for the three and six months ended November 30, 2004 represented approximately 20% and 18%, respectively, of pretax income, which includes foreign, federal and state income taxes of approximately $3.0 million and $4.0 million for the three and six months ended November 30, 2004, respectively, and acquisition accounting adjustments to goodwill of approximately $3.4 million and $5.8 million for the three and six months ended November 30, 2004, respectively. The impact of the acquisition accounting adjustments to goodwill were partially offset by the favorable conclusion to a tax audit which reduced our first quarter tax provision but which is not anticipated to recur. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction. We continue to maintain our deferred tax asset valuation allowance which is reviewed quarterly and will be preserved until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years. The income tax provision for the three and six months ended November 30, 2003, primarily foreign income taxes, represented approximately 38% and (24)%, respectively, of pretax income (loss).

Loss from Discontinued Operations

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2004	2003		2004	2003
	(dollars in thousands)
Loss from discontinued operations	$—	$(6,750)	$6,750	$—	$(11,634)	$11,634
Percentage of revenues	—%	(2.5)%		—%	(2.7)%

Loss from discontinued operations was $6.8 million and $11.6 million for the three and six months ended November 30, 2003, respectively. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date and the historical consolidated separation costs incurred to effect the PalmSource distribution. Loss from PalmSource operations was $3.5 million and $6.4 million for the three and six months ended November 30, 2003, respectively. Historical consolidated separation costs were $3.3 million and $5.2 million for the three and six months ended November 30, 2003, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2004 were $236.1 million, compared to $203.1 million at May 31, 2004. The increase of $33.0 million in cash and cash equivalents was primarily attributable to net income of $44.3 million, non-cash charges of $13.3 million and proceeds of $13.1 million from employee stock plan activity. This was offset by $27.9 million in net purchases of short-term investments, changes in assets and liabilities of $2.6 million and cash used for the purchase of property and equipment of $7.6 million.

We anticipate our November 30, 2004 total cash, cash equivalents and short-term investments balance of $312.9 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies.

Net accounts receivable were $219.4 million at November 30, 2004, an increase of $98.6 million or 82% from $120.8 million at May 31, 2004. Days sales outstanding, or DSO, of receivables increased to 52 days at November 30, 2004 from 41 days at May 31, 2004 primarily due to business seasonality.

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

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of November 30, 2004, the remaining principal amounts of the notes are $1.9 million and $0.6 million, respectively.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants palmOne certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $39.0 million, $41.0 million and $42.5 million, respectively, during each of the contract years in the period ending December 3, 2006.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow

palmOne the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of palmOne’s reported purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of November 30, 2004, palmOne’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of palmOne products are approximately $139.5 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (5.0% at November 30, 2004) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (4.07% at November 30, 2004). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under the credit line agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of November 30, 2004 palmOne had used its credit line to support the issuance of letters of credit of $4.8 million.

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

Stock Option Information

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our stock option program critical to employee retention and motivation, and all of our employees participate in the program. The program consists of two plans: one stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants; and a second stock option plan under which options to purchase common stock may be granted to non-employee members of the Board of Directors. Option vesting periods typically range from one to four years.

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

Employee and Named Executive Officer Option Grants

	2005 YTD	2004	2003
Net grants during the period as a % of outstanding shares	4.6%	0.4%	5.9%
Grants to top five executive officers during the period as a % of total options granted	13.8%	12.7%	7.6%
Grants to top five executive officers during the period as a % of outstanding shares	0.8%	1.1%	0.7%
Cumulative options held by named executive officers as a % of total options outstanding	18.9%	20.0%	13.5%

During the six months ended November 30, 2004, we granted options to purchase approximately 2,869,000 shares of palmOne common stock including options to purchase approximately 578,000 shares of palmOne common stock in connection with the Company’s previously announced cancellation/regrant program, whereby options to purchase approximately 945,000 shares of palmOne common stock were voluntarily canceled by employees on March 30, 2004. Options to purchase approximately 643,000 shares of palmOne common stock were forfeited during that period primarily due to the termination of the employment of the optionholders. The net grants represented 4.7% of shares outstanding at the beginning of this fiscal year.

	Six Months Ended November 30, 2004		Year Ended May 31, 2004(1)
(shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,132	$22.62	5,783	$76.92
Granted	2,869	$31.34	3,932	$12.38
Assumed in connection with acquisitions	—	—	1,869	$12.69
Exercised	(1,082)	$11.01	(1,704)	$10.13
Cancelled	(643)	$85.16	(3,748)	$96.38

Outstanding at end of period	7,276	$22.25	6,132	$22.62

Exercisable at end of period	2,090	$21.03	2,441	$37.10

(1)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted to preserve the intrinsic value.

In-the-Money and Out-of-the-Money Option Information

As of November 30, 2004

	Excersiable		Unexerciable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in thousands)
In-the-money	1,879	$10.21	5,039	$22.20	6,918	$18.95
Out-of-the-money (1)	211	$117.01	147	$41.76	358	$86.28

Total options outstanding	2,090	$21.03	5,186	$22.75	7,276	$22.25

(1)	Out-of-the money options are those options with an exercise price equal to or greater than the closing price of $36.93 per share, the closing sale price per share of palmOne’s common stock as of November 30, 2004 as reported on the Nasdaq National Market.

Aggregated Option Exercises During the Six Months Ended November 30, 2004 and Option Values (1)

	Shares Acquired on Exercise (#)	Dollar Gain Realized ($)	Number of Securities Underlying Unexercised Options at November 30, 2004 (#)		Value of Unexercised In-the-Money Options at November 30, 2004 ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Todd Bradley	30,000	828,599	219,462	334,226	3,508,352	5,058,643
Andrew J. Brown	—	—	—	—	—	—
Ed Colligan	—	—	388,578	231,523	13,854,549	1,898,373
Mary E. Doyle	28,673	644,464	12,363	79,321	336,196	1,812,754
Angel L. Mendez	33,006	794,480	34,293	78,006	479,434	1,771,386

(1)	This list represents our Chief Executive Officer and the four individuals who are expected to be the most highly compensated individuals for fiscal year 2005 and who are currently serving as executive officers of palmOne.
(2)	Based on a fair market value of $36.93 per share, the closing sale price per share of palmOne’s common stock as of November 30, 2004 as reported on the Nasdaq National Market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of November 30, 2004:

	Equity Compensation Plan Information			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders	6,254,280	(1)	$24.27	6,076,770	(2)(3)
Equity compensation plans not approved by security holders	—		—	—

Total	6,254,280		$24.27	6,076,770

(1)	This number of shares does not include outstanding options to purchase 1,021,331 shares of our common stock assumed through various mergers and acquisitions. At November 30, 2004, these assumed options had a weighted average exercise price of $9.90 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of palmOne common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of palmOne common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans in specific circumstances, for example: the PalmSource distribution.
(2)	This number of shares includes 2,987,592 shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”), 2,567,415 shares of our common stock reserved for future issuance under our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) and 521,763 shares of our common stock reserved for future issuance under our 2001 Non-Employee Director Stock Option Plan.
(3)	Our 1999 Stock Plan also provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount as may be determined by our board of directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to the lesser of 2% of the outstanding shares of our common stock on such date, or 739,791 shares or the amount determined by our board of directors.

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	changes in general economic conditions and specific market conditions;

•	changes in consumer and enterprise spending levels;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	competition from other handheld or wireless communications devices or other devices with similar functionality;

•	competition for consumer and enterprise spending by other products;

•	seasonality of demand for our products and services;

•	timely introduction and market acceptance of new products and services;

•	variations in product costs or the mix of products sold;

•	quality issues with our products;

•	changes in terms, pricing or promotional programs;

•	loss or failure of key sales channel partners;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	failure to achieve product cost and operating expense targets;

•	excess inventory or insufficient inventory to meet demand; and

•	litigation brought against us.

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

The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. In addition, we have limited experience supplying smartphones to the wireless carrier channel which makes forecasting demand for our wireless communications products more difficult. Significant unanticipated fluctuations in demand could result in costly excess production and inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our cost of revenues and financial condition.

The market for handheld computing and communications devices is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues and results of operations.

We operate in the handheld computing and communications industry which includes both handheld and smartphone devices. Over the last couple of years, we have seen year-over-year declines in the volume of handheld devices sold while demand for smartphone devices has continued to develop. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we are rebalancing investment towards smartphone products in response to forecasted market demand trends. We cannot assure that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. If we are unable to adequately respond to changes in demand for handheld and smartphone devices, our revenues and results of operations could be adversely affected.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share, and our business, results of operations and financial condition would be adversely affected.

The handheld computing and communications device market is highly competitive, and we expect increased competition in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter this market or increasingly expand and market their competitive product offerings or both.

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than us in certain segments. In addition, many of our competitors have significantly greater engineering, manufacturing, sales, marketing and financial resources and capabilities than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also devote greater resources to the development, promotion and sale of their products. They may have lower costs and be better able to withstand lower prices in order to gain market share at our expense. Finally, these competitors bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile computing products. Our principal competitors include:

•	personal computer companies, such as Acer, Apple, Dell and Hewlett-Packard and consumer electronics companies, such as Casio, Garmin, Sharp and Sony, which also develop and sell handheld computing products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems;

•	mobile handset manufacturers such as Audiovox, High Tech Computer Corporation, Kyocera, LG, Motorola, Nokia, Research In Motion, Samsung, Sanyo, Sendo, Siemens, Sierra Wireless and Sony-Ericsson which also develop and sell smartphone products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile Operating System, Symbian OS or proprietary operating systems; and

•	a variety of early-stage technology companies such as Danger, OQO and Tapwave.

Some competitors sell or license server, desktop and/or laptop computing products, others sell software, and/or recurring services, in addition to handheld computing and communications products and may choose to market their handheld computing and communications products at a discounted price or give them away for free with their other products, which could negatively affect our ability to compete.

A number of our competitors have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Many competitors have larger and more established sales forces calling upon enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our revenues.

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

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end-users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end-users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.

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

Our handheld and wireless communications devices are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required by law in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the carrier to return or obtain credits for products and inventory, or to cancel outstanding purchase orders.

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing handheld computing and communications market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our handheld and wireless communications products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, results of operations and financial condition.

We are highly dependent on wireless carriers for the success of our wireless handheld and smartphone products.

The success of our wireless business strategy and our wireless communications products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. We cannot assure that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our wireless communications products. Factors that are largely within the control of wireless carriers, but which are important to the success of our wireless communications products, include:

•	testing of our wireless communications products on wireless carriers’ networks;

•	quality and coverage area of wireless voice and data services offered by the wireless carriers;

•	the degree to which wireless carriers facilitate the introduction of and actively promote, distribute and resell our wireless communications products;

•	the extent to which wireless carriers require specific hardware and software features on our wireless communications products to be used on their networks;

•	timely build out of advanced wireless carrier networks such as Universal Mobile Telecommunications System, or UMTS, Enhanced Data GSM Evolution, or EDGE, and Evolution Data Optimized, or EVDO, which are expected to enhance the user experience for email and other services through higher speed and “always on” functionality;

•	contractual terms and conditions imposed on us by wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some market segments;

•	wireless carriers’ pricing requirements and subsidy programs; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our wireless communications products.

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

Wireless carriers have a lot of bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our wireless communications products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop wireless communications products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

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

The wireless carriers, distributors, retailers and resellers who sell and distribute our products also sell products offered by our competitors. If our competitors offer our sales channel partners more favorable terms or have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product categories that we offer in exchange for other product categories that they believe provide higher returns. If we are unable to maintain successful relationships with these sales channel partners or to expand our distribution channels, our business will suffer.

Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, these sales channel partners could modify their business practices, such as inventory levels, or seek to modify their contractual terms, such as returns rights or payment terms. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales channel partners could negatively impact our business, results of operations and financial condition.

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

We rely on third parties to design, manufacture, distribute, warehouse and support our handheld and wireless communications devices, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.

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

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Mexico, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries, exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu in China), economic slowdowns, labor disruptions, trade restrictions and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and wireless communications devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

We may choose from time to time to transition to or add new third party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and revenues and our results of operations could be adversely impacted. The learning curve and implementation associated with adding a new third party manufacturer may adversely impact revenues and our results of operations

We rely on third party distribution and warehouse services providers to warehouse and distribute our products. Our contract warehouse facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter.

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

We depend on our suppliers, some of which are the sole source for certain components and elements of our technology and some of which are competitors, and our production or reputation could be seriously harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost effective basis.

Our handheld and wireless communications products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, that are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.

Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the handheld computing and communications industry. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our handheld and wireless communications device products will be seriously harmed. For example, through the fourth quarter of fiscal year 2004, we experienced a critical shortage of screens and related integrated circuits. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

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

We have a license agreement with PalmSource, which extends through December 2006. Our license of the Palm OS from PalmSource is critical to the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be less desirable and could be costly in terms of cash and other resources. We currently rely exclusively on PalmSource to provide the operating system for all of our handheld and wireless communications device products. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to supply a competitive platform or an unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource regardless of the volume of devices we sell containing the Palm OS. Our business could be seriously harmed if:

•	we were to breach the license agreement and PalmSource terminated the license;

•	PalmSource were to be acquired and the acquiring company was not as strategically aligned with us as PalmSource is;

•	PalmSource does not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform;

•	our Palm OS-based devices drop in volume, yet we still owe PalmSource minimum royalties; or

•	we were to develop devices on alternative operating system platforms, which might impact our volumes of Palm OS-based devices and also might impact the perception of PalmSource’s viability in the market, which could cause a further deterioration of our volume of Palm OS-based devices.

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

palmOne is a defendant in at least one intellectual property lawsuit involving the Palm OS. Although PalmSource generally indemnifies us for damages arising from such lawsuits, other than with respect to the litigation with Xerox, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource, we could still be adversely affected by a determination adverse to PalmSource as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or failure of PalmSource to adequately indemnify us.

If we are unable to obtain key technology from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software and hardware for use in our handheld and wireless communications device products, including the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner, on acceptable business terms or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced, or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

We have limited use and control of the Palm and palmOne brands, which could adversely affect our business, results of operations and financial condition.

We believe that the Palm brand is a valuable asset. In connection with our spin-off of PalmSource, all Palm and PalmSource trade names, trademarks, service marks and domain names containing the word or letter string “palm” were assigned to the Palm Trademark Holding Company, LLC, a holding company owned by palmOne and PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Following our spin-off of PalmSource, we changed our branding strategy and corporate name to palmOne. While we continue to use elements of the Palm brand pursuant to a trademark license from the holding company, we have limited use of the Palm and Palm related brands. For example, if we develop a product based on an operating system other than the Palm OS, we would not be able to use the word or letter string “palm” in the branding of that product. Because our company name includes the letter string “palm”, such a product may result in the need to modify our corporate structure, change our company name or establish a new product brand, any of which would be extremely costly. In addition, if we are unable in the future to license the Palm-related trademarks, service marks, domain names and trade names from the Palm Trademark Holding Company, LLC, or if the holding company fails to enforce its intellectual property rights in them successfully, our competitive position could suffer, which could harm our business. For example, if we fail to renew our Palm OS license agreement with PalmSource or if we were to breach the trademark license agreement, the holding company could terminate our trademark license, which could result in trademark infringement and harm to our business.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products if these claims are successful.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to wireless communication devices, we have received, and expect to continue to receive communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products, or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements or to indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products.

If we are unsuccessful in our litigation with Xerox, our results of operations and financial condition could be significantly harmed.

We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS, as described in Note 15 to the condensed consolidated financial statements in this quarterly report. We cannot assure that palmOne will prevail against this claim and we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. We are also contractually obligated to indemnify PalmSource for the amount of any damages awarded in, or agreed to in settlement of this litigation or for any claims brought against PalmSource by its licensees as a result of this alleged infringement. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. In addition, Xerox, unsuccessfully sought, but might again seek, an injunction preventing us or Palm OS licensees from offering products with Palm OS which include Graffiti handwriting recognition software, even though we have largely transitioned our products to a handwriting recognition software that does not use Graffiti as well as to physical keyboards. Accordingly, if Xerox is successful, our results of operations and financial condition could be significantly harmed and we may be rendered insolvent.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims and could be subject to significant damage awards or other remedies.

In the course of our business, we receive consumer protection claims, general commercial claims related to the conduct of our business and the performance of our products and services, employment claims and other litigation claims. Any litigation resulting from these claims could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial, employment and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

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

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have a material adverse effect on our ability to sell our products.

We have an international presence in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target countries with large populations and propensities for adopting new technologies. However, many of these targeted countries do not address misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. In addition, we must carefully balance the growth of our employees with our anticipated revenue growth. If our revenue growth or employee attrition levels vary significantly, our results of operations or financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options.

palmOne’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans, but the number of shares available for new option grants is limited and new accounting rules concerning the expensing of stock options may cause us to reevaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants and the ability to hire, retain and motivate key personnel may suffer.

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

We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations and products, technology, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have a material adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation. In addition, we have made strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial condition.

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

Changes in financial accounting standards or practices may cause unexpected fluctuations in and adversely affect our reported results of operations.

Any change in financial accounting standards or practices that cause us to change the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. For example, in December 2004, the FASB issued SFAS No. 123(R), which requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is palmOne’s second quarter of fiscal year 2006. The adoption of SFAS 123(R) is expected to have a material impact on our consolidated results of operations. If investors attempt to compare our results with the results of other companies, our company and valuation may appear less attractive, which could adversely affect the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires stockholder approval. For example, compliance with Sarbanes-Oxley Section 404 requires the commitment of significant resources to document and review internal controls over financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities, by capping the maturity of the security to less than two years and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily debt securities with maturities of less than 90 days, and an immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2004 would cause an immaterial decline in the fair value of our cash equivalents. Our short term investment portfolio primarily consists of debt securities with maturities of greater than 90 days but less than five years, and an immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2004, would cause a decline of less than 2% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

We have investments in public and private companies valued at approximately $1.0 million as of November 30, 2004. Investments in publicly traded companies are subject to market price volatility, and investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investments or even lose the entire value of these investments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 15 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

The following table summarizes employee stock repurchase activity for the three months ended November 30, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share
September 1, 2004—September 30, 2004	297	$38.86
October 1, 2004—October 31, 2004	—	—
November 1, 2004—November 30, 2004	3,574	28.97

	3,871	$29.73

The total number of shares repurchased include those shares of palmOne common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of November 30, 2004 a total of approximately 128,000 shares may still be repurchased. palmOne does not have a publicly announced plan to repurchase any of its shares of registered equity securities.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of stockholders on September 30, 2004, the following three proposals were adopted.

Proposal I

To elect three Class II directors to palmOne’s board of directors to hold office for a three-year term expiring in 2007.

Director	Total Votes For Each Director	Total Votes Withheld from Each Director
Gordon A. Campbell	43,032,027	452,228
Donna L. Dubinsky	37,369,265	6,114,990
Susan G. Swenson	41,405,133	2,079,122

In addition to the directors elected at the Annual meeting, Eric A. Benhamou, R. Todd Bradley, Gareth C. C. Chang, Jean-Jacques Damlamian, L. John Doerr, Bruce Dunlevie and Michael Homer, will continue to serve as directors of palmOne.

Proposal II

To approve the amendment and restatement of palmOne’s 1999 Stock Plan

Votes For	Votes Against	Votes Abstained	Non-Votes
17,974,598	10,009,272	80,047	15,420,338

Proposal III

To ratify the appointment of Deloitte & Touche LLP as palmOne’s independent public auditors for the fiscal year ending June 3, 2005.

Votes For	Votes Against	Votes Abstained	Non-Votes
43,338,379	97,284	48,592	—

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.7	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.8	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.9	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.10	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03
2.11	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.12	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.13	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.14	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.15	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.16	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.17	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.18	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.19	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.20	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.21	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.22	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.23	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.24	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.25	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.26	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.27	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.28	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.29	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.30	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.31	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.32	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.33	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.34	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.35	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.36	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws	10-K	000-29597	3.2	8/5/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

4.6	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

10.1	Amended and Restated 1999 Stock Plan.	SC-14A	000-29597	APP A	8/10/04

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.16	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.17	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.18**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.19	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.20	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.21	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.22	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.23**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.24	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.25	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.26	Handspring, Inc. 2000 Equity Incentive Plan, as amended	S-8	333-110055	10.3	10/29/03

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

palmOne, Inc.
(Registrant)

Date: January 3, 2005	By:	/s/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.7	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.8	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.9	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.10	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.11	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.12	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.13	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.14	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.15	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.16	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.17	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.18	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.19	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.20	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.21	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.22	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.23	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

2.24	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.25	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.26	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.27	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.28	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.29	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.30	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.31	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.32	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.33	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.34	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.35	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.36	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws	10-K	000-29597	3.2	8/5/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

4.6	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

10.1	Amended and Restated 1999 Stock Plan.	SC-14A	000-29597	APP A	8/10/04

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15**	Convertible Note Purchase Agreement dated December 6, 2001.	10-Q/A	000-29597	10.26	4/17/02

10.16	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.17	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.18**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.19	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.20	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.21	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.22	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.23**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.24	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.25	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.26	Handspring, Inc. 2000 Equity Incentive Plan, as amended	S-8	333-110055	10.3	10/29/03

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

**	Confidential treatment granted on portions of this exhibit.