Form 10-Q
period 2005-02-25
PALMONE INC
filed 2005-04-05
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 25, 2005

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

As of March 25, 2005, 49,094,859 shares of the Registrant’s Common Stock were outstanding.

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

palmOne, Zire, Tungsten, Treo, Palm, Handspring, Palm OS, Graffiti and HotSync are among the trademarks or registered trademarks owned by or licensed to palmOne, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

palmOne, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2005	2004	2005	2004
Revenues	$285,265	$242,485	$934,590	$682,308
Costs and operating expenses:
Cost of revenues (*)	196,773	172,169	645,054	491,132
Sales and marketing	44,391	38,582	126,994	116,869
Research and development	23,410	19,831	62,385	51,607
General and administrative	9,416	9,170	30,527	27,219
Amortization of intangible assets and deferred stock-based compensation (**)	2,186	5,414	7,052	7,473
Employee separation costs	4,000	—	4,000	—
Restructuring charges	—	4,522	—	8,110

Total costs and operating expenses	280,176	249,688	876,012	702,410
Operating income (loss)	5,089	(7,203)	58,578	(20,102)
Interest and other income (expense), net	1,205	(486)	1,782	965

Income (loss) before income taxes	6,294	(7,689)	60,360	(19,137)
Income tax provision	1,921	1,633	11,702	4,415

Income (loss) from continuing operations	4,373	(9,322)	48,658	(23,552)
Loss from discontinued operations (net of taxes of $0, $0, $0 and $252, respectively)	—	—	—	(11,634)

Net income (loss)	$4,373	$(9,322)	$48,658	$(35,186)

Net income (loss) per share:
Basic:
Continuing operations	$0.09	$(0.20)	$1.01	$(0.63)
Discontinued operations	—	—	—	(0.31)

	$0.09	$(0.20)	$1.01	$(0.94)

Diluted:
Continuing operations	$0.09	$(0.20)	$0.95	$(0.63)
Discontinued operations	—	—	—	(0.31)

	$0.09	$(0.20)	$0.95	$(0.94)

Shares used in computing per share amounts:
Basic	48,751	46,073	48,254	37,373

Diluted	51,441	46,073	51,296	37,373

(*)	Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.

(**)	Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$30	$243	$693	$331
Sales and marketing	1,629	4,709	4,997	6,366
Research and development	64	68	192	132
General and administrative	463	394	1,170	644

	$2,186	$5,414	$7,052	$7,473

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2005	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$106,381	$98,569
Short-term investments	229,852	153,882
Accounts receivable, net of allowance for doubtful accounts of $7,615 and $8,317, respectively	158,540	120,757
Inventories	45,620	14,030
Investment for committed tenant improvements	6,306	7,197
Prepaids and other	8,976	8,067

Total current assets	555,675	402,502
Restricted investments	775	1,175
Land not in use	60,000	60,000
Property and equipment, net	16,632	19,425
Goodwill	251,879	257,363
Intangible assets, net	5,167	10,979
Deferred income taxes	35,400	34,800
Other assets	564	1,694

Total assets	$926,092	$787,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,567	$112,772
Accrued restructuring	19,095	27,156
Provision for committed tenant improvements	6,306	7,197
Other accrued liabilities	156,290	112,679

Total current liabilities	332,258	259,804
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	1,150	1,600
Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 48,977 shares and 47,032 shares, respectively	49	47
Additional paid-in capital	1,401,985	1,383,630
Unamortized deferred stock-based compensation	(3,209)	(1,995)
Accumulated deficit	(841,980)	(890,638)
Accumulated other comprehensive income	839	490

Total stockholders’ equity	557,684	491,534

Total liabilities and stockholders’ equity	$926,092	$787,938

See notes to condensed consolidated financial statements.

palmOne, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2005	2004
Cash flows from operating activities:

Income (loss) from continuing operations	$48,658	$(23,552)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	12,105	15,994
Amortization	7,052	8,203
Deferred income taxes	(600)	—
Realized gain on sale of equity investment	(200)	—
Changes in assets and liabilities:

Accounts receivable	(37,467)	5,321
Inventories	(31,590)	(244)
Prepaids and other	696	1,444
Accounts payable	37,795	(1,112)
Accrued restructuring	(7,875)	(7,811)
Other accrued liabilities	47,982	(17,660)

Net cash provided by (used in) operating activities	76,556	(19,417)

Cash flows from investing activities:

Purchase of property and equipment	(9,312)	(4,229)
Spin-off of PalmSource, additional cash distribution	—	(6,000)
Acquisition of Handspring, net cash acquired	—	16,114
Sale of equity securities	1,200	—
Sale of restricted investments	400	2,937
Purchase of restricted investments	—	(2,764)
Sale/maturities of short-term investments	186,935	309,329
Purchase of short-term investments	(263,870)	(290,690)

Net cash provided by (used in) investing activities	(84,647)	24,697

Cash flows from financing activities:

Proceeds from issuance of common stock:
Private placements	—	37,015
Employee stock plans	15,903	11,188

Net cash provided by financing activities	15,903	48,203

Change in cash and cash equivalents	7,812	53,483
Cash and cash equivalents, beginning of period	98,569	68,067

Cash and cash equivalents, end of period	$106,381	$121,550

Other cash flow information:

Cash paid for income taxes	$6,264	$1,727

Cash paid for interest	$1,847	$2,484

Non-cash investing and financing activities are as follows:

Fair value of stock options and warrants assumed in business combination	$—	$28,064

Common stock issued for business combination	$—	$209,173

See notes to condensed consolidated financial statements.

palmOne, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by palmOne, Inc. (formerly Palm, Inc., or Palm), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. References to “palmOne,” “the Company,” “we,” “us,” and “our” in this Form 10-Q refer to palmOne, Inc. and its subsidiaries unless the context requires otherwise. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of palmOne’s financial position as of February 28, 2005 and May 31, 2004, results of operations for the three and nine months ended February 28, 2005 and 2004 and cash flows for the nine months ended February 28, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in palmOne’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The results of operations for the nine months ended February 28, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
(In thousands, except per share amounts)	2005	2004	2005 (1)	2004 (2)
Net income (loss), as reported	$4,373	$(9,322)	$48,658	$(35,186)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	250	325	1,240	2,443
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10,677)	(8,833)	(23,108)	(22,662)

Pro forma net income (loss)	$(6,054)	$(17,830)	$26,790	$(55,405)

Net income (loss) per share, as reported:
Basic	$0.09	$(0.20)	$1.01	$(0.94)

Diluted	$0.09	$(0.20)	$0.95	$(0.94)

Pro forma net income (loss) per share
Basic	$(0.12)	$(0.39)	$0.56	$(1.48)

Diluted	$(0.12)	$(0.39)	$0.52	$(1.48)

(1)	Stock-based compensation expense determined under the fair value method for the nine months ended February 28, 2005 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.

(2)	Amounts include compensation related to options held by PalmSource employees through the distribution date.

The fair value of each option grant during the three and nine months ended February 28, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2005	2004	2005	2004
Assumptions applicable to stock options:
Risk-free interest rate	3.5%	2.5%	3.0%	1.8%
Volatility	75%	100%	75%	100%
Option term (in years)	3.49	3.42	3.18	2.47
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted were $16.52 per share and $7.38 per share during the three months ended February 28, 2005 and 2004, respectively, and $15.88 per share and $6.94 per share during the nine months ended February 28, 2005 and 2004, respectively.

On March 1, 2004, palmOne tendered an offer to exchange all unexercised options to purchase shares of palmOne’s common stock that were held by eligible employees, whether vested or unvested, that had exercise prices equal to or greater than $20.00 per share, or the Eligible Options. Eligible employees included all persons who were employees of palmOne or one of its subsidiaries as of March 1, 2004 and who remained employees through the date on which the Eligible Options were cancelled, but did not include members of palmOne’s Board of Directors or palmOne’s Section 16 Officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to palmOne’s securities under the Securities Exchange Act of 1934, as amended). On March 30, 2004, options to purchase approximately 945,000 shares of palmOne common stock, having a weighted average exercise price of $164.15 per share, were cancelled. Accordingly and as a result of terminations, the Company granted options to purchase approximately 578,000 shares of palmOne common stock on October 1, 2004 at an exercise price equal to the fair market value at the date of grant, or $32.24, the closing sale price per share of palmOne’s common stock as of October 1, 2004 as reported on the Nasdaq National Market, the majority of which will vest over a 12-month period. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the grant of the replacement options.

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective with the quarterly period beginning after June 15, 2005, which is palmOne’s second quarter of fiscal year 2006. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the impact will be material.

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

Loss from discontinued operations for the nine months ended February 28, 2004 included PalmSource net revenues of $11.1 million. Also included in loss from discontinued operations for the nine months ended February 28, 2004 are allocated corporate expenses and historical consolidated separation costs of $5.2 million that ceased after the PalmSource distribution.

5.	Net Income (Loss) Per Share

Basic net income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share are calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations, loss from discontinued operations and net loss per share for the three and nine months ended February 28, 2004 are calculated based on the weighted average shares of common stock outstanding excluding shares subject to repurchase, because the effect of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. For the three and nine months ended February 28, 2004 approximately 1,156,000 and 1,182,000 common equivalent shares were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share. Diluted income from continuing operations and diluted net income per share for the three and nine months ended February 28, 2005 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method. For the three and nine months ended February 28, 2005, approximately 3,233,000 and 914,000, respectively, weighted options to purchase palmOne common stock were excluded from the computations of diluted income from continuing operations and net income per share because these options’ exercise prices were above the average market prices in such periods and the effect of including such stock options would have been anti-dilutive.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2005	2004	2005	2004
Net income (loss)	$4,373	$(9,322)	$48,658	$(35,186)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(310)	115	(546)	80
Recognized loss included in earnings	—	—	165	—
Accumulated translation adjustments	87	130	730	334

Total comprehensive income (loss)	$4,150	$(9,077)	$49,007	$(34,772)

7.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available–for-sale and restricted investments consist of (in thousands):

	February 28, 2005			May 31, 2004
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$55,255	$—	$55,255	$47,934	$—	$47,934
Cash equivalents:
Money market funds	50,126	—	50,126	50,635	—	50,635
Corporate notes/bonds	1,000	—	1,000	—	—	—

	51,126	—	51,126	50,635	—	50,635

Total cash and cash equivalents	$106,381	$—	$106,381	$98,569	$—	$98,569

Short-term investments:
Federal government obligations	$76,565	$(619)	$75,946	$30,495	$(174)	$30,321
State and local government obligations	12,000	—	12,000	12,000	—	12,000
Corporate notes/bonds	126,850	(197)	126,653	98,408	(105)	98,303
Foreign corporate notes/bonds	15,263	(10)	15,253	13,263	(5)	13,258

	$230,678	$(826)	$229,852	$154,166	$(284)	$153,882

Equity investments in publicly traded companies	$—	$—	$—	$273	$(151)	$122

Investment for committed tenant improvements, money market funds	$6,306	$—	$6,306	$7,197	$—	$7,197

Restricted investments, certificates of deposit	$775	$—	$775	$1,175	$—	$1,175

palmOne’s unrealized loss positions are less than twelve months in age.

In the third quarter of fiscal year 2005, the Company has reclassified its investment in auction-rate securities as short-term investments. These investments were included in cash and equivalents in previous periods ($104.5 million at May 31, 2004), and such amounts have been reclassified in the accompanying interim financial statements to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company.

8.	Inventories

Inventories consist of (in thousands):

	February 28, 2005	May 31, 2004
Finished goods	$39,093	$12,219
Work-in-process and raw materials	6,527	1,811

	$45,620	$14,030

9.	Business Combinations

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

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for palmOne operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit palmOne in the future. As of May 31, 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. All adjustments were recorded as a net increase in goodwill. As of February 28, 2005, the workforce reductions were complete and the Company adjusted the estimated costs for employee termination benefits and costs to exit certain facilities.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability Recognized at October 29, 2003	Cash Payments	Adjustments	Balance at May 31, 2004	Cash Payments	Adjustments	Balance at February 28, 2005
Workforce reduction costs	$1,805	$(2,029)	$244	$20	$—	$(20)	$—
Excess facilities costs	3,689	(2,065)	1,913	3,537	(1,155)	(137)	2,245
Other	660	(673)	13	—	—	—	—

	$6,154	$(4,767)	$2,170	$3,557	$(1,155)	$(157)	$2,245

The following unaudited pro forma financial information presents the combined results of operations of palmOne and Handspring as if the Handspring acquisition had occurred as of the beginning of the nine months ended February 28, 2004. Due to different historical fiscal period ends for palmOne and Handspring, the pro forma results are derived from the nine months ended February 28, 2004 for palmOne and June 1, 2003 through October 28, 2003 for Handspring (the results of operations of the former Handspring business are included in palmOne results of operations from the date of acquisition (October 29, 2003)).

This unaudited pro forma financial information includes an adjustment of $6.8 million during the nine months ended February 28, 2004 to the combined results of operations, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of palmOne that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of palmOne. Pro forma results for the nine months ended February 28, 2004 were (in thousands, except per share amounts):

Nine Months Ended February 28, 2004
Pro forma revenues	$718,388
Pro forma net loss	$(66,925)
Pro forma net loss per share:
Basic and diluted	$(1.79)
Shares used in computing per share amounts:
Basic and diluted	37,373

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2003	$13,815
Acquisition of Handspring	241,512
Goodwill adjustments	2,036

Balances, May 31, 2004	257,363
Goodwill adjustments	(5,484)

Balances, February 28, 2005	$251,879

Goodwill adjustments in fiscal year 2004 of approximately $2.0 million primarily consist of adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. Goodwill adjustments during the nine months ended February 28, 2005 of approximately $5.5 million are primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to our estimated royalty obligations. The Company will continue to adjust goodwill as required for changes in the value of deferred tax assets associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of (in thousands):

		February 28, 2005			May 31, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Contracts and customer relationships	24 months	$11,900	$(7,933)	$3,967	$11,900	$(3,471)	$8,429
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(1,200)	600	1,800	(525)	1,275
Trademarks	24 months	1,400	(933)	467	1,400	(408)	992
Non-compete covenants	24 months	400	(267)	133	400	(117)	283

		$19,700	$(14,533)	$5,167	$19,700	$(8,721)	$10,979

Amortization expense related to intangible assets was $1.9 million and $5.1 million for the three months ended February 28, 2005 and 2004, respectively and $5.8 million and $6.8 million for the nine months ended February 28, 2005 and 2004, respectively. Estimated future amortization expense for the remaining three months of fiscal year 2005 and for fiscal year 2006 is $2.0 million and $3.2 million, respectively.

12.	Deferred Income Taxes

As of February 28, 2005, palmOne’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $459.9 million offset by a valuation allowance of $424.5 million. The valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of palmOne’s net deferred tax assets assumes that it is more likely than not that palmOne will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years.

The income tax provision for the nine months ended February 28, 2005, represented approximately 19% of pretax income, which includes foreign, federal and state income taxes of approximately $4.5 million and acquisition accounting adjustments to goodwill of approximately $7.2 million. The impact of the acquisition accounting adjustments to goodwill in the nine months ended February 28, 2005 were partially offset by the favorable conclusion of two tax audits which reduced our first and third quarter tax provisions. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction.

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

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of February 28, 2005, the remaining principal amounts of the notes are $1.8 million and $0.6 million, respectively.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants palmOne certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $41.0 million and $42.5 million for the contract years ending December 3, 2005 and December 3, 2006, respectively.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow palmOne the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of palmOne’s purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of February 28, 2005, palmOne’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of palmOne products are approximately $143.8 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (5.5% at February 28, 2005) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (4.55% at February 28, 2005). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under this agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of February 28, 2005 palmOne had used its credit line to support the issuance of letters of credit of $7.2 million.

As part of the agreements with 3Com relating to Palm’s separation from 3Com (palmOne was formerly Palm), palmOne agreed to assume liabilities arising out of the Xerox and E-Pass Technologies litigation matters and to indemnify 3Com for any damages it may incur related to these cases. (See Note 15 to condensed consolidated financial statements.)

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

Under the indemnification provisions of palmOne’s standard reseller agreements and certain of its software license agreements, palmOne agrees to defend the reseller/licensee/licensor against third party claims asserting infringement by palmOne’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee/licensor.

palmOne’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues.

Changes in the product warranty accrual are (in thousands):

	Nine Months Ended February 28,
	2005	2004
Balance, beginning of period	$27,839	$17,911
Payments made	(44,584)	(28,392)
Balance assumed in Handspring acquisition	—	6,037
Change in liability for product sold during the period	37,764	25,777
Change in liability for pre-existing warranties	509	(131)

Balance, end of period	$21,528	$21,202

14.	Restructuring Charges

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

The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees. Restructuring charges relate to the implementation of actions to streamline the Company consistent with its strategic plan. As of February 28, 2005, 99 regular employees have been terminated as a result of this restructuring. Cost reduction actions initiated in the third quarter of fiscal year 2004 are expected to be completed by the end of fiscal year 2005.

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

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. Cost reduction actions initiated in the third quarter of fiscal year 2003 are substantially complete except for remaining contractual payments for project termination fees.

The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which palmOne had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of February 28, 2005, the balance consists of lease commitments, payable over approximately six years, offset by estimated sublease proceeds of approximately $21.3 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2004 Action	Q1 2004 Action			Q3 2003 Action			Q4 2001 Action
	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Excess Facilities Costs	Total
Balance, May 31, 2003	$—	$—	$—	$—	$2,367	$1,596	$1,374	$29,549	$34,886
Restructuring expense	5,172	574	1,515	1,633	—	155	(617)	—	8,432
Cash payments	(4,175)	(574)	(687)	(1,526)	—	(1,434)	(757)	(10,147)	(19,300)
Write-offs	(289)	—	(23)	(107)	—	—	—	—	(419)

Balance, May 31, 2004	708	—	805	—	2,367	317	—	19,402	23,599
Cash payments	(606)	—	(415)	—	—	(317)	—	(5,366)	(6,704)
Write-offs	—	—	—	—	(45)	—	—	—	(45)

Balance, February 28, 2005	$102	$—	$390	$—	$2,322	$—	$—	$14,036	$16,850

Accrued restructuring as of February 28, 2005 and May 31, 2004 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements.)

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

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “‘656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United

States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted palmOne’s motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. palmOne filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. In February 2005 the District Court granted palmOne’s motion finding the patent invalid and denied Xerox’s motion. Xerox has appealed the ruling to the CAFC. If palmOne is not successful, palmOne might be liable to PalmSource and/or its licensees if Xerox seeks to enforce its patent claims against PalmSource’s licensees and other third parties. In connection with Palm’s separation from 3Com, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.

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

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. On August 28, 2003, the District Court granted both Palm’s and Handspring’s motions for summary judgment, ruling that neither parties’ products infringe the NCR patents, and denied NCR’s motion. NCR appealed the ruling to the Court of Appeals for the Federal Circuit. In January 2005 the CAFC denied the NCR appeal and judgment in the case has been entered in favor of Palm and Handspring.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The complaint alleges infringement, contributory infringement, and inducement of infringement of U.S. Patent No. 5,618,045, entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. In May 2004 the parties reached a tentative settlement which was finalized in January 2005, the terms of which were not material to palmOne’s financial position.

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

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County entitled Goldstein v. Palm. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistants, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. Following two successful motions to dismiss filed by Palm, Plaintiff filed a third amended complaint which Palm answered. The case is in the preliminary stages.

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

Transactions with PalmSource

In December 2001, palmOne entered into a software license agreement with PalmSource which was amended and restated in June 2003. The agreement includes a minimum annual royalty and license commitment of $41.0 million and $42.5 million for the contract years ending December 3, 2005 and December 3, 2006, respectively. Under the software license and source code agreement, palmOne incurred expenses of $9.9 million and $9.2 million during the three months ended February 28, 2005 and 2004, respectively, and $35.3 million and $28.8 million during the nine months ended February 28, 2005 and 2004, respectively. palmOne’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004.

Other Transactions and Relationships

palmOne recorded revenues of $1.6 million during the three months ended February 28, 2004 and $0.9 million and $3.7 million during the nine months ended February 28, 2005 and 2004, respectively, from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of palmOne’s Board of Directors, is the former Senior Vice President, Group Technology and Innovation at France Telecom and is currently a Special Advisor to the Chief Executive Officer of France Telecom. In addition, palmOne recorded expenses of approximately $279,000 and $30,000 during the three months ended February 28, 2005 and 2004, respectively and $802,000 and $50,000 during the nine months ended February 28, 2005 and 2004, respectively, primarily for marketing development and mobile telephone services received from subsidiaries of France Telecom Group.

palmOne recorded revenues of $3.0 million and $2.5 million during the three months ended February 28, 2005 and 2004, respectively, and $30.2 million and $2.5 million during the nine months ended February 28, 2005 and 2004, respectively, from T-Mobile USA, Inc. Susan Swenson, a current member of palmOne’s Board of Directors and the chairperson of palmOne’s Audit Committee, became the Chief Operating Officer of T-Mobile USA, Inc. in February 2004.

palmOne has a $30.0 million line of credit from Silicon Valley Bank, dating from August 28, 2003, as amended, against which palmOne has had $7.2 million in letters of credit issued as of February 28, 2005 to cover leases and other arrangements. Eric Benhamou, Chairman of palmOne’s Board of Directors, became a member of Silicon Valley Bank’s Board of Directors during the third quarter of palmOne’s fiscal year 2005.

palmOne has related party relationships with the following entities with which palmOne engages in only nominal amounts of business transactions:

palmOne paid fees to RealNetworks in connection with bundling of products, web site referrals and engineering assistance, during the nine months ended February 28, 2004. Eric Benhamou, Chairman of palmOne’s Board of Directors, is also a member of RealNetworks’ Board of Directors.

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

palmOne purchased software licenses and services from Kontiki, Inc. during the three months ended February 28, 2005 and during the nine months ended February 28, 2005 and 2004. Michael Homer, a current member of palmOne’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of palmOne’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. The amounts reflect the classification of the operations of palmOne’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on February 28 and May 31 as applicable.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning palmOne’s expectations, beliefs and/or intentions regarding the following: demand for our products; shifts in our average selling price, product mix and geographic revenue mix; the development and introduction of new products and services; wireless networks; competitors and competition in the markets in which palmOne operates; trends in revenues, royalty rates, technical services expenses, warranty costs, sales and marketing expenses, research and development expenses and other expenses, headcount, return rates, accounts receivable and other assets; the use of proceeds from the potential sale of securities under palmOne’s universal shelf registration statement; the sufficiency of palmOne’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; investment activities, the value of investments and the use of palmOne’s financial instruments; realization of, and actions which palmOne may implement to realize, the tax benefits associated with palmOne’s net operating loss carryforwards; palmOne’s defenses to legal proceedings and litigation matters; provisions in palmOne’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. palmOne undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

palmOne is a global provider of handheld computing and communications devices. Our objective is to be the most significant mobile computing company in the world. In order to accomplish our objective, we have defined the following strategy: develop market-defining products that deliver a great user experience, capitalize on industry trends, maintain strategic contribution from handheld computers and increase adoption of smartphones. During fiscal year 2004, we spun-off PalmSource and acquired Handspring to focus our attention on and accelerate our smartphone strategy. In the second quarter of fiscal year 2005, we launched the Treo 650 to expand our smartphone product line.

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

We believe the handheld computing and communications device market dynamics are favorable to palmOne.

•	While the market for handheld computing devices is maturing, our leadership position and our ability to develop high quality products enable us to produce solid operating performance. The handheld computing device market also provides a brand, scale and technology development platform that can be leveraged across our entire product portfolio.

•	The evolving high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the handheld communications device market. With our computing heritage, we are able to work closely with wireless carriers to deploy advanced wireless data applications that take advantage of their wireless data networks. palmOne also has the capability to deliver increased functionality that is easy to use.

We expect to experience revenue growth in fiscal year 2005, as compared to fiscal year 2004, partially as a result of including our smartphone product line in our results for a complete year, as it was included in only a portion of our results during fiscal year 2004.

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

We accrue for warranty costs based on historical rates of warranty experience as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues. For new products, we base our warranty accrual rate upon historical rates experienced with similar products. If we experience warranty claims or costs of services, such as third party vendor charges, materials or freight, which are higher or lower than our historical experience, our cost of revenues could be affected.

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

Our deferred tax assets represent net operating loss carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional income tax provision / (benefit).

Our key accounting estimates and policies are reviewed quarterly with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Revenues	$285,265	$242,485	$42,780	$934,590	$682,308	$252,282

We derive our revenues from sales of our handheld computing and communications devices, accessories and related services. Revenues for the three and nine months ended February 28, 2005 increased approximately 18% and 37%, respectively, from the three and nine months ended February 28, 2004 and include the results of operations of the former Handspring business from the date of acquisition (October 29, 2003). During the three months ended February 28, 2005, net shipments of devices were 938,000 units at an average selling price of $285 compared to 938,000 units at an average selling price of $233 during the three months ended February 28, 2004. The average selling price was up approximately 22% and the net shipments of devices were flat in the three months ended February 28, 2005 relative to the comparable quarter in fiscal year 2004. Of the 18% increase in revenues, the increase in average selling prices contributed approximately 20 percentage points, which was partially offset by a decrease in our wireless Internet services and accessories of approximately 2 percentage points. The increase in average selling price reflects a shift in our product mix towards higher priced devices relative to the comparable quarter in fiscal year 2004. We closed our wireless Internet access service in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers. Accordingly, revenues decreased by approximately $4.0 million from the three months ended February 28, 2004. Other non-core product sales decreased by approximately $2.7 million from the three months ended February 28, 2004. Our reserve for product returns decreased as a percentage of revenue between the three months ended February 28, 2005 from 2004 to approximately 7.1% of revenues from approximately 9.6% of revenues, respectively. This decrease is primarily due to a reduction in our rate of returns relative to historical return rates, partially derived from a shift to smartphones which have yielded lower return rates than handheld computing devices. Our measure of carrier owned smartphone inventory decreased from the previous quarter. We saw sell-through of our smartphone devices increase substantially from the prior quarter and our carrier owned smartphone inventory decrease as we had anticipated.

Of the 18% increase in worldwide revenues for the three months ended February 28, 2005 over the three months ended February 28, 2004, approximately 17 percentage points resulted from an increase in United States revenues and approximately 1 percentage point resulted from an increase in international revenues. International revenues were approximately 33% of worldwide revenues for the three months ended February 28, 2005 compared with approximately 38% for the three months ended February 28, 2004. The greater increase in United States revenues in comparison to international revenues is primarily due to broader carrier channel coverage in the United States than internationally and the timing of product introductions with carriers. Average selling prices for our devices increased in the United States and in international markets by about 24% and about 18%, respectively, from the three months ended February 28, 2004 to the three months ended February 28, 2005. The increases in United States and international average selling prices are primarily the result of a shift in our product mix towards smartphones during the quarter as compared to the same quarter a year ago. Net shipments of devices increased approximately 9% in the United States and decreased approximately 12% internationally. The increase in the United States is primarily due to shift in our product mix towards smartphones in the three months ended February 28, 2005 and broader carrier channel coverage. The decrease in net shipments of devices internationally was due to a decrease in the number of handheld computing device units shipped partially offset by an increase in the number of smartphone units shipped during the three months ended February 28, 2005 as compared to the same period a year ago.

During the nine months ended February 28, 2005, net shipments of devices were 3,497,000 units at an average selling price of $253 compared to 2,997,000 units at an average selling price of $204 during the nine months ended February 28, 2004. The net shipment of devices were up approximately 17% and the average selling price was up approximately 24% in the nine months ended February 28, 2005 relative to the comparable period in fiscal year 2004. Of the 37% increase in revenues for the nine months ended February 28, 2005 over the nine months ended February 28, 2004, the increase in average selling prices contributed approximately 25 percentage points and unit shipments contributed approximately 15 percentage points, which were partially offset by a decrease in our wireless Internet services and accessories sales of approximately 3 percentage points. The increase in average selling price reflects smartphone shipments for the full nine month period of fiscal year 2005 and a shift in our product mix towards higher priced devices as well as a favorable pricing environment for handheld computing devices during the nine months ended February 28, 2005. We closed our wireless Internet access services in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers and related revenues during the nine months ended February 28, 2005 decreased by approximately $14.2 million from the nine months ended February 28, 2004. Other non-core product revenues decreased by approximately $7.0 million from the nine months ended February 28, 2004.

Of the 37% increase in worldwide revenues for the nine months ended February 28, 2005 over the nine months ended February 28, 2004, approximately 32 percentage points resulted from an increase in United States revenues and approximately 5 percentage points resulted from an increase in international revenues. International revenues were approximately 33% of worldwide revenues for the nine months ended February 28, 2005 compared with approximately 40% for the nine months ended February 28, 2004. The greater increase in United States revenues in comparison to international revenues is primarily due to broader carrier channel coverage in the United States than internationally and the timing of product introductions with carriers. Average selling prices for our devices increased in the United States by 30% and increased in international markets by about 15% from the nine months ended February 28, 2004 to the nine months ended February 28, 2005. The increase in United States and international average selling prices is primarily the result of the inclusion of smartphone shipments during the full nine month period of fiscal year 2005 relative to the same period a year ago which included results of smartphone sales from the October 29, 2003 Handspring acquisition. Net shipments of devices increased approximately 28% in the United States and remained flat internationally. This increase was primarily due to the inclusion of smartphone unit sales during the nine months ended February 28, 2005 offset by a decrease in traditional handheld unit sales.

Total Cost of Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Cost of revenues	$196,773	$172,169	$24,604	$645,054	$491,132	$153,922
Applicable portion of amortization of intangible assets and deferred stock-based compensation	30	243	(213)	693	331	362

Total cost of revenues	$196,803	$172,412	$24,391	$645,747	$491,463	$154,284

Percentage of revenues	69.0%	71.1%		69.1%	72.0%

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the ‘Applicable portion of amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, OS and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology, facilities and other central costs. ‘Cost of revenues’ as a percentage of revenues decreased by 2.0% to 69.0% for the three months ended February 28, 2005 from 71.0% for the three months ended February 28, 2004. The decrease is primarily the result of reduced technical service expenses resulting from lower call volume and more favorable pricing from our third-party provider contributing approximately 1.1 percentage points, reduced excess and obsolete charges due to improved supply management through product transitions contributing approximately 0.5 percentage points, reduced scrap and rework charges resulting in approximately 0.5 percentage points, reduced depreciation on tooling which became fully depreciated resulting in approximately 0.9 percentage points and lower Palm OS royalties in accordance with our software license agreement with PalmSource, which contributed approximately 0.4 percentage points. Partially offsetting these decreases were higher standard costs as a percentage of revenues contributing approximately 0.7 percentage points and increased warranty costs as a percentage of revenues during the third quarter of fiscal year 2005 compared to the same period a year ago due to higher smartphone sales during the period, contributing approximately 1.2 percentage points (smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues).

‘Cost of revenues’ as a percentage of revenues decreased by 3.0% to 69.0% for the nine months ended February 28, 2005 from 72.0% for the nine months ended February 28, 2004. The decrease is primarily the result of reduced technical service expenses resulting from lower call volume and more favorable pricing contributing approximately 1.4 percentage points, reduced excess and obsolete charges due to improved supply management through product transitions contributing approximately 0.9 percentage points, and reduced depreciation on tooling which became fully depreciated resulting in approximately 0.8 percentage points. In addition, product costs as a percentage of revenues decreased approximately 0.7 percentage points and Palm OS royalties decreased in accordance with our software license agreement with PalmSource, which contributed approximately 0.4 percentage points. Partially offsetting these decreases were higher warranty costs as a percentage of revenues during the nine months ended February 28, 2005 compared to the same period a year ago due to the inclusion of smartphones, contributing approximately 1.6 percentage points.

The ‘Applicable portion of amortization of intangible assets and deferred stock-based compensation’ to cost of revenues decreased in absolute dollars during the three months ended February 28, 2005 primarily due to the cancellation of certain restricted stock awards forfeited upon termination of employment of certain employees. It increased in absolute dollars during the nine months ended February 28, 2005 compared to the nine months ended February 28, 2004, primarily due to amortization related to an increase in restricted stock awards made during the current fiscal year.

Sales and Marketing

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Sales and marketing	$44,391	$38,582	$5,809	$126,994	$116,869	$10,125

Percentage of revenues	15.6%	15.9%		13.6%	17.1%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology, facilities and other central costs. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to our increased revenues during the three months ended February 28, 2005 compared to the comparable quarter a year ago. Sales and marketing expenses in absolute dollars for the three months ended February 28, 2005 increased approximately 15% from the three months ended February 28, 2004. This increase is primarily due to higher spending in advertising of approximately $4.7 million and increased marketing development expenses with our channel and carrier partners of approximately $1.5 million. These increases were partially offset by reduced technical support costs of approximately $0.4 million primarily due to insourcing aspects of our sales and marketing effort which had previously been performed by consultants.

The decrease in sales and marketing expenses as a percentage of revenues during the nine months ended February 28, 2005 is primarily due to our increased revenues during the period compared to the comparable period a year ago. Sales and marketing expenses in absolute dollars for the nine months ended February 28, 2005 increased approximately 9% from the nine months ended February 28, 2004. This increase is primarily due to higher advertising costs of approximately $10.3 million and increased employee compensation and benefits costs of approximately $4.9 million. These increases were partially offset by decreased marketing development expenses with our channel and carrier partners of approximately $1.5 million, decreased technical support costs of approximately $1.2 million due to insourcing aspects of our sales and marketing effort which had previously been performed by consultants, reduced collateral spend for in-box messaging of approximately $0.4 million and reduced depreciation and facilities allocations of approximately $1.8 million.

Research and Development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Research and development	$23,410	$19,831	$3,579	$62,385	$51,607	$10,778

Percentage of revenues	8.2%	8.2%		6.7%	7.6%

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology, facilities and other central costs. Research and development expenses for the three months ended February 28, 2005 increased approximately 18% in absolute dollars from the comparable quarter a year ago, while as a percentage of revenue remained relatively flat primarily due to the increase in revenues during the three months ended February 28, 2005 as compared to the comparable quarter a year ago. This increase in research and development spending is primarily due to increased headcount and the related employee compensation and benefits of approximately $2.5 million, project materials and non-recurring engineering costs related to the development of our smartphone products of approximately $0.8 million and increased depreciation, facilities and datacom allocations of approximately $0.7 million. These increases were partially offset by decreased consulting expenses of approximately $0.6 million.

The decrease in research and development expenses as a percentage of revenues during the nine months ended February 28, 2005 is primarily due to the increase in revenues during the period compared to the nine months ended February 28, 2004. Research and development expenses during the nine months ended February 28, 2005 increased approximately 21% in absolute dollars from the comparable period a year ago. This increase in research and development spending is primarily due to increased project materials and non-recurring engineering costs related to our smartphone products of approximately $6.6 million, increased headcount and the related employee compensation and benefits costs of approximately $6.5 million, and increased depreciation, facilities and datacom allocations of approximately $0.4 million partially offset by reduced consulting expenses incurred of approximately $2.9 million.

General and Administrative

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
General and administrative	$9,416	$9,170	$246	$30,527	$27,219	$3,308

Percentage of revenues	3.3%	3.8%		3.3%	4.0%

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology, facilities and other central costs for finance, legal, human resources and executive functions, outside legal and accounting fees and provision for doubtful accounts. The decrease in general and administrative expenses as a percentage of revenues during the three months ended February 28, 2005 is primarily due to increased revenues during the three months ended February 28, 2005 as compared to the three months ended February 28, 2004. The increase in general and administrative expenses in absolute dollars is primarily due to increased employee compensation and benefits costs of approximately $0.9 million and increased consulting and professional service fees of approximately $0.7 million primarily due to incremental costs related to our implementation of Sarbanes-Oxley Section 404 requirements. These increases were partially offset by a decrease in the charge for our provision for doubtful accounts of $1.2 million primarily due to overall improvements in our accounts receivables.

The decrease in general and administrative expenses as a percentage of revenues during the nine months ended February 28, 2005 is primarily due to increased revenues during the nine months ended February 28, 2005 as compared to the nine months ended February 28, 2004. The increase in general and administrative expenses in absolute dollars is primarily comprised of an increase of $3.3 million of employee compensation and benefits costs and increased travel and entertainment. In addition, consulting and professional service fees increased by approximately $1.5 million primarily due to the incremental costs related to our implementation of Sarbanes-Oxley Section 404 requirements, partially offset by a decrease in the charge for our provision for doubtful accounts of $1.4 million primarily due to overall improvements in our accounts receivables.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$2,186	$5,414	$(3,228)	$7,052	$7,473	$(421)

Percentage of revenues	0.8%	2.2%		0.8%	1.1%

The decrease in amortization of intangible assets and deferred stock-based compensation in absolute dollars during the three months ended February 28, 2005 as compared to the three months ended February 28, 2004 is primarily due to the customer backlog intangible asset associated with the acquisition of Handspring becoming fully amortized during fiscal year 2004.

The decrease in amortization of intangible assets and deferred stock-based compensation in absolute dollars during the nine months ended February 28, 2005 as compared to the nine months ended February 28, 2004 is primarily due to the customer backlog intangible asset becoming fully amortized during fiscal year 2004, representing approximately $4.2 million, partially offset by approximately $3.2 million for the inclusion of amortization of the remaining intangible assets and deferred stock-based compensation related to the acquisition of Handspring during the entire nine months ended February 25, 2005, as compared to only a portion of the comparable period in fiscal year 2004 and $0.6 million of additional amortization of deferred stock-based compensation.

Employee Separation Costs

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Employee separation costs	$4,000	$—	$4,000	$4,000	$—	$4,000

Percentage of revenues	1.4%	—%		0.4%	—%

Employee separation costs represent costs recorded for certain of our employees, including our former chief executive officer, for one-time payments. Also included within this amount are non-cash charges associated with unvested shares of palmOne restricted stock and a portion of the unvested options to purchase shares of palmOne common stock that will have their vesting accelerated.

Restructuring Charges

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Restructuring charges	$—	$4,522	$(4,522)	$—	$8,110	$(8,110)

Percentage of revenues	—%	1.9%		—%	1.2%

Restructuring charges of $4.5 million recorded during the third quarter of fiscal year 2004 relate to restructuring actions initiated during the quarter, including workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees to streamline the Company consistent with our strategic plan. As of February 28, 2005, 99 regular employees have been terminated as a result of this restructuring.

Restructuring charges of $8.1 million recorded during the first nine months of fiscal year 2004 consist of $4.5 million of charges related to restructuring actions taken during the third quarter of fiscal year 2004 and $3.9 million of charges related to the restructuring actions taken during the first quarter of fiscal year 2004 less $0.3 million of net adjustments related to the restructuring actions initiated in the third quarter of fiscal year 2003:

•	The first quarter of fiscal year 2004 restructuring actions included workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service during the first quarter of fiscal year 2004 and canceled projects related to the implementation of a series of actions to adjust our business consistent with our future wireless plans. As of February 28, 2005, all of these headcount reductions had been completed.

•	The third quarter of fiscal year 2003 restructuring actions included workforce reductions, primarily in the United States, of approximately 140 employees, facilities and property and equipment disposed of or removed from service during the third quarter of fiscal year 2003 and canceled programs related to a series of actions to better align our expense structure with our revenues. As of February 28, 2005, all of these headcount reductions had been completed.

Interest and Other Income (Expense), Net

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Interest and other income (expense), net	$1,205	$(486)	$1,691	$1,782	$965	$817

Percentage of revenues	0.4%	(0.2)%		0.2%	0.1%

Interest and other income (expense), on a net basis, was $1.2 million of net income for the three months ended February 28, 2005 compared to $0.5 million of net expense for the three months ended February 28, 2004. Interest and other income for the third quarter of fiscal year 2005 primarily consisted of approximately $1.8 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $0.8 million interest expense and bank and other charges. Interest and other expense for the third quarter of fiscal year 2004 primarily consisted of $0.6 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by a $0.7 million legal settlement and $0.4 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges increased primarily as a result of an increase in fees incurred for our cash management and credit facility during the three months ended February 28, 2005 as compared to the same period a year ago.

Interest and other income (expense), on a net basis, was $1.8 million of net income for the nine months ended February 28, 2005 compared to $1.0 million of net income for the nine months ended February 28, 2004. Interest and other income for the nine months ended February 28, 2005 primarily consisted of approximately $4.0 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $2.4 million interest expense and bank and other charges. Interest and other income for the nine months ended February 28, 2004 primarily consisted of $2.0 million of interest income on our cash, cash equivalent and short-term investment balances and $2.3 million of proceeds from reimbursement related to a legal settlement, partially offset by $2.6 million of interest expense and bank and other charges and a $0.7 million legal settlement. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily as a result of the reduction of the outstanding balance in the Texas Instruments subordinated convertible debt and a decrease in interest expense and fees incurred for our credit facility during the nine months ended February 28, 2005 as compared to the same period a year ago.

Income Tax Provision

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Income tax provision	$1,921	$1,633	$288	$11,702	$4,415	$7,287

Percentage of revenues	0.7%	0.7%		1.3%	0.6%

The income tax provision for the three and nine months ended February 28, 2005 represented approximately 31% and 19%, respectively, of pretax income, which includes foreign, federal and state income taxes of approximately $0.5 million and $4.5 million for the three and nine months ended February 28, 2005, respectively, and acquisition accounting adjustments to goodwill of approximately $1.4 million and $7.2 million for the three and nine months ended February 28, 2005, respectively. The impact of the acquisition accounting adjustments to goodwill were partially offset by the favorable conclusion to two tax audits which reduced our first and third quarter tax provisions but which is not anticipated to recur. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction. We continue to maintain our deferred tax asset valuation allowance which is reviewed quarterly and will be preserved until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding year’s results of operations and anticipated profit levels in future years. The income tax provision for the three and nine months ended February 28, 2004, primarily foreign income taxes, represented approximately (21)% and (23)%, respectively, of pretax loss.

Loss from Discontinued Operations

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2005	2004		2005	2004
	(dollars in thousands)
Loss from discontinued operations	$—	$—	$—	$—	$(11,634)	$11,634

Percentage of revenues	—%	—%		—%	(1.7)%

Loss from discontinued operations was $11.6 million for the nine months ended February 28, 2004. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date and the historical consolidated separation costs incurred to effect the PalmSource distribution, of approximately $6.4 million and $5.2 million, respectively, for the nine months ended February 28, 2004.

Liquidity and Capital Resources

Cash and cash equivalents at February 28, 2005 were $106.4 million, compared to $98.6 million at May 31, 2004. The increase of $7.8 million in cash and cash equivalents was primarily attributable to net income of $48.7 million, non-cash charges of $19.2 million, changes in assets and liabilities of $9.5 million and proceeds of $15.9 million from employee stock plan activity. This was offset by $76.9 million in net purchases of short-term investments and cash used for the purchase of property and equipment of $9.3 million.

We anticipate our February 28, 2005 total cash, cash equivalents and short-term investments balance of $336.2 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies.

Net accounts receivable were $158.5 million at February 28, 2005, an increase of $37.7 million or 31% from $120.8 million at May 31, 2004. Days sales outstanding, or DSO, of receivables increased to 50 days at February 28, 2005 from 41 days at May 31, 2004 primarily due to the timing of launches of our smartphone products with wireless carriers within the third quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004.

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

In connection with the Handspring acquisition, palmOne assumed two notes with remaining principal amounts of $2.5 million and $0.8 million. The notes bear interest at 6% per annum and are payable in equal monthly installments through January 2007. As of February 28, 2005, the remaining principal amounts of the notes are $1.8 million and $0.6 million, respectively.

palmOne has a patent and license agreement with a third party vendor under which palmOne is committed to pay $2.7 million in fiscal year 2005.

palmOne has an agreement with PalmSource that grants palmOne certain licenses to develop, manufacture, test, maintain and support its products. Under this agreement, palmOne has agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee is $6.0 million paid in three equal annual installments in June 2003, June 2004 and June 2005. Annual maintenance and support fees are approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $41.0 million and $42.5 million for the contract years ending December 3, 2005 and December 3, 2006, respectively.

palmOne utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by palmOne, which typically covers a rolling 12-month period. Consistent with industry practice, palmOne acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover palmOne’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow palmOne the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of palmOne’s purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of February 28, 2005, palmOne’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of palmOne products are approximately $143.8 million.

In August 2003, palmOne entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year. The credit line is secured by assets of palmOne, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (5.5% at February 28, 2005) or, at palmOne’s election subject to specific requirements, equal to LIBOR plus 1.75% (4.55% at February 28, 2005). The interest rate may vary based on fluctuations in market rates. palmOne is subject to a financial covenant requirement under the credit line agreement to maintain cash on deposit in the United States of not less than $100.0 million. As of February 28, 2005 palmOne had used its credit line to support the issuance of letters of credit of $7.2 million.

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

The following table provides information about stock options granted for fiscal year-to-date 2005, fiscal year 2004 and fiscal year 2003 for certain executive officers. For fiscal year-to-date 2005, the stock option data is for our Interim Chief Executive Officer, our former Chief Executive Officer who served as the Chief Executive Officer of palmOne during part of fiscal year 2005 and the four other individuals who are expected to be the most highly compensated individuals in fiscal year 2005 and who are currently serving as executive officers of palmOne. For fiscal years 2004 and 2003, the stock option data relates to the named executive officers in the executive compensation table of the Proxy Statement for the respective fiscal year.

Employee and Named Executive Officer Option Grants

	2005 YTD	2004	2003
Net grants during the period as a % of outstanding shares	5.4%	0.4%	5.9%
Grants to top five executive officers during the period as a % of total options granted	15.1%	12.7%	7.6%
Grants to top five executive officers during the period as a % of outstanding shares	1.0%	1.1%	0.7%
Cumulative options held by named executive officers as a % of total options outstanding	21.8%	20.0%	13.5%

During the nine months ended February 28, 2005, we granted options to purchase approximately 3,368,000 shares of palmOne common stock including options to purchase approximately 578,000 shares of palmOne common stock in connection with the Company’s previously announced cancellation/regrant program, whereby options to purchase approximately 945,000 shares of palmOne common stock were voluntarily canceled by employees on March 30, 2004. Options to purchase approximately 731,000 shares of palmOne common stock were forfeited during the nine months ended February 28, 2005 primarily due to the termination of the employment of the optionholders. The net grants represented 5.6% of shares outstanding at the beginning of this fiscal year.

Activity Under All Stock Option Plans

	Nine Months Ended February 28, 2005		Year Ended May 31, 2004(1)
(shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,132	$22.62	5,783	$76.92
Granted	3,368	$31.27	3,932	$12.38
Assumed in connection with acquisitions	—	—	1,869	$12.69
Exercised	(1,334)	$11.02	(1,704)	$10.13
Cancelled	(731)	$77.68	(3,748)	$96.38

Outstanding at end of period	7,435	$23.20	6,132	$22.62

Exercisable at end of period	2,309	$21.04	2,441	$37.10

(1)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted to preserve the intrinsic value.

In-the-Money and Out-of-the-Money Option Information

As of February 28, 2005

	Excersiable		Unexerciable		Total
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-money	1,822	$8.19	1,927	$11.69	3,749	$9.99
Out-of-the-money (1)	487	$69.07	3,199	$31.69	3,686	$36.64

Total options outstanding	2,309	$21.04	5,126	$24.17	7,435	$23.20

(1)	Out-of-the money options are those options with an exercise price equal to or greater than the closing price of $22.23 per share, the closing sale price per share of palmOne’s common stock as of February 28, 2005 as reported on the Nasdaq National Market.

Aggregated Option Exercises During the Nine Months Ended February 28, 2005 and Option Values (1)

	Shares Acquired on Exercise (#)	Dollar Gain Realized ($)	Number of Securities Underlying Unexercised Options at February 28, 2005 (#)		Value of Unexercised In-the-Money Options at February 28, 2005 ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Ed Colligan	—	—	404,265	215,836	8,207,583	229,405
R. Todd Bradley	30,000	828,599	262,215	291,473	1,817,536	1,486,156
Celeste Baranski	37,500	978,605	79,940	104,085	953,509	175,652
Mary E. Doyle	28,673	644,464	20,782	70,902	252,714	715,881
C. John Hartnett	41,301	513,548	19,858	63,085	139,004	175,652
Ken Wirt	64,496	1,260,893	27,736	61,512	80,892	566,703

(1)	This list represents our Interim Chief Executive Officer, our former Chief Executive Officer who served as the Chief Executive Officer of palmOne during part of fiscal year 2005 and the four other individuals who are expected to be the most highly compensated individuals in fiscal year 2005 and who are currently serving as executive officers of palmOne.

(2)	Based on a fair market value of $22.23 per share, the closing sale price per share of palmOne’s common stock as of February 28, 2005 as reported on the Nasdaq National Market.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of February 28, 2005:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,444,730	(1)	$25.25	5,635,703	(2)(3)
Equity compensation plans not approved by security holders	—		—	—

Total	6,444,730		$25.25	5,635,703

(1)

This number of shares does not include outstanding options to purchase 990,177 shares of our common stock assumed through various mergers and acquisitions. At February 28, 2005, these assumed options had a weighted average exercise price of $9.87 per share. Except for shares of our common stock underlying the options outstanding under these plans, there are no shares of palmOne common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of our common stock will be issued in place of such unexercised option. However, we do have the authority, if necessary, to reserve additional shares of palmOne common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans in specific circumstances, for example: the PalmSource distribution.

(2)	This number of shares includes 2,987,592 shares of our common stock reserved for future issuance under our 1999 Employee Stock Purchase Plan, as amended, (the “1999 ESPP”), 2,126,348 shares of our common stock reserved for future issuance under our 1999 Stock Plan, as amended, (the “1999 Stock Plan”) and 521,763 shares of our common stock reserved for future issuance under our 2001 Non-Employee Director Stock Option Plan.

(3)	Our 1999 Stock Plan also provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 Stock Plan equal to 5% of the outstanding shares of our common stock on such date, or a lesser amount as may be determined by our board of directors. In addition, the 1999 ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance under the 1999 ESPP equal to the lesser of 2% of the outstanding shares of our common stock on such date, or 739,791 shares or the amount determined by our board of directors.

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

The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. In addition, we have limited experience supplying smartphones to the wireless carrier channel which makes forecasting demand for our wireless communications products more difficult. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our cost of revenues and financial condition.

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

Our devices compete with a variety of mobile computing products. Our principal competitors include:

•	personal computer companies, such as Acer, Apple, Dell and Hewlett-Packard and consumer electronics companies, such as Casio, Garmin, Sharp, Sony and Symbol, which also develop and sell handheld computing products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems;

•	mobile handset manufacturers such as Audiovox, High Tech Computer Corporation, Kyocera, LG, Motorola, Nokia, Research In Motion, Samsung, Sanyo, Sendo, Siemens, Sierra Wireless and Sony-Ericsson which also develop and sell smartphone products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile Operating System, Symbian OS or proprietary operating systems; and

•	a variety of early-stage technology companies such as Danger, OQO and Tapwave.

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

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries, exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu in China), economic slowdowns, labor disruptions, trade restrictions and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and wireless communications devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

We may choose from time to time to transition to or add new third party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and revenues and our results of operations could be adversely impacted. The learning curve and implementation associated with adding a new third party manufacturer may adversely impact revenues and our results of operations.

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

We outsource most of the warranty support, product repair and technical support for our products to third party providers, which are located around the world. We depend on their expertise and we rely on them to provide satisfactory levels of service. If our third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and results of operations could suffer.

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

We have a license agreement with PalmSource, which extends through December 2006. Our license of the Palm OS from PalmSource is critical to the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be costly in terms of cash and other resources. We currently rely exclusively on PalmSource to provide the operating system for all of our handheld and wireless communications device products. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to supply a competitive platform or an unfavorable outcome in any material lawsuit involving the Palm OS could seriously harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource regardless of the volume of devices we sell containing the Palm OS. Our business could be seriously harmed if:

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

We license third-party software and hardware for use in our handheld and wireless communications device products, including the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner, on acceptable business terms or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

We have limited use and control of the Palm and palmOne brands, which could adversely affect our business, results of operations and financial condition.

We believe that the Palm brand is a valuable asset. In connection with our spin-off of PalmSource, all Palm and PalmSource trade names, trademarks, service marks and domain names containing the word or letter string “palm” were assigned to the Palm Trademark Holding Company, LLC, a holding company owned by palmOne and PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Following our spin-off of PalmSource, we changed our branding strategy and corporate name to palmOne. While we continue to use elements of the Palm brand pursuant to a trademark license from the holding company, we have limited use of the Palm and Palm related brands. For example, if we develop a product based on an operating system other than the Palm OS, we would not be able to use the word or letter string “palm” in the branding of that product. Because our company name includes the letter string “palm”, such a product may result in the need to modify our corporate structure, change our company name or establish a new product brand, any of which would be extremely costly and could cause disruptions in operations and management attention. In addition, if we are unable in the future to license the Palm-related trademarks, service marks, domain names and trade names from the Palm Trademark Holding Company, LLC, or if the holding company fails to enforce its intellectual property rights in them successfully, our competitive position could suffer, which could harm our business. For example, if we fail to renew our Palm OS license agreement with PalmSource or if we were to breach the trademark license agreement, the holding company could terminate our trademark license, which could result in trademark infringement and harm to our business.

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

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depends on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management. Over the past twelve months, we have experienced turnover in some of our senior management positions and we are actively recruiting to fill these positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations or financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options.

palmOne’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans, but the number of shares available for new option grants is limited and new accounting rules from the Financial Accounting Standards Board and other agencies concerning the expensing of stock options, which will require us and other companies to record substantial charges to earnings, may cause us to reevaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants and the ability to hire, retain and motivate key personnel may suffer.

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

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires stockholder approval. For example, compliance with Section 404 of the Sarbanes-Oxley Act requires the commitment of significant resources to document and review internal controls over financial reporting.

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

We will become subject to internal controls evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and if we do not complete our testing in a timely manner or on a successful basis, it could adversely effect the market price of our common stock.

Under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls for financial reporting and assert that such internal controls are effective. Our auditors must conduct an audit to evaluate management’s assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002 we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the evaluation, test and remediation, if necessary, of internal controls. Although we believe that our efforts will enable us to provide the required report and our independent auditors to provide the required attestation as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely effect the market price of our common stock.

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

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2005 would cause an immaterial decline in the fair value of our cash equivalents. As of February 28, 2005, we had short-term investments of $229.9 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2005 would cause a decline of less than 1% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

As of February 28, 2005, we have sold our private company equity investment valued at $1.0 million for approximately $1.2 million. As of February 28, 2005 we do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 15 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes employee stock repurchase activity for the three months ended February 28, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share
December 1, 2004—December 31, 2004	71	$39.56
January 1, 2005—January 31, 2005	1,072	29.59
February 1, 2005—February 28, 2005	36,668	0.00

	37,811	$0.92

The total number of shares repurchased include those shares of palmOne common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of February 28, 2005 a total of approximately 126,000 shares may still be repurchased. palmOne does not have a publicly announced plan to repurchase any of its shares of common stock.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.7	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.8	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.9	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.10	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.11	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.12	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.13	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.14	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.15	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.16	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.17	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.18	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.19	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.20	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.21	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.22	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.23	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.24	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.25	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.26	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.27	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.28	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.29	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.30	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.31	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.32	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.33	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.34	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.35	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.36	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-K	000-29597	3.2	8/5/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

4.6	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

10.1	Amended and Restated 1999 Stock Plan.	SC-14A	000-29597	APP A	8/10/04

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.16	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.17**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.18	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.19	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.20	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.21	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.22**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.23	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.24	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.25	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.26	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.					X

10.27	Amendment No. 1 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.					X

10.28	Amendment No. 2 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.					X

10.29	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.					X

10.30	Sub-Lease between the registrant and Philips Electronics North America Corporation.					X

10.31	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.					X

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

palmOne, Inc.
(Registrant)

Date: April 4, 2005	By:	/s/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Assignment and Assumption Agreement between 3Com and registrant, as amended.	10-Q	000-29597	2.2	4/10/00

2.3	Master Technology Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.3	4/10/00

2.4	Master Patent Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.4	4/10/00

2.5	Master Trademark Ownership and License Agreement between 3Com and the registrant.	10-Q	000-29597	2.5	4/10/00

2.6	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.7	Master Confidential Disclosure Agreement between 3Com and the registrant.	10-Q	000-29597	2.10	4/10/00

2.8	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.9	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.10	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.11	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.12	General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.15	8/18/03

2.13	Amendment No. 1 to General Assignment and Assumption Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.16	8/18/03

2.14	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.15	Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.18	9/25/03

2.16	Amendment No. 1 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.19	8/18/03

2.17	Amendment No. 2 to Amended and Restated Software License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	9/25/03

2.18	Elaine Software License and Software and Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.20	8/18/03

2.19	SDIO License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.21	8/18/03

2.20	Development Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.22	8/18/03

2.21	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.22	Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company.	S-4/A	333-106829	2.24	8/18/03

2.23	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement between the registrant and PalmSource Holding Company and PalmSource, Inc.	S-4/A	333-106829	2.25	8/18/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.24	Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.26	8/18/03

2.25	Amendment No. 1 to Master Technology Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.27	8/18/03

2.26	Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.28	8/18/03

2.27	Amendment No. 1 to Master Confidential Disclosure Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.29	8/18/03

2.28	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.29	Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.31	8/18/03

2.30	Amendment No. 1 to Strategic Collaboration Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.32	8/18/03

2.31	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

2.32	Employee Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.34	8/18/03

2.33	Letter Agreement Regarding Cash Contributions between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.35	8/18/03

2.34	Business Services Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.36	8/18/03

2.35	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.38	9/25/03

2.36	Amended and Restated Trademark License Agreement between the registrant and Palm Trademark Holding Company, LLC.	S-4/A	333-106829	2.39	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-K	000-29597	3.2	8/5/04

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-Q	000-29597	4.2	1/12/04

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Certificate of Ownership and Merger Merging PLMO Merger Corporation into Palm, Inc.	10-Q	000-29597	4.5	4/6/04

4.6	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

10.1	Amended and Restated 1999 Stock Plan.	SC-14A	000-29597	APP A	8/10/04

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9**	Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	S-1/A	333-92657	10.10	2/25/00

10.10	Common Stock Purchase Agreement between America Online (now AOL Time Warner) and the registrant.	S-1/A	333-92657	10.11	1/28/00

10.11	Common Stock Purchase Agreement between Motorola and the registrant.	S-1/A	333-92657	10.12	1/28/00

10.12	Common Stock Purchase Agreement Between Nokia and the registrant.	S-1/A	333-92657	10.13	1/28/00

10.13	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.14**	First Amendment to Supply Agreement between Manufacturers’ Services Salt Lake City Operations, Inc. and the registrant.	10-Q	000-29597	10.19	4/11/01

10.15	Registration Rights Agreement dated as of December 6, 2001.	10-Q/A	000-29597	10.27	4/17/02

10.16	Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.17**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.18	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.19	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.20	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.21	Management Retention Agreement between the registrant and Judy Bruner dated as of March 17, 2000.	10-Q	000-29597	10.48	4/14/03

10.22**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.23	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.24	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.25	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.26	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.					X

10.27	Amendment No. 1 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.					X

10.28	Amendment No. 2 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.					X

10.29	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.					X

10.30	Sub-Lease between the registrant and Philips Electronics North America Corporation.					X

10.31	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.					X

31.1	Rule 13a-14(a)/15d - 14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d - 14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.