Form 10-K
period 2005-06-03
PALM INC
filed 2005-07-29
CIK 1100389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 3, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 000-29597
Palm, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
950 West Maude
Sunnyvale, California 94085
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (408) 617-7000
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
Preferred Share Purchase Rights, $.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 26, 2004, as reported by the Nasdaq National Market, was approximately $1,130,545,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of July 15, 2005, 49,706,461 shares of the registrant’s Common Stock were outstanding.
      The registrant’s proxy statement relating to the 2005 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended June 3, 2005, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.
Form 10-K
For the Fiscal Year Ended May 31, 2005*

*	Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:
      We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” ‘estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding mobile computing and communications solutions and the mobile computing and communications market, our leadership position in the mobile computing device market, our ability to grow our business, our corporate strategy, developing market-defining products, capitalizing on industry trends and dynamics, the impact of wireless technology, managing a diversified portfolio of mobile computing products, increasing the adoption of smartphones, the domestic and international market opportunity available to us, market demand for our products, our ability to differentiate our products, attract new customers and drive the upgrade cycle by consumers, competition and our competitive advantages, our ability to build our brand and consumers’ awareness of our products, the resources that we and our competitors devote to development, promotion and sale of products, our expectations regarding our product lines, our ability to broaden and expand our wireless carrier relationships, our ability to cause application providers to provide applications for our products, backlog for our products, seasonality in sales of our products, the adequacy of our properties, facilities and operating leases and our ability to secure additional space, reversal of our deferred tax valuation allowance, our net operating loss carryforwards, our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, dividends, our tax strategy, sales of securities under our universal shelf registration statement and the use of proceeds therefrom, the impact of stock option expensing rules and methods and other accounting pronouncements on our results, our operating results, concentration of our credit risk and legal proceedings by and against us. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Business Environment and Risk Factors” on page 32 herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.
      The stockholder communication document accompanying this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, statements regarding our goals and objectives, our intentions regarding our future growth and profitability, the prospects for our products, our ability to drive adoption of our smartphone products, our ability to meet demand for our products, the value and perception of our brand, our ability to leverage our brand, our ability to change people’s habits and to make a difference, the quality of our products and our customers’ product experience, our research and development investment, our intellectual property position, our ability to differentiate our products, our international expansion, our relationships with third party partners, the mobility of internet access and other computing applications, wireless email usage, the digitization of content, the speed to access content and the effect of various trends on the adoption of mobile computing devices generally and our products in particular and our ability to take advantage of such trends. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially, including, without limitation, the following: fluctuations in the demand for our existing and future products and services and growth in our industries and markets; our ability to forecast demand for our products; our ability to adjust to changing market conditions; our ability to develop and introduce new products and services successfully and in a cost effective and timely manner; our reliance on third parties to design, manufacture, distribute, warehouse and support our products; possible defects in products and technologies developed; our ability to timely and cost-effectively obtain components and elements of our technology from suppliers; our ability to compete with existing and new competitors; our dependence on wireless carriers and ability to meet wireless-carrier certification requirements; our reliance on a concentrated number of significant customers; litigation; our ability to utilize our net operating losses. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this letter.
      Palm, Treo, LifeDrive, Tungsten, Zire, Blazer, VersaMail, Palm Powered, Palm OS, HotSync and Graffiti are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.
Part I

Item 1.	Business
Business Summary
      Palm, Inc. is a leading provider of mobile computing and communication solutions. We strive to create devices that make it easy for end users to manage their lives and to access the power of computing wherever they are. We target consumer, business, education and government users around the world. We currently offer the Zire™, Tungsten™, LifeDrive™ and Treo™ lines of mobile computing devices and related add-ons and accessories through a network of wireless carriers and retail and business distributors worldwide.
      We hold the leading worldwide market share in handheld computers and are emerging as a key provider of mobile communication and computing, or smartphone, devices by virtue of our critically acclaimed Treo product line.
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
      In connection with our spin-off of PalmSource, the Palm Trademark Holding Company, LLC was formed to hold all trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, we acquired PalmSource’s interest in the Palm Trademark Holding Company, LLC, including the Palm trademark and brand. In July 2005, we changed our name back to Palm, Inc., or Palm.

Corporate Strategy
      We believe that the future of computing is mobile, and our objective is to be the leader in mobile computing. To achieve this objective, we focus on the following strategies:

•	Develop market-defining products that deliver a great user experience. Customer requirements and user experience drive our product design and development. We have a long track record of innovation and creating new product categories. We revolutionized handheld computing in 1996 with the launch of the Pilot—the “connected organizer”—that allowed users to synchronize their calendar and contact list with a personal computer. We set the standard in smartphones with Treo, which merges a full feature cellular telephone with a QWERTY keyboard to provide communication, computing and camera applications in a single, compact form factor. In May 2005, we launched LifeDrive, an innovative device that combines the computing power and mobility of a handheld, storage capacity of a hard drive and wireless connectivity. From the original Pilot to today’s Zire, Tungsten, LifeDrive and Treo product lines, we have maintained a leading position in our target markets by focusing on the customer and innovation.

•	Capitalize on industry trends. Infrastructure and technology advancements enable new applications, which we expect will drive increased market demand for our products. The emergence of high-speed wireless data networks fundamentally enhances the utility of a mobile device with wireless capabilities by increasing users’ ability to communicate and manage their personal digital information anytime, anywhere. At the same time, underlying device platforms are evolving rapidly. For example, today’s mobile computing devices have richer color displays and increased memory and computing power. Wireless data capabilities, the digitization of content and today’s advanced device platforms pave the way for new mobile applications, such as those involving email, messaging, office documents, mapping, global positioning systems, or GPS, digital photos, video, music and high bandwidth data applications. By incorporating these new applications into our products and using our software expertise to enhance the total user experience, we intend to differentiate our products, to bring new customers to the category, to capitalize on the trend towards increasingly converged devices and to drive an upgrade path for the millions of people who already own a mobile computing device.

•	Manage a diversified portfolio of mobile computing products. We are focusing a significant amount of our resources on smartphones, a growing product category. Smartphone products require careful integration of several key features—voice, personal information management, or PIM, digital content and messaging. We bring a unique perspective to this market—combining mobile computing and communications capabilities. To help drive smartphone adoption, we intend to expand the number of smartphones we offer, broaden and expand our carrier relationships, particularly internationally, work closely with application providers to optimize our device platform for wireless applications and market smartphone solutions to our installed base of handheld computing users. At the same time, given our leadership position, we intend to optimize the financial and strategic contribution of our handheld computer products. We will continue to attract first-time buyers, traditional mobile professionals, and digital media enthusiasts with our Zire, Tungsten and LifeDrive handheld product lines. Entry-level handhelds and the LifeDrive mobile manager products increase our addressable market, bringing new people to the category and providing a foundation for future upgrade sales. Furthermore, handheld computers provide presence in the marketplace for our brand and products, scale, revenue diversification, revenue for research and development funding and a technology development platform, that can be leveraged to grow our sales of smartphones.

•	Build our brand. With the reacquisition of the Palm brand, which has widespread recognition and linkage with mobile computing devices, we intend to build end-users’ awareness of our products. We believe that developing a strong Palm brand is key to product differentiation and market leadership.
Products and Services
      We sell products in four product lines: Zire, Tungsten, LifeDrive and Treo. The Zire line is primarily designed for consumers, including entry-level and digital media enthusiasts. The Treo and Tungsten lines are primarily designed for business professionals and enterprise users. The LifeDrive line targets both types of end users, with a product that fuses business productivity tools and entertainment applications. These product families span the mobile computing device market.
      Our products are differentiated in terms of price, functionality and software applications that are delivered with the device. All of our current products run on the Palm operating system, or OS, and standard software in all of our products includes an address book, date book, clock, to do list, memo pad, note pad and calculator. Other features that can be found in some of our products include:

•	wireless communication capabilities, such as Bluetooth, wireless fidelity, or WiFi, Code-Division Multiple Access, or CDMA and Global System for Mobile Communications, or GSM, to enable messaging, email, web browsing and wireless ActiveSync;

•	multimedia features, allowing users to capture and view photos, capture and view video clips, watch feature length movies and listen to MP3 music;

•	an infrared port for exchanging information between devices;

•	a secure digital/multimedia card, or SD/ MMC, slot for stamp-sized expansion cards for storage, content and input/output devices;

•	data synchronization technology (HotSync) enabling the device to synchronize with desktop applications such as Microsoft Outlook; and

•	productivity software, such as DataViz’s Documents to Go which allows users to create, view and edit Microsoft Word and Excel files and view and share PowerPoint presentations.

Zire
      The Zire’s mix of price, functionality and performance has expanded our available market to new users, as indicated by our user registration data. We believe that by making an entry-level product line such as the Zire available, we are driving the adoption of mobile computing devices by consumers who would not otherwise own such a device. This increases revenue and the potential for future upgrade purchases as end users become accustomed to mobile computing technology and demand additional functionality. There are two products in the current Zire family.
      The Zire 31 was introduced in April 2004. It is aimed at attracting the first-time buyer who wants a full-featured, low-cost mobile computing device. The Zire 31 is the lowest cost color handheld on the market and features 16 megabytes of memory, MP3 playback with a stereo headphone jack, a five-way navigator to allow access to information with just one hand, PIM applications and an expansion slot that supports SD/ MMC and secure digital input/output, or SDIO, expansion cards.
      The Zire 72 was also introduced in April 2004. It is a successor to the Zire 71 and is aimed at young professionals who want media, productivity applications and all-around versatility. The Zire 72 features a 1.2 megapixel integrated camera, video capture with audio, MP3 playback with RealOne Mobile Player loaded into read-only memory, or ROM, the ability to listen to stereo quality MP3 and watch video clips using the Kinoma player, Microsoft Office compatibility, 32 megabytes of memory, a five-way navigator, PIM applications, an SD/ MMC slot and a 320x320 transflective thin film transistor, or TFT, color display.

Tungsten
      Tungsten handhelds craft advanced technologies into pocketable solutions that provide efficient mobile computing experiences for mobile professionals and serious business users. There are two products in the current Tungsten family.
      The Tungsten E2 was introduced in April 2005 and is a successor to the original Tungsten E. It is aimed at cost-conscious professionals who require robust power and performance. The Tungsten E2 provides non-volatile, flash memory that protects stored data even if the charge and power run out. With the Tungsten E2, users can create, edit and view Microsoft Word, Excel and other Windows-compatible files as well as listen to

MP3s and watch video clips. The Tungsten E2 features a five-way navigator, PIM applications, an SD/MMC slot, a 320x320 transflective TFT color display with touchscreen and 32 megabytes of memory. The Tungsten E2 has integrated wireless capability using Bluetooth technology, which is a short-range radio technology facilitating data transfer between compatible Bluetooth devices such as mobile phones, laptops, printers, access points and other handhelds. Using a compatible Bluetooth-enabled mobile phone as a modem, a user can access the Internet or email wirelessly.
      The Tungsten T5 was introduced in October 2004 and is a successor to the Tungsten T3. It is aimed at professionals who require versatile mobile computing and storage capacity as well as premium power and performance. The Tungsten T5 provides non-volatile, flash memory and can be used as a flash drive with properly equipped computers. It includes a slider design that conceals the Graffiti II writing area, a five-way navigator, an SD/MMC slot, a 320x480 transflective TFT color display which rotates from portrait to landscape with the touch of a button and 256 megabytes of memory. This handheld offers a voice recorder for important memos, PIM applications, and the capacity to create, edit and view Microsoft Word, Excel and other Windows-compatible files as well as the capacity to listen to MP3s, view photos and watch video clips with high-quality sound and video clarity. The Tungsten T5 has integrated wireless capability using Bluetooth technology.

LifeDrive
      LifeDrive represents a new category in mobile computing: mobile managers. This category expands the capabilities and functionality of classic handheld computing devices and, by providing hard drive memory and increased storage capacity, permits end users to more fully take advantage of the trend towards digitization of content.
      The LifeDrive was introduced in May 2005. The LifeDrive has a 4 gigabyte hard drive with LifeDrive smart file management. It includes a five-way navigator, an SD/MMC slot and a 320x480 transflective TFT color display which rotates from portrait to landscape with the touch of a button. This mobile manager offers wireless email access with attachments, built-in Microsoft Exchange ActiveSync, a web browser, PIM applications, and the capacity to store, create, edit and view Microsoft Word, Excel, PowerPoint and other Windows-compatible files and view Adobe PDF files as well as the capacity to store and listen to MP3s and store and view photos, videos and movies. The LifeDrive has integrated wireless capability using Bluetooth and WiFi.

Treo
      Treo smartphones seamlessly combine a full-featured mobile phone and wireless data applications, such as email, messaging and web browsing, in a small, compact, yet easy-to-use device that simplifies both business and personal life by integrating applications typically included in separate devices into one device. Our target customer for the Treo is an individual who would otherwise carry multiple devices such as a cell phone, a laptop or handheld computer. Our smartphones are customized for carrier networks in markets around the world, like Cingular, Sprint Corporation and Verizon Wireless in the United States and Bell Mobility, Orange, Rogers, Telecom New Zealand, Telcel, and Telecom Italia Mobile, or TIM, internationally.
      The Treo 600 was first shipped in September 2003 and is an integrated device with a smaller, more phone-like form factor than previous generations of smartphones. The Treo 600 is available in a dual-band CDMA version and a quad-band GSM version. The Treo 600 has the following features: a QWERTY and numeric keyboard, PIM applications, 32 megabytes of memory, a 160x160 color super-twist nematic, or CSTN, backlit color display, a five way navigator for ease of use with one hand, a built-in video graphics array resolution camera, an SD/MMC expansion slot, as well as our Blazer® web browser, messaging and email software.
      The Treo 650 was introduced in November 2004. Like the Treo 600, the Treo 650 is available in a dual-band CDMA version and a quad-band GSM version, with the enhancement of Enhanced Data GSM Environment, or EDGE. The Treo 650 has all of the features of the Treo 600, but has a 320x320 TFT backlit color display, a non-volatile file system (including a removable battery) and Bluetooth.

Add-ons and Accessories
      We offer add-ons and accessories to enhance the end user’s handheld computer and smartphone experience, including portable keyboards, SD/MMC expansion cards for storage and content, modems and carrying cases. In addition, we provide the ability to purchase and download software applications through a link on our Palm.com website.
Customers
      We sell our products to distributors, retailers, e-tailers, resellers and wireless carriers and directly to end users. In fiscal years 2005, 2004 and 2003, our largest customers represented the following percentages of consolidated revenues, respectively:

•	Ingram Micro represented 12%, 15% and 19%;

•	Sprint represented 11%, 7% and 0%;

•	Cingular Wireless/AT&T, shown as a combined entity, represented 11%, 3% and 0%; and

•	Verizon Wireless represented 9%, 0% and 0%.
      Cingular/AT&T, Sprint Corporation and Verizon Wireless are wireless carriers, and Ingram Micro is a distributor of our products.
Competition
      Competition in the mobile computing and communication device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our mobile computing devices are functionality, features, operating system, styling, brand, price, availability of third-party software applications, customer and developer support and access to sales and distribution channels. Our devices compete with a variety of mobile devices, including pen- and keyboard-based devices, mobile phones, converged voice/data devices, sub-notebooks and personal computers. Our principal competitors include:

•	personal computer companies, such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Medion and MiTac, and consumer electronics companies, such as Garmin, NEC and Yakumo, which also develop and sell handheld computing products, mobile managers and/or smartphone products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems;

•	mobile handset manufacturers, such as High Tech Computer (HTC), Kyocera, LG, Motorola, Nokia, Research in Motion, Samsung, Sanyo, Siemens and Sony-Ericsson, which also develop smartphones, other wireless products and/or mobile managers running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems; and

•	a variety of early-stage technology companies.
      Some of these competitors, such as HTC, produce smartphones as carrier-branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultramobile personal computers and laptop computers with wide area network or data cards and voice over IP, or VoIP, as well as WiFi phones with VoIP.
      In addition, our devices compete for a share of disposable income and enterprise spending on consumer electronic, telecommunications and computing products such as MP3 players, Apple’s iPod, media/photo views, digital cameras, personal media players, handheld gaming devices, GPS devices and other such devices.
      Many of our competitors have significantly greater financial, technical and marketing resources than we do. They also may devote greater resources to the development, promotion and sale of their products than we do.

      We believe, however, that we compete favorably with respect to some or all of the competitive factors affecting the mobile computing device market, which is reflected by our greater installed base of handheld computing users, leading handheld computing market share and strong brand recognition across all of our product lines.
Sales and Marketing
      We sell our products to distributors, retailers, e-tailers, resellers, and wireless carriers through our sales force, and directly to end users through our web site at www.palm.com and our Palm retail stores in the United States.
      For our handheld computing products in the United States, retailers represent our largest sales channel and include national and regional office supply stores, computer superstores, consumer electronics retailers and mass merchants. Distributors represent our second largest United States sales channel and generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. Internationally we sell our products primarily through distributors. We have over 100 international distributors covering Europe, Latin America, Canada, Asia Pacific, the Middle East and South Africa. These distributors sell primarily to retailers and resellers.
      For our smartphone products, wireless carriers collectively represent our largest sales channel, particularly in the United States. We also sell smartphones through distribution partners, particularly in Asia Pacific, Canada, Europe and Latin America where the distributors may customize our products for each country or region. In each of our product and geographic markets, there is significant concentration in the channel providers that reach a majority of our end users. These major carriers and retailers have a strong influence over the visibility and promotion of our products as well as co-marketing dollars. In the case of smartphones, our end users rely on carriers for access and the quality, price and services that those carriers offer and often choose their phones based on what their chosen carrier offers. We have worked to develop strong relationships with a variety of wireless carriers around the world. Some of our carrier relationships include Cingular, Earthlink, Sprint, T-Mobile and Verizon in the United States, Bell Mobility and Rogers in Canada, Orange, movistar ES and TIM in Europe, Telcel and Vivo in Latin America and New Zealand Telecom, Singtel Group and Telus in the Asia Pacific region. We work with carriers in different ways, depending on each carrier’s unique situation and requirements. Some of these relationships include co-development, product customization for the carrier’s network, systems integration or joint marketing and sales. Other carriers typically purchase non-customized Treos either from us directly or from a Palm distributor. In addition, most of the carriers with whom we work offer end-user rebates on their sales of our smartphones that benefit the sale and marketing of our products.
      We use our Palm.com webstore as a direct sales channel to sell our products and third-party products, focusing particularly on our existing customer base. We accomplish this through e-marketing campaigns and product bundles. When we sell a Treo smartphone through our website, we may have the opportunity to earn bounties from carriers if the Treo smartphone customer also purchases a voice or data plan. We also offer a wide array of software titles on the Software Connection website which can be accessed from the Palm.com webstore.
      We build awareness of our products and brands through mass-media advertising, targeted advertising, public relations efforts, in-store promotions and merchandising, retail advertising and our branded Internet properties. We engage in direct marketing through mailings, email and promotions to users in our customer database. Our Palm retail stores are generally located in major airports and shopping malls in the United States to target mobility-conscious end users. We also receive feedback from our end users and our channel customers through market research. We use this feedback to refine our product development efforts and to develop strategies for marketing our products.
Customer Service and Support
      For our smartphone products, our carrier partners generally handle first line support. For our handheld computing and mobile manager products and for first line support for some carriers and for all escalation support, we provide customer support through outsourced service providers as well as our internal customer service personnel.
      Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the Palm website, web forums, email and telephone support.
      We warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required by law in some countries to provide a two-year warranty for certain defects. We contract with third parties to handle warranty repair.
Research and Development
      Our products are initially conceived, designed, developed and implemented through the collaboration of our internal engineering, marketing and supply chain organizations. We focus our product design efforts on both improving our existing products and developing new products. We intend to continue to employ a customer-focused design approach to provide innovative products that respond to and anticipate customer needs for functionality, mobility, simplicity, style and ease of use.
      We either create internally or license from third parties technologies required to support product development. Our internal staff includes engineers of many disciplines, including software engineers, electrical engineers, mechanical engineers, radio specialists, quality engineers, manufacturing process engineers and user interface design specialists. Once a product concept is initiated and approved, we create a multi-disciplinary team to complete the design of the product and transition it into manufacturing. We often utilize Original Design and Manufacturers, or ODMs, to design, develop and manufacture our products, after we have internally completed product definition. All of our hardware is developed and manufactured by a limited number of ODMs, including HTC for our smartphones and Inventec Appliance Corp. for handheld computing devices, including our mobile manager.
      Although hardware is the most visible aspect of our products, we provide most of the value to our products through software development and integration of the software with the hardware. This software development is aimed at enhancing and extending the platform software and integrating and innovating on application software functionality.
      All of our devices must receive approval from relevant governmental agencies, such as the Federal Communications Commission, or FCC, in the U.S. Our Treo smartphones also typically are required to pass individual carrier certification requirements before they may be operated on a carrier’s network. In addition, our GSM communicators must receive certification from the Global Certification Forum, or GCF, and our CDMA communicators must receive certification from the CDMA Development Group, or CDG. We have established an internal certification team and carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.
      Our research and development expenditures totaled $89.8 million, $69.4 million and $70.2 million in fiscal years 2005, 2004 and 2003, respectively.
Manufacturing and Supply Chain
      We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. Today the majority of our products are currently assembled in China and Taiwan by a limited number of ODMs. We have also entered into an agreement with a third party manufacturer to manufacture our products in Brazil for distribution in Brazil. Distribution centers are operated on an outsourced basis in North Carolina, Ireland and Hong Kong.
      The components that make up our products are purchased from various vendors, including key suppliers such as Intel and Texas Instruments, which supply microprocessors, Sony and Sharp, which supply displays, and Hitachi and Seagate, which supply hard drives. Some of our components, including radio modules, power supply integrated circuits, cameras and certain discrete components, are currently supplied by sole source suppliers.
Backlog
      Orders for our handheld computing and mobile manager products are generally placed on an as-needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Handheld computing product orders may be cancelled or rescheduled by the customer without penalty. Consequently, we rarely carry backlog on our handheld product unless we are in a new product launch period and have constrained supply.
      Carriers purchase our smartphone products through negotiated contracts, each of which is unique. Generally, the terms of sale include purchase commitments up front if a carrier requires smartphones that are customized to its network. While the terms and conditions of sale with each carrier vary, cancellations are generally limited and may carry penalties.
      The backlog of firm orders on our smartphone products was $213.8 million as of May 31, 2005, compared to $86.0 million as of May 31, 2004. There is not a comparable amount of firm order backlog at the end of fiscal year 2003 because the Treo smartphone product line was acquired in October 2003 at the time of the Handspring acquisition.
Seasonality
      Our Zire and Tungsten handheld computing lines are affected by seasonality. Thus, associated revenues are generally sequentially higher in the second quarter of our fiscal year, as distributors and retailers purchase product in anticipation of the December holiday selling season. We also experience smaller positive effects on revenue in the first and fourth quarters of our fiscal year, as distributors and retailers purchase product in anticipation of the back-to-school and the Father’s Day and graduation selling seasons, respectively. The timing of our new product launches also contributes to fluctuations in our revenue. We typically introduce new products in the fall and in the spring, which historically has contributed to higher revenue in the second and fourth fiscal quarters, respectively.
      To date, we have not seen meaningful seasonal variations in customer demand for Treo smartphones. This contrasts with our experience of selling handheld computers. We attribute this lack of seasonality for our smartphones to three factors. First, the smartphone category has been growing rapidly which may mask any potential seasonality. Second, smartphone sales volumes are influenced by carrier adoption and the release and timing of specific carrier versions which could occur at any time during the fiscal year. Third, our smartphones are sold at higher prices than handheld computers and holiday seasonality typically affects demand for lower priced products.
Intellectual Property
      We rely on a combination of know-how, patents, trademarks, copyright as well as trade secret laws, confidentiality procedures and contractual restrictions to protect our intellectual property rights.
      We file domestic and foreign patent applications to support our technology position and new product development, and we have approximately 150 patents issued to us. Issued patents expire 20 years from the filing date of the corresponding application subject to adjustment by the U.S. Patent and Trademark Office. We are working to increase and protect our rights in our patent portfolio, which is important to our value and reputation. While our patents are important to our business, our business is not materially dependent on any one patent.
      Patents relating to the handheld computing and communications industry are being issued and new patent applications are being filed, with increasing regularity. This has resulted in an increasingly high density of patents and related rights that may affect our products. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as ours. This increases the likelihood that we will be subject to allegations and claims of infringement. We have been named in several infringement lawsuits, described in greater detail in Item 3, Legal

Proceedings. In addition, as is common in our industry, we obtain indemnification from and agree to indemnify certain of our suppliers and customers for alleged patent infringement.
      We own, directly or indirectly, a number of trademarks, including the PALM, ZIRE, TUNGSTEN, LIFEDRIVE and TREO marks, and we have applications for registration of these marks pending in the United States and foreign jurisdictions. In connection with our acquisition of PalmSource’s interest in the Palm Trademark Holding Company, LLC, we provided a four-year transitional license to PalmSource for certain marks containing the word or letter string “palm”, including PalmSource and PALM OS. We are working to increase and protect our rights in our trademark portfolio, which is important to our value, reputation and branding.
      We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products, allowing us to focus on our core competencies. Our most significant license is the Palm OS from PalmSource. We also license conduit software from Chapura, Inc. that allows for synchronization with Microsoft Outlook, encryption technology from Certicom for our Blazer browser, Documents to Go software from DataViz and a variety of other application software technologies. Our Palm OS license requires the payment of royalties and maintenance and support fees to PalmSource. The license agreement extends through November 2009, includes minimum annual payments and is non-exclusive.
      Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to build our intellectual property rights, we require all of our employees and consultants and certain customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business to execute confidentiality and, where appropriate, invention assignment agreements upon commencement of a relationship with us and typically extending for a period of time beyond termination of the relationship.
Employees
      As of May 31, 2005, we had a total of 907 employees, of whom 100 were in supply chain, 344 were in engineering, 298 were in sales and marketing and 165 were in general and administrative activities. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
Fiscal Year End
      Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.
Financial Information about Segments
      Prior to the spin-off of PalmSource and the acquisition of Handspring, our business comprised two reporting segments: the Solutions Group business and the PalmSource business. As a result of the PalmSource spin-off, the PalmSource reporting segment was eliminated as of the quarter ended November 30, 2003. The continuing business of Palm operates in one reportable segment which develops, designs and markets mobile computing devices and related accessories, services and software (in thousands):

	Years Ended May 31,

	2005	2004	2003

Revenues	$1,270,410	$949,654	$837,637
Income (loss) from continuing operations	66,387	(10,215)	(417,855)
Loss from discontinued operations	—	(11,634)	(24,727)
Net income (loss)	66,387	(21,849)	(442,582)

	May 31,

(in thousands)	2005	2004	2003

Total assets	$950,032	$787,938	$576,626
Financial Information about Geographic Areas
      Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2005, 2004 and 2003, no single country outside the United States accounted for 10% or more of total revenues (in thousands):

	Years Ended May 31,

	2005	2004	2003

Revenues:
United States	$848,052	$573,465	$492,512
Other	422,358	376,189	345,125

Total	$1,270,410	$949,654	$837,637

      Land not in use, property and equipment, net totaled (in thousands):

	May 31,

	2005	2004	2003

Land not in use, property and equipment, net:
United States	$78,155	$78,456	$89,649
Other	1,003	969	1,555

Total	$79,158	$79,425	$91,204

Available Information
      We make available free of charge through our website, www.palm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Palm, Inc., 950 West Maude Avenue, Sunnyvale, California 94085, phone: 1-408-617-7000, email: investor.relations@palm.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file electronically with them at http://www.sec.gov.

Item 2.	Properties
      In July 2005, we moved into and utilize 287,644 square feet of leased space in Sunnyvale, California in two buildings which serve as our corporate headquarters. We also lease research and development and sales and support offices domestically and internationally. We believe that existing facilities are suitable and adequate for our current needs and we are attempting to sublease excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.
      We also own approximately 39 acres of land not in use, located in San Jose, California, that was originally acquired with the intent of building our corporate headquarters. In May 2001, with the downturn in the market, and our declining revenues, construction plans were terminated. We have no current plans to develop this land. Given the depressed state of commercial real estate in the San Jose area, we are not actively marketing the land at the present time.

Item 3.	Legal Proceedings
      The information set forth in Note 17 of the consolidated financial statements of Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has traded on the Nasdaq stock market since our initial public offering on March 2, 2000. Our stock symbol is PALM. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated, as adjusted for the PalmSource spin-off effective October 28, 2003.

	High	Low		High	Low

Fiscal Year 2005			Fiscal Year 2004
Fourth quarter	$28.84	$21.43	Fourth quarter	$23.55	$10.47
Third quarter	$44.60	$21.75	Third quarter	$15.26	$9.61
Second quarter	$39.75	$26.95	Second quarter	$18.40	$12.40
First quarter	$41.54	$20.31	First quarter	$12.34	$8.11
      As of July 15, 2005, we had approximately 6,345 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 from the proceeds of our initial public offering, we have not paid and do not anticipate paying cash dividends in the future.
      The following table summarizes employee stock repurchase activity for the three months ended May 31, 2005:

	Total Number	Average Price
	of Shares	Paid Per
	Purchased	Share

March 1, 2005—March 31, 2005	1,810	$22.53
April 1, 2005—April, 30, 2005	235	$31.42
May 1, 2005—May 31, 2005	8,556	$27.39

	10,601	$26.65

      The total number of shares repurchased includes those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of May 31, 2005 approximately 97,000 shares may still be repurchased. We do not have a publicly announced plan to repurchase any of our shares of registered equity securities.

Item 6.	Selected Financial Data
      The following selected consolidated financial data for each of the five years in the period ended May 31, 2005 have been derived from our audited financial statements and reflect the classification of the operations of Palm’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of net loss have not changed from the amounts previously reported in our annual report on Form 10-K filed on August 5, 2004. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. Our fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31.

	Years Ended May 31,

	2005 (1)	2004 (2)	2003 (3)	2002 (4)	2001 (5)

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,270,410	$949,654	$837,637	$1,004,388	$1,533,171
Cost of revenues *	880,358	677,365	625,879	691,534	1,389,134
Operating income (loss)	77,528	(4,080)	(197,932)	(92,564)	(552,980)
Income (loss) from continuing operations	66,387	(10,215)	(417,855)	(65,151)	(343,395)
Loss from discontinued operations	—	(11,634)	(24,727)	(17,017)	(13,081)
Net income (loss)	66,387	(21,849)	(442,582)	(82,168)	(356,476)
Net income (loss) per share—basic:
Continuing operations	$1.37	$(0.26)	$(14.38)	$(2.28)	$(12.13)
Discontinued operations	—	(0.29)	(0.85)	(0.59)	(0.46)

	$1.37	$(0.55)	$(15.23)	$(2.87)	$(12.59)

Net Income (loss) per share — diluted:
Continuing operations	$1.29	$(0.26)	$(14.38)	$(2.28)	$(12.13)
Discontinued operations	—	(0.29)	(0.85)	(0.59)	(0.46)

	$1.29	$(0.55)	$(15.23)	$(2.87)	$(12.59)

Shares used in computing per share amounts:
Basic	48,486	39,686	29,069	28,640	28,307
Diluted	51,290	39,686	29,069	28,640	28,307
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$362,699	$252,451	$204,967	$265,829	$513,386
Working capital	231,060	142,698	133,677	245,181	217,763
Total assets	950,032	787,938	576,626	989,096	1,233,377
Long-term convertible debt	35,000	35,000	35,000	35,000	—
Other non-current liabilities	12,257	1,600	—	—	—
Total stockholders’ equity	581,023	491,534	255,786	690,848	734,152

(1)	Includes employee separation costs of $3.1 million recorded for certain of our employees, including our former chief executive officer, for one-time payments, and $0.3 million reported in amortization of intangible assets and deferred stock-based compensation for charges associated with unvested shares of Palm restricted stock and a portion of the unvested options to purchase shares of Palm common stock that had their vesting accelerated in connection with employee separation costs.

(2)	Includes results of operations of the acquired Handspring business as of October 29, 2003.

(3)	Includes a $219.6 million increase in our valuation allowance to reduce our net deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. See Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7 of Part II of this Form 10-K for additional details.

(4)	During fiscal year 2002, we experienced continued customer demand for the products that had been previously written off in fiscal year 2001 and settled the component purchase commitments for less than the original amount. Accordingly, during fiscal year 2002, we recognized a benefit of $101.8 million reported as cost of revenues—charge (benefit) for special excess inventory and related costs, because we were able to sell approximately $83.0 million of inventory that had previously been written off and to realize approximately $18.8 million from the favorable settlement of non-cancelable component commitments.

(5)	In the fourth quarter of fiscal year 2001, we recorded a $268.9 million inventory related charge reported in cost of revenues—charge (benefit) for special excess inventory and related costs. During the first three quarters of fiscal year 2001, we were experiencing high growth rates and product supply constraints, including limited supply of certain key components. As a result we purchased inventory and made purchase commitments with third party suppliers in anticipation of the continuation of this trend. During the fourth quarter of fiscal year 2001, we experienced a sudden and significant decline in demand for our products. Revenues in the fourth quarter of fiscal year 2001 were $157.6 million compared to revenues of $463.3 million during the third quarter of fiscal year 2001. This rapid and unexpected decline in demand for handheld device products and in revenues resulted in Palm recording a charge totaling $268.9 million consisting of $144.3 million for excess inventory and related tooling costs and $124.6 million of non-cancelable inventory purchase commitments in excess of our forecasted needs. This excess inventory charge was calculated in accordance with our policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon the Company’s internal sales and marketing forecasts of product demand and inventory levels in the distribution channel.

*	Cost of revenues includes “cost of revenues”, “cost of revenues—charge (benefit) for special excess inventory and related costs” and the applicable portion of “amortization of intangible assets and deferred stock-based compensation”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. The amounts reflect the classification of the operations of Palm’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of net loss have not changed from the amounts previously reported in our annual report on Form 10-K filed on August 5, 2004. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal year 2005 contained 53 weeks, while fiscal years 2004 and 2003 contained 52 weeks. For presentation purposes, the fiscal years have been presented as ending on May 31. Unless otherwise stated, all years and dates refer to our fiscal years and fiscal periods.
Overview and Executive Summary
      Palm, Inc. is a global provider of mobile computing solutions. Our objective is to be the leader in mobile computing. In order to accomplish our objective, we have defined the following strategy: develop market-defining products that deliver a great user experience, capitalize on industry trends, manage a diversified portfolio of mobile computing products and build our brand. During fiscal year 2005, we introduced new innovative products, increased our reported product sell-through, launched our smartphone on numerous carrier networks, acquired unencumbered rights to the Palm brand and returned to profitability.
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
      Margins—We review gross margin in conjunction with revenues to maximize operating performance. We strive to improve our gross margin through disciplined cost and product life-cycle management, supply/demand management and control of our warranty and technical support costs. To achieve desired operating margins, we also monitor our operating expenses closely to keep them in line with our projected revenue.
      Cash flows—We strive to convert operating results to cash. To that effect, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating and capital expenditure requirements.
      We believe the mobile computing solutions market dynamics are generally favorable to us.

•	While the market for handheld computers is maturing, our leadership position and our ability to develop high quality products enable us to produce solid operating performance from this product line. The handheld computing device product line also provides a brand and scale that can be leveraged across our entire product portfolio.

•	The emerging high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the handheld communications device market. With our computing heritage, we are able to work closely with carriers to deploy advanced wireless data applications that take advantage of their recently deployed wireless data networks.
      We expect to experience revenue and operating income growth as a result of our smartphone product line. The smartphone market is in its infancy and people are just beginning to understand the personal and professional benefits of being able to access email or browse the web on a smartphone. We expect this market to expand and we expect to capitalize on this expansion.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.
      Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed and determinable, collection of the resulting receivable is probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, channel inventory levels and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
      Revenue from software arrangements with end users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in software arrangements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.
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
      We accrue for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and any known issues. If we experience claims or significant changes in costs of services, such as third party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.
      We accrue for royalty obligations for our mobile communications and handheld devices based on either unit shipments or a percentage of applicable revenue for the net sales of products using certain software technologies. We recognize royalty obligations as determinable in accordance with license agreement terms. Where agreements are not finalized, accrued royalty obligations represent management’s best estimates using appropriate assumptions and projections at the time based on negotiations with the third parties. We have accrued royalty obligations of $32.0 million as of May 31, 2005 which are reported in other accrued liabilities and includes $29.7 million of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2005 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant in the interim period in which it is recorded.
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
      Our deferred tax assets represent net operating loss carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision/(benefit) to income tax expense. The Company believes that if it continues to experience profitable results of operations, it may have enough evidence to reverse some or all if its valuation allowance during fiscal year 2006.
      Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.
Results of Operations
Comparison of Fiscal Years Ended May 31, 2005 and 2004

Revenues

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Revenues	$1,270,410	100.0%	$949,654	100.0%	$320,756
      We derive our revenues from sales of our mobile computing devices, add-ons and accessories as well as related services. Revenues for fiscal year 2005 increased approximately 34% from fiscal year 2004 which included the results of operations of the former Handspring business only from the date of acquisition (October 29, 2003). During fiscal year 2005, net device units shipped were 4.522 million units at an average selling price of $265. During fiscal year 2004, net device units shipped were 4.107 million units at an average selling price of $209. The average selling price was up approximately 27% in fiscal year 2005 and unit shipments were up approximately 10%. Of this 34% increase in revenues, the increase in average selling prices contributed approximately 27 percentage points and the increase in unit shipments contributed approximately 9 percentage points which were partially offset by a decrease in our wireless Internet access services of approximately 2 percentage points. The increase in average selling price reflects smartphone shipments for the full fiscal year 2005 and a shift in our product mix towards higher priced devices as well as a more favorable pricing environment for handheld computing devices during fiscal year 2005. The increase in unit shipments during fiscal year 2005 was primarily the result of increased smartphone shipments during fiscal year 2005 offset by a decrease in traditional handheld unit sales. We closed our wireless Internet access services in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers and related revenues during fiscal year 2005 decreased by approximately $17.2 million from fiscal year 2004.
      Of the 34% increase in worldwide revenues for fiscal year 2005 over fiscal year 2004, approximately 29 percentage points resulted from an increase in United States revenues and approximately 5 percentage points resulted from an increase in international revenues. International revenues were approximately 33% of worldwide revenues for fiscal year 2005 compared with approximately 40% for fiscal year 2004. The greater increase in United States revenues in comparison to international revenues is primarily due to broader carrier channel coverage in the United States than internationally and the timing of product introductions with carriers. Average selling prices for our devices increased in the United States by 34% and increased in international markets by approximately 16% from fiscal year 2004 to fiscal year 2005. The increase in United States and international average selling prices is primarily the result of the inclusion of smartphone shipments during the full fiscal year 2005 relative to fiscal year 2004 which included results of smartphone sales from the October  29, 2003 Handspring acquisition onwards. Net shipments of devices increased approximately 18% in the United States and decreased approximately 1% internationally. The increase in the United States was primarily due to the inclusion of smartphone unit sales during fiscal year 2005 offset by a decrease in traditional handheld unit sales.

Total Cost of Revenues

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Cost of revenues	$879,435	69.2%	$676,791	71.3%	$202,644
Applicable portion of amortization of intangible assets and deferred stock-based compensation	923	0.1	574	—	349

Total cost of revenues	$880,358	69.3%	$677,365	71.3%	$202,993
      “Total cost of revenues” is comprised of “Cost of revenues” and the “Applicable portion of amortization of intangible assets and deferred stock-based compensation” as shown in the table above. “Cost of revenues” principally consists of material and transformation costs to manufacture our products, OS and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology, facilities and other central costs. “Cost of revenues” as a percentage of revenues decreased by 2.1% to 69.2% for fiscal year 2005 from 71.3% for fiscal year 2004. The decrease is primarily the result of reduced technical service expenses resulting from a change in our support model and more favorable pricing contributing approximately 0.9 percentage points, reduced depreciation on tooling which became fully depreciated resulting in approximately 0.7 percentage points and reduced excess and obsolete charges due to improved product transition management contributing approximately 0.3 percentage points. In addition, product costs as a percentage of revenues decreased approximately 0.6 percentage points and OS royalties decreased in accordance with our software license agreement with PalmSource, which contributed approximately 0.4 percentage points. Partially offsetting these decreases were higher warranty costs as a percentage of revenues during fiscal year 2005 compared to fiscal year 2004 due to the increased mix of smartphones, contributing approximately 1.1 percentage points.
      The “Applicable portion of amortization of intangible assets and deferred stock-based compensation” to cost of revenues increased in absolute dollars during fiscal year 2005 primarily due to an increase in restricted stock awards made during the current fiscal year.

Sales and Marketing

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Sales and marketing	$170,893	13.5%	$152,070	16.0%	$18,823
      Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology, facilities and other central costs. Sales and marketing expenses in fiscal year 2005 increased approximately 12% from fiscal year 2004. The decrease in sales and marketing expense as a percentage of revenues is primarily due to the increase in our revenues during fiscal year 2005 as compared to fiscal year 2004. The increase in sales and marketing expenses in absolute dollars is primarily due to increased advertising costs of approximately $11.5 million, increased personnel and related expenses of approximately $4.5 million, increased trade show and other marketing expenses of approximately $2.3 million and increased spending in direct marketing, collateral and sales literature of approximately $0.7 million. Advertising, tradeshow and other marketing expenses and direct marketing, collateral and sales literature increased primarily due to additional spending for our smartphone products in the current year as compared to the year ago period. The increase in personnel and related expenses was primarily due to a 9% increase in sales and marketing personnel during the year. In addition, marketing development expenses with our retail customers increased approximately $1.6 million. These increases were partially offset by decreased technical sales support costs of approximately $1.8 million.

Research and Development

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Research and development	$89,804	7.1%	$69,367	7.3%	$20,437
      Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology, facilities and other central costs. The decrease in research and development expenses as a percentage of revenues during fiscal year 2005 is primarily due to the increase in revenues during the year compared to fiscal year 2004. Research and development expenses during fiscal year 2005 increased approximately 29% in absolute dollars from the comparable period a year ago. This increase in research and development spending is primarily due to increased project materials and non-recurring engineering costs related to our smartphone products of approximately $7.1 million, increased headcount and the related employee compensation and benefits costs of approximately $11.7 million as a result of an increase in engineering personnel and related recruiting fees, increased travel of approximately $0.8 million as a result of greater international project activity and increased depreciation, facilities and datacom allocations of approximately $1.8 million partially offset by reduced consulting expenses incurred of approximately $1.2 million.

General and Administrative

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
General and administrative	$40,211	3.2%	$37,323	3.9%	$2,888
      General and administrative expenses consist of employee related costs, travel expenses and allocated information technology, facilities and other central costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues during fiscal year 2005 is primarily due to increased revenues during the year as compared to fiscal year 2004. The increase in general and administrative expenses in absolute dollars is primarily comprised of an increase of $3.4 million of employee compensation and benefits costs primarily the result of an increased number of general and administrative employees during the year. In addition, consulting and professional service fees increased by approximately $1.8 million primarily due to the incremental costs related to our implementation of Sarbanes-Oxley Section 404 requirements, partially offset by a decrease in the charge for our provision for doubtful accounts of $2.2 million primarily due to overall improvements in our accounts receivables.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$9,833	0.8%	$9,751	1.0%	$82
      The increase in amortization of intangible assets and deferred stock-based compensation in absolute dollars during fiscal year 2005 as compared to fiscal year 2004 is primarily due to an additional $3.2 million for the inclusion of amortization of the remaining intangible assets and deferred stock-based compensation related to the acquisition of Handspring for the full fiscal year, as compared to only a portion of fiscal year 2004 and $1.0 million of additional amortization of deferred stock-based compensation, which includes the charges associated with unvested shares of Palm restricted stock and a portion of the unvested options to purchase shares of Palm common stock that had their vesting accelerated in connection with employee separation costs for our former chief executive officer. These increases were largely offset by a decrease of approximately $4.2 million in amortization expense related to the customer backlog intangible asset arising from the acquisition of Handspring which was fully amortized during fiscal year 2004.

Restructuring Charges (Adjustments)

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Restructuring charges (adjustments)	$(360)	—%	$8,432	0.9%	$(8,792)
      Restructuring charges relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring adjustments recorded during fiscal year 2005 of $0.4 million, consist of $0.1 million related to restructuring actions taken during the third quarter of fiscal year 2004 and $0.3 million related to restructuring actions taken during the third quarter of fiscal year 2003. Restructuring charges related to fiscal year 2004 consist of $8.9 million related to the restructuring actions taken during the first and third quarters of fiscal year 2004 less adjustments of $0.5 million related to restructuring actions taken in the third quarter of fiscal year 2003.

•	the third quarter of fiscal year 2004 restructuring actions consisted of severance, benefits and other costs related to workforce reductions of approximately $5.2 million during fiscal year 2004, primarily in the United States and United Kingdom, of approximately 100 regular employees. During the year ended May 31, 2005, we recorded restructuring adjustments of $0.1 million and all actions were completed. Approximately $4.8 million had been paid in cash, primarily for severance and benefits.

•	the first quarter of fiscal year 2004 restructuring actions of $3.7 million consisted of severance, benefits and other costs related to workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. As of May 31, 2004, all of the headcount reductions and canceled projects were completed. Approximately $1.5 million had been paid in cash for severance and benefits, $1.1 million had been paid in cash related to excess facilities and approximately $0.6 million had been paid in cash for cancelled projects.

•	the third quarter of fiscal year 2003 restructuring actions consisted of charges related to workforce reductions of approximately $6.1 million, facilities and property and equipment disposed of or removed from service of $2.4 million and cancelled programs of $10.6 million. These restructuring actions relate to the implementation of a series of actions to better align our expense structure with our revenues. Workforce reductions relate to severance, benefits and related costs, of approximately 140 regular employees primarily in the United States. As of May 31, 2004, all of the headcount reductions had been completed. Cash payments of approximately $5.3 million related to workforce reductions, $1.9 million of excess facilities and property and equipment disposed of and $6.7 million related to discontinued project costs were made. During fiscal year 2004, net adjustments of approximately $0.5 million were recorded related to workforce reduction costs and excess facilities and equipment costs due to changes from the original estimate of the costs. During fiscal year 2005, net adjustments of approximately $0.3 million were recorded related to discontinued project costs and excess facilities and equipment costs and all actions were completed.

      Restructuring actions initiated in the first quarter of fiscal year 2004 and the fourth quarter of fiscal year 2001 were substantially completed except for remaining contractual payments for excess facilities. Restructuring actions initiated in the third quarter of fiscal year 2004 and the third quarter of fiscal year 2003 are complete. We cannot assure you that our current estimates of the costs associated with these restructuring actions will not change during implementation.

Employee Separation Costs

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Employee separation costs	$3,066	0.2%	$—	—%	$3,066
      Employee separation costs represent costs recorded for certain of our employees, including our former chief executive officer, for one-time payments.

Interest and Other Income (Expense), Net

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Interest and other income (expense), net	$3,003	0.2%	$(44)	—%	$3,047
      Interest and other income (expense), on a net basis, was $3.0 million of net income for the fiscal year ended May 31, 2005 and primarily consisted of approximately $6.5 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $3.7 million of interest expense and bank and other charges. Interest and other income (expense) in fiscal year 2004 primarily consisted of interest income on our cash, cash equivalents and short-term investments of $2.7 million and $2.4 million of proceeds from reimbursement for a legal settlement, offset by interest expense and bank and other charges of $4.0 million and $1.1 million in legal settlements. Interest income increased primarily as the result of higher cash, cash equivalent and short-term investment balances and increased interest rates. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Income Tax Provision

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Income tax provision	$14,144	1.1%	$6,091	0.6%	$8,053
      The income tax provision for fiscal year 2005 represented approximately 18% of pretax income, which includes foreign and state income taxes of approximately $4.4 million and acquisition accounting adjustments to goodwill of approximately $9.8 million, partially offset by the favorable conclusion to two tax audits which reduced our first and third quarter tax provisions but which are not anticipated to recur. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that were realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction. The income tax provision for the year ended May 31, 2004 was primarily related to foreign income taxes. We continue to maintain our deferred tax asset valuation allowance which is reviewed quarterly and will be preserved until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. The Company believes that if it continues to experience profitable results of operations, it may have enough evidence to reverse some or all if its valuation allowance during fiscal year 2006.

Loss From Discontinued Operations

	Years Ended May 31,
					Increase/
	2005	% of Revenue	2004	% of Revenue	(Decrease)

	(dollars in thousands)
Loss from discontinued operations	$—	—%	$(11,634)	(1.2)%	$11,634
      Loss from discontinued operations was $11.6 million in fiscal year 2004. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date of approximately $6.4 million and the historical consolidated separation costs incurred to affect the PalmSource distribution of approximately $5.2 million.
Comparison of Fiscal Years Ended May 31, 2004 and 2003

Revenues

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Revenues	$949,654	100.0%	$837,637	100.0%	$112,017
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

Total Cost of Revenues

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Cost of revenues	$676,791	71.3%	$624,980	74.6%	$51,811
Applicable portion of amortization of intangible assets and deferred stock-based compensation	574	—	899	0.1	(325)

Total cost of revenues	$677,365	71.3%	$625,879	74.7%	$51,486
      “Cost of revenues” as a percentage of revenues decreased by 3.3% to 71.3% for fiscal year 2004 from 74.6% for fiscal year 2003. The decrease is primarily the result of (i) lower product costs as a percentage of revenues for the products introduced during fiscal year 2004 compared to products introduced during the prior year, representing a decrease of approximately 3.5 percentage points, (ii) favorable scrap and rework costs during fiscal year 2004 as a result of lower open box returns contributing an additional 1.2 percentage points and (iii) a reduced Palm OS royalty rate during the latter half of the year, as a result of our software license agreement with PalmSource, contributing approximately 0.5 percentage points. These were partially offset by an increase of approximately 1.6 percentage points due to warranty expenses related to our Treo 600 product.
      The “Amortization of intangible assets and deferred stock-based compensation” applicable to the cost of revenues decreased as a percentage of revenue and in absolute dollars in fiscal year 2004 primarily due to certain restricted stock awards becoming fully amortized during fiscal year 2003.

Sales and Marketing

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Sales and marketing	$152,070	16.0%	$160,001	19.1%	$(7,931)
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

Research and Development

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Research and development	$69,367	7.3%	$70,175	8.4%	$(808)
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

General and Administrative

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
General and administrative	$37,323	3.9%	$37,307	4.5%	$16
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

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$9,751	1.0%	$3,266	0.4%	$6,485
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

Restructuring Charges (Adjustments)

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Restructuring charges (adjustments)	$8,432	0.9%	$37,300	4.5%	$(28,868)
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
      The fiscal year 2004 restructuring charges of $8.9 million consist of:

•	the third quarter of fiscal year 2004 restructuring actions of $5.2 million consisted of severance, benefits and other costs related to workforce reductions, primarily in the United States and United Kingdom, of approximately 100 regular employees. As of May 31, 2004, approximately 95 of the employees have been terminated as a result of this restructuring and approximately $4.2 million had been paid in cash, primarily for severance and benefits. Upon completion of the restructuring action, estimated future savings were expected to be approximately $11.5 million per year.

•	the first quarter of fiscal year 2004 restructuring actions of $3.7 million consisted of severance, benefits and other costs related to workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. As of May 31, 2004, all of the headcount reductions have been completed. Approximately $1.5 million had been paid in cash for severance and benefits, $0.7 million had been paid in cash related to excess facilities and approximately $0.6 million had been paid in cash for cancelled projects. Upon completion of these restructuring actions, estimated future savings were expected to be approximately $6.1 million per year.

      Restructuring charges taken in prior periods included:

•	the third quarter of fiscal year 2003 restructuring actions consisted of charges related to workforce reductions of approximately $6.1 million, facilities and property and equipment disposed of or removed from service of $2.4 million and cancelled programs of $10.6 million. These restructuring actions relate to the implementation of a series of actions to better align our expense structure with our revenues. Workforce reductions relate to severance, benefits and related costs, of approximately 140 regular employees primarily in the United States. As of May 31, 2004, all of the headcount reductions have been completed. Cash payments of approximately $5.3 million related to workforce reductions, $1.5 million of excess facilities and property and equipment disposed of and $4.7 million related to discontinued project costs were made. During fiscal year 2004, net adjustments of approximately $0.5 million were recorded related to workforce reduction costs and excess facilities and equipment costs due to changes from the original estimate of the costs.

•	the fourth quarter fiscal year 2002 restructuring charges related to workforce reductions across all geographic regions of approximately 90 regular employees, facilities and property and equipment that would be disposed of or removed from service in fiscal year 2003 and cancelled project costs. During the year ended May 31, 2003, we recorded restructuring adjustments totaling $1.4 million to reflect the changes in the estimated costs of certain actions from the original estimates. Cash payments of approximately $13.5 million were made related to this series of actions. All actions were complete as of May 31, 2003.

•	the second quarter fiscal year 2002 restructuring actions related to workforce reductions across all geographic regions of approximately 210 regular employees, excess facilities and related costs for lease commitments for space no longer needed or intended for use. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003 we recorded restructuring adjustments totaling $1.5 million to reflect the changes in the estimated costs of certain actions from the original estimates.

•	the fourth quarter fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which we had previously planned to build our corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions of approximately 205 regular employees and discontinued project costs. As of May 31, 2003, headcount reductions were complete. During the year ended May 31, 2003, we recorded additional charges totaling $21.1 million due to further changes from the original estimate of the cost of the restructuring actions announced in the fourth quarter of fiscal year 2001 primarily due to changes in estimates of sublease income for excess facilities. The ability to realize sublease income is dependent on lease market conditions. The amount of estimated sublease income may be subject to change based upon developments in lease market conditions and other pertinent facts. As of May 31, 2004, the balance consisted of lease commitments payable over seven and a half years, net of estimated sublease income, of $19.6 million.
      Restructuring actions initiated in the third quarter of fiscal year 2004 are anticipated to be complete by the fourth quarter of fiscal year 2005. Restructuring actions initiated in the first quarter of fiscal year 2004, third quarter of fiscal year 2003 and the fourth quarter of fiscal year 2001 were substantially completed except for remaining contractual payments for excess facilities and project termination fees. Restructuring actions initiated in the second and fourth quarter of fiscal year 2002 are complete. We cannot assure you that our current estimates of the costs associated with these restructuring actions will not change during implementation.

Impairment Charges

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Impairment charges	$—	—%	$102,540	12.2%	$(102,540)
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

Interest and Other Income (Expense), Net

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Interest and other income (expense), net	$(44)	—%	$3,005	0.4%	$(3,049)
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

Income Tax Provision

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Income tax provision	$6,091	0.6%	$222,928	26.6%	$(216,837)
      The income tax provision for fiscal year 2004 represented (148)% of pretax loss, which represents foreign income taxes. The income tax provision for fiscal year 2003 represented (114)% of pretax loss, reflecting a $219.6 million increase in the valuation allowance for deferred tax assets, first established in fiscal year 2002, as well as income taxes in foreign jurisdictions, which are not offset by operating loss carryforwards. As of the end of fiscal year 2002, we had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before our net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of our PalmSource subsidiary and our wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, our business plans had developed such that the potential sale or transfer of PalmSource and our wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, we increased our valuation allowance by $219.6 million to reflect these changes and to reduce the net deferred tax assets to $34.8 million, which is the amount supported by the value of our intellectual property transfer strategy which, as of that date and at the end of fiscal year 2004, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before our net operating loss carryforwards expired. The net operating loss carryforwards, which are a significant component of the deferred tax assets of Palm and which totaled $586 million at May 31, 2004, remain available for us to utilize against future profits.

Loss From Discontinued Operations

	Years Ended May 31,
					Increase/
	2004	% of Revenue	2003	% of Revenue	(Decrease)

	(dollars in thousands)
Loss from discontinued operations	$(11,634)	(1.2)%	$(24,727)	(3.0)%	$13,093
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
Liquidity and Capital Resources
      Cash and cash equivalents at May 31, 2005 were $128.2 million, compared to $98.6 million at May 31, 2004. The increase of $29.6 million in cash and cash equivalents was primarily attributable to net income of $66.4 million, non-cash charges of $25.4 million, changes in assets and liabilities of $22.9 million and proceeds of $20.9 million from employee stock plan activity. This was offset by $81.5 million in net purchases of short-term investments, cash used for the purchase of property and equipment of $15.3 million, a payment to acquire the Palm brand of $7.5 million and repayment of debt of $1.6 million.
      We anticipate our May 31, 2005 total cash, cash equivalents and short-term investments balance of $362.7 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies.
      Net accounts receivables was $140.2 million at May 31, 2005, an increase of $19.4 million, or 16%, from $120.8 million at May 31, 2004. Days sales outstanding, or DSO, of receivables decreased to 38 days at May 31, 2005 from 41 days at May 31, 2004. The increase in net accounts receivables was primarily due to an increase in revenues of approximately $68.5 million, or 26%, in the fourth quarter of fiscal year 2005 compared to the fourth quarter of fiscal year 2004, partially offset by strong collection activity during the quarter.

      The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of May 31, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$58,655	$8,546	$18,537	$19,570	$12,002
Long-term convertible debt	35,000	—	35,000	—	—
Note payable to PalmSource for brand	22,500	7,500	11,250	3,750	—
Purchase obligation commitments:
Patent and license	2,700	2,700	—	—	—
License and other fees due PalmSource	148,500	41,000	77,500	30,000	—

Total contractual obligations	$267,355	$59,746	$142,287	$53,320	$12,002

      Our facilities are leased under operating leases that expire at various dates through September 2011.
      In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations, we retained $35.0 million and the remainder was assumed by PalmSource. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $64.60 per share. We may force a conversion at any time, provided our common stock has traded above $99.48 per share for a defined period of time. In the event we distribute significant assets, we may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.
      In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the Palm brand name. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. We will pay $30.0 million in installments over 3.5 years and have granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. As of May 31, 2005, the remaining amount due to PalmSource is $22.5 million.
      We have a patent and license agreement with a third party vendor under which Palm is committed to pay $2.7 million in fiscal year 2006.
      We have an agreement with PalmSource that grants us certain licenses to develop, manufacture, test, maintain and support our products. This agreement was renewed in May 2005, providing for continued development and marketing of Palm products based on the PalmSource operating system through 2009. Under the agreement, we agreed to pay PalmSource license and royalty fees based upon net revenue of our products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The source code license fee was reduced to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008 under the amended license agreement. Annual maintenance and support fees were approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005, December 3, 2006, December 3, 2007, December 3, 2008 and December 3, 2009, respectively.
      We accrue for royalty obligations for our mobile communications and handheld devices based on either unit shipments or a percentage of applicable revenue for the net sales of products using certain software technologies. We recognize royalty obligations as determinable in accordance with license agreement terms. Where agreements are not finalized, accrued royalty obligations represent management’s best estimates using appropriate assumptions and projections at the time based on negotiations with the third parties. We have accrued royalty obligations of $32.0 million as of May 31, 2005 which are reported in other accrued liabilities and includes $29.7 million of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2005 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant in the interim period in which it is recorded.
      We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build product based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover our forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2005, our commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of our products are approximately $124.5 million.
      In August 2003, we entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year. The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (6.0% at May 31, 2005) or, at our election subject to specific requirements, equal to LIBOR plus 1.75% (5.01% at May 31, 2005). The interest rate may vary based on fluctuations in market rates. We are subject to a financial covenant requirement under the credit line agreement to maintain cash on deposit and short-term investments in the United States of not less than $100.0 million. As of May 31, 2005 we had used our credit line to support the issuance of letters of credit of $9.2 million.
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
Effects of Recent Accounting Pronouncements
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

SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. Management has not yet determined the impact that SFAS 123(R) will have on its financial position, results of operations and statement of cash flows, but expects that the impact will be material.
Business Environment and Risk Factors
      You should carefully consider the risks described below and the other information in this Form 10-K. The business, results of operations or financial condition of Palm could be seriously harmed, and the trading price of Palm common stock may decline due to any of these risks.
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
      The market for mobile communications and computing devices is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues, results of operations and financial condition, particularly given our size, limited resources and lack of diversification.
      We operate in the mobile communications and computing industry which includes both handheld and smartphone devices. Over the last few years, we have seen year-over-year declines in the volume of handheld devices while demand for smartphone devices has increased. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we are rebalancing investment towards smartphone products in response to forecasted market demand trends. We cannot assure you that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. If we are unable to adequately respond to changes in demand for handheld and smartphone devices, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.
      This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on mobile communications and computing devices. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our handheld and smartphone products. Our smartphone products-related revenue grew from approximately 18% of our total revenue during fiscal year 2004 to approximately 46% during fiscal year 2005, causing us to shift the focus of a large portion of our engineering resources towards the smartphone opportunity as well as hire and integrate new employees. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.
      If we fail to develop and introduce new products and services successfully and in a cost effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.
      We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer.
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
      We outsource most of our hardware design to third party manufacturers. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.
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
      These manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our device products. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. If these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase. While we may have contractual remedies under manufacturing agreements, our business and reputation could be harmed. In addition, our contractual relationships are principally with the manufacturers of our products, and not with component suppliers. In the absence of a contract with the manufacturer that requires it to obtain and pass through warranty and indemnity rights with respect to component suppliers, we may not have recourse to any third party in the event of a component failure.
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
      We outsource most of the warranty support, product repair and technical support for our products to third party providers, which are located around the world. We depend on their expertise, and we rely on them to provide satisfactory levels of service. If our third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and results of operations could suffer.
      Our handheld and wireless communications devices may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.
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
      In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile communications and computing market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our handheld and wireless communications products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, results of operations and financial condition.
      If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share, and our business, results of operations and financial condition would be adversely affected.
      The mobile communications and computing device market is highly competitive, and we expect increased competition in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter this market or increasingly expand and market their competitive product offerings or both.
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
      Our devices compete with a variety of mobile devices. Our principal competitors include:

•	personal computer companies, such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Medion and MiTac, and consumer electronics companies, such as Garmin, NEC and Yakumo, which also develop and sell handheld computing products, mobile managers and/or smartphone products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems;

•	mobile handset manufacturers, such as High Tech Computer (HTC), Kyocera, LG, Motorola, Nokia, Research in Motion, Samsung, Sanyo, Siemens and Sony-Ericsson, which also develop smartphones, other wireless products and/or mobile managers running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux or proprietary operating systems; and

•	a variety of early-stage technology companies.
      Some of these competitors, such as HTC, produce smartphones as carrier-branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultramobile personal computers and laptop computers with wide area network or data cards and VoIP, and WiFi phones with VoIP.
      Some competitors sell or license server, desktop and/or laptop computing products, software and/or recurring services in addition to mobile communications and computing products and may choose to market their mobile communications and computing products at a discounted price or give them away for free with their other products or services, which could negatively affect our ability to compete.
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
      Successful new product introductions or enhancements by our competitors could cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, reduced demand for our products and services, increased expenses, reduced margins and loss of market share. Failure to compete successfully against current or future competitors could harm our business, results of operations and financial condition.
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
      When we sell our wireless products on our own website, we sometimes have the opportunity to earn end-customer acquisition subsidies from wireless carriers if the end-customer also purchases a voice or data plan from the wireless carrier. Today the wireless industry is generally decreasing subsidies on voice services. Moreover, the wireless carriers that currently provide Palm with subsidies may reduce or discontinue these subsidies with little notice. While we believe wireless carriers will continue to offer subsidies to Palm, if these subsidies were reduced or eliminated, the gross margins for the affected products sold through our web site would decline and we would be more limited in our ability to price our products competitively to cost sensitive consumers.
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
      We are required to certify our wireless products with governmental and regulatory agencies and with the wireless carriers for use on their networks. The certification process can be time consuming, could delay the offering of our wireless device products on carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and thereby reduce their focus on our products, which would have a negative impact on our wireless communications products sales volumes, our revenues and our cost of revenues.
      We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information or conflicts among our channels of distribution could adversely affect our business, results of operations and financial condition.
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
      Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, these sales channel partners could modify their business practices, such as inventory levels, or seek to modify their contractual terms, such as return rights or payment terms. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales channel partners could negatively impact our business, results of operations and financial condition.
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
      Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-customers, and there is also competition among Internet-based resellers. We also sell our products directly to end-customers from our Palm.com web site and our Palm stores. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and results of operations.
      We are dependent on a concentrated number of significant customers, and the loss or credit failure of any of those customers could have an adverse affect on our business, results of operation and financial condition.
      Our three largest customers in fiscal year 2005 accounted for 34% of our revenues in fiscal year 2005, compared to 25% in fiscal year 2004. We expect this trend of increased revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operation and financial condition.
      In addition, our two largest customers in fiscal years 2005 and 2004 accounted for 24% of our accounts receivable at the end of fiscal year 2005 and at the end of fiscal year 2004. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, increasing our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer. While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, results of operation and financial condition.
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
      We depend on our suppliers, some of which are the sole source for certain components and elements of our technology and some of which are competitors, and our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost effective basis.
      Our handheld and wireless communications products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.
      Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the mobile communications and computing industry. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our handheld and wireless communications device products will be harmed. For example, through the fourth quarter of fiscal year 2004, we experienced a critical shortage of screens and related integrated circuits. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.
      Our product strategy is substantially dependent on the Palm OS, which is owned by PalmSource, an independent public company that was formerly a subsidiary of Palm.
      We have a license agreement with PalmSource, which extends through December 2009. Our license of the Palm OS from PalmSource is critical to the operation of our products. While we are not contractually precluded from licensing or developing an alternative operating system, doing so could be costly in terms of cash and other resources. We currently rely exclusively on PalmSource to provide the operating system for all of our handheld and wireless communications device products. Termination of this license, an adverse change in our relationship with PalmSource, PalmSource’s failure to supply a competitive platform or an unfavorable outcome in any material lawsuit involving the Palm OS could harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource regardless of the volume of devices we sell containing the Palm OS. Our business could be harmed if:

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
      Our business would also be harmed if PalmSource were not able to successfully implement its business strategy or is otherwise unsuccessful as a stand-alone company. In addition, we cannot assure you that PalmSource will remain an independent public company. While our software license agreement with PalmSource includes certain protections for us if PalmSource is acquired, these protections may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.
      Other than restrictions on the use of certain trademarks and domain names, nothing prohibits Palm from competing with PalmSource or offering products based on a competing operating system, and, other than the restrictions on the use of certain trademarks and domain names, nothing prohibits PalmSource from competing with Palm or offering PalmSource’s operating system to competitors of Palm. Palm and PalmSource may not be able to resolve any potential conflicts that may arise between us, which may damage our relationship with PalmSource.
      Palm is a defendant in at least one intellectual property lawsuit involving the Palm OS. Although PalmSource generally indemnifies us for damages arising from such lawsuits, other than with respect to the litigation with Xerox, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource, we could still be adversely affected by a determination adverse to PalmSource as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or failure of PalmSource to adequately indemnify us.
      If we are unable to obtain key technology from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.
      We license third-party software and hardware for use in our handheld and wireless communications device products, including the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technology is not delivered to us in a timely manner, on acceptable business terms or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.
      Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.
      Our success depends on our ability to attract and retain highly skilled personnel, including senior management. Over the past twelve months, we have experienced turnover in some of our senior management positions, and we are actively recruiting to fill these positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. For example, we have recently moved into, invested in and committed ourselves to a six-year headquarters lease, but that space may not be adequate for our needs over the full term of the lease. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options or other equity incentives, or both.
      Palm’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans, but the number of shares available for new option grants is limited and new accounting rules from the Financial Accounting Standards Board and other agencies concerning the expensing of stock options, which will require us and other companies to record substantial charges to earnings, may cause us to reevaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.
      In past quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our anticipated revenue base or areas of focus and we have seen some turnover in our workforce. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and negatively affect our business.
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
      If we are unsuccessful in our litigation with Xerox, our results of operations and financial condition could be harmed.
      We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS, as described in Note 17 to the consolidated financial statements in this annual report. We cannot assure you that Palm will prevail against this claim and we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. We are also contractually obligated to indemnify PalmSource for the amount of any damages awarded in, or agreed to in settlement of this litigation or for any claims brought against PalmSource by its licensees as a result of this alleged infringement. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. In addition, Xerox, unsuccessfully sought, but might again seek, an injunction preventing us or Palm OS licensees from offering products with Palm OS which include Graffiti handwriting recognition software, even though we have largely transitioned our products to a handwriting recognition software that does not use Graffiti as well as to physical keyboards. Accordingly, if Xerox is successful, our results of operations and financial condition could be harmed.
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
      There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure you that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones pose a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from wireless communications devices could adversely impact use of wireless communications devices and our reputation, business, results of operations and financial condition.
      If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.
      Our success depends in large part on our proprietary technology and other intellectual property rights. We recently made a significant investment in acquiring the rights to the Palm and related trademarks and will continue to invest in that brand and in our patent portfolio.

      We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations.
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
      Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our products.
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
      Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for Palm to 50% or more.
      As a result of the acquisition of Handspring, we experienced a change in our ownership of approximately 30%. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.
      Recently enacted and proposed changes in securities laws and regulations have increased and will continue to increase our costs.
      The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq have required changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now require stockholder approval. For example, compliance with Section 404 of the Sarbanes-Oxley Act requires the commitment of significant resources to document and review internal controls over financial reporting.
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
      Any change in financial accounting standards or practices that cause us to change the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. For example, in December 2004, the FASB issued SFAS No. 123(R), which requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. The adoption of SFAS 123(R) is expected to have a material impact on our results of operations. If investors attempt to compare our results with the results of other companies, our company and valuation may appear less attractive, which could adversely affect the market price of our common stock.
      We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.
      We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations and products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, including timely integration of internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of deferred stock-based compensation. In addition, we have made strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial condition.

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
      The historical financial information for Palm, which includes results of the PalmSource business as discontinued operations, does not necessarily reflect what Palm’s financial condition, results of operations and cash flows would have been had the PalmSource business not been a part of Palm during historical periods.
      In accordance with United States generally accepted accounting principles, we accounted for the acquisition of Handspring using the purchase method of accounting. Under the purchase method of accounting, we allocated the total purchase price to Handspring’s net tangible assets and amortizable intangible assets, based on their fair values as of the effective date of the acquisition of Handspring, and recorded the excess of the purchase price over those fair values as goodwill. We will incur depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition of Handspring which will have an adverse effect on our results of operations. In addition, to the extent the value of goodwill becomes impaired, we may be required to incur material charges relating to the impairment of those assets that may adversely affect our results of operations.
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
      Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.
      In addition, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business and results of operations could be harmed by decreases in demand for our products or reductions in margins.
      While we sell our products worldwide, one component of our strategy is to expand our sales efforts in China, India and other countries with large populations and propensities for adopting new technologies. We have limited experience with sales and marketing in some of these countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.
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
      Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, health epidemics and other natural disasters and events beyond our control. For example, a significant part of our third-party manufacturing is based in Taiwan that has experienced earthquakes and is considered seismically active. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.
      Wars, terrorist attacks or other threats beyond our control could negatively impact consumer confidence, which could harm our operating results.
      Wars, terrorist attacks or other threats beyond our control could have an adverse impact on the United States and world economy in general, and consumer confidence and spending in particular, which could harm our business, results of operations and financial condition.
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
      Under the tax sharing agreement between PalmSource and us, PalmSource would be required to indemnify us if the sale of PalmSource’s common stock caused the distribution of PalmSource’s common stock to be taxable to us. In addition, under the tax sharing agreement, Palm has agreed to indemnify PalmSource for certain taxes and similar obligations that PalmSource could incur under certain circumstances. PalmSource may not be able to adequately satisfy its indemnification obligation under the tax sharing agreement. Finally, although under the tax sharing agreement PalmSource is required to indemnify us for taxes of PalmSource, we may be held jointly and severally liable for taxes determined on a consolidated basis.
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
      Our Board of Directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock outstanding as of November 6, 2000. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise of the rights shares of our preferred stock, or shares of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
      We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2005 would cause an immaterial decline in the fair value of our cash equivalents. As of May 31, 2005, we had short-term investments of $234.5 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2005 would cause a decline of less than 1% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.
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
Equity Price Risk
      As of May 31, 2005 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Palm, Inc.:
      We have audited the accompanying consolidated balance sheets of Palm, Inc. (formerly palmOne, Inc.) and subsidiaries (“the Company”) as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Palm, Inc. and subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 27, 2005

Palm, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended May 31,

	2005	2004	2003

Revenues	$1,270,410	$949,654	$837,637
Costs and operating expenses:
Cost of revenues(*)	879,435	676,791	624,980
Sales and marketing	170,893	152,070	160,001
Research and development	89,804	69,367	70,175
General and administrative	40,211	37,323	37,307
Amortization of intangible assets and deferred stock-based compensation(**)	9,833	9,751	3,266
Restructuring charges (adjustments)	(360)	8,432	37,300
Employee separation costs	3,066	—	—
Impairment charges	—	—	102,540

Total costs and operating expenses	1,192,882	953,734	1,035,569
Operating income (loss)	77,528	(4,080)	(197,932)
Interest and other income (expense), net	3,003	(44)	3,005

Income (loss) before income taxes	80,531	(4,124)	(194,927)
Income tax provision	14,144	6,091	222,928

Income (loss) from continuing operations	66,387	(10,215)	(417,855)
Loss from discontinued operations (net of taxes of $0, $252 and $2,070, respectively)	—	(11,634)	(24,727)

Net income (loss)	$66,387	$(21,849)	$(442,582)

Net income (loss) per share:
Basic:
Continuing operations	$1.37	$(0.26)	$(14.38)
Discontinued operations	—	(0.29)	(0.85)

	$1.37	$(0.55)	$(15.23)

Diluted:
Continuing operations	$1.29	$(0.26)	$(14.38)
Discontinued operations	—	(0.29)	(0.85)

	$1.29	$(0.55)	$(15.23)

Shares used in computing per share amounts:
Basic	48,486	39,686	29,069

Diluted	51,290	39,686	29,069

(*)	Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation
(**)	Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$923	$574	$899
Sales and marketing	6,760	7,906	704
Research and development	256	234	1,245
General and administrative	1,560	1,037	418
Employee separation costs	334	—	—

Total amortization of intangible assets and deferred stock—based compensation	$9,833	$9,751	$3,266

See notes to consolidated financial statements.

Palm, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	May 31,	May 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$128,164	$98,569
Short-term investments	234,535	153,882
Accounts receivable, net of allowance for doubtful accounts of $6,874 and $8,317, respectively	140,162	120,757
Inventories	35,544	14,030
Investment for committed tenant improvements	6,182	7,197
Prepaids and other	8,225	8,067

Total current assets	552,812	402,502
Restricted investments	775	1,175
Land not in use	60,000	60,000
Property and equipment, net	19,158	19,425
Goodwill	249,161	257,363
Intangible assets, net	30,373	10,979
Deferred income taxes	36,217	34,800
Other assets	1,536	1,694

Total assets	$950,032	$787,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,720	$112,772
Accrued restructuring	15,400	27,156
Provision for committed tenant improvements	6,182	7,197
Other accrued liabilities	164,450	112,679

Total current liabilities	321,752	259,804
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	12,257	1,600
Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; outstanding: none	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 49,488 shares and 47,032 shares, respectively	49	47
Additional paid-in capital	1,406,935	1,383,630
Unamortized deferred stock-based compensation	(2,422)	(1,995)
Accumulated deficit	(824,251)	(890,638)
Accumulated other comprehensive income	712	490

Total stockholders’ equity	581,023	491,534

Total liabilities and stockholders’ equity	$950,032	$787,938

See notes to consolidated financial statements.

Palm, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Unamortized		Other
		Additional	Deferred		Comprehensive
	Common	Paid-In	Stock-based	Accumulated	Income
	Stock	Capital	Compensation	Deficit	(Loss)	Total

Balances, May 31, 2002	$29	$1,122,674	$(5,743)	$(426,207)	$95	$690,848
Components of comprehensive loss:
Net loss	—	—	—	(442,582)	—	(442,582)
Net unrealized loss on available-for-sale investments	—	—	—	—	(1,707)	(1,707)
Recognized losses included in earnings	—	—	—	—	1,747	1,747
Accumulated translation adjustments	—	—	—	—	1,100	1,100

Total comprehensive loss	—	—	—	—	—	(441,442)

Common stock issued under stock plans, net	—	3,104	(627)	—	—	2,477
Stock-based compensation expense	—	—	3,903	—	—	3,903
Cancelled restricted stock grants related to terminated employees	—	(1,959)	1,959	—	—	—

Balances, May 31, 2003	29	1,123,819	(508)	(868,789)	1,235	255,786
Components of comprehensive loss:
Net loss	—	—	—	(21,849)	—	(21,849)
Net unrealized loss on available-for-sale investments	—	—	—	—	(442)	(442)
Accumulated translation adjustments	—	—	—	—	147	147

Total comprehensive loss	—	—	—	—	—	(22,144)

Common stock issued:
Under stock plans, net	2	20,526	(1,096)	—	—	19,432
Private placements	2	37,013	—	—	—	37,015
Common stock issued and options assumed in conjunction with acquisition	14	237,223	(2,233)	—	—	235,004
Effect of distribution of PalmSource, Inc. shares	—	(34,589)	—	—	(450)	(35,039)
Stock-based compensation expense	—	442	1,038	—	—	1,480
Cancelled restricted stock and option grants related to terminated employees	—	(804)	804	—	—	—

Balances, May 31, 2004	47	1,383,630	(1,995)	(890,638)	490	491,534
Components of comprehensive income:
Net income	—	—	—	66,387	—	66,387
Net unrealized loss on available-for-sale investments	—	—	—	—	(180)	(180)
Recognized losses included in earnings	—	—	—	—	165	165
Accumulated translation adjustments	—	—	—	—	237	237

Total comprehensive income	—	—	—	—	—	66,609

Common stock issued under stock plans, net	2	23,416	(2,565)	—	—	20,853
Stock-based compensation expense	—	—	2,027	—	—	2,027
Cancelled restricted stock and option grants related to terminated employees	—	(111)	111	—	—	—

Balances, May 31, 2005	$49	$1,406,935	$(2,422)	$(824,251)	$712	$581,023

See notes to consolidated financial statements.

Palm, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended May 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$66,387	$(21,849)	$(442,582)
Loss from discontinued operations (See Note 3 to consolidated financial statements)	—	11,634	24,727

Income (loss) from continuing operations	66,387	(10,215)	(417,855)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	15,546	20,925	24,172
Amortization	9,833	10,603	4,547
Deferred income taxes	(1,417)	—	219,625
Impairment charges	—	—	102,540
Recognized (gain) loss on equity investments	(200)	—	3,747
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	(19,089)	(13,759)	(34,391)
Inventories	(21,514)	12,768	32,256
Prepaids and other	1,915	3,403	7,654
Accounts payable	22,948	627	(6,452)
Accrued restructuring	(11,570)	(15,766)	3,094
Other accrued liabilities	50,209	(21,644)	6,234

Net cash provided by (used in) operating activities	113,048	(13,058)	(54,829)

Cash flows from investing activities:
Purchase of brand name intangible	(7,500)	—	—
Purchase of property and equipment	(15,279)	(5,776)	(8,156)
Purchase of equity investments	—	—	(1,000)
Sale of equity investments	1,200	—	—
Acquisition of business, net of cash acquired	—	16,114	—
Cash distributions from/ (advances) to PalmSource	—	(6,000)	819
Purchase of short-term investments	(320,291)	(368,489)	(349,991)
Sales/maturities of short-term investments	238,764	351,091	411,411
Purchase of restricted investments	—	(2,764)	(173)
Sales/maturities of restricted investments	400	2,937	—

Net cash provided by (used in) investing activities	(102,706)	(12,887)	52,910

Cash flows from financing activities:
Proceeds from issuance of common stock	20,853	56,447	2,477
Repayment of debt	(1,600)	—	—

Net cash provided by financing activities	19,253	56,447	2,477

Change in cash and cash equivalents	29,595	30,502	558
Cash and cash equivalents, beginning of period	98,569	68,067	67,509

Cash and cash equivalents, end of period	$128,164	$98,569	$68,067

Other cash flow information:
Cash paid for income taxes	$7,561	$3,779	$2,808

Cash paid for interest	$1,992	$2,572	$2,696

Non-cash investing and financing activities:
Fair value of stock options and warrants assumed in business combination	$—	$28,064	$—

Common stock issued for acquisition of businesses	$—	$209,173	$—

Debt for brand-name intangible asset	$19,700	$—	$—

Accrued liability for long-term investment	$984	$—	$—

See notes to consolidated financial statements.

Palm, Inc.
Notes to Consolidated Financial Statements

Note 1.	Background and Basis of Presentation
      Palm, Inc. (formerly palmOne, Inc.), or Palm or the Company, develops, markets and sells a family of mobile computing solutions.
      Palm was incorporated in 1992 as Palm Computing, Inc. In 1995, the Company was acquired by U.S. Robotics Corporation. In 1996, the Company sold its first handheld computer, quickly establishing a significant position in the handheld computing industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate the handheld device business from 3Com’s business to form an independent, publicly traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.
      In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003 Palm acquired Handspring, Inc. and changed its name to palmOne, Inc., or palmOne.
      In connection with the spin-off of PalmSource, the Palm Trademark Holding Company, LLC, was formed to hold all trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, the Company acquired PalmSource’s interest in the Palm Trademark Holding Company, LLC, including the Palm trademark and brand, for $30.0 million, payable over 3.5 years. In July 2005, the Company changed its name back to Palm, Inc., or Palm.
      As a result of the distribution, the Company’s historical consolidated financial statements were retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of loss have not changed from the amounts reported previously. Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to the Company’s continuing operations (See Note 3 to consolidated financial statements). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in our consolidated financial statements. (See Note 4 to consolidated financial statements).
      Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments: the Solutions Group business and the PalmSource business. As a result of the PalmSource distribution, the PalmSource reporting segment was eliminated as of the quarter ended November 30, 2003. The continuing business of Palm operates in one reportable segment which develops, designs and markets mobile computing solutions and related accessories, services and software.
      On October 15, 2002, Palm effected a one-for-twenty reverse stock split. All share and per share information reflect this information.

Note 2.	Significant Accounting Policies

Fiscal Year
      Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal year 2005 contained 53 weeks, while fiscal years 2004 and 2003 each contained 52 weeks. For presentation purposes, the periods have been presented as ending on May 31.

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

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results.

Cash Equivalents and Short-Term Investments
      Cash equivalents are highly liquid debt investments acquired with remaining maturities of three months or less. Short-term investments are highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. While Palm’s intent is to hold such securities to maturity, consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, all securities are classified as available-for sale, since these securities are available for current operations, if required. Such securities are recorded at market value using the specific identification method with unrealized gains and losses included as a component of other comprehensive income. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest and other income (expense), along with interest and dividends. In the third quarter of fiscal year 2005, the Company began to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods ($104.5 million at May 31, 2004), and such amounts have been reclassified in the accompanying financial statements to conform to the current period presentation. This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company.

Allowance for Doubtful Accounts
      The allowance for doubtful accounts is based on Palm’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable.

Concentration of Credit Risk
      Financial instruments which potentially subject Palm to credit risk consist of cash, cash equivalents and short-term investments which are invested in highly liquid instruments in accordance with Palm’s investment policy. Palm sells the majority of its products through distributors, retailers, resellers and wireless carriers. While a significant portion of Palm’s accounts receivable is concentrated with a few customers as shown below, generally credit risk is diversified due to the number of entities comprising Palm’s customer base and their dispersion across different geographic locations throughout the world. Palm generally sells on open account and performs periodic credit evaluations of its customers’ financial condition.

      The following individual customers accounted for 10% or more of total revenue from continuing operations for the years ended May 31, 2005, 2004 and 2003:

	Years Ended May 31,

	2005	2004	2003

Ingram Micro	12%	15%	19%
Sprint Corporation	11%	7%	—%
Cingular Wireless/ AT&T	11%	3%	—%
      The following individual customers accounted for 10% or more of net accounts receivable:

	May 31,

	2005	2004

Ingram Micro	14%	17%
Sprint Corporation	10%	7%

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

Investments for Committed Tenant Improvements
      Investments for committed tenant improvements consist of money market funds. These investments are carried at cost, which approximates fair value, and are restricted as to withdrawal to satisfy the corresponding obligation, provision for committed tenant improvements. Investments for committed tenant improvements are held in brokerage accounts in Palm’s name.

Restricted Investments
      Restricted investments consist of certificates of deposit with maturities of six months or less. These investments are carried at cost, which approximates fair value, and are restricted as to withdrawal.

Land Not In Use, Property and Equipment
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

Equity Investments
      Investments in equity securities with readily available fair values are considered available-for-sale and recorded at cost, in other assets, with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for which Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost, $1.0 million at May 31, 2005 and 2004. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to other interest income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition
      Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA SOP No. 97-2, Software Revenue Recognition, as amended. Palm recognizes revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced based on Palm’s estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience.
      Revenue from software arrangements with end users is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in software arrangements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

Advertising
      Advertising costs are expensed as incurred and were $79.3 million, $63.0 million and $66.9 million for fiscal years 2005, 2004 and 2003, respectively. Included within total advertising costs are marketing development funds paid to channel customers for which Palm receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenue is recognized.

Warranty Costs
      Palm accrues for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and any known warranty issues.

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

Income Taxes
      Income tax expense for the years ended May 31, 2005, 2004 and 2003 is based on pre-tax financial accounting income or loss. Prior to October 29, 2003, Palm’s consolidated federal, state and foreign income tax returns included the operating results of PalmSource. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards, deferred expenses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years.

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

Derivative Instruments
      Palm conducts business on a global basis in several currencies. As such, Palm is exposed to movements in foreign currency exchange rates. Palm enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on foreign currency receivables, investments, and payables. Gains and losses on the contracts offset foreign exchange gains or losses from the revaluation of intercompany balances or other current assets, investments, and liabilities denominated in currencies other than the functional currency of the reporting entity. Palm’s foreign exchange forward contracts relate to current assets and liabilities and generally mature within 30 days. Palm did not hold derivative financial instruments for trading purposes during the years ended May 31, 2005, 2004 and 2003.

Stock-Based Compensation
      Palm has employee stock plans, which are described more fully in Note 13 to consolidated financial statements. Palm accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

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
      The following table illustrates the effect on net income (loss) and net income (loss) per share if Palm had elected to recognize stock-based compensation expense based on the fair value of the options granted to employees at the date of grant as prescribed by SFAS No. 123. For the purpose of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach.

	Years Ended May 31,

	2005 (1)	2004 (2)	2003 (2)

	(in thousands, except per share amounts)
Net income (loss), as reported	$66,387	$(21,849)	$(442,582)
Add: Stock based compensation included in reported net income (loss), net of related tax effects	2,027	3,227	3,903
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(34,325)	(22,767)	(41,758)

Pro forma net income (loss)	$34,089	$(41,389)	$(480,437)

Net income (loss) per share, as reported—basic	$1.37	$(0.55)	$(15.23)

Net income (loss) per share, as reported—diluted	$1.29	$(0.55)	$(15.23)

Pro forma net income (loss) per share—basic	$0.70	$(1.04)	$(16.53)

Pro forma net income (loss) per share—diluted	$0.66	$(1.04)	$(16.53)

(1)	Stock-based compensation expense determined under the fair value method for the year ended May 31, 2005 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.

(2)	Amounts include compensation related to options held by PalmSource employees through the distribution date.
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

Net Income (Loss) Per Share
      Basic net income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share are calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted loss from continuing operations, loss from discontinued operations and net loss per share for the years ended May 31, 2004 and 2003 are calculated based on the weighted average shares of common stock outstanding excluding shares of restricted stock subject to repurchase, because the effect of restricted stock subject to repurchase and stock options and warrants outstanding, calculated using the treasury stock method, would have been anti-dilutive. Diluted income from continuing operations and diluted net income per share for the year ended May 31, 2005 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method.
      The following table sets forth the computation of basic and diluted net income (loss) per share for fiscal year 2005, 2004 and 2003.

	Years Ended May 31,

	2005	2004	2003

	(in thousands, except per share
	amounts)
Income (loss) from continuing operations	$66,387	$(10,215)	$(417,855)

Basic and diluted income (loss) from continuing operations:
Shares used to compute basic income (loss) per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	48,486	39,686	29,069
Dilutive common equivalent shares:
Restricted stock subject to repurchase	119	—	—
Stock options and warrants	2,685	—	—

Shares used to compute diluted income (loss) per share	51,290	39,686	29,069

Basic income (loss) from continuing operations per share	$1.37	$(0.26)	$(14.38)

Diluted income (loss) from continuing operations per share	$1.29	$(0.26)	$(14.38)

      For the years ended May 31, 2004 and 2003 approximately 1,569,000 and 54,000 common equivalent shares were excluded from the computations of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share, respectively. For the year ended May 31, 2005, approximately 2,044,000 weighted options to purchase Palm common stock were excluded from the computations of diluted income from continuing operations and net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive.

Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income (loss) plus net unrealized loss on investments, recognized losses included in earnings and accumulated foreign currency translation adjustments and is presented in the statement of stockholders’ equity.

Effects of Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for years beginning after June 15, 2005, which is Palm’s fiscal year 2007. Management has not yet determined the impact that SFAS 123(R) will have on its financial position, results of operations and statement of cash flows, but expects that the impact will be material.

Note 3.	Discontinued Operations
      On October 28, 2003, the Company’s stockholders formally approved a plan that included the PalmSource distribution and the Handspring acquisition. Accordingly, the historical consolidated financial statements of Palm have been retroactively adjusted to account for PalmSource as discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The discontinued operations data reflects the historical assets and liabilities, results of operations and cash flows of PalmSource, the Palm OS platform and licensing business segment of Palm, as of and during each respective period presented. No gain or loss was recorded as a result of the PalmSource distribution.
      Loss from discontinued operations included PalmSource net revenues of $11.1 million and $34.3 million for the years ended May 31, 2004 and 2003, respectively. Also included in loss from discontinued operations are allocated corporate expenses and historical consolidated separation costs that ceased after the PalmSource distribution of $5.2 million and $9.3 million for the years ended May 31, 2004 and 2003, respectively. Cash flows relating to the discontinued operations of PalmSource have been excluded from the cash flows of the Company based on the separate assets (including cash) and liabilities of PalmSource. For the year ended May 31, 2003, these operations used cash of $9.1 million, investing activities used cash of $3.3 million, and financing activities raised cash of $20.0 million through the sale of preferred stock in PalmSource. For the period through the distribution on October 28, 2003, the separate operating cash outflow of PalmSource was $4.6 million.

Note 4.	Business Combinations
      On October 29, 2003, Palm acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.09 of a share of Palm common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. The exchange ratio for the acquisition was determined based on an arm’s length negotiation between Palm and Handspring. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of Palm common stock. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of Palm common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation model, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.
      The fair value of the Palm common stock issued was determined using a per share price of $15.4060 per share based upon the closing prices of Palm common stock within a range of trading days beginning with the first trading day subsequent to the PalmSource distribution (October 29, 2003—November 4, 2003).

      The fair value of the vested options, unvested options and warrants assumed were valued using the Black-Scholes option valuation model with the following weighted average assumptions:

	Vested	Unvested
	Options	Options	Warrants

Weighted average assumptions:
Risk-free interest rate	1.3%	2.4%	3.2%
Volatility	100%	100%	100%
Options term (in years)	1.00	3.00	4.25
Dividend yield	0.0%	0.0%	0.0%
      The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit Palm in the future. As of May 31, 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. All adjustments were recorded as a net increase in goodwill. As of May 31, 2005, the workforce reductions were complete and the Company adjusted the estimated costs for employee termination benefits and costs to exit certain facilities.
      Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability						Balance
	Recognized at			Balance at			at
	October 29,	Cash		May 31,	Cash		May 31,
	2003	Payments	Adjustments	2004	Payments	Adjustments	2005

Workforce reduction costs	$1,805	$(2,029)	$244	$20	$—	$(20)	$—
Excess facilities costs	3,689	(2,065)	1,913	3,537	(1,238)	(137)	2,162
Other	660	(673)	13	—	—	—	—

	$6,154	$(4,767)	$2,170	$3,557	$(1,238)	$(157)	$2,162

      The Handspring acquisition was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill related to the acquisition is not amortized and is tested at least annually for impairment. The goodwill for the Handspring acquisition is not deductible for tax purposes. The consolidated financial statements of Palm include the operating results of the acquired Handspring business from the date of acquisition.
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
      The following unaudited pro forma financial information presents the combined results of operations of Palm and Handspring as if the Handspring acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for Palm and Handspring, the pro forma results combine the results of Palm with the historical results of Handspring as follows:

Palm Reporting Period	Handspring Period Included in Pro Forma Data

Year Ended May 31, 2004	June 1, 2003—October 28, 2003 *
Year Ended May 31, 2003	Year Ended June 30, 2003

*	Results from operations of the former Handspring business are included in Palm results of operations since the date of acquisition (October 29, 2003).
      This unaudited pro forma financial information includes an adjustment of $3.6 million and $12.9 million for the years ended May 31, 2004 and 2003, respectively, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Palm that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Palm. Pro forma results for the years ended May 31, 2004 and 2003 were (in thousands, except per share amounts):

	Years Ended May 31,

	2004	2003

Pro forma revenues	$985,734	$984,893
Pro forma net loss	$(50,438)	$(586,583)
Pro forma net loss per share, basic and diluted	$(1.27)	$(13.75)
Shares used in computing per share amounts, basic and diluted	39,686	42,646

Note 5.	Cash and Available-For-Sale and Restricted Investments
      The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	May 31, 2005			May 31, 2004

		Net			Net
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value

Cash	$44,341	$—	$44,341	$47,934	$—	$47,934
Cash equivalents, money market funds	83,823	—	83,823	50,635	—	50,635

Total cash and cash equivalents	$128,164	$—	$128,164	$98,569	$—	$98,569

Short-term investments:
Federal government obligations	$86,936	$(292)	$86,644	$30,495	$(174)	$30,321
State and local government obligations	12,000	—	12,000	12,000	—	12,000
Corporate notes/bonds	120,796	(159)	120,637	98,408	(105)	98,303
Foreign corporate notes/bonds	15,263	(9)	15,254	13,263	(5)	13,258

	$234,995	$(460)	$234,535	$154,166	$(284)	$153,882

Equity investments in publicly traded companies	$—	$—	$—	$273	$(151)	$122

Investment for committed tenant improvements, money market funds	$6,182	$—	$6,182	$7,197	$—	$7,197

Restricted investments, certificates of deposit	$775	$—	$775	$1,175	$—	$1,175

      Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.
      The net unrealized losses above of $460,000 are net of unrealized gains of $62,000. In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2005:

	Less than 12 Months		12 Months and More		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Federal government obligations	$42,885	$(297)	$5,785	$(51)	$48,670	$(348)
Corporate notes/bonds	7,315	(36)	11,046	(138)	18,361	(174)

Total	$50,200	$(333)	$16,831	$(189)	$67,031	$(522)

      Palm’s unrealized loss positions at May 31, 2004 are less than twelve months in age.
      In the third quarter of fiscal year 2005, the Company reclassified its investment in auction-rate securities as short-term investments. These investments were included in cash and equivalents in previous periods ($104.5 million at May 31, 2004), and such amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period classification. This change in classification had no effect on the amounts of total current assets, total assets, net income or cash flow from operations of the Company.

Note 6.	Inventories
      Inventories consist of the following (in thousands):

	May 31,

	2005	2004

Finished goods	$33,567	$12,219
Work in process and raw materials	1,977	1,811

	$35,544	$14,030

Note 7.	Land not in use
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

Note 8.	Property and Equipment, net
      Property and equipment, net, consist of the following (in thousands):

	May 31,

	2005	2004

Equipment and internal use software	$83,885	$80,902
Leasehold improvements	1,710	1,690
Furniture and fixtures	3,456	3,098

Total	89,051	85,690
Accumulated depreciation and amortization	(69,893)	(66,265)

	$19,158	$19,425

Note 9.	Goodwill
      Palm adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of the first day of fiscal year 2002. As defined by SFAS No. 142, upon adoption the Company identified two reporting units (the Solutions Group and PalmSource) and allocated goodwill to each unit. PalmSource was subsequently distributed to the Company’s stockholders in October 2003 as described in Note 3 to consolidated financial statements. During the fourth quarter of fiscal years 2005 and 2004, Palm completed its annual impairment test, and there was no impairment indicated.

      Changes in the carrying amount of goodwill are (in thousands):

Balances, May 31, 2003	$13,815
Acquisition of Handspring	241,512
Goodwill adjustments	2,036

Balances, May 31, 2004	257,363
Goodwill adjustments	(8,202)

Balances, May 31, 2005	$249,161

      Goodwill adjustments in fiscal year 2004 of approximately $2.0 million primarily consist of adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities. Goodwill adjustments during fiscal year 2005 of approximately $8.2 million are primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to the Company’s estimated royalty obligations. The Company will continue to adjust goodwill as required for changes in the value of deferred tax assets associated with the Handspring acquisition.

Note 10.	Intangible Assets
      Intangible assets consist of the following (in thousands):

		May 31, 2005			May 31, 2004

		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Brand	240 months	$27,200	$(57)	$27,143	$—	$—	$—
Contracts and customer relationships	24 months	11,900	(9,420)	2,480	11,900	(3,471)	8,429
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(1,425)	375	1,800	(525)	1,275
Trademarks	24 months	1,400	(1,108)	292	1,400	(408)	992
Non-compete covenants	24 months	400	(317)	83	400	(117)	283

		$46,900	$(16,527)	$30,373	$19,700	$(8,721)	$10,979

      Amortization expense related to intangible assets was $7.8 million, $8.7 million and $1.1 million for the years ended May 31, 2005, 2004 and 2003, respectively. Estimated future amortization expense is $4.6 million for fiscal year 2006 and approximately $1.4 million for each year thereafter through fiscal year 2025.
      In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Under the agreement, Palm will pay $30.0 million in installments over 3.5 years (net present value of $27.2 million) and has granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period.

Note 11.	Other Accrued Liabilities
      Other accrued liabilities consist of the following (in thousands):

	May 31,

	2005	2004

Payroll and related expenses	$16,865	$13,717
Rebates	17,146	11,096
Royalties	32,043	10,248
Product warranty	19,653	27,839
Other	78,743	49,779

	$164,450	$112,679

Note 12.	Commitments
      Certain Palm facilities are leased under operating leases. Leases expire at various dates through September 2011, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.
      Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Years Ended May 31,	Operating

2006	$8,546
2007	8,815
2008	9,722
2009	9,651
2010	9,919
Thereafter	12,002

$58,655

      Rent expense was $7.0 million, $6.1 million and $8.6 million for fiscal years 2005, 2004 and 2003, respectively. In conjunction with its restructuring activities, the Company is attempting to sublease certain excess space, the proceeds from which would partially offset the Company’s future minimum lease commitments. Future minimum lease receivables under subleases are as follows (in thousands):

Years Ended May 31,

2006	$2,285
2007	2,391
2008	2,430
2009	2,351
2010	2,330
Thereafter	3,107

$14,894

      The estimated sublease income is not deducted from the above table of future minimum lease payments. Sublease income was approximately $2.0 million, $0.3 million and $0.4 million for fiscal years 2005, 2004 and 2003, respectively. Although Palm has subleased some of its excess facilities, the Company has guaranteed to the landlord the commitments above in the event the sublessor defaults from its obligations.
      In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations, Palm retained $35.0 million and the remainder was assumed by PalmSource. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $64.60 per share. Palm may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.
      In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Palm will pay $30.0 million in installments over 3.5 years and has granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. As of May 31, 2005, the remaining amount due to PalmSource is $22.5 million.
      Palm has a patent and license agreement with a third party vendor under which Palm is committed to pay $2.7 million in fiscal year 2006.
      Palm has an agreement with PalmSource that grants Palm certain licenses to develop, manufacture, test, maintain and support its products. This agreement was renewed in May 2005, providing for continued development and marketing of Palm products based on the PalmSource operating system through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The source code license fee was reduced to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008 under the amended license agreement. Annual maintenance and support fees were approximately $0.7 million per year. The agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005, December 3, 2006, December 3, 2007, December 3, 2008 and December 3, 2009, respectively.
      In addition to the PalmSource agreement described above, Palm accrues for royalty obligations for its mobile communications and handheld devices based on either unit shipments or a percentage of applicable revenue for the net sales of products using certain software technologies. Palm recognizes royalty obligations as determinable in accordance with license agreement terms. Where agreements are not finalized, accrued royalty obligations represent management’s best estimates using appropriate assumptions and projections at the time based on negotiations with the third parties. Palm has accrued royalty obligations of $32.0 million as of May 31, 2005 which are reported in other accrued liabilities and includes $29.7 million of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2005 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant in the interim period in which it is recorded.
      Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2005, Palm’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products are approximately $124.5 million.
      In August 2003, Palm entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year. The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (6.0% at May 31, 2005) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (5.01% at May 31, 2005). The interest rate may vary based on fluctuations in market rates. Palm is subject to a financial covenant requirement under the credit line agreement to maintain cash on deposit and short-term investments in the United States of not less than $100.0 million. As of May 31, 2005 Palm had used its credit line to support the issuance of letters of credit of $9.2 million.
      As part of the agreements with 3Com relating to Palm’s separation from 3Com, Palm agreed to assume liabilities arising out of the Xerox and E-Pass Technologies litigation and to indemnify 3Com for any damages it may incur related to these cases. (See Note 17 to consolidated financial statements.)
      As part of the agreements with PalmSource relating to the PalmSource distribution, Palm agreed to assume liabilities arising out of the Xerox litigation and to indemnify PalmSource and PalmSource’s licensees if any claim is brought against either of them alleging infringement of the Xerox patent by covered operating system versions for any damages it may incur related to this case. (See Note 17 to consolidated financial statements.)
      Under the indemnification provisions of Palm’s standard reseller agreements and software license agreements, Palm agrees to defend the reseller/licensee against third party claims asserting infringement by Palm’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.
      Under the indemnification provisions of Palm’s purchase agreement for the Palm brand and amended and restated trademark license agreement with PalmSource, Palm agrees to defend and indemnify PalmSource and its affiliates for any losses incurred as a result of the representations contained in the applicable agreements, limited at $25.0 million for each agreement.
      We indemnify our directors and certain of our current and former officers for third-party claims. Certain costs incurred for providing such indemnification may be recovered under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. Historically, payments made under these agreements have not had a material effect on our business, financial condition, or results of operations and cash flows.
      Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and specific known issues.
      Changes in the product warranty accrual are (in thousands):

	Years Ended May 31,

	2005	2004

Balance at beginning of period	$27,839	$17,911
Payments made	(68,018)	(37,768)
Balance assumed in Handspring acquisition	—	6,037
Accrual related to product sold during the period	59,323	41,790
Change in estimated liability for pre-existing warranties	509	(131)

Balance at end of period	$19,653	$27,839

Note 13.	Stockholders’ Equity

Preferred Stock
      Palm’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at May 31, 2005 and 2004.

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

Employee Stock Purchase Plan
      Palm has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period. As of May 31, 2005, approximately 3,830,000 shares of Palm common stock have been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, or approximately 740,000 shares, or a lesser amount as may be determined by the Board of Directors. During the years ended May 31, 2005, 2004 and 2003, Palm issued approximately 381,000 shares, 292,000 shares and 231,000 shares, respectively, under the employee stock purchase plan. At May 31, 2005, approximately 2,784,000 shares were available for issuance under this plan, which increased to approximately 3,524,000 shares on June 1, 2005 pursuant to the annual plan increase previously described.

Stock Option Plans
      Palm has a stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants. Options are generally granted at not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. Palm’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. During the years ended May 31, 2005, 2004 and 2003, Palm granted approximately 125,000 shares, 68,000 shares and 38,000 shares of restricted stock grants at fair market values of $32.77, $16.71, and $16.50 and recognized related compensation expense of $1,475,000, $793,000, and $3,309,000, respectively. As of May 31, 2005, approximately 10,853,000 shares of common stock have been reserved for issuance under the stock option plan. The stock option plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. At May 31, 2005, approximately 2,016,000 shares of common stock were available for grant under this plan, which increased to approximately 4,490,000 shares on June 1, 2005 pursuant to the annual plan increase previously described.
      Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding, assumed at the time of acquisition, under these plans, there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as had occurred as a result of the PalmSource distribution as described below.

Non-employee Director Stock Option Plan
      Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. As of May 31, 2005, 950,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 522,000 shares of common stock were available for grant. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made.
      The following table summarizes the activity under all stock option plans (shares in thousands):

	Years Ended May 31,

	2005		2004 (1)		2003 (1)

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of year	6,132	$22.62	5,783	$76.92	3,331	$167.30
Granted	3,903	$30.25	3,932	$12.38	3,773	$9.80
Assumed in connection with acquisition	—	$—	1,869	$12.69	—	$—
Exercised	(1,653)	$10.92	(1,704)	$10.13	(26)	$9.05
Cancelled	(1,130)	$59.32	(3,748)	$96.38	(1,295)	$115.15

Outstanding at end of year	7,252	$23.67	6,132	$22.62	5,783	$76.92

Exercisable at end of year	3,019	$22.10	2,441	$37.10	2,686	$128.16

(1)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted and restated to preserve the intrinsic value.
      Under the terms of the PalmSource distribution, optionholders who became employees of PalmSource had their options to purchase shares of Palm stock cancelled. Those optionholders who remained employees of Palm did not receive any rights to purchase stock in PalmSource. In order to preserve the intrinsic value of Palm’s employee stock options, the number of shares subject to stock options outstanding as of October 28, 2003 and their related exercise prices were adjusted in accordance with the methodology set forth in FIN No. 44. As a result, on October 28, 2003, outstanding options to purchase approximately 5.0 million shares of Palm, Inc. common stock were adjusted into options to purchase approximately 7.1 million shares of Palm common stock. This includes options to purchase approximately 0.4 million shares of Palm common stock held by PalmSource employees. Options held by PalmSource employees ceased vesting on October 28, 2003 and unexercised options held by PalmSource employees were cancelled on January 28, 2004.
      On March 1, 2004, Palm tendered an offer to exchange all unexercised options to purchase shares of Palm’s common stock that were held by eligible employees, whether vested or unvested, that had exercise prices equal to or greater than $20.00 per share, or the Eligible Options. Eligible employees included all persons who were employees of Palm or one of its subsidiaries as of March 1, 2004 and who remained employees through the date on which the Eligible Options were cancelled, but did not include members of Palm’s Board of Directors or Palm’s Section 16 Officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to Palm’s securities under the Securities Exchange Act of 1934, as amended). On March 30, 2004, options to purchase approximately 945,000 shares of Palm common stock, having a weighted average exercise price of $164.15 per share, were cancelled. Accordingly and as a result of terminations, the Company granted options to purchase approximately 578,000 shares of Palm common stock on October 1, 2004 at an exercise price equal to the fair market value at the date of grant, or $32.24, the closing sale price per share of Palm’s common stock as of October 1, 2004 as reported on the Nasdaq National Market, the majority of which will vest over a 12-month period. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the grant of the replacement options.
      Information relating to stock options outstanding as of May 31, 2005 is as follows (shares in thousands):

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Contractual Life	of Shares	Exercise Price

	(In years)
$ 0.57 to $ 10.23	1,281	$6.12	5.9	1,036	$5.46
$10.25 to $ 11.20	1,106	$11.18	8.1	531	$11.18
$11.21 to $ 19.99	842	$15.17	7.5	432	$14.18
$20.00 to $ 28.00	810	$24.18	9.4	87	$24.03
$28.01 to $ 30.59	315	$29.79	9.1	26	$29.21
$30.60 to $ 30.60	1,510	$30.60	9.4	309	$30.60
$30.61 to $ 33.25	924	$32.51	9.4	338	$32.24
$33.26 to $823.05	464	$72.10	7.6	260	$99.26

$ 0.57 to $823.05	7,252	$23.67	8.2	3,019	$22.10

Warrants
      In connection with the Handspring acquisition, Palm assumed a warrant to purchase 810,000 shares of Palm common stock at an exercise price of $12.12 per share. The warrant was exercised during the first quarter of fiscal year 2005. See Note 4 to consolidated financial statements.

SFAS No. 123 Assumptions and Fair Value
      The fair value of each option grant during the years ended May 31, 2005, 2004 and 2003 reported above in Note 2 to consolidated financial statements was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended May 31,

Assumptions Applicable to Stock Options	2005	2004	2003

Risk-free interest rate	3.1%	2.0%	2.4%
Volatility	75%	100%	100%
Option term (in years)	3.2	2.9	3.1
Dividend yield	0.0%	0.0%	0.0%

	Years Ended May 31,

Assumptions Applicable to Employee Stock Purchase Plan	2005	2004	2003

Risk-free interest rate	2.0%	2.1%	2.4%
Volatility	96%	99%	99%
Option term (in years)	2.0	2.0	2.0
Dividend yield	0.0%	0.0%	0.0%
      The weighted average estimated fair value of stock options granted during the years ended May 31, 2005, 2004 and 2003 was $15.47, $8.00, and $8.79 per share, respectively. The stock options granted during the year ended May 31, 2005 are comprised of stock options granted at not less than the fair market value at date of grant. The weighted average estimated fair value of shares granted under the employee stock purchase plan during the years ended May 31, 2005, 2004 and 2003 was $7.33, $8.24 and $14.73 per share, respectively.

Note 14.	Income Taxes
      The income tax provision consists of the following (in thousands):

	Years Ended May 31,

	2005	2004	2003

Current:
Federal	$6,588	$—	$—
State	2,768	435	386
Foreign	3,371	5,656	2,917

Total current	12,727	6,091	3,303

Deferred:
Federal	924	—	172,823
State	45	—	46,090
Foreign	448	—	712

Total deferred	1,417	—	219,625

	$14,144	$6,091	$222,928

      Income (loss) before income taxes for the years ended May 31, 2005, 2004, and 2003 includes foreign subsidiary income (loss) of ($4.4) million, $22.7 million and $5.8 million, respectively.
      The income tax (provision) benefit differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended May 31,

	2005	2004	2003

Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	5.4	(10.6)	0.2
Utilization of acquired deferred tax assets	12.1	—	—
Acquired in-process technology and non-deductible goodwill	—	(4.0)	—
Differential in foreign tax rates on earnings	6.6	55.6	(1.6)
Valuation allowance	(42.4)	(236.8)	(140.9)
Other	0.9	13.1	(7.1)

	17.6%	(147.7)%	(114.4)%

      The impact of the valuation allowance on the income tax provision does not include the benefit of deductions for stock option exercises that reduce the utilization of net operating loss carryforwards during the fiscal year ended May 31, 2005.

      The significant components of Palm’s deferred income tax assets are (in thousands):

	May 31,

	2005	2004

Net operating loss carryforwards	$285,934	$303,399
Land impairment	62,994	62,994
Reserves not currently deductible for tax purposes	51,594	57,655
Tax credit carryforwards	22,280	17,187
Deferred expenses	4,438	7,755
Deferred revenue	3,080	1,706
Other	21,588	17,503

	451,908	468,199
Acquisition intangibles	(1,279)	(4,185)
Valuation allowance	(414,412)	(429,214)

	$36,217	$34,800

      As of the end of fiscal year 2002, Palm had recorded a net deferred tax asset of $254.4 million. The realization of the net deferred tax asset was supported by certain identified tax strategies, involving the potential sale or transfer of appreciated assets, which were prudent, feasible and which management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. The identified tax strategies included the potential sale or transfer of certain identified business operations, consisting of the Company’s PalmSource, Inc. subsidiary and the Company’s wireless access service operations, as well as the transfer of certain intellectual property from a foreign subsidiary to the United States, on a taxable basis. During the first quarter of fiscal year 2003, there was a significant decline in the value of these identified business operations and assets. In addition, the Company’s business plans had developed such that the potential sale or transfer of PalmSource, Inc. and the wireless access service operations on a taxable basis were no longer feasible tax planning strategies. As a result, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes. This reduced the net deferred tax assets to $34.8 million, which is the amount supported by the value of its intellectual property transfer strategy which, as of that date and at the end of fiscal year 2005, continues to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. During fiscal year 2004, the valuation allowance was reduced related to the discontinued operations of PalmSource while being increased as a result of the merger with Handspring and for operating losses incurred during fiscal year 2004. At the end of fiscal year 2005, Palm’s net deferred tax assets also include alternative minimum tax, or AMT, credits that have no expiration and foreign deferred tax assets from countries with cumulative net income bringing the total net deferred tax asset to $36.2 million. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance net of appropriate reserves. At the end of fiscal year 2005, the valuation allowance offsets deferred tax assets relating to net operating loss carryforwards that include deductions related to employee stock options of approximately $64 million, and deferred tax assets related to the Handspring acquisition subject to purchase accounting rules of approximately $23 million. The future reversal of these portions of the valuation allowance will be recorded as a charge against equity and goodwill, respectively, and will have no effect on reported earnings for the period in which the reversal is recorded.
      As of May 31, 2005, Palm has operating loss carryforwards for federal tax purposes totaling approximately $500 million, which expire in various years through fiscal year 2026. Palm also has approximately $250 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2011 and 2025. In addition, Palm has federal and state research and experimental credit carryforwards of approximately $10 million, which expire in various years between 2008 and 2026 and approximately $10 million of credits acquired through business combinations, which expire in various years between 2013 and 2025. Additionally, Palm has federal and state AMT credit carryforwards of approximately

$1 million which do not expire. When the net operating losses and tax credit carryforwards related to certain business combinations are utilized against future income, the tax benefit associated with the utilization will be reflected as a goodwill reduction and will not reduce tax expense.
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
      The American Jobs Creation Act of 2004 provides for a benefit in connection with foreign earnings repatriations. The Company has analyzed this provision and has concluded that it is not beneficial to pursue a repatriation under this Act as of May 31, 2005.

Note 15.	Restructuring Charges
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
      The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees and was completed during the year ended May 31, 2005. Restructuring charges related to the implementation of actions to streamline the Company consistent with its strategic plan.
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
      The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. Cost reduction actions initiated in the third quarter of fiscal year 2003 are complete as of May 31, 2005.
      The fourth quarter of fiscal year 2001 restructuring charges related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of May 31, 2005, the balance consists of lease commitments, payable over approximately six years, offset by estimated sublease proceeds of approximately $21.2 million.

      Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2004							Q4 2001
	Action	Q1 2004 Action			Q3 2003 Action			Action

			Excess			Excess
			Facilities			Facilities
	Workforce	Discontinued	and	Workforce	Discontinued	and	Workforce	Excess
	Reduction	Project	Equipment	Reduction	Project	Equipment	Reduction	Facilities
	Costs	Costs	Costs	Costs	Costs	Costs	Costs	Costs	Total

Balance, May 31, 2003	$—	$—	$—	$—	$2,367	$1,596	$1,374	$29,549	$34,886
Restructuring expense	5,172	574	1,515	1,633	—	155	(617)	—	8,432
Cash payments	(4,175)	(574)	(687)	(1,526)	—	(1,434)	(757)	(10,147)	(19,300)
Write-offs	(289)	—	(23)	(107)	—	—	—	—	(419)

Balance, May 31, 2004	708	—	805	—	2,367	317	—	19,402	23,599
Restructuring expense	(98)	—	—	—	(342)	80	—	—	(360)
Cash payments	(610)	—	(461)	—	(1,980)	(397)	—	(6,508)	(9,956)
Write-offs	—	—	—	—	(45)	—	—	—	(45)

Balance, May 31, 2005	$—	$—	$344	$—	$—	$—	$—	$12,894	$13,238

      Accrued restructuring as of May 31, 2005 and May 31, 2004 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 4 to consolidated financial statements.)

Note 16.	Employee Benefit Plan
      Eligible Palm employees may participate in Palm’s 401(k) Plan, or the Plan. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 22% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the Board of Directors. Palm matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in Palm matching contributions according to a three-year vesting schedule based on initial date of hire. Palm’s expense related to 401(k) matching contributions was $1.7 million, $1.9 million and $1.6 million for the years ended May 31, 2005, 2004 and 2003, respectively.

Note 17.	Litigation
      Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases set forth below and is vigorously contesting these matters. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition. (Although Palm, Inc. was palmOne, Inc. and is now Palm, Inc. again and Handspring has been merged into Palm, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc., palmOne, Inc. and Handspring, Inc.)
      In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted palmOne’s motion for summary judgment that the ’656 patent is invalid. Palm filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. In February 2005 the District Court granted Palm’s motion, finding the patent invalid and denied Xerox’s motion. Xerox has appealed the ruling to the CAFC. If Palm is not successful, Palm may be liable as well under an indemnity flowing to PalmSource and/or its licensees if Xerox seeks to enforce its patent claims against them. In connection with Palm’s separation from 3Com, Palm may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.
      In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On August 21, 2003, the CAFC issued a ruling reversing summary judgment in favor of Palm and 3Com and remanded the case to the District Court for further proceedings. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming palmOne, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment which are pending before the Court. In connection with Palm’s separation from 3Com, Palm may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the E-Pass litigation.
      In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including Palm and Handspring, may have against the underwriters. There is no guarantee that the settlement will become final, however, as it is subject to a number of conditions, including Court approval. The terms of the settlement would result in a resolution that is not material to Palm’s financial position.
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

Transactions with 3Com Corporation
      Subsequent to the date of separation of Palm from 3Com, Palm paid 3Com for certain leased facilities through the first quarter of fiscal year 2004 and for transitional services required while Palm established its independent infrastructure, with transitional services being completed in the third quarter of fiscal year 2002. Palm’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board of 3Com.

Transactions with PalmSource
      In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005, December 3, 2006, December 3, 2007, December 3, 2008 and December 3, 2009, respectively. Under the software license and source code agreement, Palm incurred expenses of $46.9 million, $39.5 million and $38.9 million during the years ended May 31, 2005, 2004 and 2003, respectively. As of May 31, 2005 and 2004, Palm had accounts payable to PalmSource of $11.1 million and $10.0 million, respectively, as the result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004.

Other Transactions and Relationships
      Palm recorded revenues of $7.1 million, $15.8 million, and $0 during the years ended May 31, 2005, 2004 and 2003, respectively, from certain subsidiaries of the France Telecom Group. Jean-Jacques Damlamian, a current member of Palm’s Board of Directors, is the former Senior Vice President, Group Technology and Innovation at France Telecom and is currently a Special Advisor to the Chief Executive Officer of France Telecom. In addition, Palm recorded expenses of approximately $1.0 million, $0.1 million and $0 during the years ended May 31, 2005, 2004 and 2003, respectively, primarily for marketing development and mobile telephone services received from subsidiaries of France Telecom Group.
      Palm recorded revenues of $28.9 million, $5.3 million and $0 during the years ended May 31, 2005, 2004 and 2003, respectively, from T-Mobile USA, Inc. Susan Swenson, a member of Palm’s Board of Directors and the chairperson of Palm’s Audit Committee until her resignation in June 2005, became the Chief Operating Officer of T-Mobile USA, Inc. in February 2004.
      Palm has a $30.0 million line of credit from Silicon Valley Bank, dating from August 28, 2003, as amended, against which Palm had $9.2 million in letters of credit issued as of May 31, 2005 to cover leases and other arrangements. Eric Benhamou, Chairman of Palm’s Board of Directors, became a member of Silicon Valley Bank’s Board of Directors during the third quarter of Palm’s fiscal year 2005.
      Palm has related party relationships with the following entities with which Palm engages in only nominal amounts of business transactions:
      Palm paid fees to RealNetworks in connection with bundling of products, web site referrals and engineering assistance, during the year ended May 31, 2005. Eric Benhamou, Chairman of Palm’s Board of Directors, is also a member of RealNetworks’ Board of Directors.
      Palm is involved in a co-promotional sales and marketing relationship with Good Technology. Good Technology is a value-added reseller of Palm products. John Doerr, a current member of Palm’s Board of Directors, serves as a member of Good Technology’s Board of Directors and is a partner at Kleiner Perkins Caufield & Byers, which owns more than 10% of the Good Technology stock. Bruce Dunlevie, a current member of Palm’s Board of Directors, also serves as a member of Good Technology’s Board of Directors and is a partner at Benchmark Capital, which owns more than 5% of the Good Technology stock.
      Palm purchased software licenses and services from Kontiki, Inc. during the years ended May 31, 2005 and 2004. Michael Homer, a current member of Palm’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of Palm’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock.

Note 19.	Business Segment Information
      Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments; the Solutions Group business and the PalmSource business. As a result of the PalmSource spin-off, the PalmSource reporting segment has been eliminated. The continuing business of Palm operates in one reportable segment that develops, designs and markets mobile computing devices and related accessories, services and software.

Geographic Information
      Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2005, 2004 and 2003, no single country outside the United States accounted for 10% or more of total revenues. Land not in use is located in the United States. Revenues from continuing operations from unaffiliated customers and property and equipment of the continuing operations by geographic region are as follows (in thousands):

	Years Ended May 31,

	2005	2004	2003

Revenues:
United States	$848,052	$573,465	$492,512
Other	422,358	376,189	345,125

Total	$1,270,410	$949,654	$837,637

	May 31,

	2005	2004	2003

Property and equipment, net:
United States	$18,155	$18,456	$29,649
Other	1,003	969	1,555

Total	$19,158	$19,425	$31,204

Quarterly Results of Operations (Unaudited)
      The following tables present Palm’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included herein and reflect the classification of operations of Palm’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to the Company’s stockholders. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of net loss have not changed from the amounts previously reported. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Palm’s consolidated financial statements and the notes to those statements included herein.

	Three Months Ended

	May 31,	February 28,	November 30	August 31,	May 31,	February 28,	November 30	August 31,
	2005	2005	2004	2004	2004	2004	2003	2003

	(In thousands, except per share data)
Revenues	$335,820	$285,265	$376,180	$273,145	$267,346	$242,485	$271,215	$168,608
Cost of revenues*	234,611	196,803	266,829	182,115	185,902	172,412	197,823	121,228
Income (loss) from continuing operations	17,729	4,373	24,691	19,594	13,337	(9,322)	2,632	(16,862)
Loss from discontinued operations	—	—	—	—	—	—	(6,750)	(4,884)
Net income (loss)	17,729	4,373	24,691	19,594	13,337	(9,322)	(4,118)	(21,746)
Net income (loss) per share —
Basic:
Continuing operations	$0.36	$0.09	$0.51	$0.41	$0.29	$(0.20)	$0.07	$(0.57)
Discontinued operations	—	—	—	—	—	—	(0.18)	(0.17)

	$0.36	$0.09	$0.51	$0.41	$0.29	$(0.20)	$(0.11)	$(0.74)

Diluted:
Continuing operations	$0.35	$0.09	$0.48	$0.38	$0.27	$(0.20)	$0.07	$(0.57)
Discontinued operations	—	—	—	—	—	—	(0.18)	(0.17)

	$0.35	$0.09	$0.48	$0.38	$0.27	$(0.20)	$(0.11)	$(0.74)

Shares used in computing per share amounts —
Basic	49,182	48,751	48,381	47,629	46,628	46,073	36,696	29,349
Diluted	51,271	51,441	51,442	51,005	49,358	46,073	38,743	29,349

*	Cost of revenues includes “cost of revenues” and the applicable portion of “amortization of intangible assets and deferred stock-based compensation”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
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
      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
      There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Palm have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Palm, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Palm, Inc. (formerly palmOne, Inc.) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and the financial statement schedule as of and for the year ended May 31, 2005 and our report dated July 27, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 27, 2005

Item 9B.	Other Information
      Not applicable.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Three Class III Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in Palm’s proxy statement for the 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.	Executive Compensation
      The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Comparison of Stockholder Return” in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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
      The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Audit and Related Fees” in our proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule
      (a) The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 49 of this Report on Form 10-K.

2.	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 49 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00
2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00
2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00
2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99
2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03
2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03
2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03
2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03
2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03
2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03
3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02
3.2	Amended and Restated Bylaws.	10-K	000-29597	3.2	8/5/04
4.1	Reference is made to Exhibits. 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A
4.2	Specimen Stock Certificate.					X
4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.4		5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04
4.5		Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04
4.6		Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.					X
10.1		Amended and Restated 1999 Stock Plan.					X
10.2		Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00
10.3		Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04
10.4		Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00
10.5		Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00
10.6		Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00
10.7		Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00
10	.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00
10.9		Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00
10.10		Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02
10	.11**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02
10.12		Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02
10.13		Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02
10.14		Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03
10	.15**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03
10.16		Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03
10.17		Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03
10.18		Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03
10.19		Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.20	Amendment No. 1 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.27	4/5/05
10.21	Amendment No. 2 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.28	4/5/05
10.22	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05
10.23	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05
10.24	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05
10.25	Loan Modification Agreement between the registrant and Silicon Valley Bank.					X
10.26	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05
10.27	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05
21.1	Subsidiaries of the registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X
31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
July 29, 2005

Palm, Inc.

By:	/s/ Edward T. Colligan

Edward T. Colligan
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ Edward T. Colligan Edward T. Colligan	President and Chief Executive Officer, Director	July 29, 2005

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Andrew J. Brown Andrew J. Brown	Chief Financial Officer	July 29, 2005

/s/ Eric A. Benhamou Eric A. Benhamou	Chairman	July 29, 2005

/s/ Gordon A. Campbell Gordon A. Campbell	Director	July 29, 2005

/s/ Gareth C. C. Chang Gareth C. C. Chang	Director	July 29, 2005

/s/ Jean-Jacques Damlamian Jean-Jacques Damlamian	Director	July 29, 2005

L. John Doerr	Director

/s/ Donna L. Dubinsky Donna L. Dubinsky	Director	July 29, 2005

/s/ Bruce W. Dunlevie Bruce W. Dunlevie	Director	July 29, 2005

/s/ Michael Homer Michael Homer	Director	July 29, 2005

/s/ D. Scott Mercer D. Scott Mercer	Director	July 29, 2005

PALM, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 31, 2005, 2004 and 2003
(In thousands)

		Additions
		(Deductions)
	Balance at	Charged to			Balance
	Beginning	Costs and		Recoveries/	at End
For the Year Ended May 31, 2005:	of Period	Expenses	Additions (1)	(Deductions)	of Period

Allowance for doubtful accounts	$8,317	$(1,200)	$—	$(243)	$6,874
Product return reserve	21,890	70,892	(316)	(71,270)	21,196
Product warranty	27,839	59,832	—	(68,018)	19,653

		Additions
		(Deductions)
	Balance at	Charged to			Balance
	Beginning	Costs and		Recoveries/	at End
For the Year Ended May 31, 2004:	of Period	Expenses	Additions (1)	(Deductions)	of Period

Allowance for doubtful accounts	$4,635	$1,000	$2,935	$253	$8,317
Product return reserve	19,995	44,426	2,845	(45,376)	21,890
Product warranty	17,911	41,659	6,037	(37,768)	27,839

		Additions
		(Deductions)
	Balance at	Charged to			Balance
	Beginning	Costs and		Recoveries/	at End
For the Year Ended May 31, 2003:	of Period	Expenses	Additions	(Deductions)	of Period

Allowance for doubtful accounts	$8,485	$862	$—	$(4,712)	$4,635
Product return reserve	25,996	38,781	—	(44,782)	19,995
Product warranty	30,008	27,529	—	(39,626)	17,911

(1)	Reflects the inclusion of the historical balances of Handspring, Inc. as of October 29, 2003, the date of acquisition by the Company.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1		Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00
2.2		Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00
2.3		Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00
2.4		Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99
2.5		Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03
2.6		Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03
2.7		Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03
2.8		Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03
2.9		Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03
2.10		Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03
3.1		Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02
3.2		Amended and Restated Bylaws.	10-K	000-29597	3.2	8/5/04
4.1		Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A
4.2		Specimen Stock Certificate.					X
4.3		Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00
4.4		5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04
4.5		Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04
4.6		Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.					X
10.1		Amended and Restated 1999 Stock Plan.					X
10.2		Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00
10.3		Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04
10.4		Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00
10.5		Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00
10.6		Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00
10.7		Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00
10	.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.9		Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00
10.10		Amendment Number One to Value Added Reseller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02
10	.11**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02
10.12		Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02
10.13		Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02
10.14		Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03
10	.15**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03
10.16		Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03
10.17		Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03
10.18		Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03
10.19		Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05
10.20		Amendment No. 1 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.27	4/5/05
10.21		Amendment No. 2 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.28	4/5/05
10.22		Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05
10.23		Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05
10.24		Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05
10.25		Loan Modification Agreement between the registrant and Silicon Valley Bank.					X
10.26		Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05
10.27		Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05
21.1		Subsidiaries of the registrant.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
31.1		Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.