Form 10-Q
period 2005-09-02
PALM INC
filed 2005-10-07
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 2, 2005
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
As of September 30, 2005, 50,171,465 shares of the Registrant’s Common Stock were outstanding.
This report contains a total of 40 pages of which this page is number 1.

Palm, Inc. (*)

(*)	Palm’s 52-53 week fiscal year ends on the Friday nearest May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
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
Item 1. Financial Statements
Palm, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	August 31,
	2005	2004
Revenues	$342,200	$273,145
Costs and operating expenses:
Cost of revenues (*)	237,844	181,803
Sales and marketing	45,301	37,555
Research and development	28,966	18,568
General and administrative	8,905	9,799
Amortization of intangible assets and deferred stock-based compensation (**)	2,874	2,339

Total costs and operating expenses	323,890	250,064
Operating income	18,310	23,081
Interest and other income (expense), net	1,703	(34)

Income before income taxes	20,013	23,047
Income tax provision	1,836	3,453

Net income	$18,177	$19,594

Net income per share:
Basic	$0.37	$0.41

Diluted	$0.35	$0.38

Shares used in computing per share amounts:
Basic	49,627	47,629

Diluted	51,807	51,005

(*)	Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.

(**)	Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$230	$312
Sales and marketing	2,045	1,654
Research and development	64	64
General and administrative	535	309

	$2,874	$2,339

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	August 31,	May 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$147,597	$128,164
Short-term investments	263,745	234,535
Accounts receivable, net of allowance for doubtful accounts of $5,590 and $6,874, respectively	128,491	140,162
Inventories	38,268	35,544
Investment for committed tenant improvements	5,375	6,182
Prepaids and other	9,669	8,225

Total current assets	593,145	552,812
Restricted investments	775	775
Land held for sale	60,000	—
Land not in use	—	60,000
Property and equipment, net	22,088	19,158
Goodwill	248,319	249,161
Intangible assets, net	28,095	30,373
Deferred income taxes	36,794	36,217
Other assets	1,532	1,536

Total assets	$990,748	$950,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,996	$135,720
Accrued restructuring	14,196	15,400
Provision for committed tenant improvements	5,375	6,182
Other accrued liabilities	177,270	164,450

Total current liabilities	335,837	321,752
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	12,935	12,257
Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 49,975 shares and 49,488 shares, respectively	50	49
Additional paid-in capital	1,414,855	1,406,935
Unamortized deferred stock-based compensation	(2,433)	(2,422)
Accumulated deficit	(806,074)	(824,251)
Accumulated other comprehensive income	578	712

Total stockholders’ equity	606,976	581,023

Total liabilities and stockholders’ equity	$990,748	$950,032

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	August 31,
	2005	2004
Cash flows from operating activities:
Net income	$18,177	$19,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,976	4,690
Amortization	2,874	2,339
Deferred income taxes	(577)	—
Changes in assets and liabilities:
Accounts receivable	11,671	(12,552)
Inventories	(2,724)	(5,122)
Prepaids and other	(570)	994
Accounts payable	3,276	15,559
Accrued restructuring	(1,204)	(4,887)
Other accrued liabilities	13,575	10,722

Net cash provided by operating activities	48,474	31,337

Cash flows from investing activities:
Purchase of property and equipment	(6,906)	(2,760)
Sale of restricted investments	—	400
Sale of short-term investments	42,036	47,564
Purchase of short-term investments	(71,351)	(82,466)

Net cash used in investing activities	(36,221)	(37,262)

Cash flows from financing activities:
Proceeds from issuance of common stock ,employee stock plans	7,180	8,822

Net cash provided by financing activities	7,180	8,822

Change in cash and cash equivalents	19,433	2,897
Cash and cash equivalents, beginning of period	128,164	98,569

Cash and cash equivalents, end of period	$147,597	$101,466

Other cash flow information:
Cash paid for income taxes	$241	$859

Cash paid for interest	$883	$907

See notes to condensed consolidated financial statements.

Palm, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (formerly palmOne, Inc.) (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 31, 2005 and results of operations and cash flows for the three months ended August 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The results of operations for the three months ended August 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal year 2006 contains 52 weeks and fiscal year 2005 contains 53 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Stock-Based Compensation

Palm has employee stock plans, which are described more fully in the notes to consolidated financial statements included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Palm accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

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

The following table illustrates the effect on net income and net income per share if Palm had elected to recognize stock-based compensation expense based on the fair value of the options granted to employees at the date of grant as prescribed by SFAS No. 123. For the purpose of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach (in thousands, except per share amounts):

	Three Months Ended
	August 31,
	2005	2004(1)
Net income, as reported	$18,177	$19,594
Add: Stock-based compensation expense included in reported net income, net of related tax effects	730	401
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,953)	(5,234)

Pro forma net income	$9,954	$14,761

Net income per share, as reported:
Basic	$0.37	$0.41

Diluted	$0.35	$0.38

Pro forma net income per share:
Basic	$0.20	$0.31

Diluted	$0.19	$0.29

(1)	Stock-based compensation expense determined under fair value method for the three months ended August 31, 2004 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.
The fair value of each option grant during the three months ended August 31, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	August 31,
	2005	2004
Risk-free interest rate	3.7%	3.1%
Volatility	75%	75%
Option term (in years)	3.47	3.46
Dividend yield	0.0%	0.0%
The weighted average estimated fair value of stock options granted were $15.73 per share and $18.77 per share during the three months ended August 31, 2005 and 2004, respectively.
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

4.	Net Income Per Share

Basic net income per share for the three months ended August 31, 2005 and 2004 are calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share for the three months ended August 31, 2005 and 2004 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share for the three months ended August 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	August 31,
	2005	2004

Net income	$18,177	$19,594

Basic and diluted net income:
Shares used to compute basic income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	49,627	47,629
Dilutive common equivalent shares:
Restricted stock subject to repurchase	19	125
Stock options and warrants	2,161	3,251

Shares used to compute diluted income per share	51,807	51,005

Basic net income per share	$0.37	$0.41

Diluted net income per share	$0.35	$0.38

For the three months ended August 31, 2005 and 2004, approximately 2,988,000 and 464,000, respectively, weighted options to purchase Palm common stock were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive.

5.	Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended
	August 31,
	2005	2004
Net income	$18,177	$19,594
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(42)	280
Recognized loss included in earnings	—	109
Accumulated translation adjustments	(92)	4

	$18,043	$19,987

6.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

		August 31, 2005			May 31, 2005
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Cash	$66,832	$—	$66,832	$44,341	$—	$44,341
Cash equivalents, money market funds	80,765	—	80,765	83,823	—	83,823

Total cash and cash equivalents	$147,597	$—	$147,597	$128,164	$—	$128,164

Short-term investments:
Federal government obligations	$93,175	$(333)	$92,842	$86,936	$(292)	$86,644
State and local government obligations	21,250	—	21,250	12,000	—	12,000
Corporate notes/bonds	138,560	(160)	138,400	120,796	(159)	120,637
Foreign corporate notes/bonds	11,263	(10)	11,253	15,263	(9)	15,254

	$264,248	$(503)	$263,745	$234,995	$(460)	$234,535

Investment for committed tenant improvements, money market funds	$5,375	$—	$5,375	$6,182	$—	$6,182

Restricted investments, certificates of deposit	$775	$—	$775	$775	$—	$775

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

In the third quarter of fiscal year 2005, the Company reclassified its investment in auction-rate securities as short-term investments. These investments were included in cash and equivalents in previous periods and such amounts have been reclassified to conform to the current period classification in the condensed consolidated cash flows for the three months ended August 31, 2004 ($109.5 million at August 31, 2004 and $104.5 million at May 31, 2004).

7.	Inventories

Inventories consist of the following (in thousands):

	August 31,	May 31,
	2005	2005
Finished goods	$37,492	$33,567
Work-in-process and raw materials	776	1,977

	$38,268	$35,544

8.	Land held for sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California by the direction of management. The Company expects to enter into an agreement to sell the land within the next twelve months. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the land not in use to land held for sale. The Company believes the land’s carrying value is less than the fair value or the expected sales price less any selling costs as of August 31, 2005.

9.	Business Combinations

On October 29, 2003, Palm acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.09 of a share of Palm common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. Palm derived the exchange ratio for the acquisition based on an arm’s length negotiation. The Handspring acquisition resulted in the issuance of approximately 13.6 million shares of Palm common stock. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of Palm common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation model, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit Palm in the future. During fiscal year 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits and costs to exit certain facilities, then further refined those estimates in fiscal year 2005 as the result of lower costs than estimated during fiscal year 2004. Adjustments to the other liabilities directly related to the Handspring acquisition were recorded as a net increase in goodwill.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability
	Recognized at			Balance at		Balance at
	October 29,	Cash		May 31,	Cash	August 31,
	2003	Payments	Adjustments	2005	Payments	2005
Workforce reduction costs	$1,805	$(2,029)	$224	$—	$—	$—
Excess facilities costs	3,689	(3,303)	1,776	2,162	(92)	2,070
Other	660	(673)	13	—	—	—

	$6,154	$(6,005)	$2,013	$2,162	$(92)	$2,070

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2004	$257,363
Goodwill adjustments	(8,202)

Balances, May 31, 2005	249,161
Goodwill adjustments	(842)

Balances, August 31, 2005	$248,319

Goodwill adjustments during fiscal year 2005 of approximately $8.2 million are primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to the Company’s estimated royalty obligations. Goodwill adjustments during the three months ended August 31, 2005 of approximately $0.8 million are the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the pre-acquisition tax liabilities related to Handspring. The Company will continue to adjust goodwill as required for changes in the value of deferred tax assets associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

			August 31, 2005			May 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Brand	240 months	$27,200	$(397)	$26,803	$27,200	$(57)	$27,143
Contracts and customer relationships	24 months	11,900	(10,908)	992	11,900	(9,420)	2,480
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(1,650)	150	1,800	(1,425)	375
Trademarks	24 months	1,400	(1,283)	117	1,400	(1,108)	292
Non-compete covenants	24 months	400	(367)	33	400	(317)	83

		$46,900	$(18,805)	$28,095	$46,900	$(16,527)	$30,373

Amortization expense related to intangible assets was $2.3 million and $1.9 million for the three months ended August 31, 2005 and 2004, respectively. Estimated future amortization expense is $2.3 million for the remaining nine months of fiscal year 2006 and approximately $1.4 million for each year thereafter through fiscal year 2025.

12.	Deferred Income Taxes

As of August 31, 2005, Palm’s deferred tax assets were comprised of net operating loss carryforwards, deferred expenses and tax credit carryforwards of $446.8 million offset by a valuation allowance of $410.0 million. The valuation allowance reduces deferred tax assets to their estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years.

The income tax provision for the three months ended August 31, 2005 represented approximately 9% of pretax income, which includes foreign and state income taxes of approximately $1.4 million and acquisition accounting adjustments to goodwill of approximately $0.4 million. The acquisition accounting adjustments to goodwill are related to the recognition of Handspring deferred tax assets, including net operating loss carryforwards that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction.

13.	Commitments

Palm facilities are leased under operating leases that expire at various dates through January 2013.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations, Palm retained $35.0 million and the remainder was assumed by PalmSource. The note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005 and retained the same terms. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $64.60 per share. Palm may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Palm will pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and has granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both August 31, 2005 and May 31, 2005.

Palm has an agreement with PalmSource that grants Palm certain licenses to develop, manufacture, test, maintain and support its products. This agreement was renewed in May 2005, providing for continued development and marketing of Palm products based on the PalmSource operating system through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended license agreement to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees are approximately $0.7 million per year. The renewed agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively.

In addition to the PalmSource agreement described above, Palm accrues for royalty obligations for its mobile communications and handheld devices based on either unit shipments or a percentage of applicable revenue for the net sales of products using certain software technologies. Palm recognizes royalty obligations as determinable in accordance with license agreement terms. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with the third parties. Palm has accrued royalty obligations of $34.9 million and $32.0 million as of August 31, 2005 and May 31, 2005, respectively, which are reported in other accrued liabilities and includes $32.1 million and $29.7 million, respectively, of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2005 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant in the interim period in which it is recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2005, Palm’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $146.3 million.

In August 2003, Palm entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year through September 30, 2005. The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (6.5% at August 31, 2005) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (5.47% at August 31, 2005). The interest rate may vary based on fluctuations in market rates. Palm is subject to a financial covenant requirement under the credit line agreement to maintain cash on deposit and short-term investments in the United States of not less than $100.0 million. As of August 31, 2005 Palm had used its credit line to support the issuance of letters of credit of $9.2 million. The Company is currently negotiating a new credit line and has made arrangements with SVB to cover its letters of credit in the interim.

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

Under the indemnification provisions with respect to representations and covenants in Palm’s purchase agreement for the Palm brand and with respect to trademark infringement in the amended and restated trademark license agreement with PalmSource, Palm agrees to defend and indemnify PalmSource and its affiliates for losses incurred, limited at $25.0 million for each agreement.

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

Changes in the product warranty accrual are (in thousands):

	Three Months Ended
	August 31,
	2005	2004
Balance, beginning of period	$19,653	$27,839
Payments made	(21,674)	(13,713)
Change in liability for product sold during the period	23,385	9,160
Change in liability for pre-existing warranties	6,749	583

Balance, end of period	$28,113	$23,869

14.	Restructuring Charges

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

The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, in the United States and United Kingdom, of approximately 100 regular employees and was completed during the year ended May 31, 2005. Restructuring charges related to the implementation of actions to streamline the Company consistent with its strategic plan. Cost reduction actions initiated in the third quarter of fiscal year 2004 were completed during the year ended May 31, 2005.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 45 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges related to the implementation of a series of actions to adjust the business consistent with Palm’s future wireless plans. Cost reduction actions initiated in the first quarter of fiscal year 2004 were substantially completed by the end of fiscal year 2004, except for remaining contractual payments for excess facilities.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, primarily in the United States, of approximately 140 regular employees, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges related to the implementation of a series of actions to better align the Company’s expense structure with its revenues. Cost reduction actions initiated in the third quarter of fiscal year 2003 were completed during the year ended May 31, 2005.

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of August 31, 2005, the balance consists of lease commitments, payable over approximately six years, offset by estimated sublease proceeds of approximately $20.9 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2004				Q4 2001
	Action	Q1 2004 Action	Q3 2003 Action		Action
		Excess		Excess
		Facilities		Facilities
	Workforce	and	Discontinued	and	Excess
	Reduction	Equipment	Project	Equipment	Facilities
	Costs	Costs	Costs	Costs	Costs	Total
Balance, May 31, 2004	$708	$805	$2,367	$317	$19,402	$23,599
Restructuring expense	(98)	—	(342)	80	—	(360)
Cash payments	(610)	(461)	(1,980)	(397)	(6,508)	(9,956)
Write-offs	—	—	(45)	—	—	(45)

Balance, May 31, 2005	—	344	—	—	12,894	13,238
Cash payments	—	(91)	—	—	(1,021)	(1,112)

Balance, August 31, 2005	$—	$253	$—	$—	$11,873	$12,126

Accrued restructuring as of August 31, 2005 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements.)

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

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted palmOne’s motion for summary judgment that the ‘656 patent is invalid. Palm filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. In February 2005 the District Court granted Palm’s motion, finding the patent invalid and denied Xerox’s motion. Xerox has appealed the ruling to the CAFC. If Palm is not successful, Palm may be liable as well under an indemnity flowing to PalmSource and/or its licensees if Xerox seeks to enforce its patent claims against them. In connection with Palm’s separation from 3Com, Palm may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.

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

In September 2005, four purported consumer class action lawsuits were filed against Palm, three in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, and Loew v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All four complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws and breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief.

In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief.

16.	Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively. Under the software license and source code agreement, Palm incurred expenses of $11.9 million and $10.3 million during the three months ended August 31, 2005 and 2004, respectively. As of August 31, 2005 and May 31, 2005, Palm had accounts payable to PalmSource of $11.5 million and $11.1 million, respectively, as the result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004.

Other Transactions and Relationships

Palm has a $30.0 million line of credit from Silicon Valley Bank, dating from August 2003, as amended, against which Palm had $9.2 million in letters of credit issued as of August 31, 2005 to cover leases and other arrangements. Eric Benhamou, Chairman of Palm’s Board of Directors, became a member of Silicon Valley Bank’s Board of Directors during the third quarter of Palm’s fiscal year 2005.

Palm has related party relationships with the following entities with which Palm engages in only nominal amounts of business transactions:

Palm has a relationship with RealNetworks in connection with bundling of products, web site referrals and engineering assistance. Eric Benhamou, Chairman of Palm’s Board of Directors, is also a member of RealNetworks’ Board of Directors.

Palm is involved in a co-promotional sales and marketing relationship with Good Technology. Good Technology is a value-added reseller of Palm products. Bruce Dunlevie, a current member of Palm’s Board of Directors, also serves as a member of Good Technology’s Board of Directors and is a partner at Benchmark Capital, which owns more than 5% of the Good Technology stock.

Palm purchased software licenses and services from Kontiki, Inc. during the three months ended August 31, 2005 and 2004. Michael Homer, a current member of Palm’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of Palm’s Board of Directors, is a partner at Benchmark Capital, which owns more then 10% of the Kontiki stock.

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid service fees to Motricity for hosting Palm’s software sales during the three months ended August 31, 2005.
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
This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: demand for Palm’s products; Palm’s market position; shifts in Palm’s average selling price, product mix and geographic revenue mix; the development and introduction of new products and services; competitors and competition in the markets in which Palm operates; trends in revenues, gross margin, operating income, royalty rates, technical services expenses, warranty costs, sales and marketing expenses, research and development expenses, employee related expenses and other expenses, headcount, return rates, accounts receivable and other assets and cash generation; the use of proceeds from the potential sale of securities under Palm’s universal shelf registration statement; the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; investment activities, the value of investments and the use of Palm’s financial instruments; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; the timing of reversal of our deferred tax asset valuation allowance; Palm’s defenses to legal proceedings and litigation matters; provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.
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
Palm accrues for royalty obligations for its mobile communications and handheld devices based on either unit shipments or a percentage of applicable revenue for the net sales of products using certain software technologies. Palm recognizes royalty obligations as determinable in accordance with license agreement terms. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with the third parties. Palm has accrued royalty obligations of $34.9 million and $32.0 million as of August 31, 2005 and May 31, 2005, respectively, which are reported in other accrued liabilities and includes $32.1 million and $29.7 million, respectively, of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2005 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant in the interim period in which it is recorded.

Long-lived assets such as land held for sale, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.
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
Results of Operations
Revenues

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Revenues	$342,200	100.0%	$273,145	100.0%	$69,055
We derive our revenues from sales of our handheld computing and communications devices, add-ons and accessories as well as related services. Revenues for the three months ended August 31, 2005 increased approximately 25% from the three months ended August 31, 2004. During the three months ended August 31, 2005, net device units shipped were 996,000 units at an average selling price of $324. During the three months ended August 31, 2004, net device units shipped were 981,000 units at an average selling price of $259. The unit shipments were up approximately 2% and the average selling price was up approximately 25% in the three months ended August 31, 2005. Of this 25% increase in revenues, unit shipments contributed approximately 2 percentage points and the increase in average selling prices contributed approximately 23 percentage points. The increase in average selling price reflects a shift towards smartphones, which carry a higher average selling price, in our product mix during fiscal year 2006. We closed our Internet access services in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers. Related revenues during the first quarter of fiscal year 2006 were $0, compared to approximately $2.3 million during the comparable period a year ago.

International revenues were approximately 25% of worldwide revenues in the three months ended August 31, 2005 compared with approximately 30% in the three months ended August 31, 2004. Of the 25% increase in worldwide revenues from the three months ended August 31, 2004 as compared to the three months ended August 31, 2005, approximately 23 percentage points resulted from an increase in United States revenues and approximately 2 percentage points resulted from an increase in international revenues. Average selling prices for our devices increased in the United States by 22% and internationally by 28% during the three months ended August 31, 2005 from the three months ended August 31, 2004. The increase in average selling prices is primarily the result of broader penetration of the Treo 650 smartphone with carriers both in the United States and internationally. Net units sold increased approximately 13% in the United States and decreased 19% internationally. The increase in the United States is primarily due to broader penetration of our smartphones on additional carriers during the three months ended August 31, 2005 as compared to the three months ended August 31, 2004, partially offset by a decrease in traditional handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our traditional handheld units partially offset by an increase in smartphone unit sales.
Total Cost of Revenues

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Cost of revenues	$237,844	69.5%	$181,803	66.6%	$56,041
Applicable portion of amortization of intangible assets and deferred stock-based compensation	230	0.1	312	0.1	(82)

Total cost of revenues	$238,074	69.6%	$182,115	66.7%	$55,959
‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, OS royalty expense, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues increased by 2.9% to 69.5% for the three months ended August 31, 2005 from 66.6% for the three months ended August 31, 2004. The increase is primarily the result of approximately 5.3 percentage points of increased warranty expenses due to a shift in our product mix towards smartphones which constituted 67% of our revenues during the first quarter of fiscal year 2006 compared to 47% in the year ago period. Smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues. In addition, the increase in warranty expenses was impacted by an increase in our current estimate of return rates of our earlier model smartphones and higher per unit repair costs. Partially offsetting this increase was a reduction of excess, obsolete, scrap and rework charges contributing approximately 1.0 percentage points, due to more favorable inventory management results and reduced scrap experience. Other costs of revenues decreased by approximately 0.9 percentage points primarily due to reduced depreciation costs as the result of our tooling becoming fully depreciated and reduced freight expedite charges. We also experienced reduced Palm OS royalty rates during the three months ended August 31, 2005 compared to the same period last year, consistent with the terms of our software license agreement with PalmSource, contributing approximately 0.5 percentage points.
The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues decreased in absolute dollars during the three months ended August 31, 2005 compared to the three months ended August 31, 2004, primarily due to the cancellation of certain restricted stock awards forfeited upon termination of employment of certain employees during fiscal year 2005.
Sales and Marketing

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Sales and marketing	$45,301	13.2%	$37,555	13.7%	$7,746
Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to our increased revenues during the three months ended August 31, 2005 compared to the same quarter a year ago. Sales and marketing expenses in the three months ended August 31, 2005 increased approximately 21% from the three months ended August 31, 2004. The increase in absolute dollars is primarily due to increased marketing development expenses with our retail and carrier customers of approximately $5.1 million as a result of our increased revenues, increased employee related expenses of approximately $2.0 million primarily due to an increase in our headcount during the three months ended August 31, 2005 by approximately 36 employees compared to the comparable quarter a year ago. There were further increases in product promotional programs of approximately $1.0 million and increased consulting expenses of approximately $0.8 million. The increase in consulting expense is due to using consulting assistance during the quarter to complete marketing activities until full-time employees are hired to sustain these activities. Facilities costs and allocations increased by approximately $0.8 million during the three months ended August 31, 2005 as a result of the increased headcount. These increases were partially offset by reduced marketing spending of approximately $2.2 million primarily due to an ad campaign that ran in select markets during the three months ended August 31, 2004, which was not repeated during the three months ended August 31, 2005.

Research and Development

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Research and development	$28,966	8.5%	$18,568	6.8%	$10,398
Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended August 31, 2005 increased approximately 56% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended August 31, 2005 is primarily due to an increase in employee related expenses of approximately $8.3 million reflecting an increase of 187 additional employees hired to support our commitment to the development of smartphone products and increased allocated information technology and facilities costs of approximately $2.2 million as a result of the increased headcount. In addition, consulting expense increased by approximately $1.6 million to further support our efforts in the smartphone space until we hire full-time employees. These increases were partially offset by a decrease in project materials and non-recurring engineering costs of approximately $1.7 million primarily due to recognition of payments received from a third party to perform development work on its behalf.
General and Administrative

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
General and administrative	$8,905	2.6%	$9,799	3.6%	$(894)
General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues during the three months ended August 31, 2005 is primarily due to increased revenues during the three months ended August 31, 2005 as compared to the three months ended August 31, 2004. The decrease in absolute dollars is primarily due to a reduction in our allowance for doubtful accounts of $1.0 million because of improvements in the condition of our accounts receivable at August 31, 2005 in comparison to August 31, 2004.
Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$2,874	0.8%	$2,339	0.9%	$535
The increase in amortization of intangible assets and deferred stock-based compensation in absolute dollars is primarily due to the amortization of the Palm brand which was acquired in May 2005, contributing approximately $0.3 million and an increase in the amortization of restricted stock awards of approximately $0.2 million.

Interest and Other Income (Expense), Net

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$1,703	0.5%	$(34)	—%	$1,737
Interest and other income (expense), on a net basis, was $1.7 million of net income for the three months ended August 31, 2005 compared to $34 thousand of net expense for the three months ended August 31, 2004. Interest and other income for the first quarter of fiscal year 2006 primarily consisted of approximately $2.9 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.2 million of interest expense and bank and other charges. Interest and other expense for the first quarter of fiscal year 2005 primarily consisted of $0.9 million of interest expense and bank and other charges partially offset by approximately $0.9 million of interest income on our cash, cash equivalent and short-term investment balances. Interest income increased primarily as a result of increased cash, cash equivalents and short-term investments and increased interest rates during the three months ended August 31, 2005 as compared to the comparable period a year ago. Interest expense and bank and other charges increased primarily due to increased interest expense recognized as a result of the debt incurred in connection with the acquisition of the Palm brand.
Income Tax Provision

	Three Months Ended August 31,
	2005	% of Revenue	2004	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Income tax provision	$1,836	0.5%	$3,453	1.3%	$(1,617)
The income tax provision for the three months ended August 31, 2005 represented approximately 9% of pretax income, which includes foreign and state income taxes of approximately $1.4 million and acquisition accounting adjustments to goodwill of approximately $0.4 million. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, relating to Handspring that are projected to be realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction. We continue to maintain our valuation allowance which is reviewed quarterly and will be preserved until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years. We believe that if we continue to experience profitable results of operations, we may have enough evidence to reverse some or all of our valuation allowance during fiscal year 2006. The income tax provision for the three months ended August 31, 2004, which included foreign and state income taxes of approximately $1.1 million and acquisition accounting adjustments to goodwill of approximately $2.4 million, represented approximately 15% of pretax income.
Liquidity and Capital Resources
Cash and cash equivalents at August 31, 2005 were $147.6 million, compared to $128.2 million at May 31, 2005. The increase of $19.4 million in cash and cash equivalents was primarily attributable to net income of $18.2 million, non-cash charges of $6.2 million, changes in assets and liabilities of $24.0 million and proceeds of $7.2 million from employee stock plan activity. This was offset by $29.3 million in net purchases of short-term investments and cash used for the purchase of property and equipment of $6.9 million.
We anticipate our August 31, 2005 total cash, cash equivalents and short-term investments balance of $411.3 million will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term deficiencies.
Net accounts receivable were $128.5 million at August 31, 2005, a decrease of 11.7 million or 8% from $140.2 million at May 31, 2005. Days sales outstanding, or DSO, of receivables decreased to 34 days at August 31, 2005 from 38 days at May 31, 2005, primarily due to the linearity of our quarterly sales as compared to the sales at the end of the fourth quarter of fiscal year 2005.
Palm facilities are leased under operating leases that expire at various dates through January 2013.
In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations, Palm retained $35.0 million and the remainder was assumed by PalmSource. The note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005 and retained the same terms. The note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $64.60 per share. Palm may force a conversion at any time, provided its common stock has traded above $99.48 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the note. The note agreement defines certain events of default pursuant to which the full amount of the note plus interest could become due and payable.

In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Palm will pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008 and has granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both August 31, 2005 and May 31, 2005.
Palm has an agreement with PalmSource that grants Palm certain licenses to develop, manufacture, test, maintain and support its products. This agreement was renewed in May 2005, providing for continued development and marketing of Palm products based on the PalmSource operating system through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource’s software, as well as a source code license and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended license agreement to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees are approximately $0.7 million per year. The renewed agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively.
In addition to the PalmSource agreement described above, Palm accrues for royalty obligations for its mobile communications and handheld devices based on either unit shipments or a percentage of applicable revenue for the net sales of products using certain software technologies. Palm recognizes royalty obligations as determinable in accordance with license agreement terms. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with the third parties. Palm has accrued royalty obligations of $34.9 million and $32.0 million as of August 31, 2005 and May 31, 2005, respectively, which are reported in other accrued liabilities and includes $32.1 million and $29.7 million, respectively, of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2005 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant in the interim period in which it is recorded.
Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2005, Palm’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $146.3 million.
In August 2003, Palm entered into a two-year, $30.0 million revolving credit line with Silicon Valley Bank, or SVB, which was amended and restated to extend the term one more year, through September 30, 2005. The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to SVB’s prime rate (6.5% at August 31, 2005) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (5.47% at August 31, 2005). The interest rate may vary based on fluctuations in market rates. Palm is subject to a financial covenant requirement under the credit line agreement to maintain cash on deposit and short-term investments in the United States of not less than $100.0 million. As of August 31, 2005 Palm had used its credit line to support the issuance of letters of credit of $9.2 million. The Company is currently negotiating a new credit line and has made arrangements with SVB to cover its letters of credit in the interim.
We denominate our sales to certain European customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

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
• competition for consumer and enterprise spending on other products;
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
This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on mobile communications and computing devices. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our handheld and smartphone products. Our smartphone products-related revenue grew from approximately 47% of our total revenue during the first quarter of fiscal year 2005 to approximately 67% during the first quarter of fiscal year 2006, causing us to shift the focus of a large portion of our engineering resources towards the smartphone opportunity as well as hire and integrate new employees. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.
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
We rely on third parties to design, manufacture, distribute, warehouse and support our handheld and smartphone devices, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.
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
We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu in China), economic slowdowns, labor disruptions, trade restrictions and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and smartphone devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

These manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our device products. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. If these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under manufacturing agreements, our business and reputation could be harmed. In addition, our contractual relationships are principally with the manufacturers of our products, and not with component suppliers. In the absence of a contract with the manufacturer that requires it to obtain and pass through warranty and indemnity rights with respect to component suppliers, we may not have recourse to any third party in the event of a component failure.
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
Changes in transportation schedules due to terrorist threats or attacks, military activity, labor disruptions, acts of nature or carrier financial difficulties could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our results of operations could be adversely impacted.
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
Some of these competitors, such as HTC, produce smartphones as carrier-branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultramobile personal computers and laptop computers with VoIP, and WiFi phones with VoIP.
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
• timely build out of advanced wireless carrier networks such as Universal Mobile Telecommunications System, or UMTS, Enhanced Data GSM Evolution, or EDGE, and Evolution Data Optimized, or EVDO, which enhance the user experience for email and other services through higher speed and “always on” functionality;
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
The amount of future wireless carrier subsidies is uncertain, and wireless carriers are free to reduce or eliminate their subsidies with little notice to us, which could negatively impact our revenue and results of operations.
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
Our three largest customers of the first quarter of fiscal year 2006 accounted for 54% of our revenues during the period compared 32% for our largest customers during the fourth quarter of fiscal year 2005. We expect this trend of increased revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operation and financial condition.
In addition, our three largest customers during the three months ended August 31, 2005 accounted for 46% of our accounts receivable as of August 31, 2005 and the two largest customers accounted for 24% of our accounts receivable at the end of fiscal year 2005. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, increasing our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer. While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, results of operation and financial condition.

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
Our product strategy is substantially dependent on the Palm OS, which is owned by PalmSource, a former subsidiary of Palm that recently announced it is being acquired by Access Co. We have also recently announced a product which utilizes the Microsoft OS, which could affect our relationship with PalmSource or its acquirer or successor.
We have a license agreement with PalmSource which extends through December 2009. Our license of the Palm OS from PalmSource is critical to the operation of many of our products, including all of our existing products. While we have announced a product which utilizes the Microsoft operating system, we currently rely exclusively on PalmSource to provide the operating system for all of our handheld and wireless communications device products, and we cannot predict how well the market will receive products based on the Microsoft or any other operating system. In addition, PalmSource has recently announced that it will be acquired by Access Co., likely bringing the Palm OS under new management and control.
Termination of the Palm OS license, an adverse change in our relationship with PalmSource or its acquirer or successor, failure by PalmSource or its acquirer or successor to supply a competitive platform, retain employees or otherwise remain viable, or an unfavorable outcome in any material lawsuit involving the Palm OS, could harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource, or its acquirer or successor, regardless of the volume of devices we sell containing the Palm OS. Our business could be harmed if:
•	we were to breach the license agreement and PalmSource, or its acquirer or successor, terminated the license;

•	PalmSource, or its acquirer or successor, does not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform;

•	our Palm OS-based devices drop in volume, yet we still owe PalmSource, or its acquirer or successor, minimum royalties; or

•	our announcement of a product on the Microsoft operating system, or our development of other devices on the Microsoft or any other operating system, impacts our volumes of Palm OS-based devices or impacts the perception of the Palm OS’s viability in the market, which could cause a deterioration of our volume of Palm OS-based devices.
While we have an existing relationship with Access as a supplier of the web browser in many of our products, we do not yet know the direction in which Access will take the Palm OS or whether that direction will be compatible with our plans and needs. Furthermore, the acquisition of PalmSource was initially contested by other suitors, and we cannot be certain that Access, regardless of its intentions, will be the eventual acquirer or that the Palm OS or other PalmSource intellectual property important to our business will not eventually fall to an acquirer less strategically aligned with us than PalmSource has been. While our license and other agreements with PalmSource include certain protections for us if PalmSource or its acquirer or successor is acquired, these protections may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.

Other than the restrictions on the use of certain trademarks and domain names, nothing prohibits PalmSource, or its acquirer or successor, from competing with Palm or offering the PalmSource operating system to competitors of Palm. Palm and PalmSource, or its acquirer or successor, may not be able to resolve any potential conflicts that may arise between us, which may damage our relationship with PalmSource or its acquirer or successor.
Palm is a defendant in at least one intellectual property lawsuit involving the Palm OS. Although PalmSource generally indemnifies us for damages arising from such lawsuits, other than with respect to the litigation with Xerox, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource from Palm, we could still be adversely affected by a determination adverse to PalmSource, or its successor, as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or the failure of PalmSource or its acquirer or successor to adequately indemnify us.
If we are unable to obtain key technology from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.
We license third-party software and hardware for use in our handheld and smartphone products, including the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technology is not delivered to us in a timely manner, on acceptable business terms or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.
Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.
Our success depends on our ability to attract and retain highly skilled personnel, including senior management. Over the past twelve months, we have experienced turnover in some of our senior management positions. We filled some of these positions and are actively recruiting to fill the remainder. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. For example, we have recently moved into, invested in and committed ourselves to a six-year headquarters lease, but that space may not be adequate for our needs over the full term of the lease. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options or other equity incentives, or both.
Palm’s practice has been to provide incentives to all of its employees through the use of broad based stock option plans, but the number of shares available for new option grants is limited and new accounting rules from the Financial Accounting Standards Board and other agencies concerning the expensing of stock options, which will require us and other companies to record substantial charges to earnings, may cause us to re-evaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.
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

Third parties have claimed, and may claim in the future, that we are infringing upon their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products if these claims are successful.
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
Our products are subject to increasingly stringent laws, standards and other regulatory requirements, and the costs of compliance or failure to comply may adversely impact our business, results of operations and financial condition.
Our products must comply with a variety of laws, standards and other requirements governing, among other things, safety, materials usage, packaging and environmental impacts and must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where our products are sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and in severe cases prevent us from selling our products in certain jurisdictions.
For example, many of our products are subject to laws and regulations that restrict the use of lead and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions will apply to the products we sell beginning July 1, 2006, and new recycling, labeling, financing and related requirements came into effect with respect to certain of our products in August 2005. Failure to comply with applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe after July 1, 2006 are found to contain more than the permitted percentage of lead or another listed substance, it is possible that we could be forced to recall the products, which could lead to substantial replacement costs, contract damage claims from customers, and reputational harm. We are now and expect in the future to become subject to similar requirements in the United States, China and other parts of the world.
As a result of these new European requirements and anticipated developments elsewhere, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide compliant materials, parts and end products and re-designing products so that they comply with these and the many other requirements applicable to them.
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
We own approximately 39 acres of land in San Jose, California which we do not plan to develop. In the third quarter of fiscal year 2003, we reported an impairment charge to adjust the carrying cost of the land to its then current fair market value. We are actively marketing this land for sale, and a future sale or other disposition of the land at less than its carrying value, or a further deterioration in market values that impacts our expected recoverable value, would result in a non-cash charge which would negatively impact our results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2005 would cause an immaterial decline in the fair value of our cash equivalents. As of August 31, 2005, we had short-term investments of $263.7 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2005 would cause a decline of less than 1% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.
Foreign Currency Exchange Risk
We denominate our sales to certain European customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense).

Equity Price Risk
As of August 31, 2005 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.
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
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 15 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes employee stock repurchase activity for the three months ended August 31, 2005:

	Total Number	Average Price
	of Shares	Paid Per
	Purchased	Share
June 1, 2005—June 30, 2005	—	$—
July 1, 2005—July 31, 2005	4,468	29.10
August 1, 2005—August 31, 2005	1,377	31.37

	5,845	$29.63

The total number of shares repurchased include those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of August 31, 2005 a total of approximately 100,000 shares may still be repurchased. Palm does not have a publicly announced plan to repurchase any of its shares of common stock.

Item 6. Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand- spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.12	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.13	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.14	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.15**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.16	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.17	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.18	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.19	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.20	Amendment No. 1 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.27	4/5/05

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.21	Amendment No. 2 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.28	4/5/05

10.22	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.23	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.24	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.25	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.26	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.27	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.28	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: October 7, 2005	By:	/s/ Andrew J. Brown

Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand- spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11**	Sublease Agreement by and between Cisco Systems Inc. and the registrant.	10-K	000-29597	10.38	7/30/02

10.12	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.13	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.14	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.15**	Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.39	10/14/03

10.16	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.17	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.18	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.19	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.20	Amendment No. 1 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.27	4/5/05

10.21	Amendment No. 2 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.28	4/5/05

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.22	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.23	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.24	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.25	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.26	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.27	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.28	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.