Form 10-Q
period 2005-12-02
PALM INC
filed 2006-01-10
CIK 1100389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 000-29597

Palm, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
950 West Maude Avenue
Sunnyvale, California
94085
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (408) 617-7000
Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 30, 2005, 50,437,144 shares of the Registrant’s Common Stock were outstanding.
This report contains a total of 45 pages of which this page is number 1.

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
Palm, Treo, LifeDrive, Tungsten, Zire, Palm OS, and Graffiti are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Palm, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Revenues	$444,633	$376,180	$786,833	$649,325
Costs and operating expenses:
Cost of revenues (*)	308,688	266,478	546,532	448,281
Sales and marketing	54,175	45,048	99,476	82,603
Research and development	31,144	20,407	60,110	38,975
General and administrative	11,800	11,312	20,705	21,111
Amortization of intangible assets and deferred stock-based compensation (**)	2,072	2,527	4,946	4,866
Restructuring charges	1,954	—	1,954	—

Total costs and operating expenses	409,833	345,772	733,723	595,836
Operating income	34,800	30,408	53,110	53,489
Interest and other income (expense), net	1,871	611	3,574	577

Income before income taxes	36,671	31,019	56,684	54,066
Income tax provision (benefit)	(224,218)	6,328	(222,382)	9,781

Net income	$260,889	$24,691	$279,066	$44,285

Net income per share:
Basic	$5.21	$0.51	$5.60	$0.92

Diluted	$5.02	$0.48	$5.36	$0.86

Shares used in computing per share amounts:
Basic	50,076	48,381	49,852	48,005

Diluted	52,048	51,442	52,198	51,223

(*)	Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.

(**)	Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$155	$351	$385	$663
Sales and marketing	1,535	1,714	3,580	3,368
Research and development	64	64	128	128
General and administrative	318	398	853	707

	$2,072	$2,527	$4,946	$4,866

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	November 30,	May 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$181,350	$128,164
Short-term investments	255,512	234,535
Accounts receivable, net of allowance for doubtful accounts of $6,149 and $6,874, respectively	203,509	140,162
Inventories	30,995	35,544
Deferred income taxes	80,025	—
Investment for committed tenant improvements	5,196	6,182
Prepaids and other	13,387	8,225

Total current assets	769,974	552,812
Restricted investments	775	775
Land held for sale	60,000	—
Land not in use	—	60,000
Property and equipment, net	22,842	19,158
Goodwill	166,538	249,161
Intangible assets, net	26,463	30,373
Deferred income taxes	324,738	36,217
Other assets	1,461	1,536

Total assets	$1,372,791	$950,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,878	$135,720
Income taxes payable	52,979	8,441
Accrued restructuring	13,822	15,400
Provision for committed tenant improvements	5,196	6,182
Other accrued liabilities	194,779	156,009

Total current liabilities	435,654	321,752
Non-current liabilities:
Long-term convertible debt	35,000	35,000
Other non-current liabilities	13,158	12,257
Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 50,276 shares and 49,488 shares, respectively	50	49
Additional paid-in capital	1,435,657	1,406,935
Unamortized deferred stock-based compensation	(1,906)	(2,422)
Accumulated deficit	(545,185)	(824,251)
Accumulated other comprehensive income	363	712

Total stockholders’ equity	888,979	581,023

Total liabilities and stockholders’ equity	$1,372,791	$950,032

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:

Net income	$279,066	$44,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,014	8,418
Amortization	4,946	4,866
Deferred income taxes	(269,553)	—
Realized loss on equity and short-term investments	602	165
Changes in assets and liabilities:
Accounts receivable	(63,347)	(98,354)
Inventories	4,549	(15,089)
Prepaids and other	(4,071)	(1,266)
Accounts payable	33,158	71,776
Income taxes payable	44,537	1,891
Accrued restructuring	(1,578)	(6,061)
Other accrued liabilities	38,748	44,381

Net cash provided by operating activities	75,071	55,012

Cash flows from investing activities:
Purchase of property and equipment	(11,698)	(7,613)
Sale of restricted investments	—	400
Sale of short-term investments	104,227	139,201
Purchase of short-term investments	(126,113)	(208,995)

Net cash used in investing activities	(33,584)	(77,007)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	11,699	13,147

Net cash provided by financing activities	11,699	13,147

Change in cash and cash equivalents	53,186	(8,848)
Cash and cash equivalents, beginning of period	128,164	98,569

Cash and cash equivalents, end of period	$181,350	$89,721

Other cash flow information:
Cash paid for income taxes	$1,760	$2,864

Cash paid for interest	$891	$940

See notes to condensed consolidated financial statements.

Palm, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (formerly palmOne, Inc.) (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of November 30, 2005 and results of operations for the three and six months ended November 30, 2005 and 2004 and cash flows for the six months ended November 30, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The results of operations for the six months ended November 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any future period.
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
In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003 Palm acquired Handspring, Inc., or Handspring, and changed its name to palmOne, Inc., or palmOne.
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
Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal year 2006 contains 52 weeks and fiscal year 2005 contained 53 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.
Certain prior period balances have been reclassified to conform to current quarter presentation.
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
In accordance with APB No. 25, Palm generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees and directors under its stock option plans, collectively referred to as “options.” The Company’s Amended and Restated 1999 Stock Option Plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to certain restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.
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

123. For the purpose of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004(1)	2005	2004(1)
Net income, as reported	$260,889	$24,691	$279,066	$44,285
Add: Stock-based compensation expense included in reported net income, net of related tax effects	440	589	1,170	990
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(7,793)	(7,197)	(16,746)	(12,431)

Pro forma net income	$253,536	$18,083	$263,490	$32,844

Net income per share, as reported
Basic	$5.21	$0.51	$5.60	$0.92

Diluted	$5.02	$0.48	$5.36	$0.86

Pro forma net income per share
Basic	$5.06	$0.37	$5.29	$0.68

Diluted	$4.88	$0.35	$5.09	$0.64

(1)	Stock-based compensation expense determined under fair value method for the three and six months ended November 30, 2004 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.
The fair value of each option grant during the three and six months ended November 30, 2005 and 2004 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Assumptions applicable to stock options:
Risk-free interest rate	4.4%	2.9%	4.2%	2.9%
Volatility	75%	75%	75%	75%
Option term (in years)	3.46	3.11	3.46	3.13
Dividend yield	0.0%	0.0%	0.0%	0.0%
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	2.2%	1.9%	2.2%	1.9%
Volatility	86%	98%	86%	98%
Option term (in years)	1.97	1.99	1.97	1.99
Dividend yield	0.0%	0.0%	0.0%	0.0%
The weighted average estimated fair value of stock options granted were $14.47 per share and $15.61 per share during the three months ended November 30, 2005 and 2004, respectively, and $14.84 per share and $15.77 per share during the six months ended November 30, 2005 and 2004, respectively. The weighted average estimated fair value of shares issued under the employee stock purchase plan were $12.12 per share during the three and six months ended November 30, 2005 and $6.51 per share during the three and six months ended November 30, 2004.
3.	Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, FASB, issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. SFAS No. 123(R) will be effective for years beginning after June 15, 2005, which is Palm’s fiscal year 2007. Management has not yet determined the impact that SFAS No. 123(R) will have on its financial position, results of operations and statement of cash flows, but expects that the impact will be material.

4.	Net Income Per Share
Basic net income per share for the three and six months ended November 30, 2005 and 2004 is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share for the three and six months ended November 30, 2005 and 2004 is calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options, long-term convertible debt and warrants outstanding, calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended November 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic net income per share	$260,889	$24,691	$279,066	$44,285
Effect of dilutive securities:
Interest expense on long-term convertible debt, net of taxes	263	—	525	—

Numerator for diluted net income per share	$261,152	$24,691	$279,591	$44,285

Denominator:
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	50,076	48,381	49,852	48,005
Effect of dilutive securities:
Restricted stock subject to repurchase	11	128	15	127
Long-term convertible debt	542	—	542	—
Stock options and warrants	1,419	2,933	1,789	3,091

Shares used to compute diluted net income per share	52,048	51,442	52,198	51,223

Basic net income per share	$5.21	$0.51	$5.60	$0.92

Diluted net income per share	$5.02	$0.48	$5.36	$0.86

Weighted options to purchase Palm common stock of approximately 3,294,000 and 874,000 for the three months ended November 30, 2005 and 2004, respectively, and approximately 3,141,000 and 1,338,000, for the six months ended November 30, 2005 and 2004, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounts for the effect of the long-term convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the long-term convertible debt is assumed to be converted to shares at a conversion price of $64.60, and interest expense, net of taxes, related to the long-term convertible debt is added back to net income. For the three and six months ended November 30, 2004, approximately 542,000 shares were excluded from the computations of diluted net income per share because the effect would have been anti-dilutive.
5.	Comprehensive Income
The components of comprehensive income are (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net income	$260,889	$24,691	$279,066	$44,285
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(837)	(516)	(879)	(236)
Recognized loss included in earnings	602	56	602	165
Accumulated translation adjustments	20	639	(72)	643

Total comprehensive income	$260,674	$24,870	$278,717	$44,857

6.	Cash and Available-for-Sale and Restricted Investments
The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	November 30, 2005			May 31, 2005
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Cash	$63,400	$—	$63,400	$44,341	$—	$44,341
Cash equivalents, money market funds	117,950	—	117,950	83,823	—	83,823

Total cash and cash equivalents	$181,350	$—	$181,350	$128,164	$—	$128,164

Short-term investments:
Federal government obligations	$97,108	$(877)	$96,231	$86,936	$(292)	$86,644
State and local government obligations	17,000	—	17,000	12,000	—	12,000
Corporate notes/bonds	131,249	(217)	131,032	120,796	(159)	120,637
Foreign corporate notes/bonds	11,263	(14)	11,249	15,263	(9)	15,254

	$256,620	$(1,108)	$255,512	$234,995	$(460)	$234,535

Investment for committed tenant improvements, money market funds	$5,196	$—	$5,196	$6,182	$—	$6,182

Restricted investments, certificates of deposit	$775	$—	$775	$775	$—	$775

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.
In the third quarter of fiscal year 2005, the Company reclassified its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods and such amounts have been reclassified to conform to the current period classification in the condensed consolidated cash flows for the six months ended November 30, 2004 ($146.4 million at November 30, 2004 and $104.5 million at May 31, 2004).
The Company realized a loss of approximately $0.6 million from the sale of available-for-sale marketable securities in the second quarter of fiscal year 2006.
7.	Inventories
Inventories consist of the following (in thousands):

	November 30,	May 31,
	2005	2005
Finished goods	$29,144	$33,567
Work-in-process and raw materials	1,851	1,977

	$30,995	$35,544

8.	Land held for sale
In August 2005, at the direction of management, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the land not in use to land held for sale. The Company expects to enter into an agreement to sell the land within twelve months of this reclassification. The Company believes the land’s carrying value is equal to or less than the fair value or the expected sales price less any selling costs as of November 30, 2005.
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

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit Palm in the future. During fiscal year 2004, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater than originally estimated costs for employee termination benefits and costs to exit certain facilities, then further refined those estimates in fiscal year 2005 as the result of lower costs than estimated during fiscal year 2004. Adjustments to the other liabilities directly related to the Handspring acquisition were recorded as a net increase in goodwill.
Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability
	Recognized at			Balance at		Balance at
	October 29,	Cash		May 31,	Cash	November 30,
	2003	Payments	Adjustments	2005	Payments	2005
Workforce reduction costs	$1,805	$(2,029)	$224	$—	$—	$—
Excess facilities costs	3,689	(3,303)	1,776	2,162	(212)	1,950
Other	660	(673)	13	—	—	—

	$6,154	$(6,005)	$2,013	$2,162	$(212)	$1,950

10.	Goodwill
Changes in the carrying amount of goodwill are (in thousands):

Total
Balance, May 31, 2004	$257,363
Goodwill adjustments	(8,202)

Balance, May 31, 2005	249,161
Goodwill adjustments	(82,623)

Balance, November 30, 2005	$166,538

Goodwill adjustments during fiscal year 2005 of approximately $8.2 million are primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to the Company’s estimated royalty obligations. Goodwill adjustments during the six months ended November 30, 2005 of approximately $82.6 million are the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the pre-acquisition tax liabilities related to Handspring. The Company will continue to adjust goodwill as required for changes in the value of deferred tax assets associated with the Handspring acquisition.
11.	Intangible Assets
Intangible assets consist of the following (dollars in thousands):

		November 30, 2005			May 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Brand	240 months	$27,200	$(737)	$26,463	$27,200	$(57)	$27,143
Contracts and customer relationships	24 months	11,900	(11,900)	—	11,900	(9,420)	2,480
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(1,800)	—	1,800	(1,425)	375
Trademarks	24 months	1,400	(1,400)	—	1,400	(1,108)	292
Non-compete covenants	24 months	400	(400)	—	400	(317)	83

		$46,900	$(20,437)	$26,463	$46,900	$(16,527)	$30,373

Amortization expense related to intangible assets was $1.6 million and $1.9 million for the three months ended November 30, 2005 and 2004, respectively, and $3.9 million and $3.9 million for the six months ended November 30, 2005 and 2004, respectively. Estimated future amortization expense is $0.7 million for the remaining six months of fiscal year 2006 and approximately $1.4 million for each year thereafter through fiscal year 2025.

12.	Deferred Income Taxes
During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and that it was appropriate to release the valuation allowance previously recorded against those deferred tax assets. As a result, the Company released $324.5 million of valuation allowance of which $16.4 million relating to previously exercised stock options was credited directly to additional paid-in capital, $81.8 million relating to net operating losses of Handspring prior to its acquisition was credited to goodwill and $226.3 million was recorded as a non-cash income tax benefit resulting in an increase in earnings.
The total valuation allowance reversal consists of $43.6 million recognized as a result of income earned in the second quarter of fiscal year 2006 and $280.9 million representing amounts recognizable due to sufficient positive evidence regarding realization of these tax benefits through income in future fiscal years, and excludes the benefit relating to expected earnings for the remaining six months of fiscal year 2006. At November 30, 2005, Palm’s deferred tax assets were comprised of the tax effects of net operating loss carryforwards, tax credit carryforwards and temporary differences that will result in tax benefits in future years of $443.8 million, offset by a valuation allowance of $39.1 million. The valuation allowance at November 30, 2005 includes $29.5 million which will be reversed in the remaining six months of fiscal year 2006, based on expected earnings over that period. This will result in an effective tax rate which recognizes this benefit in those quarters. The remaining valuation allowance of $9.6 million consists of an allowance of $1.8 million for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not, and $7.8 million relating to the tax benefit of stock option exercises which will be reversed and recognized as a credit to additional paid-in capital when the benefit is realized.
The income tax benefit for the three months ended November 30, 2005 was $224.2 million which consisted of the $226.3 million valuation allowance reversal described above, offset by foreign and state taxes of approximately $1.3 million and federal tax expense recorded as an offset to goodwill from the recognition of Handspring’s net operating loss carryforward of $0.8 million. The income tax benefit for the six months ended November 30, 2005 was $222.4 million, which consisted of the $226.3 million valuation allowance reversal described above, offset by foreign and state taxes of approximately $2.7 million and federal tax expense arising from adjustments for the Handspring net operating loss carryforward of $1.2 million.
13.	Commitments and Guarantees
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
In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Palm will pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and has granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both November 30, 2005 and May 31, 2005.
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

In addition to the PalmSource agreement described above, Palm accrues for royalty obligations for its handheld computing and smartphone devices based on either unit shipments, a percentage of applicable revenue for the net sales of products using certain software technologies or fully paid-up license fees as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.0 million and $32.0 million as of November 30, 2005 and May 31, 2005, respectively, which are reported in other accrued liabilities and includes $34.9 million and $29.7 million, respectively, of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2005 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which it is recorded.
Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2005, Palm’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $144.6 million.
In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to Comerica’s prime rate (7.0% at November 30, 2005) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (6.14% at November 30, 2005). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets excluding intellectual property and real estate. As of November 30, 2005 Palm had used its credit line to support the issuance of letters of credit of $6.5 million.
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
Under the indemnification provisions of Palm’s customer agreements and software license agreements, Palm agrees to defend the reseller/licensee against third party claims asserting infringement by Palm’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.
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

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and our experience with products in production or distribution.
Changes in the product warranty accrual are (in thousands):

	Six Months Ended
	November 30,
	2005	2004
Balance, beginning of period	$19,653	$27,839
Payments made	(40,666)	(28,543)
Change in liability for product sold during the period	50,988	26,630
Change in liability for pre-existing warranties	6,749	509

Balance, end of period	$36,724	$26,435

14.	Restructuring Charges
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
The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, primarily in Europe, of approximately 20 regular employees. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cost reduction actions initiated in the second quarter of fiscal year 2006 are anticipated to be complete as of the second quarter of fiscal year 2007.
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
The fourth quarter of fiscal year 2001 restructuring actions consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of November 30, 2005, the balance consists of lease commitments, payable over approximately six years, offset by estimated sublease proceeds of approximately $21.8 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2006 Action	Q3 2004 Action	Q1 2004 Action	Q3 2003 Action		Q4 2001 Action
			Excess Facilities	Discontinued	Excess Facilities
	Workforce	Workforce	and Equipment	Project	and Equipment	Excess
	Reduction Costs	Reduction Costs	Costs	Costs	Costs	Facilities Costs	Total
Balance, May 31, 2004	$—	$708	$805	$2,367	$317	$19,402	$23,599

Restructuring expense	—	(98)	—	(342)	80	—	(360)

Cash payments	—	(610)	(461)	(1,980)	(397)	(6,508)	(9,956)

Write-offs	—	—	—	(45)	—	—	(45)

Balance, May 31, 2005	—	—	344	—	—	12,894	13,238

Cash payments	—	—	(149)	—	—	(3,171)	(3,320)

Restructuring charge	1,954	—	—	—	—	—	1,954

Balance, November 30, 2005	$1,954	$—	$195	$—	$—	$9,723	$11,872

Accrued restructuring as of November 30, 2005 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements.)
15.	Litigation
Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases pending against it, including those set forth below, and is vigorously contesting each matter. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition. (Although Palm, Inc. was palmOne, Inc. and is now Palm, Inc. again and Handspring has been merged into Palm, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc., palmOne, Inc. and Handspring, Inc.)
In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004 the District Court granted Palm’s motion for summary judgment that the ‘656 patent is invalid. Palm filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. In February 2005 the District Court granted Palm’s motion, finding the patent invalid and denied Xerox’s motion. Xerox has appealed the ruling to the CAFC. If Palm is not successful, Palm may be liable as well under an indemnity flowing to PalmSource and/or its licensees if Xerox seeks to enforce its patent claims against them. In connection with Palm’s separation from 3Com, Palm may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation.
In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On August 21, 2003, the CAFC issued a ruling reversing summary judgment in favor of Palm and 3Com and remanded the case to the District Court for further proceedings. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming Palm, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment which are pending before the Court. In connection with Palm’s separation from 3Com, Palm may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the E-Pass litigation.
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
In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm,and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were related before a single judge in that Court. The related cases are in the early stages.
16.	Related Party Transactions
Transactions with PalmSource
In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively. Under the software license and source code agreement, Palm incurred expenses of $15.5 million and $14.2 million during the three months ended November 30, 2005 and 2004, respectively, and $27.4 million and $24.5 million during the six months ended November 30, 2005 and 2004, respectively. As of November 30, 2005 and May 31, 2005, Palm had accounts payable to PalmSource of $15.0 million and $11.1 million, respectively, as a result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004.
Other Transactions and Relationships
Palm has related party relationships with the following entities with which Palm engages in only nominal amounts of business transactions:
Palm has a relationship with RealNetworks, Inc. in connection with bundling of products, web site referrals and engineering assistance. Eric Benhamou, Chairman of Palm’s Board of Directors, is also a member of RealNetworks’ Board of Directors.
Palm is involved in a co-promotional sales and marketing relationship with Good Technology, Inc. Good Technology is a value-added reseller of Palm products. Bruce Dunlevie, a current member of Palm’s Board of Directors, also serves as a member of Good Technology’s Board of Directors and is a partner at Benchmark Capital, which owns more than 5% of the Good Technology stock.

Palm purchased software licenses and services from Kontiki, Inc. during the three and six months ended November 30, 2005 and 2004. Michael Homer, a current member of Palm’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of Palm’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock.
In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid service fees to Motricity for hosting Palm’s software sales during the three and six months ended November 30, 2005.
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
This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: demand for Palm’s products; Palm’s market position; shifts in Palm’s average selling price, product mix and geographic revenue mix; the development and introduction of new products and services; competitors and competition in the markets in which Palm operates; expansion of the smartphone market; earnings and operating income; trends in revenues, gross margin, operating income, royalty rates, the timing for completion of cost reduction actions; warranty costs, sales and marketing expenses, research and development expenses, employee related expenses and other expenses, headcount, return rates, accounts receivable and other assets and cash generation; the timing for completion of cost reduction actions; the use of proceeds from the potential sale of securities under Palm’s universal shelf registration statement; the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; investment activities, the value of investments and the use of Palm’s financial instruments; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; the timing and levels of reversal of our deferred tax asset valuation allowance; the realization of capital and net operating loss carryforwards; Palm’s effective tax rate; the impact of SFAS No. 123(R); the timing of entering into an agreement to sell land; Palm’s defenses to legal proceedings and litigation matters; provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; adjustments to goodwill and future amortization expense; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
Revenue — Management reviews many elements to understand our revenue stream. These include supply availability, unit shipments, average selling prices and channel inventory levels. Revenue growth is impacted by increased unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, end-user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.
Margins — We review gross margin in conjunction with revenues to maximize operating performance. We strive to improve our gross margin through disciplined cost and product life-cycle management, supply/demand management and control of our warranty and technical support costs. To achieve desired operating margins, we also monitor our operating expenses closely to keep them in line with our projected revenue.
Cash flows — We strive to convert operating results to cash. To that effect, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating and capital expenditure requirements.

We believe the mobile computing solutions market dynamics are generally favorable to us.
•      While the market for handheld computers is maturing, our leadership position and our ability to develop high quality products enable us to produce solid operating performance from this product line. Our handheld computing device product line also provides a brand and scale that can be leveraged across our entire product portfolio.
•      The emerging high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the market for smartphone devices. With our computing heritage, we are able to work closely with carriers to deploy advanced wireless data applications that take advantage of their recently deployed wireless data networks.
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
Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld computing and smartphone devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed and determinable, collection of the resulting receivable is probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, channel inventory levels and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
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
We accrue for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and our experience with products in production or distribution. If we experience claims or significant changes in costs of services, such as third party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could be affected.
Palm accrues for royalty obligations for its handheld computing and smartphone devices based on either unit shipments, a percentage of applicable revenue for the net sales of products using certain software technologies or fully paid-up license fees as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.0 million and $32.0 million as of November 30, 2005 and May 31, 2005, respectively, which are reported in other accrued liabilities and includes $34.9 million and $29.7 million, respectively, of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2005 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which it is recorded.
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
Our deferred tax assets represent net operating loss carryforwards, tax credit carryforwards and temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision (benefit) to income tax expense.
During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. As a result, the Company released approximately $324.5 million of valuation allowance of which $16.4 million relating to previously exercised stock options was credited directly to additional paid-in capital, $81.8 million relating to net operating losses of Handspring prior to its acquisition was credited to goodwill and $226.3 million was recorded as a non-cash income tax benefit resulting in an increase in earnings.
Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of November 30, 2005, the Company would require approximately $1 billion in cumulative future operating income to be generated at various times over approximately the next 15 years to realize our net deferred tax assets. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.
Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.
Results of Operations
Revenues

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Revenues	$444,633	$376,180	$68,453	$786,833	$649,325	$137,508
We derive our revenues from sales of our handheld computing and smartphone devices, add-ons and accessories as well as related services. Revenues for the three months ended November 30, 2005 increased approximately 18% from the three months ended November 30, 2004. During the three months ended November 30, 2005, net device units shipped were approximately 1,560,000 units at an average selling price of $272. During the three months ended November 30, 2004, net device units shipped were approximately 1,579,000 units at an average selling price of $229. Of this 18% increase in revenues the increase in average selling prices contributed approximately 19 percentage points and unit shipments partially offset this increase by approximately 1 percentage point. The increase in average selling price reflects a shift towards smartphones, which carry a higher average selling price, in our product mix during fiscal year 2006.
International revenues were approximately 27% of worldwide revenues in the three months ended November 30, 2005 compared with approximately 34% in the three months ended November 30, 2004. Of the 18% increase in worldwide revenues from the three months ended November 30, 2004, approximately 20 percentage points resulted from an increase in United States revenues partially offset by approximately a 2 percentage point decrease in international revenues. Average selling prices for our devices increased in the United States by 26% and internationally by 2% during the three months ended November 30, 2005 from the three months ended November 30, 2004. The increase in average selling prices is primarily the result of broader penetration of smartphones with carriers both in the United States and internationally. Net units sold increased approximately 4% in the United States and decreased approximately 12% internationally. The increase in the United States is primarily due to broader penetration of our smartphones through increased volume by several of our carrier partners and on additional carrier networks during the three months ended November 30, 2005 as compared to the three months ended November 30, 2004, partially offset by a decrease in handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our handheld units which was partially offset by an increase in smartphone unit sales.
Revenues for the six months ended November 30, 2005 increased approximately 21% from the six months ended November 30, 2004. During the six months ended November 30, 2005, net device units shipped were approximately 2,556,000 units at an average selling price of $292. During the six months ended November 30, 2004, net device units shipped were approximately 2,559,000 units at an average selling price of $241. While unit shipments were approximately flat the average selling price was up approximately 21 percentage points in the six months ended November 30, 2005. The increase in average selling price reflects a shift towards smartphones, which carry a higher average selling price, in our product mix during fiscal year 2006.
International revenues were approximately 26% of worldwide revenues in the six months ended November 30, 2005 compared with approximately 32% in the six months ended November 30, 2004. Of the 21% increase in worldwide revenues from the six months ended November 30, 2004 as compared to the six months ended November 30, 2005, approximately 21 percentage points resulted from an increase in United States revenues while international revenues remained relatively flat. Average selling prices for our devices increased in the United States by 25% and internationally by 12% during the six months ended November 30, 2005 from the six months ended November 30, 2004. The increase in average selling prices is primarily the result of broader penetration of smartphones with carriers both in the United States and internationally. Net units sold increased approximately 7% in the United States and decreased approximately 15% internationally. The increase in the United States is primarily due to broader penetration of our smartphones through increased volume by several of our carrier partners and on additional carrier networks during the six months ended November 30, 2005 as compared to the six months ended November 30, 2004, partially offset by a decrease in handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our handheld units which was partially offset by an increase in smartphone unit sales.

Total Cost of Revenues

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Cost of revenues	$308,688	$266,478	$42,210	$546,532	$448,281	$98,251
Applicable portion of amortization of intangible assets and deferred stock-based compensation	155	351	(196)	385	663	(278)

Total cost of revenues	$308,843	$266,829	$42,014	$546,917	$448,944	$97,973

Percentage of revenues	69.5%	70.9%		69.5%	69.1%
‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, operating system and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues decreased by 1.4% to 69.4% for the three months ended November 30, 2005 from 70.8% for the three months ended November 30, 2004. The decrease is primarily the result of approximately 2.6 percentage points of lower product costs due to a shift in our product mix towards smartphones which constituted 61% of our revenues during the second quarter of fiscal year 2006 compared to 39% during the same period last year. In addition, we experienced reduced Palm OS royalty rates during the three months ended November 30, 2005, compared to the same period last year, consistent with the terms of our software license agreement with PalmSource, contributing approximately 0.4 percentage points. Freight costs decreased by approximately 0.5 percentage points primarily due to a reduction in expedited shipments and freight cost recoveries from customers. Partially offsetting this decrease was an increase in warranty expenses of 1.6 percentage points due to a shit in our product mix towards smartphones. Smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues. We also experienced an increase in scrap and rework of 0.4 percentage points as a result of increased scrap experience. In addition we had a small increase in technical service costs of approximately 0.1 percentage points due to higher call center expense in Europe.
‘Cost of revenues’ as a percentage of revenues increased by 0.5% to 69.5% for the six months ended November 30, 2005 from 69.0% for the six months ended November 30, 2004. The increase is primarily the result of approximately 3.2 percentage points of increased warranty expenses due to a shift in our product mix towards smartphones which constituted 63% of our revenues during the first half of fiscal year 2006 compared to 42% in the same period last year. Smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues. In addition, the increase in warranty expenses was impacted by an increase in our estimates of return rates of our earlier model smartphones and higher per unit repair costs.. Partially offsetting these increases was a reduction in product costs of approximately 1.5 percentage points during the first half of fiscal year 2006, as compared to the same period a year ago. Other costs of revenues decreased by approximately 0.8 percentage points primarily due to reduced depreciation costs as the result of our tooling becoming fully depreciated and reduced freight expedite charges. We also experienced reduced Palm OS royalty rates of approximately 0.4 percentage points compared to the same period last year, consistent with the terms of our software license agreement with PalmSource.
The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues decreased in absolute dollars during the three and six months ended November 30, 2005 compared to the three and six months ended November 30, 2004, primarily due to the cancellation of restricted stock awards forfeited upon employee terminations during fiscal year 2005.
Sales and Marketing

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Sales and marketing	$54,175	$45,048	$9,127	$99,476	$82,603	$16,873

Percentage of revenues	12.2%	12.0%		12.6%	12.7%
Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in the three months ended November 30, 2005 increased approximately 20% from the three months ended November 30, 2004. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is primarily due to increased marketing development expenses with our retail and carrier customers of approximately $8.6 million associated with our increased revenues and increased employee-related expenses of approximately $3.2 million primarily due to an increase in our headcount during the three months ended November 30, 2005 by approximately 50 employees compared to the comparable period a year ago. There were further increases in product promotional programs of approximately $1.9 million and increased consulting expenses of approximately $1.3 million. The increase in consulting expense is due to using consulting assistance during the quarter to complete marketing activities until full-time employees are hired to sustain these activities. Facilities costs and allocations increased by approximately $0.8 million during the three months ended November 30, 2005 as a result of the increased headcount. These increases were partially offset by reduced marketing spending of approximately $6.9 million, primarily due to ad campaigns that ran in select markets during the three months ended November 30, 2004, which were not repeated during the three months ended November 30, 2005.
The decrease in sales and marketing expenses as a percentage of revenues during the six months ended November 30, 2005 is primarily due to our increased revenues during the period compared to the comparable period a year ago. Sales and marketing expenses increased approximately 20% in the six months ended November 30, 2005 from the six months ended November 30, 2004. The increase in absolute dollars is primarily due to increased marketing development expenses with our retail and carrier customers of approximately $13.7 million associated with our increased revenues, increased employee-related expenses of approximately $5.2 million are primarily due to an increase in our headcount during the six months ended November 30, 2005. There were further increases in product promotional programs of approximately $2.8 million and increased consulting expenses of approximately $2.1 million. The increase in consulting expense is due to using consulting assistance during the period to complete marketing activities until full-time employees are hired to sustain these activities. Facilities costs and allocations increased by approximately $1.5 million during the six months ended November 30, 2005 as a result of the increased headcount. These increases were partially offset by reduced marketing spending of approximately $8.9 million primarily due to ad campaigns that ran in select markets during the six months ended November 30, 2004, which were not repeated during the six months ended November 30, 2005.
Research and Development

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Research and development	$31,144	$20,407	$10,737	$60,110	$38,975	$21,135

Percentage of revenues	7.0%	5.4%		7.6%	6.0%
Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended November 30, 2005 increased approximately 53% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended November 30, 2005 is primarily due to an increase in employee-related expenses of approximately $9.0 million reflecting approximately 185 additional employees hired to support our commitment to the development of smartphone products and increased allocated information technology and facilities costs of approximately $2.3 million as a result of the increased headcount. In addition, consulting expenses increased by approximately $1.2 million to further support our efforts in the smartphone space until we hire full-time employees. These increases were partially offset by a decrease in non-recurring engineering and project material costs of approximately $1.8 million primarily due to recognition of payments received from a third party to perform development work on its behalf.
Research and development expenses during the six months ended November 30, 2005 increased approximately 54% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the six months ended November 30, 2005 is primarily due to an increase in employee-related expenses of approximately $17.1 million reflecting an increase of additional employees hired to support our commitment to the development of smartphone products and increased allocated information technology and facilities costs of approximately $4.5 million as a result of the increased headcount. In addition, consulting expenses increased by approximately $2.8 million to further support our efforts in the smartphone space until we hire full-time employees. These increases were partially offset by a decrease in non-recurring engineering and project material costs of approximately $3.5 million primarily due to recognition of payments received from a third party to perform development work on its behalf.

General and Administrative

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
General and administrative	$11,800	$11,312	$488	$20,705	$21,111	$(406)

Percentage of revenues	2.7%	3.0%		2.6%	3.3%
General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues during the three months ended November 30, 2005 is primarily due to increased revenues during the three months ended November 30, 2005 as compared to the three months ended November 30, 2004. The increase in absolute dollars is primarily due to an increase in employee-related expenses of approximately $0.3 million, reflecting an increase of approximately 20 additional employees hired to support our infrastructure. In addition, the charge for our allowance for doubtful accounts increased by $0.2 million as a result of higher accounts receivable balances at the end of the period.
The decrease in general and administrative expenses as a percentage of revenues during the six months ended November 30, 2005 is primarily due to increased revenues during the six months ended November 30, 2005 as compared to the six months ended November 30, 2004. The decrease in absolute dollars is primarily due to a decrease in the charge for our allowance for doubtful accounts of $0.8 million due to improvements in the condition of our accounts receivable at November 30, 2005 in comparison to November 30, 2004. This was partially offset by an increase in employee-related expenses of approximately $0.5 million, reflecting an increase of additional employees hired to support our infrastructure.
Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$2,072	$2,527	$(455)	$4,946	$4,866	$80

Percentage of revenues	0.5%	0.7%		0.6%	0.7%
The decrease in amortization of intangible assets and deferred stock-based compensation for the three months ended November 30, 2005 in absolute dollars is primarily due to the intangible assets acquired in connection with the Handspring acquisition becoming fully amortized during the second quarter of fiscal year 2006, contributing approximately $0.6 million and a decrease in the amortization of restricted stock awards of approximately $0.2 million, due to the cancellation of certain restricted stock awards during fiscal year 2005, partially offset by the amortization of the Palm brand which was acquired in May 2005, of approximately $0.3 million.
The increase in amortization of intangible assets and deferred stock-based compensation for the six months ended November 30, 2005 in absolute dollars is primarily due to the amortization of the Palm brand which was acquired in May 2005, of approximately $0.7 million, partially offset by $0.6 million in the reduction of amortization of intangible assets acquired in connection with the Handspring acquisition becoming fully amortized during the second quarter of fiscal year 2006. Amortization of restricted stock awards remained relatively flat during the first half of fiscal year 2006 as compared to the comparable period a year ago.

Restructuring Charges

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Restructuring charges	$1,954	$—	$1,954	$1,954	$—	$1,954

Percentage of revenues	0.4%	—%		0.2%	—%
The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, primarily in Europe, of approximately 20 regular employees. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. No cash payments have occurred against this action as of November 30, 2005. Cost reduction actions initiated in the second quarter of fiscal year 2006 are anticipated to be complete as of the second quarter of fiscal year 2007.
Interest and Other Income (Expense), Net

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$1,871	$611	$1,260	$3,574	$577	$2,997

Percentage of revenues	0.4%	0.2%		0.5%	0.1%
Interest and other income for the second quarter of fiscal year 2006 primarily consisted of approximately $3.6 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.7 million of interest expense and bank and other charges. Interest and other income for the second quarter of fiscal year 2005 primarily consisted of $1.4 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $0.8 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges increased primarily due to increased interest expense recognized as a result of the debt incurred in connection with the acquisition of the Palm brand.
Interest and other income for the first half of fiscal year 2006 primarily consisted of approximately $6.5 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $2.9 million of interest expense and bank and other charges. Interest and other income for the first half of fiscal year 2005 primarily consisted of $2.3 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.7 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges increased primarily due to increased interest expense recognized as a result of the debt incurred in connection with the acquisition of the Palm brand.
Income Tax Provision (Benefit)

	Three Months Ended November 30,			Six Months Ended November 30,
			Increase/			Increase/
	2005	2004	(Decrease)	2005	2004	(Decrease)
	(dollars in thousands)
Income tax provision (benefit)	$(224,218)	$6,328	$(230,546)	$(222,382)	$9,781	$(232,163)

Percentage of revenues	(50.4%)	1.7%		(28.3%)	1.5%
The income tax benefit for the three months ended November 30, 2005 was $224.2 million which consisted of the $226.3 million valuation allowance reversal offset by foreign and state income taxes of approximately $1.3 million and federal tax expense recorded as an offset to goodwill from the recognition of Handspring’s net operating loss carryforward of $0.8 million. The income tax benefit for the six months ended November 30, 2005 was $222.4 million, which consisted of the $226.3 million valuation allowance reversal offset by foreign and state income taxes of approximately $2.7 million and federal tax expense arising from adjustments for the Handspring net operating loss carryforward of $1.2 million. During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and accordingly, it was appropriate to release the valuation allowance recorded against those deferred tax assets. The acquisition accounting adjustments to goodwill are related to the recognition of Handspring deferred tax assets, including net operating loss carryforwards that are projected to be realized in the current year to offset taxable income.
The total valuation allowance reversal of $324.5 million consists of $43.6 million recognized as a result of income earned in the second quarter of fiscal year 2006 and $280.9 million representing amounts recognizable due to sufficient positive evidence regarding realization of these tax benefits through income in future fiscal years, and excludes the benefit relating to expected earnings for the remaining six months of fiscal year 2006. At November 30, 2005, Palm’s deferred tax assets were comprised of the tax effects of net operating loss carryforwards, tax credit carryforwards and temporary differences that will result in deductible amounts in future years of $443.8 million, offset by a valuation allowance of $39.1 million. The valuation allowance at November 30, 2005 includes $29.5 million which will be reversed in the remaining six months of fiscal year 2006, based on expected earnings over that period. This will result in an effective tax rate which records the recognition of this benefit in those quarters. The remaining valuation allowance of $9.6 million consists of an allowance of $1.8 million for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not, and $7.8 million relating to the tax benefit of stock option exercises which will be reversed and recognized as a credit to additional paid-in capital when the benefit is realized.
Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of November 30, 2005, the Company would require approximately $1 billion in cumulative future operating income to be generated at various times over approximately the next 15 years to realize our net deferred tax assets. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the Company’s operating income targets may change its assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.
The income tax provision for the three and six months ended November 30, 2004, which included foreign and state income taxes of approximately $3.0 million and $4.0 million, respectively, and acquisition accounting adjustments to goodwill of approximately $3.4 million and $5.8 million, respectively, represented approximately 20% of pretax income for the three months ended November 30, 2004 and approximately 18% of pretax income for the six months ended November 30, 2004.
Liquidity and Capital Resources
Cash and cash equivalents at November 30, 2005 were $181.4 million, compared to $128.2 million at May 31, 2005. The increase of $53.2 million in cash and cash equivalents was primarily attributable to net income adjusted for non-cash items of $23.1 million, changes in assets and liabilities of $52.0 million and proceeds of $11.7 million from employee stock plan activity. This was partially offset by $21.9 million in net purchases of short-term investments and cash used for the purchase of property and equipment of $11.7 million.
We anticipate our November 30, 2005 total cash, cash equivalents and short-term investments balance of $436.9 million will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term deficiencies.
Net accounts receivable were $203.5 million at November 30, 2005, an increase of $63.3 million or 45% from $140.2 million at May 31, 2005. Days sales outstanding, or DSO, of receivables increased to 41 days at November 30, 2005 from 38 days at May 31, 2005, primarily due to the linearity of our quarterly sales as compared to the sales at the end of the fourth quarter of fiscal year 2005.
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
In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Palm will pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and has

granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both November 30, 2005 and May 31, 2005.
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
In addition to the PalmSource agreement described above, Palm accrues for royalty obligations for its handheld computing and smartphone devices based on either unit shipments, a percentage of applicable revenue for the net sales of products using certain software technologies or fully paid-up license fees as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.0 million and $32.0 million as of November 30, 2005 and May 31, 2005, respectively, which are reported in other accrued liabilities and includes $34.9 million and $29.7 million, respectively, of estimated royalties. The status of each negotiation differs, and the amounts accrued as the expected royalty obligations are not necessarily the same as the amounts requested by the licensors as of that date. When agreements are finalized, the estimates will be revised accordingly. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2005 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which it is recorded.
Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build product based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. Such formal and informal purchase commitments typically cover Palm’s forecasted component and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and adjust its requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2005, Palm’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $144.6 million.
In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The credit line is secured by assets of Palm, including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment. The interest rate is equal to Comerica’s prime rate (7.0% at November 30, 2005) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (6.14% at November 30, 2005). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets excluding intellectual property and real estate. As of November 30, 2005 Palm had used its credit line to support the issuance of letters of credit of $6.5 million.
We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. We also incur expenses in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes.

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
If we do not correctly forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely impacted.
The demand for our products depends on many factors, including pricing levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.

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
This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on handheld computing and smartphone devices. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our handheld and smartphone products. Our smartphone products-related revenue grew from approximately 39% of our total revenue during the second quarter of fiscal year 2005 to approximately 61% during the second quarter of fiscal year 2006, causing us to shift the focus of a large portion of our engineering resources towards the smartphone opportunity as well as hire and integrate new employees. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.
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
We outsource most of our hardware design to third party manufacturers, some of whom, such as High Tech Computer, or HTC, compete with us. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.
We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute

Respiratory Syndrome, or SARS, or bird flu), economic slowdowns, labor disruptions, trade restrictions and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and smartphone devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.
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
Our handheld computing and smartphone devices may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.
Our handheld computing and smartphone devices are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required by law in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the carrier to return or obtain credits for products and inventory, or to cancel outstanding purchase orders.
In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile communications and computing market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our handheld computing and smartphone products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, results of operations and financial condition.

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
Our devices compete with a variety of mobile devices. Our principal competitors include:
•	personal computer companies, such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Medion and MiTac, and consumer electronics companies, such as Garmin, NEC and Yakumo, which also develop and sell handheld computing products, mobile managers and/or smartphone products running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux, Symbian or proprietary operating systems;

•	mobile handset manufacturers, such as HTC, Kyocera, LG, Motorola, Nokia, Research in Motion, Samsung, Sanyo, Siemens and Sony-Ericsson, which also develop smartphones, other wireless products and/or mobile managers running on the Palm OS and/or other operating systems, such as Microsoft’s Windows Mobile operating system, Linux, Symbian or proprietary operating systems; and

•	a variety of early-stage technology companies.
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
The success of our wireless business strategy and our wireless communications products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships, or maintaining or advancing existing relationships, with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our wireless communications products. Factors that are largely within the control of wireless carriers, but which are important to the success of our wireless communications products, include:
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
Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our wireless communications products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop wireless communications products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.
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
We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse affect on our business, results of operation and financial condition.
Our largest customers in terms of revenue, which we determine based on revenues of 10% or more of our total revenues, represented 46% of our revenues during the second quarter of fiscal year 2006 compared to 32% during the fourth quarter of fiscal year 2005. We expect this trend of increased revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operation and financial condition.
In addition, our largest customers in terms of outstanding customer accounts receivable balances, which we determine based on outstanding customer accounts receivable balances at the period end as 10% or more of our total net accounts receivables, accounted for 28% of our accounts receivable as of November 30, 2005 and 24% of our accounts receivable at the end of fiscal year 2005. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, increasing our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer. While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, results of operations and financial condition.
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
Our handheld computing and smartphone products contain components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers. The cost, quality and availability of components are essential to the successful production and sale of our device products.
Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the mobile communications and computing industry. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our handheld computing and smartphone products will be harmed. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.
Our product strategy is substantially dependent on the Palm OS, which is owned by PalmSource, a former subsidiary of Palm that was recently acquired by Access Co. We have also recently shipped a product which utilizes the Microsoft’s Windows Mobile operating system, which could affect our relationship with PalmSource and Access.
We have a license agreement with PalmSource which extends through December 2009. Our license of the Palm OS from PalmSource is critical to the operation of many of our products. We rely on PalmSource to provide the operating system for all of our handheld and a significant portion of our smartphone products. PalmSource was recently acquired by Access Co., bringing the Palm OS under new management and control. While we have just begun shipping a product which utilizes Microsoft’s Windows Mobile operating system, we cannot predict how well the market will receive products based on the Microsoft or any other operating system and its corresponding impact on our relationship with PalmSource or Access.
Termination of the Palm OS license, an adverse change in our relationship with PalmSource or Access, failure by PalmSource and Access to supply a competitive platform, retain employees or otherwise remain viable, or an unfavorable outcome in any material lawsuit involving the Palm OS, could harm our business. Additionally, we are contractually obligated to make minimum annual payments to PalmSource, regardless of the volume of devices we sell containing the Palm OS. Our business could be harmed if:
•	we were to breach the license agreement and PalmSource terminated the license;

•	PalmSource and Access do not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform;

•	our Palm OS-based devices drop in volume, yet we still owe PalmSource minimum royalties; or

•	our announcement of a product on Microsoft’s Windows Mobile operating system, or our development of other devices on the Microsoft or any other operating system, impacts our volumes of Palm OS-based devices or impacts the perception of the Palm OS’s viability in the market, which could cause a deterioration of our volume of Palm OS-based devices.
While we have an existing relationship with Access as a supplier of the web browser in many of our products, we do not yet know the direction in which Access will take the Palm OS or whether that direction will be compatible with our plans and needs. Furthermore, the acquisition of PalmSource was only recently completed, was initially contested by other potential acquirers and is still the subject of litigation related to a break-up fee. We cannot be certain that the Palm OS or other PalmSource intellectual property important to our business will not eventually fall to a company less strategically aligned with us than PalmSource has been. While our license and other agreements with PalmSource include certain protections for us if PalmSource or Access is acquired, these protections may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.
Other than the restrictions on the use of certain trademarks and domain names, nothing prohibits PalmSource or Access from competing with Palm or offering the PalmSource operating system to competitors of Palm. Palm and PalmSource or Access may not be able to resolve any potential conflicts that may arise between us, which may damage our relationship with PalmSource or Access.
Palm is a defendant in at least one intellectual property lawsuit involving the Palm OS. Although PalmSource generally indemnifies us for damages arising from such lawsuits, other than with respect to the litigation with Xerox, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource from Palm, we could still be adversely affected by a determination adverse to PalmSource as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or the failure of PalmSource or Access to adequately indemnify us.
If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.
We license third-party software and hardware for use in our handheld and smartphone products, including the Palm OS and third-party software embedded in the Palm OS. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to us in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.
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
We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS, as described in Note 15 to the condensed consolidated financial statements in this quarterly report. We cannot assure you that Palm will prevail against this claim and we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. We are also contractually obligated to indemnify PalmSource for the amount of any damages awarded in, or agreed to in settlement of this litigation or for any claims brought against PalmSource by its licensees as a result of this alleged infringement. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. In addition, Xerox, unsuccessfully sought, but might again seek, an injunction preventing us or Palm OS licensees from offering products with Palm OS which include Graffiti handwriting recognition software, even though we have transitioned our products to a handwriting recognition software that does not use Graffiti as well as to physical keyboards. Accordingly, if Xerox is successful, our results of operations and financial condition could be harmed.
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
Any change in financial accounting standards or practices that cause us to change the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. For example, in December 2004, the FASB issued SFAS No. 123(R), which requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. The adoption of SFAS No. 123(R) is expected to have a material impact on our results of operations. If investors attempt to compare our results with the results of other companies, our company and valuation may appear less attractive, which could adversely affect the market price of our common stock.
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
Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, health epidemics and other natural disasters and events beyond our control. For example, a significant part of our third-party manufacturing is based in Taiwan that has experienced earthquakes and is considered seismically active. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages – including, for example, loss of market share and diminution of our brand, reputation and customer loyalty — that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2005 would cause an immaterial decline in the fair value of our cash equivalents. As of November 30, 2005, we had short-term investments of $255.5 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2005 would cause a decline of less than 1% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

Foreign Currency Exchange Risk
We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense).
Equity Price Risk
As of November 30, 2005 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 15 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.
Item 2. Changes in Securities and Use of Proceeds
     The following table summarizes employee stock repurchase activity for the three months ended November 30, 2005:

	Total Number	Average Price
	of Shares	Paid Per
	Purchased	Share
September 1, 2005 — September 30, 2005	223	$36.26
October 1, 2005 — October 31, 2005	4,020	25.83
November 1, 2005 — November 30, 2005	7,049	7.20

	11,292	$14.40

The total number of shares repurchased include those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of November 30, 2005, a total of approximately 78,000 shares may still be repurchased. Palm does not have a publicly announced plan to repurchase any of its shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of stockholders on September 29, 2005, the following two proposals were adopted.
Proposal I
To elect three Class III directors to Palm’s board of directors to hold office for a three-year term, expiring in 2008.

Director	Total Votes For Each Director	Total Votes Withheld from Each Director
Eric A. Benhamou	42,321,179	1,024,510
Edward T. Colligan	42,855,490	490,199
D. Scott Mercer	43,108,189	237,500
In addition to the directors elected at the Annual Meeting, Gordon A. Campbell, Gareth C. C. Chang, Donna L. Dubinsky, Bruce W. Dunlevie and Michael Homer will continue to serve as directors of Palm. Robert C. Hagerty was appointed as a director to Palm’s board of directors after the Annual Meeting of stockholders and will continue to serve as a director of Palm.
Proposal II
To ratify the appointment of Deloitte & Touche LLP to serve as Palm’s independent public auditors for the fiscal year ending June 2, 2006.

Votes For	Votes Against	Votes Abstained	Non-Votes
43,182,095	107,218	56,376	—

Item 6. Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand- spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm,Inc.into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.14	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: January 10, 2006	By:	/s/ Andrew J. Brown

Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand- spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm,Inc.into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.14	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.