Form 10-Q
period 2006-03-03
PALM INC
filed 2006-04-11
CIK 1100389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 3, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2006, 102,975,477 shares of the Registrant’s Common Stock were outstanding.
This report contains a total of 49 pages of which this page is number 1.

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
Palm, Treo, Palm OS, and Graffiti are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Palm, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenues	$388,540	$285,265	$1,175,373	$934,590

Costs and operating expenses:
Cost of revenues (*)	257,862	196,773	804,394	645,054
Sales and marketing	53,298	44,391	152,774	126,994
Research and development	38,146	23,410	98,256	62,385
General and administrative	9,683	9,416	30,388	30,527
Amortization of intangible assets and deferred stock-based compensation (**)	791	2,520	5,737	7,386
Employee separation costs	—	3,666	—	3,666
Restructuring charges	—	—	1,954	—

Total costs and operating expenses	359,780	280,176	1,093,503	876,012

Operating income	28,760	5,089	81,870	58,578
Interest and other income (expense), net	3,406	1,205	6,980	1,782

Income before income taxes	32,166	6,294	88,850	60,360
Income tax provision (benefit)	2,227	1,921	(220,155)	11,702

Net income	$29,939	$4,373	$309,005	$48,658

Net income per share:
Basic	$0.30	$0.04	$3.08	$0.50

Diluted	$0.28	$0.04	$2.95	$0.47

Shares used in computing per share amounts:
Basic	101,109	97,501	100,172	96,507

Diluted	105,972	102,882	104,921	102,592

(*)	Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.

(**)	Amortization of intangible assets and deferred stock-based compensation:

Cost of revenues	$3	$30	$388	$693
Sales and marketing	506	1,629	4,086	4,997
Research and development	152	64	280	192
General and administrative	130	463	983	1,170
Employee separation costs	—	334	—	334

	$791	$2,520	$5,737	$7,386

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	February 28,	May 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$131,643	$128,164
Short-term investments	404,632	234,535
Accounts receivable, net of allowance for doubtful accounts of $4,168 and $6,874, respectively	119,078	140,162
Inventories	51,065	35,544
Deferred income taxes	82,495	—
Investment for committed tenant improvements	4,936	6,182
Prepaids and other	10,303	8,225

Total current assets	804,152	552,812

Restricted investments	775	775
Land held for sale	60,000	—
Land not in use	—	60,000
Property and equipment, net	22,550	19,158
Goodwill	166,538	249,161
Intangible assets, net	26,123	30,373
Deferred income taxes	325,349	36,217
Other assets	1,512	1,536

Total assets	$1,406,999	$950,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$156,525	$135,720
Income taxes payable	49,633	8,441
Accrued restructuring	9,683	15,400
Provision for committed tenant improvements	4,936	6,182
Current portion of long-term convertible debt	35,000	—
Other accrued liabilities	200,342	156,009

Total current liabilities	456,119	321,752

Non-current liabilities:
Long-term convertible debt	—	35,000
Other non-current liabilities	13,381	12,257

Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding		—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 102,069 shares and 98,977 shares, respectively	102	99
Additional paid-in capital	1,454,245	1,406,885
Unamortized deferred stock-based compensation	(1,565)	(2,422)
Accumulated deficit	(515,246)	(824,251)
Accumulated other comprehensive income (loss)	(37)	712

Total stockholders’ equity	937,499	581,023

Total liabilities and stockholders’ equity	$1,406,999	$950,032

See notes to condensed consolidated financial statements.

Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	February 28,
	2006	2005
Cash flows from operating activities:

Net income	$309,005	$48,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,294	12,105
Amortization	5,737	7,386
Deferred income taxes	(272,634)	(600)
Realized (gain) loss on equity and short-term investments	607	(26)
Changes in assets and liabilities:
Accounts receivable	21,084	(37,467)
Inventories	(15,521)	(31,590)
Prepaids and other	(964)	522
Accounts payable	20,805	37,795
Income taxes payable	41,192	(141)
Tax benefit related to stock options	5,843	—
Accrued restructuring	(5,717)	(7,875)
Other accrued liabilities	44,558	47,789

Net cash provided by operating activities	166,289	76,556

Cash flows from investing activities:
Purchase of property and equipment	(15,686)	(9,312)
Purchase of short-term investments	(521,446)	(263,870)
Sale of restricted investments	—	400
Sale of equity securities	—	1,200
Sale of short-term investments	349,935	186,935

Net cash used in investing activities	(187,197)	(84,647)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	24,387	15,903

Net cash provided by financing activities	24,387	15,903

Change in cash and cash equivalents	3,479	7,812
Cash and cash equivalents, beginning of period	128,164	98,569

Cash and cash equivalents, end of period	$131,643	$106,381

Other cash flow information:
Cash paid for income taxes	$4,405	$6,264

Cash paid for interest	$1,773	$1,847

See notes to condensed consolidated financial statements.

Palm, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (formerly palmOne, Inc.) (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of February 28, 2006 and results of operations for the three and nine months ended February 28, 2006 and 2005 and cash flows for the nine months ended February 28, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The results of operations for the nine months ended February 28, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Palm was incorporated in 1992 as Palm Computing, Inc. In 1995, the Company was acquired by U.S. Robotics Corporation. In 1996, the Company sold its first handheld computer, quickly establishing a significant position in the handheld computing industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate the handheld device business from 3Com’s business to form an independent, publicly-traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, Palm acquired Handspring, Inc., or Handspring, and also changed the Company’s name to palmOne, Inc., or palmOne.

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

On February 13, 2006, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend of its common stock to stockholders of record at the close of business on February 28, 2006 (“Stockholders of Record”). The stock dividend was distributed to Stockholders of Record on March 14, 2006. All share and per share amounts referred to in this Form 10-Q have been adjusted to reflect this stock split.

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

In accordance with APB No. 25, Palm generally recognizes no compensation expense with respect to shares issued under its employee stock purchase plan and options granted to employees and directors under its stock option plans, referred to together as “options.” The Company’s Amended and Restated 1999 Stock Option Plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to certain restrictions, and for which compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period.

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
123. For the purpose of this pro forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods, using the multiple option approach (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005(1)
Net income, as reported	$29,939	$4,373	$309,005	$48,658
Add: Stock-based compensation expense included in reported net income, net of related tax effects	450	250	1,620	1,240
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(9,365)	(10,677)	(26,063)	(23,108)

Pro forma net income (loss)	$21,024	$(6,054)	$284,562	$26,790

Net income per share, as reported
Basic	$0.30	$0.04	$3.08	$0.50

Diluted	$0.28	$0.04	$2.95	$0.47

Pro forma net income (loss) per share
Basic	$0.21	$(0.06)	$2.84	$0.28

Diluted	$0.20	$(0.06)	$2.73	$0.26

(1)	Stock-based compensation expense determined under the fair value method for the nine months ended February 28, 2005 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.
The fair value of each option grant during the three and nine months ended February 28, 2006 and 2005, was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Risk-free interest rate	4.6%	3.5%	4.3%	3.0%
Volatility	75%	75%	75%	75%
Option term (in years)	3.49	3.49	3.47	3.18
Dividend yield	0.0%	0.0%	0.0%	0.0%
The weighted average estimated fair value of stock options granted were $9.69 per share and $8.25 per share during the three months ended February 28, 2006 and 2005, respectively, and $7.65 per share and $7.94 per share during the nine months ended February 28, 2006 and 2005, respectively.

3.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, FASB, issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required date of adoption and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. SFAS No. 123(R) will be effective for years beginning after June 15, 2005, which is Palm’s fiscal year 2007. Management has not yet determined the impact that SFAS No. 123(R) will have on its financial position, results of operations and statement of cash flows, but expects that the impact will be material.

4.	Net Income Per Share

Basic net income per share for the three and nine months ended February 28, 2006 and 2005 is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share for the three and nine months ended February 28, 2006 and 2005 is calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options, the current portion of long-term convertible debt and warrants outstanding, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended February 28, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Numerator:
Numerator for basic net income per share	$29,939	$4,373	$309,005	$48,658
Effect of dilutive securities:
Interest expense on long-term convertible debt, net of taxes	263	—	788	—

Numerator for diluted net income per share	$30,202	$4,373	$309,793	$48,658

Denominator:
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	101,109	97,501	100,172	96,507
Effect of dilutive securities:
Restricted stock subject to repurchase	47	252	35	253
Current portion of long-term convertible debt	1,084	—	1,084	—
Stock options and warrants	3,732	5,129	3,630	5,832

Shares used to compute diluted net income per share	105,972	102,882	104,921	102,592

Basic net income per share	$0.30	$0.04	$3.08	$0.50

Diluted net income per share	$0.28	$0.04	$2.95	$0.47

Weighted options to purchase Palm common stock of approximately 1,196,000 and 6,465,000 for the three months ended February 28, 2006 and 2005, respectively, and approximately 4,586,000 and 3,047,000 for the nine months ended February 28, 2006 and 2005, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounts for the effect of the current portion of long-term convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the current portion of long-term convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the current portion of long-term convertible debt is added back to net income. For the three and nine months ended February 28, 2005, approximately 1,084,000 shares were excluded from the computations of diluted net income per share because the effect would have been anti-dilutive.

5.	Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income	$29,939	$4,373	$309,005	$48,658
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(690)	(310)	(1,569)	(546)
Recognized loss (gain) included in earnings	5	(191)	607	(26)
Accumulated translation adjustments	285	87	213	730

Total comprehensive income	$29,539	$3,959	$308,256	$48,816

6.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments consist of (in thousands):

	February 28, 2006			May 31, 2005
	Adjusted	Unrealized	Carrying	Adjusted	Unrealized	Carrying
	Cost	Loss	Value	Cost	Loss	Value
Cash	$66,471	$—	$66,471	$44,341	$—	$44,341
Cash equivalents, money market funds	65,172	—	65,172	83,823	—	83,823

Total cash and cash equivalents	$131,643	$—	$131,643	$128,164	$—	$128,164

Short-term investments:
Federal government obligations	$202,487	$(1,298)	$201,189	$86,936	$(292)	$86,644
State and local government obligations	21,000	—	21,000	12,000	—	12,000
Corporate notes/bonds	174,822	(100)	174,722	120,796	(159)	120,637
Foreign corporate notes/bonds	7,745	(24)	7,721	15,263	(9)	15,254

	$406,054	$(1,422)	$404,632	$234,995	$(460)	$234,535

Investment for committed tenant improvements, money market funds	$4,936	$—	$4,936	$6,182	$—	$6,182

Restricted investments, certificates of deposit	$775	$—	$775	$775	$—	$775

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

7.	Inventories

Inventories consist of the following (in thousands):

	February 28,	May 31,
	2006	2005
Finished goods	$49,798	$33,567
Work-in-process and raw materials	1,267	1,977

	$51,065	$35,544

8.	Land held for sale

In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company will sell approximately 39 acres of land located in San Jose, California for a total purchase price of $70.0 million. The Buyer has delivered a $100,000 refundable deposit to an escrow holder and will have 60 days following February 2, 2006, within which to complete due diligence. The Buyer may elect to terminate the Agreement at any time within such 60 day period and the initial deposit will be refunded to the Buyer. Following the initial due diligence period, if the Buyer elects to proceed with the purchase of the property, the Buyer will deliver an additional $200,000 deposit. Under certain circumstances and upon payment of the additional deposit, the Buyer may extend the due diligence period, during which period the Buyer may terminate the Agreement. However, upon the payment of the additional deposit, the entire deposit will become non-refundable, subject to certain other circumstances. At the closing date, the deposit made by the Buyer will be applied to the purchase price. Subject to the satisfaction of certain closing conditions, the sale is expected to close no later than February 2007.

9.	Business Combinations

On October 29, 2003, Palm acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.045 of a share of Palm common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. Palm derived the exchange ratio for the acquisition based on an arm’s length negotiation. The Handspring acquisition resulted in the issuance of approximately 27.2 million shares of Palm common stock (as adjusted for the March 14, 2006 2-for-1 stock split). The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of Palm common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation model, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

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

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability
	Recognized at			Balance at		Balance at
	October 29,	Cash		May 31,	Cash	February 28,
	2003	Payments	Adjustments	2005	Payments	2006
Workforce reduction costs	$1,805	$(2,029)	$224	$—	$—	$—
Excess facilities costs	3,689	(3,303)	1,776	2,162	(272)	1,890
Other	660	(673)	13	—	—	—

	$6,154	$(6,005)	$2,013	$2,162	$(272)	$1,890

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balance, May 31, 2004	$257,363
Goodwill adjustments	(8,202)

Balance, May 31, 2005	249,161
Goodwill adjustments	(82,623)

Balance, February 28, 2006	$166,538

Goodwill adjustments during fiscal year 2005 of approximately $8.2 million were primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to the Company’s estimated royalty obligations. Goodwill adjustments during the nine months ended February 28, 2006 of approximately $82.6 million are primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition. The Company will continue to adjust goodwill as required for changes in the value of deferred tax assets associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		February 28, 2006			May 31, 2005
		Gross			Gross
	Amortization	Carrying	Accumulated		Carrying	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Brand	240 months	$27,200	$(1,077)	$26,123	$27,200	$(57)	$27,143
Contracts and customer relationships	24 months	11,900	(11,900)	—	11,900	(9,420)	2,480
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(1,800)	—	1,800	(1,425)	375
Trademarks	24 months	1,400	(1,400)	—	1,400	(1,108)	292
Non-compete covenants	24 months	400	(400)	—	400	(317)	83

		$46,900	$(20,777)	$26,123	$46,900	$(16,527)	$30,373

Amortization expense related to intangible assets was $0.3 million and $1.9 million for the three months ended February 28, 2006 and 2005, respectively, and $4.2 million and $5.8 million for the nine months ended February 28, 2006 and 2005, respectively. Estimated future amortization expense is $0.3 million for the remaining three months of fiscal year 2006 and approximately $1.4 million for each year thereafter through fiscal year 2025.

12.	Deferred Income Taxes

During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and that it was appropriate to release the valuation allowance previously recorded against those deferred tax assets. As a result, during the second quarter of fiscal year 2006, the Company released $324.5 million of valuation allowance of which $16.4 million relating to previously exercised stock options was credited directly to additional paid-in capital, $81.8 million relating to net operating losses of Handspring prior to its acquisition was credited to goodwill and $226.3 million was recorded as a non-cash income tax benefit resulting in an increase in earnings.

Through the third quarter of fiscal year 2006, the total valuation allowance reversal of $337.6 million consists of $56.7 million recognized as a result of income earned in the second and third quarters of fiscal year 2006 and $280.9 million representing amounts recognizable due to sufficient positive evidence regarding realization of these tax benefits through income in future fiscal years, and excludes the benefit relating to expected earnings for the remaining three months of fiscal year 2006. At February 28, 2006, Palm’s deferred tax assets were comprised of the tax effects of net operating loss carryforwards, of tax credit carryforwards and of temporary differences that will result in tax benefits in future years of $433.8 million, offset by a valuation allowance of $25.9 million. The valuation allowance at February 28, 2006 includes $16.4 million which will be reversed in the remaining three months of fiscal year 2006 based on expected earnings over that period. This will result in an effective tax rate which recognizes this benefit in those three months. The remaining valuation allowance of $9.5 million consists of an allowance of $1.8 million for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not, and $7.7 million relating to the tax benefit of stock option exercises which will be reversed and recognized as a credit to additional paid-in capital when the benefit is realized.

The income tax expense for the three months ended February 28, 2006 was $2.2 million, which consisted of federal, state and foreign income taxes of approximately $15.3 million offset by the $13.1 million valuation allowance reversal. The income tax benefit for the nine months ended February 28, 2006 was $220.2 million, which consisted of the $239.4 million valuation allowance reversal described above, offset by federal, state and foreign income taxes of approximately $18.0 million and federal tax expense arising from adjustments for the Handspring net operating loss carryforward of $1.2 million.

13.	Commitments and Guarantees

Palm facilities are leased under operating leases that expire at various dates through June 2014.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations. Palm retained an obligation in the amount of $35.0 million, or the Note, and the remainder was assumed by PalmSource. The Note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005, retaining the same terms. The Note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $32.30 per share. Palm may force a conversion at any time, provided its common stock has traded above $49.74 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the Note. The Note defines certain events of default pursuant to which the full amount of the Note plus interest could become due and payable.

In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both February 28, 2006 and May 31, 2005.

Palm is party to a software license agreement with PalmSource that grants Palm certain licenses to the PalmSource operating system and other related software. This agreement was amended and restated in May 2005 to provide for continued development, manufacture and marketing of Palm products based on the PalmSource operating system through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource software, as well as a source code license fee and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended license agreement to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees are approximately $0.7 million per year. The amended and restated agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively.

Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its handheld computing and smartphone devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.8 million and $32.0 million as of February 28, 2006 and May 31, 2005, respectively, including estimated royalties of $34.9 million and $29.7 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2006 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which it is recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2006, Palm’s commitments to contract and third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $117.2 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (7.5% at February 28, 2006) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (6.51% at February 28, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of February 28, 2006, Palm had used its credit line to support the issuance of letters of credit totaling $6.8 million.

Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of the Xerox and E-Pass Technologies litigation. (See Note 15 to condensed consolidated financial statements.)

As part of the agreements with PalmSource relating to the PalmSource distribution, Palm agreed to defend, indemnify and hold harmless PalmSource and PalmSource’s licensees from liabilities, damages and other monetary relief awarded to Xerox in connection with patent infringement claims by Xerox alleging infringement of the Xerox uni-stroke patent by certain versions of the PalmSource operating system. (see Note 15 to condensed consolidated financial statements.)

Under the indemnification provisions of Palm’s customer and certain of its supply agreements, Palm agrees to offer some level of indemnification protection against certain types of claims arising from Palm’s products and services (such as intellectual property infringement or personal injury or porperty damage caused by Palm’s products or by Palm’s negligence or misconduct).

Under the indemnification provisions with respect to representations and covenants made to PalmSource in connection with the Palm brand and with respect to trademark infringement in the amended and restated trademark license agreement with PalmSource, Palm agrees to defend and indemnify PalmSource and its affiliates for losses incurred, up to $25.0 million under each agreement.

We defend and indemnify our directors and certain of our current and former officers from third-party claims. Certain costs incurred for providing such defense and indemnification may be recoverable under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Nine Months Ended
	February 28,
	2006	2005
Balance, beginning of period	$19,653	$27,839
Payments made	(60,777)	(44,584)
Change in liability for product sold during the period	74,971	37,764
Change in liability for pre-existing warranties	6,749	509

Balance, end of period	$40,596	$21,528

14.	Restructuring Charges

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

The fourth quarter of fiscal year 2001 restructuring actions consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of February 28, 2006, the balance consists of lease commitments, payable over approximately six years, offset by estimated sublease proceeds of approximately $24.4 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2006 Action	Q3 2004 Action	Q1 2004 Action	Q3 2003 Action		Q4 2001 Action
			Excess Facilities	Discontinued	Excess Facilities
	Workforce	Workforce	and Equipment	Project	and Equipment	Excess
	Reduction Costs	Reduction Costs	Costs	Costs	Costs	Facilities Costs	Total
Balance, May 31, 2004	$—	$708	$805	$2,367	$317	$19,402	$23,599
Restructuring charge	—	(98)	—	(342)	80	—	(360)
Cash payments	—	(610)	(461)	(1,980)	(397)	(6,508)	(9,956)
Write-offs	—	—	—	(45)	—	—	(45)

Balance, May 31, 2005	—	—	344	—	—	12,894	13,238
Restructuring charge	1,954	—	—	—	—	—	1,954
Cash payments	(1,630)	—	(190)	—	—	(5,579)	(7,399)

Balance, February 28, 2006	$324	$—	$154	$—	$—	$7,315	$7,793

Accrued restructuring as of February 28, 2006 includes accrued liabilities recognized in connection with the Handspring acquisition. (See Note 9 to condensed consolidated financial statements.)

15.	Litigation

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases pending against it, including those set forth below, and is vigorously contesting each matter. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition. (Although Palm was formerly known as palmOne, Inc. and is now Palm, Inc. once again and Handspring has been merged into Palm, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc., palmOne, Inc. and Handspring, Inc.)

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne, Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656 (the “656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers employing the PalmSource operating system. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent at issue is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. The CAFC affirmed the finding of infringement, but remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. On May 21, 2004, the District Court granted Palm’s motion for summary judgment that the ‘656 patent is invalid. Palm filed a Motion for Clarification of the ruling and Xerox filed a Motion for Alteration or Amendment of and Relief from Judgment. In February 2005, the District Court granted Palm’s motion, finding the patent invalid, and denied Xerox’s motion. Xerox has appealed the ruling to the CAFC and oral argument was heard on April 3, 2006. In connection with the PalmSource distribution, Palm is required to defend, indemnify and hold harmless PalmSource from liabilities, damages and other monetary relief awarded to Xerox in this case. Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of this case.

In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On August 21, 2003, the CAFC issued a ruling reversing summary judgment in favor of Palm and 3Com and remanded the case to the District Court for further proceedings. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming Palm, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment in all cases. On March 17, 2006, the Court granted Palm’s summary judgment motions and entered judgment in favor of Palm and the other co-defendants. Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of this case.

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid to plaintiffs by the issuer defendants’ insurance carriers and an assignment to plaintiffs of certain claims the issuers, including Palm and Handspring, may have against the underwriters. There is no guarantee that the settlement will become final, however, as it is subject to a number of conditions, including final Court approval. Should the settlement become final, it will not be material to Palm’s financial position.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were related before a single judge in that Court. The related cases are in the early stages of litigation.

16.	Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively. Under the software license and source code agreement, Palm incurred expenses of $8.1 million and $9.9 million during the three months ended February 28, 2006 and 2005, respectively, and $35.5 million and $35.3 million during the nine months ended February 28, 2006 and 2005, respectively. As of February 28, 2006 and May 31, 2005, Palm had accounts payable to PalmSource of $7.6 million and $11.1 million, respectively, as a result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004.

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

Palm is involved in a co-promotional sales and marketing relationship with Good Technology, Inc. Good Technology is a value-added reseller of Palm products. Bruce Dunlevie, a current member of Palm’s Board of Directors, also serves as a member of Good Technology’s Board of Directors and is a partner at Benchmark Capital, which owns more than 5% of Good Technology stock.

Palm purchased software licenses and services from Kontiki, Inc. during the nine months ended February 28, 2006 and the three and nine months ended February 28, 2005. Michael Homer, a current member of Palm’s Board of Directors, is the Chairman of Kontiki, Inc. Bruce Dunlevie, a current member of Palm’s Board of Directors, is a partner at Benchmark Capital, which owns more than 10% of the Kontiki stock.

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid service fees to Motricity for hosting Palm’s software sales during the three and nine months ended February 28, 2006.

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

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: demand for Palm’s products; Palm’s market position; shifts in Palm’s average selling price, product mix and geographic revenue mix; the development and introduction of new products and services; competitors and competition in the markets in which Palm operates; expansion of the smartphone market; earnings and operating income; trends in revenues, gross margin, operating income and royalty rates, the timing for completion of cost reduction actions; warranty and repair costs, sales and marketing expenses, research and development expenses, employee related expenses and other expenses, headcount, return rates, accounts receivable and other assets and cash generation; the timing for completion of cost reduction actions; the use of proceeds from the potential sale of securities under Palm’s universal shelf registration statement; the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; investment activities, the value of investments and the use of Palm’s financial instruments; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards and Palm’s domestic deferred tax assets; the timing and levels of reversal of our deferred tax asset valuation allowance; the realization of capital, tax credit and net operating loss carryforwards; Palm’s effective tax rate; the impact of SFAS No. 123(R); Palm’s defenses to legal proceedings and litigation matters; provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; adjustments to goodwill and future amortization expense; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Business Environment and Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.
Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of handheld computing and smartphone devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection of the resulting receivable is probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, we reduce revenues for our estimates of liabilities related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, channel inventory levels and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.
Revenue from software arrangements with end users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post-contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in software arrangements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in a major customer’s creditworthiness or actual defaults differ from our historical experience, our actual results could differ from our estimates of recoverability.
We accrue for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and our experience with products in production or distribution. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could differ from our estimates.
Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its handheld computing and smartphone devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.8 million and $32.0 million as of February 28, 2006 and May 31, 2005, respectively, including estimated royalties of $34.9 million and $29.7 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2006 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which it is recorded.

Long-lived assets such as land held for sale, and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.
We evaluate the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.
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
Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, then we write down that inventory to market or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write offs could differ from our estimates.
Our deferred tax assets represent the tax effects of net operating loss (NOL) carryforwards, of tax credit carryforwards and of temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision (benefit) to income tax expense.
During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, the Company weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. The primary factors considered by the Company during the second quarter of fiscal year 2006 were that:
•      The Company had cumulative profits before income taxes of $59.5 million for the three-year period ended with the second quarter of fiscal year 2006, excluding the effects in fiscal year 2004 of discontinued operations and the write-down of the land held for sale.
•       Since the Company spun off PalmSource and acquired Handspring in the second quarter of fiscal year 2004, the Company was profitable in eight of nine quarters and had experienced cumulative profits before income taxes of $148.8 million.
In addition, the Company also considered the following factors:
•       Based upon the Company’s recent results of operations, as well as its internal projections, the Company expects to utilize its NOL carryforwards and tax credit carryforwards prior to their expiration over approximately the next 15-20 years.

•      The Company has never had any expired operating loss carryovers in its history, and after utilization of net operating losses against the fiscal year 2005 federal taxable income, the first federal NOL carryforward scheduled to expire is in the year 2021.
•      Although the Company operates in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the previous eight quarters, we have expanded our product mix from solely handheld computing devices to include smartphones, while maintaining consistent profitability and year-over-year growth, which now comprise a majority of our revenues. We have maintained profitability and achieved year-over-year revenue growth during this period. The smartphone market is expected to continue to expand in the future and we expect to experience revenue and profit growth.
As a result, during the second quarter of fiscal year 2006, the Company released approximately $324.5 million of valuation allowance of which $16.4 million relating to previously exercised stock options was credited directly to additional paid-in capital, $81.8 million relating to net operating losses of Handspring prior to its acquisition was credited to goodwill and $226.3 million was recorded as a non-cash income tax benefit resulting in an increase in earnings.
Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of February 28, 2006, the Company would require approximately $1 billion in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize our net deferred tax assets. Based upon the Company’s results for the most recent four quarters, it would take the Company less than 10 years to utilize its current NOL and tax credit carryforwards. Through the third quarter of fiscal year 2006, the Company has experienced nine consecutive quarters of double-digit year-over-year revenue growth. During this period the Company’s profits have also grown, which, if projected into the future, would result in utilization of current NOL and tax credit carryforwards in an even shorter number of years. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. The trends include the expected continued growth of the smartphone market. Failure by the Company to achieve its future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.
Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.
Results of Operations
Revenues

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Revenues	$388,540	$285,265	$103,275	$1,175,373	$934,590	$240,783
We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories as well as related services. Revenues for the three months ended February 28, 2006 increased approximately 36% from the three months ended February 28, 2005. Smartphone revenue was $288.5 million for the three months ended February 28, 2006 and increased 120% from $131.2 million in the year ago period. Handheld revenue was $100.0 million for the three months ended February 28, 2006 and decreased 35% from $154.1 million in the year ago period. During the three months ended February 28, 2006, net device units shipped were approximately 1,075,000 units at an average selling price of $343 per unit. During the three months ended February 28, 2005, net device units shipped were approximately 938,000 units at an average selling price of $285 per unit. Of this 36% increase in revenues the increase in average selling prices contributed approximately 20 percentage points and the increase in unit shipments contributed approximately 16 percentage points. The increase in average selling price reflects a continued shift towards smartphones during fiscal year 2006. Smartphones carry a higher average selling price than handheld computing devices. The increase in unit shipments is due to a higher volume of smartphone unit sales primarily in the United States to our carrier partners and the introduction of a smartphone that uses the Microsoft Windows Mobile operating system, partially offset by a decrease in handheld unit sales.

International revenues were approximately 20% of worldwide revenues in the three months ended February 28, 2006, compared with approximately 33% in the three months ended February 28, 2005. Of the 36% increase in worldwide revenues from the three months ended February 28, 2005, approximately 42 percentage points resulted from an increase in United States revenues, partially offset by approximately a 6 percentage point decrease in international revenues. Average selling prices for our devices increased in the United States by 25% while international average selling prices decreased 4% during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. The increase in average selling prices in the United States is primarily the result of broader penetration of smartphones with carriers in the United States. The decrease in average selling prices internationally is primarily due to a shift in the mix of handheld computing devices towards products in the $99 to $299 price point range. Net units sold increased approximately 33% in the United States and decreased approximately 16% internationally. The increase in the United States is primarily due to broader penetration of our smartphones through increased volume to our carrier partners during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005, partially offset by a decrease in handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our handheld units which was partially offset by an increase in smartphone unit sales.
Revenues for the nine months ended February 28, 2006 increased approximately 26% from the nine months ended February 28, 2005. Smartphone revenue was $786.0 million for the three months ended February 28, 2006 and increased 94% from $405.2 million in the year ago period. Handheld revenue was $389.4 million for the three months ended February 28, 2006 and decreased 26% from $529.4 million in the year ago period. During the nine months ended February 28, 2006, net device units shipped were approximately 3,630,000 units at an average selling price of $307 per unit. During the nine months ended February 28, 2005, net device units shipped were approximately 3,497,000 units at an average selling price of $253 per unit. Of this 26% increase in revenues the increase in average selling prices contributed approximately 21 percentage points and the increase in unit shipments contributed approximately 5 percentage points. The increase in average selling price reflects a continued shift towards smartphones during fiscal year 2006. Smartphones carry a higher average selling price than handheld computing devices. The increase in unit shipments is due to a higher volume of smartphone unit sales primarily in the United States to our carrier partners and the introduction of a smartphone that uses the Microsoft Windows Mobile operating system, partially offset by a decrease in handheld unit sales.
International revenues were approximately 24% of worldwide revenues in the nine months ended February 28, 2006 compared with approximately 33% in the nine months ended February 28, 2005. Of the 26% increase in worldwide revenues from the nine months ended February 28, 2005 approximately 28 percentage points resulted from an increase in United States revenues, partially offset by a decrease in international revenues of 2 percentage points. Average selling prices for our devices increased in the United States by 26% and internationally by 7% for the nine months ended February 28, 2006 when compared with the nine months ended February 28, 2005. The increase in average selling prices is primarily the result of broader penetration of smartphones with carriers both in the United States and internationally. Net units sold increased approximately 14% in the United States and decreased approximately 15% internationally. The increase in the United States is primarily due to broader penetration of our smartphones through increased volume to our carrier partners during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005, partially offset by a decrease in handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our handheld units, which was partially offset by an increase in smartphone unit sales.
Total Cost of Revenues

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Cost of revenues	$257,862	$196,773	$61,089	$804,394	$645,054	$159,340
Applicable portion of amortization of intangible assets and deferred stock-based compensation	3	30	(27)	388	693	(305)

Total cost of revenues	$257,865	$196,803	$61,062	$804,782	$645,747	$159,035

Percentage of revenues	66.4%	69.0%		68.5%	69.1%
‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, operating system and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues decreased by 2.6 percentage points to 66.4% for the three months ended February 28, 2006 from 69.0% for the three months ended February 28, 2005. The decrease is primarily the result of approximately 3.5 percentage points of lower product costs due to a shift in our product mix towards smartphones which constituted 74% of our revenues during the third quarter of fiscal year 2006 compared to 46% during the same period last year. In addition, we experienced reduced manufacturing division spending rates during the three months ended February 28, 2006, compared to the same period last year, contributing approximately 0.5 percentage points, as a result of reduced depreciation costs due to our tooling becoming fully depreciated. Freight and shipping costs decreased by approximately 0.7 percentage points primarily due to a reduction in expedited shipments to customers. In addition, excess and obsolete costs decreased by 0.2 percentage points due to a reduction in our provision for end-of-life products in the current year as compared to the comparable period a year ago. Partially offsetting these decreases was an increase in warranty expenses of 1.7 percentage points due to a shift in our product mix towards smartphones. Smartphones carry higher warranty costs than handheld computing devices as a percentage of their respective revenues. In addition, we experienced an increase in technical service costs of approximately 0.5 percentage points primarily due to higher call center expenses as well as additional training costs associated with a new product introduction.
‘Cost of revenues’ as a percentage of revenues decreased by 0.6 percentage points to 68.4% for the nine months ended February 28, 2006 from 69.0% for the nine months ended February 28, 2005. The decrease is primarily the result of approximately 2.2 percentage points of lower product costs due to a shift in our product mix towards smartphones which constituted 67% of our revenues during the first nine months of fiscal year 2006 compared to 43% in the same period last year. Freight costs decreased by 0.5 percentage points due to a reduction in expedited shipments and due to freight cost recoveries from customers. In addition, we experienced a decrease in manufacturing division spending of 0.4 percentage points, as tooling and fixtures have become fully depreciated. We also experienced decreased operating system royalty costs of approximately 0.3 percentage points compared to the same period last year, due to contractual decreases in our royalty rates. Partially offsetting these decreases was an increase in warranty expenses of approximately 2.7 percentage points during the nine months ended February 28, 2006, as compared to the same period a year ago, due to a shift in our product mix towards smartphones which carry higher warranty costs than handheld computing devices as a percentage of their respective revenues. In addition, the increase in warranty expenses was impacted by an increase in our estimates of return rates of our earlier model smartphone and higher per unit repair costs.
The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues decreased in absolute dollars during the three and nine months ended February 28, 2006 compared to the three and nine months ended February 28, 2005, due to the cancellation of restricted stock awards forfeited upon employee terminations during fiscal year 2005.
Sales and Marketing

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Sales and marketing	$53,298	$44,391	$8,907	$152,774	$126,994	$25,780
Percentage of revenues	13.7%	15.6%		13.0%	13.6%
Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. The decrease in sales and marketing expenses as a percentage of revenues during the three months ended February 28, 2006 is primarily due to our increased revenues during the period compared to the comparable period a year ago. Sales and marketing expenses in the three months ended February 28, 2006 increased approximately 20% from the three months ended February 28, 2005. The increase in sales and marketing expenses in absolute dollars is primarily due to increased marketing development expenses with our carrier customers of approximately $4.7 million associated with our increased revenues. Increased commission and employee-related expenses of approximately $3.4 million are primarily due to an increase in our sales and marketing headcount during the three months ended February 28, 2006 by approximately 50 employees compared to the period a year ago. In addition, there were increased product promotional programs of approximately $1.2 million and increased consulting expenses of approximately $1.2 million. The increase in consulting expense is due to the use of consulting assistance to support marketing activities until full-time employees are hired to sustain these activities. Facilities costs and allocations increased by approximately $0.7 million during the three months ended February 28, 2006 as a result of the increased headcount. These increases were partially offset by reduced direct marketing spending of approximately $2.5 million, primarily due to a shift to Palm funding of carrier marketing activities.
The decrease in sales and marketing expenses as a percentage of revenues during the nine months ended February 28, 2006 is primarily due to our increased revenues during the period compared to the comparable period a year ago. Sales and marketing expenses increased approximately 20% in the nine months ended February 28, 2006 from the nine months ended February 28, 2005. The increase in absolute dollars is primarily due to increased marketing development expenses with our retail and carrier customers of approximately $18.4 million associated with our increased revenues. Increased commission and employee-related expenses of approximately $8.5 million are primarily due to an increase in our headcount during the nine months ended February 28, 2006. In addition, there were increased product promotional programs of approximately $4.1 million and increased consulting expenses of approximately $3.3 million. The increase in consulting expense is due to the use of consulting assistance during the period to support marketing activities until full-time employees are hired to sustain these activities. Facilities costs and allocations increased by approximately $2.2 million during the nine months ended February 28, 2006 as a result of the increased headcount. These increases were partially offset by reduced direct marketing spending of approximately $11.6 million primarily due to ad campaigns that ran during the nine months ended February 28, 2005, which were not repeated during the nine months ended February 28, 2006 and due to a shift to Palm funding of carrier marketing activities.
Research and Development

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Research and development	$38,146	$23,410	$14,736	$98,256	$62,385	$35,871
Percentage of revenues	9.8%	8.2%		8.4%	6.7%
Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended February 28, 2006 increased approximately 63% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended February 28, 2006 is primarily due to an increase in employee-related expenses of approximately $8.9 million reflecting approximately 170 additional employees hired to support our commitment to the development of smartphone products and due to increased allocated information technology and facilities costs of approximately $1.5 million as a result of the increased headcount. In addition, consulting expenses increased by approximately $2.4 million to further support our smartphone development efforts until we hire full-time employees. We also experienced an increase in non-recurring engineering, data communications and project material costs of approximately $2.2 million, primarily due to the development of our smartphone products.
Research and development expenses during the nine months ended February 28, 2006 increased approximately 57% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the nine months ended February 28, 2006 is primarily due to an increase in employee-related expenses of approximately $26.1 million reflecting additional employees hired to support our commitment to the development of smartphone products and due to increased allocated information technology and facilities costs of approximately $6.5 million as a result of the increased headcount. In addition, consulting expenses increased by approximately $5.2 million to further support our smartphone development efforts until we hire full-time employees. These increases were partially offset by a decrease in non-recurring engineering and project material costs of approximately $2.0 million, primarily due to recognition of development support payments received from a third party.
General and Administrative

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
General and administrative	$9,683	$9,416	$267	$30,388	$30,527	$(139)
Percentage of revenues	2.5%	3.3%		2.6%	3.3%
General and administrative expenses consist of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues during the three months ended February 28, 2006 is primarily due to increased revenues during the three months ended February 28, 2006 as compared to the three months ended February 28, 2005. The increase in absolute dollars is primarily due to an increase in employee-related expenses of approximately $0.3 million and related allocations of $0.1 million as a result of an increase in our headcount of approximately 15 additional employees hired to support our infrastructure. In addition, professional and legal expenses increased by approximately $0.6 million, primarily resulting from defense of certain of our patent and other litigation matters. This was partially offset by the provision for doubtful accounts which decreased by $0.8 million in the third quarter of fiscal year 2006 as compared to the third quarter of fiscal year 2005 due to lower overall accounts receivable balances.

The decrease in general and administrative expenses as a percentage of revenues during the nine months ended February 28, 2006 is primarily due to increased revenues during the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. The decrease in absolute dollars is primarily due to a decrease in the provision for doubtful accounts of $1.6 million due to improvements in the condition of our accounts receivable at February 28, 2006 in comparison to February 28, 2005. This was partially offset by an increase in employee-related expenses of approximately $0.5 million, reflecting additional employees hired to support our infrastructure. In addition, legal and professional expenses increased by approximately $1.1 million, primarily due to the defense of certain of our patent and other litigation matters.
Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$791	$2,520	$(1,729)	$5,737	$7,386	$(1,649)
Percentage of revenues	0.2%	0.9%		0.5%	0.8%
The decrease in amortization of intangible assets and deferred stock-based compensation in absolute dollars for the three months ended February 28, 2006 is primarily due to a $2.0 million decrease in amortization of intangible assets acquired in connection with the Handspring acquisition because these assets became fully amortized during the second quarter of fiscal year 2006. This decrease was partially offset by a $0.3 million increase in amortization resulting from the acquisition of the Palm brand in May 2005.
The decrease in amortization of intangible assets and deferred stock-based compensation in absolute dollars for the nine months ended February 28, 2006 is primarily due to a $2.6 million decrease in amortization of intangible assets acquired in connection with the Handspring acquisition because these assets became fully amortized during the second quarter of fiscal year 2006. This decrease was partially offset by a $1.0 million increase in amortization resulting from the acquisition of the Palm brand in May 2005.
Employee Separation Costs

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Employee separation costs	$—	$3,666	$(3,666)	$—	$3,666	$(3,666)
Percentage of revenues	—%	1.3%		—%	0.4%
Employee separation costs represent one-time payments recorded in connection with the termination of certain of our employees, including our former chief executive officer.
Restructuring Charges

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Restructuring charges	$—	$—	$—	$1,954	$—	$1,954
Percentage of revenues	—%	—%		0.2%	—%
During the second quarter of fiscal year 2006, restructuring actions consisted of workforce reductions, primarily in Europe, of approximately 20 regular employees. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cash payments of approximately $1.6 million were made related to these workforce reductions as of February 28, 2006. Cost reduction actions initiated in the second quarter of fiscal year 2006 are anticipated to be complete as of the second quarter of fiscal year 2007.
Interest and Other Income (Expense), Net

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
			(dollars in thousands)
Interest and other income (expense), net	$3,406	$1,205	$2,201	$6,980	$1,782	$5,198
Percentage of revenues	0.9%	0.4%		0.6%	0.2%

Interest and other income for the third quarter of fiscal year 2006 primarily consisted of approximately $4.6 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.2 million of interest expense and bank and other charges. Interest and other income for the third quarter of fiscal year 2005 primarily consisted of $1.8 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $0.8 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges increased primarily due to increased interest expense recognized as a result of the debt incurred in connection with the acquisition of the Palm brand.
Interest and other income for the nine months of fiscal year 2006 primarily consisted of approximately $11.1 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $4.1 million of interest expense and bank and other charges. Interest and other income for the nine months of fiscal year 2005 primarily consisted of $4.0 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $2.4 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges increased primarily due to increased interest expense recognized as a result of the debt incurred in connection with the acquisition of the Palm brand.
Income Tax Provision (Benefit)

	Three Months Ended February 28,			Nine Months Ended February 28,
			Increase/			Increase/
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(dollars in thousands)
Income tax provision (benefit)	$2,227	$1,921	$306	$(220,155)	$11,702	$(231,857)
Percentage of revenues	0.6%	0.7%		(18.7)%	1.3%
The income tax expense for the three months ended February 28, 2006 was $2.2 million which consisted of federal, state and foreign income taxes of approximately $15.3 million offset by a $13.1 million valuation allowance reversal. The income tax benefit for the nine months ended February 28, 2006 was $220.2 million, which consisted of a $239.4 million valuation allowance reversal offset by federal, state and foreign income taxes of approximately $18.0 million and federal tax expense arising from adjustments for the Handspring net operating loss carryforward of $1.2 million.
During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, the Company weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. The primary factors considered by the Company during the second quarter of fiscal year 2006 were that:
•      The Company had cumulative profits before income taxes of $59.5 million for the three-year period ended with the second quarter of fiscal year 2006, excluding the effects in fiscal year 2004 of discontinued operations and the write-down of the land held for sale.
•      Since the Company spun off PalmSource and acquired Handspring in the second quarter of fiscal year 2004, the Company was profitable in eight of nine quarters and had experienced cumulative profits before income taxes of $148.8 million.
In addition, the Company also considered the following factors:
•      Based upon the Company’s recent results of operations, as well as its internal projections, the Company expects to utilize its NOL carryforwards and tax credit carryforwards prior to their expiration over approximately the next 15-20 years.
•      The Company has never had any expired operating loss carryovers in its history, and after utilization of net operating losses against the fiscal year 2005 federal taxable income, the first federal NOL carryforward scheduled to expire is in the year 2021.

•      Although the Company operates in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the previous eight quarters, we have expanded our product mix from solely handheld computing devices to include smartphones, while maintaining consistent profitability and year-over-year growth, which now comprise a majority of our revenues. We have maintained profitability and achieved year-over-year revenue growth during this period. The smartphone market is expected to continue to expand in the future and we expect to experience revenue and profit growth.
The total valuation allowance reversal of $337.6 million consists of $56.7 million recognized as a result of income earned in the second and third quarters of fiscal year 2006 and $280.9 million representing amounts recognizable due to sufficient positive evidence regarding realization of these tax benefits through income in future fiscal years, and excludes the benefit relating to expected earnings for the remaining three months of fiscal year 2006. At February 28, 2006, Palm’s deferred tax assets were comprised of the tax effects of net operating loss carryforwards, of tax credit carryforwards and of temporary differences that will result in deductible amounts in future years of $433.8 million, offset by a valuation allowance of $25.9 million. The valuation allowance at February 28, 2006 includes $16.4 million which will be reversed in the remaining three months of fiscal year 2006, based on expected earnings over that period. This will result in an effective tax rate which records the recognition of this benefit in those three months. The remaining valuation allowance of $9.5 million consists of an allowance of $1.8 million for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not, and $7.7 million relating to the tax benefit of stock option exercises which will be reversed and recognized as a credit to additional paid-in capital when the benefit is realized.
Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of February 28, 2006, the Company would require approximately $1 billion in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize our net deferred tax assets. Based upon the Company’s results for the most recent four quarters, it would take the Company less than 10 years to utilize its current NOL and tax credit carryforwards. Through the third quarter of fiscal year 2006, the Company has experienced nine consecutive quarters of double-digit year-over-year revenue growth. During this period the Company’s profits have also grown, which, if projected into the future, would result in utilization of current NOL and tax credit carryforwards in an even shorter number of years. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. The trends include the expected continued growth of the smartphone market. Failure by the Company to achieve its future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.
The income tax provision for the three and nine months ended February 28, 2005, which included foreign and state income taxes of approximately $0.5 million and $4.5 million, respectively, and acquisition accounting adjustments to goodwill of approximately $1.4 million and $7.2 million, respectively, represented approximately 31% of pretax income for the three months ended February 28, 2005 and approximately 19% of pretax income for the nine months ended February 28, 2005.
Liquidity and Capital Resources
Cash and cash equivalents at February 28, 2006 were $131.6 million, compared to $128.2 million at May 31, 2005. The increase of $3.4 million in cash and cash equivalents was primarily attributable to net income of $309.0 million reduced for non-cash items by $254.0 million, changes in assets and liabilities of $111.2 million, and proceeds of $24.4 million from employee stock plan activity. This was partially offset by $171.5 million in net purchases of short-term investments and by cash used for the purchase of property and equipment of $15.7 million.
We anticipate our February 28, 2006 total cash, cash equivalents and short-term investments balance of $536.3 million will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term deficiencies.
Net accounts receivable were $119.1 million at February 28, 2006, a decrease of $21.1 million or 15% from $140.2 million at May 31, 2005. Days sales outstanding, or DSO, of receivables decreased to 28 days at February 28, 2006 from 38 days at May 31, 2005, primarily due to the linearity of our quarterly sales coupled with lower overall accounts receivable balances compared to the end of the fourth quarter of fiscal year 2005.

Palm facilities are leased under operating leases that expire at various dates through June 2014.
In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations. Palm retained an obligation in the amount of $35.0 million, or the Note, and the remainder was assumed by PalmSource. The Note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005, retaining the same terms. The Note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $32.30 per share. Palm may force a conversion at any time, provided its common stock has traded above $49.74 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the Note. The Note defines certain events of default pursuant to which the full amount of the Note plus interest could become due and payable.
In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both February 28, 2006 and May 31, 2005.
Palm is party to a software license agreement with PalmSource that grants Palm certain licenses to the PalmSource operating system and other related software. This agreement was amended and restated in May 2005 to provide for continued development, manufacture and marketing of Palm products based on the PalmSource operating system through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource software, as well as a source code license fee and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended license agreement to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees are approximately $0.7 million per year. The amended and restated agreement includes a minimum annual royalty and license commitment of $41.0 million, $42.5 million, $35.0 million, $20.0 million and $10.0 million for the contract years ending December 3, 2005 through 2009, respectively.
Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its handheld computing and smartphone devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.8 million and $32.0 million as of February 28, 2006 and May 31, 2005, respectively, including estimated royalties of $34.9 million and $29.7 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2006 and May 31, 2005 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which it is recorded.
Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2006, Palm’s commitments to third party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $117.2 million.
In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (7.5% at February 28, 2006) or, at Palm’s election subject to specific requirements, equal to LIBOR plus 1.75% (6.51% at February 28, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of February 28, 2006 Palm had used its credit line to support the issuance of letters of credit totaling $6.8 million.

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
Cash Flow Presentation of Discontinued Operations
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended May 31, 2005, the Company determined that the cash flows associated with discontinued operations were incorrectly presented as a net investing activity within the Consolidated Statements of Cash Flows. The Company could have elected to separately present the cash flows from operating, investing and financing activities of its discontinued operations on the face of the statement of cash flows. The Company has changed its statement of cash flows to conform to this presentation.
The effect of this change was to decrease the reported amount of net cash used in the investing activities of continuing operations by $6.0 million to $6.9 million for the year ended May 31, 2004, and to decrease the amount of cash provided by the investing activities of continuing operations by $0.8 million to $52.1 million for the year ended May 31, 2003. There was no effect on the statement of cash flows for the year ended May 31, 2005, as there were no discontinued operations for that period.
Palm, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Years Ended May 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$66,387	$(21,849)	$(442,582)
Loss from discontinued operations	—	11,634	24,727

Income (loss) from continuing operations	66,387	(10,215)	(417,855)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations	46,661	(2,843)	363,026

Net cash provided by (used in) operating activities of continuing operations	113,048	(13,058)	(54,829)

Net cash provided by (used in) investing activities of continuing operations (Revised)	(102,706)	(6,887)	52,091

Net cash provided by financing activities of continuing operations	19,253	56,447	2,477

Cash (invested in) transferred from discontinued operations	—	(6,000)	819

Change in cash and cash equivalents	29,595	30,502	558
Cash and cash equivalents, beginning of period	98,569	68,067	67,509

Cash and cash equivalents, end of period	$128,164	$98,569	$68,067

Cash flows from discontinued operations: (Revised)
Net cash used in operating activities	$—	$(4,602)	$(9,071)

Net cash used in investing activities	—	—	(3,333)

Cash flows from financing activities:
Sale of preferred stock			20,000
Cash transferred from (to) continuing operations	—	6,000	(819)

Net cash provided by financing activities	—	6,000	19,181

Change in cash and cash equivalents*	—	1,398	6,777
Cash and cash equivalents, beginning of period*	—	37,465	30,688
Cash and cash equivalents included in net assets distributed to stockholders*	—	(38,863)	—

Cash and cash equivalents, end of period*	$—	$—	$37,465

* Cash and cash equivalents of PalmSource are included in current assets of discontinued operations

Other cash flow information:
Cash paid for income taxes	$7,561	$3,779	$2,808

Cash paid for interest	$1,992	$2,572	$2,696

Non-cash investing and financing activities:
Fair value of stock options and warrants assumed in business combination	$—	$28,064	$—

Common stock issued for acquisition of businesses	$—	$209,173	$—

Debt for brand-name intangible asset	$19,700	$—	$—

Accrued liability for long-term investment	$984	$—	$—

Business Environment and Risk Factors
You should carefully consider the risks described below and the other information in this Form 10-Q. The business, results of operations or financial condition of Palm could be seriously harmed and the trading price of Palm common stock may decline due to any of these risks.
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
The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and enterprise preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.
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
This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on handheld computing and smartphone devices. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our handheld and smartphone products. Our smartphone products-related revenue grew from approximately 46% of our total revenue during the nine months of fiscal year 2005 to approximately 74% during the nine months of fiscal year 2006, causing us to shift the focus of a large portion of our engineering resources towards the smartphone opportunity as well as hire and integrate new employees. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.
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
We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our handheld and smartphone devices. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.
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
Changes in transportation schedules or the timing of deliveries due to terrorist threats or attacks, military activity, labor disruptions, shipping problems acts of nature or carrier financial difficulties could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our results of operations could be adversely impacted.

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
Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Moreover, we do not have agreements with some of the wireless carriers with whom we do business and, in some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our results of operations could be harmed.
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
Carriers, who control most of the distribution and sale to, and virtually all of the access for, smartphone products could commoditize smartphones, thereby reducing the average selling prices and margins for our smartphone products which would have a negative impact on our business, results of operations and financial condition.
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
Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, these sales channel partners could modify their business practices, such as inventory levels or seek to modify their contractual terms, such as return rights or payment terms. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales channel partners could negatively impact our business, results of operations and financial condition.
We rely on wireless carriers, distributors, retailers and resellers to provide us with timely and accurate information about their inventory levels as well as sell-through of products purchased from us. We use this information as one of the factors in our forecasting process to plan future production and sales levels, which in turn influences our public financial forecasts. We also use this information as a factor in determining the levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.
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
Our largest customer(s) in terms of revenue represented 44% of our revenues during the third quarter of fiscal year 2006 compared to 32% during the fourth quarter of fiscal year 2005. We determine our largest customers to be those who represent 10% or more of our total revenues. We expect this trend of increased revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operation and financial condition.
In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 38% of our accounts receivable as of February 28, 2006 and 24% of our accounts receivable at the end of fiscal year 2005. We determine our largest customers to be those who have outstanding customer accounts receivable balances at the period end as 10% or more of our total net accounts receivables. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, increasing our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer. While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, results of operations and financial condition.

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
We depend on our suppliers, some of which are the sole source, for certain components, software applications and elements of our technology and some of which are competitors, and our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost effective basis.
Our handheld computing and smartphone products contain software applications and components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software applications and components are essential to the successful production and sale of our device products. For example, email applications are critical to the functionality of our smartphone devices.
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
We cannot be certain that the Palm OS or other PalmSource intellectual property important to our business will not eventually fall to a company less strategically aligned with us than PalmSource and Access. While our license and other agreements with PalmSource include certain protections for us if PalmSource or Access is acquired, these protections may not be adequate to fully protect our interests, which may reduce our ability to compete in the marketplace and cause us to incur significant costs.

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

Third parties have claimed, and may claim in the future, that we are infringing upon their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.
In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to wireless communication devices, we have received, and expect to continue to receive communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products, or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have contractual relationships with some of the software and applications providers for our products, including some software and applications provided with our products, and as a result, we may not have indemnification, warranties or other protection with respect to such software or applications. Furthermore, claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenues, business and results of operations may be adversely affected.
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
We are engaged in a civil action brought by Xerox Corporation in 1997 in New York federal district court alleging willful infringement of a Xerox patent by the Graffiti handwriting recognition system employed in handheld devices operating the Palm OS, as described in Note 15 to the condensed consolidated financial statements in this quarterly report. We cannot assure you that Palm will prevail against this claim, and we may be required to pay Xerox significant damages or license fees and pay significant amounts with respect to Palm OS licensees for their losses. We are also contractually obligated to indemnify PalmSource for the amount of any damages awarded in, or agreed to in settlement of this litigation or for any claims brought against PalmSource by its licensees as a result of this alleged infringement. It may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer relationships and declines in our stock price. In addition, Xerox, unsuccessfully sought, but might again seek, an injunction preventing us or Palm OS licensees from offering products with Palm OS which include Graffiti handwriting recognition software, even though we have transitioned our products to a handwriting recognition software that does not use Graffiti as well as to physical keyboards. Accordingly, if Xerox is successful, our results of operations and financial condition could be harmed.
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
As part of our business strategy, we target customers and relationships with suppliers and original distribution manufacturers in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.
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
Any change in financial accounting standards or practices that cause us to change the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. For example, in December 2004, the FASB issued SFAS No. 123(R), which requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required date of adoption and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. The adoption of SFAS No. 123(R) is expected to have a material impact on our results of operations. If investors attempt to compare our results with the results of other companies, our company and valuation may appear less attractive, which could adversely affect the market price of our common stock.
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
We own approximately 39 acres of land in San Jose, California which we do not plan to develop. In the third quarter of fiscal year 2003, we reported an impairment charge to adjust the carrying cost of the land to its then current fair market value. We have entered into an agreement for the sale of this land, which has several conditions which have not yet been met. If this sale were not completed, a future sale or other disposition of the land at less than its carrying value, or a further deterioration in market values that impacts our expected recoverable value, would result in a non-cash charge which would negatively impact our results of operations.
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
Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, health epidemics and other natural disasters and events beyond our control. For example, a significant part of our third-party manufacturing is based in Taiwan that has experienced earthquakes and is considered seismically active. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages - including, for example, loss of market share and diminution of our brand, reputation and customer loyalty - that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2006 would cause an immaterial decline in the fair value of our cash equivalents. As of February 28, 2006, we had short-term investments of $404.6 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2006 would cause a decline of less than 2% in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.
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
Equity Price Risk
As of February 28, 2006 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 15 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes employee stock repurchase activity for the three months ended February 28, 2006:

	Total Number	Average Price
	of Shares	Paid Per
	Purchased	Share
December 1, 2005 — December 31, 2005	4,468	$15.12
January 1, 2006 — January 31, 2006	2,132	17.48
February 1, 2006 — February 28, 2006	—	—

	6,600	$15.88

The total number of shares repurchased include those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of February 28, 2006, a total of approximately 137,000 shares may still be repurchased. Palm does not have a publicly announced plan to repurchase any of its shares of common stock.

Item 6. Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm,Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.14	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.					X

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.					X

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006					X

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: April 10, 2006	By:	/s/ Andrew J. Brown

Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm,Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.4	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.14	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.					X

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.					X

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006					X

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

**	Confidential treatment granted on portions of this exhibit.