Form 10-K
period 2006-06-02
PALM INC
filed 2006-07-28
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 2, 2006

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

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)  Yes  ☐  No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 2, 2005, as reported by the Nasdaq National Market, was approximately $947,238,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2006, 103,492,682 shares of the registrant’s Common Stock were outstanding.

The registrant’s proxy statement relating to the 2006 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended June 2, 2006, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2006*

*	Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding mobile computing solutions and the mobile computing market, our leadership position in mobile computing, our market share, our ability to grow our business, revenue and operating income, our corporate strategy, developing market-defining products, growth in the smartphone market, capitalizing on industry trends and dynamics, our platform strategy, the impact of wireless technology, increasing the adoption of smartphones, the domestic and international market opportunity available to us, international, political and economic risk, market demand for our products, our ability to differentiate our products, attract new customers and drive the upgrade cycle by consumers, pricing for our products, competition and our competitive advantages, our ability to build our brand and consumers’ awareness of our products, the resources that we and our competitors devote to development, promotion and sale of products, our expectations regarding our product lines, our product mix, our ability to broaden and expand our wireless carrier relationships, our ability to cause application providers to provide applications for our products, royalty obligations, repair costs, rights of return, rebates and price protection, our forecasted product and manufacturing requirements, backlog for our products, seasonality in sales of our products, the adequacy of our properties, facilities and operating leases and our ability to secure additional space, realization of our domestic deferred tax assets, recoverability of net deferred tax assets, reversal of our deferred tax asset valuation allowance, utilization of our net operating loss and tax credit carryforwards, our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, dividends, our tax strategy, sales of securities under our universal shelf registration statement and the use of proceeds therefrom, the impact of stock option expensing rules and methods and other accounting pronouncements on our results, our use of options, restricted stock and performance shares, our operating results, concentration of our credit risk, the collectability of accounts receivable and legal proceedings by and against us. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” on page 14 herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Palm, Treo, LifeDrive, Tungsten, Palm OS and HotSync are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

Part I

Item 1.    Business

Business Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage and communicate with others in their lives, to access and share their most important information and to avail themselves of the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo™ smartphones as well as handheld computers, add-ons and accessories. We distribute these products through a network of wireless carriers and retail and business distributors worldwide.

Palm was founded on two fundamental beliefs: the future of personal computing is mobile and the mobile computing solutions that we create should deliver a powerful computing experience in a simple and intuitive manner. Ten years after we introduced our first product, these beliefs remain the driving tenets of our business.

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

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, we acquired Handspring, Inc. and changed our name to palmOne, Inc., or palmOne.

In connection with our spin-off of PalmSource, Palm Trademark Holding Company, LLC was formed to hold all trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, we acquired PalmSource’s interest in the Palm Trademark Holding Company, LLC, including the Palm trademark and brand. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. In July 2005, we changed our name back to Palm, Inc., or Palm. We are based in Sunnyvale, California and conduct operations worldwide through our subsidiaries.

In reviewing our historical financial information, including all historical information presented in this Form 10-K, investors should be aware that our historical results of operations include results from PalmSource as discontinued operations through October 28, 2003, the date of the PalmSource spin-off, and do not include the results of operations of Handspring until October 29, 2003, the date of acquisition. As such, the results are not strictly comparable year to year. Please refer to Notes 3 and 4 to consolidated financial statements for a more detailed description.

Corporate Strategy

Our objective is to be the leader in mobile computing. To achieve this objective, we focus on the following strategies:

•

Develop market-defining products that deliver a great user experience. We have a track record of innovation and creating new product categories. Customer requirements and user experience drive our product design and development. We revolutionized handheld computing in 1996 with the launch of the Pilot—the “connected organizer”—that allowed users to synchronize their calendar and contact list with a personal computer. We set the standard in smartphones with the Treo product, which merges a full feature cellular telephone with a QWERTY/AZERTY keyboard-based computer to provide communication, computing and multimedia applications in a single, compact form factor. We have developed a wide range of software on top of industry standard operating systems that deliver sophisticated computing and communications applications which are easy to understand and use. In 2006, we launched the Treo 700w with our hallmark innovation and unique user experience on top of the Windows Mobile operating system, or OS. From the original Pilot to today’s Treo smartphones and our handheld computers, we have maintained a leading position in our target markets by focusing on the customer and innovation.

•	Provide a choice of industry standard platforms. We have adopted a multi-platform approach to our product offerings, rather than pushing limited proprietary solutions. We provide our Treo customers with our customized versions of both the Palm OS and Microsoft’s Windows Mobile OS. Similarly, we offer our mobile device users a wide range of e-mail solutions, including Good Technology’s GoodLink, Intellisync, Microsoft’s Exchange ActiveSync, Seven and Visto, and we make Blackberry Connect available to our customers. We also offer our smartphone products on a wide range of carrier networks, including Global System for Mobile Communications/General Packet Radio Service, or GSM/GPRS, enhanced data GSM evolutions, or EDGE, Code-Division Multiple Access, or CDMA, and 3G networks such as evolution data optimized, or EvDO.

•	Differentiate our products through software and applications. We focus a significant amount of our resources on expanding our offerings of world-class smartphone products. The smartphone market is growing but highly competitive. We bring a unique perspective to this market—combining mobile computing and communications capabilities. We have been able to differentiate our products through customization of the operating systems we incorporate and by designing unique computing and communications applications on top of those operating systems. We also work closely with application providers to optimize our device platforms for new mobile applications, such as those involving email, messaging, office documents, mapping, global positioning systems, or GPS, digital photos, video, music and high bandwidth data applications. By seamlessly integrating these applications into our products and using our software expertise, we enhance the total user experience. We intend to capitalize on the trend towards increasingly converged devices by differentiating our products and driving an upgrade path for the millions of people who already own a mobile computing device.

•	Expand global presence. The strong position we have established in the U.S. smartphone market positions us well to expand our presence in international markets. To support these efforts, we are bolstering our research and development and sales and marketing efforts in regions outside the U.S. In fiscal year 2006, we opened a research and development center in Ireland to enhance the design of our smartphones for the European market.

•	Build a brand synonymous with delightful mobile computing. The Palm brand has widespread recognition and linkage with mobile computing devices. We intend to build end-users’ awareness of our products and our brand by focusing on customer connections, a positive out-of-the-box experience and quality products. In addition, we strive to enhance our brand through marketing, public relations and community involvement. We believe that developing a strong Palm brand is key to product differentiation and market leadership.

Products and Services

We sell products in two product lines: Treo smartphones and Palm, Tungsten and LifeDrive handheld computers. Our product lines span the mobile computing device market. They provide a wide range of business productivity tools and entertainment applications designed for business professionals and enterprise users as well as entry-level and digital media enthusiast consumers.

Our products are differentiated in terms of price, design, functionality and software applications that are delivered with the device. All of our products incorporate our hallmark of powerful simplicity, including instant-on, single-handed control and one-touch access to the most frequently used applications, and non-volatile, flash memory that protects stored data even if the charge and power run out. All of our products run on either the Palm OS or the Microsoft OS and include data synchronization technology (HotSync), enabling the device to synchronize with desktop applications such as Microsoft Outlook, and an infrared port for exchanging information between devices. Organizer software is also standard in all of our products, including an address book, date book, clock, to do list, memo pad, note pad and calculator. Other features that can be found in some of our products include:

•	wireless communication capabilities, such as Bluetooth, wireless fidelity, or WiFi, CDMA and/or GSM, to enable messaging, email, web browsing and wireless ActiveSync, and telephone communications;

•	multimedia features, allowing users to capture and view photos, capture and view video clips, watch feature length movies and listen to MP3 music;

•	a secure digital/multimedia card, or SD/MMC, slot for stamp-sized expansion cards for storage, content and input/output devices; and

•	productivity software, such as DataViz’s Documents to Go which allows users to create, view and edit Microsoft Word and Excel files and view and share PowerPoint presentations.

Treo Smartphones

Treo smartphones seamlessly combine a full-featured mobile phone, wireless data applications, such as email, messaging and web browsing, multimedia features and productivity software in a small, compact, yet easy-to-use device that simplifies both business and personal life by integrating applications typically included in separate devices into one device. We design Treo smartphones for individuals who would otherwise carry multiple devices such as a cell phone, a laptop or a handheld computer. We customize our Treo smartphones for carrier networks in markets around the world, such as Cingular, Sprint Corporation and Verizon Wireless in the United States and Bell Mobility, Orange, Rogers, Telecom New Zealand, Telcel, Telefonica, and Telecom Italia Mobile, or TIM, internationally. We also offer non-customized versions of some of our Treo smartphone lines through carriers and other distributors worldwide. We currently offer the Treo 650, 700w and 700p families of smartphones.

The Treo 650 was introduced in November 2004. It runs on the Palm OS and is available in a dual-band CDMA version and a quad-band GSM version, with the enhancement EDGE. As is standard with all of our Treo smartphones, the Treo 650 continues the legacy of Palm’s distinctive QWERTY/AZERTY and numeric keyboard and five way navigator for ease of use with one hand.

The Treo 700w was introduced in January 2006. It runs on the Windows Mobile 5.0 Pocket PC edition OS version of the Microsoft Mobile OS that we have uniquely customized and is designed to take advantage of EvDO data speeds on broadband wireless networks. The Treo 700w includes a touch screen and push e-mail technology and allows users to open and view e-mail attachments.

The Treo 700p was introduced in May 2006. It runs on a version of the Palm OS that we have uniquely customized and is designed to take advantage of EvDO data speeds on broadband wireless networks. The Treo 700p introduces the ability to use a Treo as a broadband modem for laptop computers, streaming audio and video and high-speed browsing of non-mobile websites.

Handheld Computers

The Palm, Tungsten and LifeDrive handheld computers craft advanced technologies into pocketable solutions that provide efficient personal information management, or PIM, and mobile computing and media experiences for entry-level consumers, mobile professionals and serious business users. We currently offer the Palm Z22, Tungsten E2, Palm TX and LifeDrive handheld computers.

The Palm Z22 was introduced in October 2005. The Z22’s mix of price, functionality and performance allows us to expand our available market to new users, as indicated by our user registration data. We believe that by making an entry-level product such as the Z22 available, we are driving the early adoption of mobile computing devices by consumers who would not otherwise own such a device. This increases revenue and the potential for future upgrade purchases as end users become accustomed to mobile computing technology and demand additional functionality.

The Tungsten E2 was introduced in April 2005 and is a successor to the original Tungsten E. It is intended for cost-conscious professionals who require robust power and performance.

The Palm TX was introduced in October 2005 and is a successor to the Tungsten T5. It is designed for professionals and business users who require versatile mobile computing and storage capacity as well as premium power and performance. The Palm TX offers wireless capability using Bluetooth and WiFi and the ability to store, create, edit and view Microsoft Word, Excel, PowerPoint and other Windows-compatible files with DataViz Documents to Go.

LifeDrive was introduced in May 2005, expanding the capabilities and functionality of classic handheld computing devices and, by providing hard drive memory and increased storage capacity, permitting users to more fully take advantage of the trend towards digitization of content. LifeDrive was developed for digital media enthusiasts, mobile professionals and business users. In LifeDrive, Palm pioneered software innovations that now appear in many Palm products, such as drive mode, non-volatile flash memory and multi-media software.

Add-ons and Accessories

We offer add-ons and accessories to enhance the end user’s smartphone and handheld computer experience, including portable keyboards, SD/MMC expansion cards for storage and content, modems and carrying cases. In addition, we provide the ability to purchase and download software applications through a link on our Palm.com website.

Competition

Competition in the mobile computing device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our mobile computing devices are access to sales and distribution channels, price, styling, usability, functionality, features, operating system, brand, marketing, availability of third-party software applications and customer and developer support. Our devices compete with a variety of mobile devices, including pen- and keyboard-based devices, mobile phones, converged voice/data devices, sub-notebooks and personal computers.

Our principal competitors include: mobile handset and smartphone manufacturers such as High Tech Computer, or HTC, Motorola, Nokia, Research in Motion, Samsung and Sony-Ericsson; computing device companies such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Medion and MiTac; consumer electronics companies such as Garmin, NEC, Sharp Electronics and Yakumo; and a variety of early-stage technology companies.

Some of these competitors, such as HTC, produce smartphones as carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultramobile personal computers and laptop computers with wide area network or data cards and voice over IP, or VoIP, and WiFi phones with VoIP.

In addition, our devices compete for a share of disposable income and enterprise spending on consumer electronic, telecommunications and computing products such as MP3 players, Apple’s iPods, media/photo views, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

We believe we compete favorably with respect to some or all of the competitive factors affecting the mobile computing device market, which is reflected by our greater installed base of mobile computing users, leading handheld computing market share, growing share of the smartphone market and strong brand recognition.

Sales and Marketing

We sell our products to wireless carriers, distributors, retailers, e-tailers and resellers through our sales force, and directly to end users through our web site at www.palm.com and our Palm retail stores in the United States.

For our smartphone products, wireless carriers collectively represent our largest sales channel, particularly in the United States. We also sell smartphones through distribution partners, particularly in Asia Pacific, Canada, Europe and Latin America where the distributors may customize our products for each country or region. In each of our product and geographic markets, there is significant concentration of revenue through channel providers that reach a majority of our end users. These major carriers and retailers have a strong influence over the visibility and promotion of our products as well as co-marketing dollars. In the case of smartphones, our end users rely on carriers for access and the quality, price and services that those carriers offer. These end-users often choose their phones based on what their chosen carrier offers. We have worked to develop strong relationships with a variety of wireless carriers around the world. Some of our carrier relationships include Alltel, Cingular, Sprint and Verizon in the United States, Bell Mobility, Rogers and Telus in Canada, Orange, movistar ES and TIM in Europe, Telefonica, Telcel and Vivo in Latin America and New Zealand Telecom and Singtel Group in the Asia Pacific region. We work with carriers in different ways, depending on each carrier’s unique situation and requirements. Some of these relationships include co-development, product customization for the carrier’s network, systems integration or joint marketing and sales. Other carriers typically purchase non-customized Treos either from us directly or from a Palm distributor. In addition, most of our carrier partners offer end-user rebates of our smartphones that benefit the sale and marketing of our products. We have dedicated carrier account teams for our largest carrier customers by region. These teams are responsible for selling our products to those carriers and ensuring certification on those carriers’ networks. These teams also provide sales, training, marketing and technical support to help those carriers sell Treos through their retail, distribution and enterprise channels.

For our handheld computing products in the United States, retailers represent our largest sales channel and include national and regional office supply stores, computer superstores and consumer electronics retailers. Distributors represent our second largest United States sales channel and generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. Internationally, we sell our products primarily through distributors. We have over 100 international distributors covering Europe, Latin America, Canada, Asia Pacific, the Middle East and South Africa. These distributors sell primarily to retailers and resellers.

To capitalize on the opportunity to sell our portfolio of mobile computing products to business customers, we have sales teams dedicated to enterprise sales. Our carrier dedicated teams and solutions dedicated teams educate and train carriers’ and other distributors’ business-to-business representatives on the Treo’s advantages as well as work with enterprise customers directly.

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

We build awareness of our products and brands through select Palm marketing and cooperative marketing with carriers and other distributors in: mass-media advertising, targeted advertising, product placements, public relations efforts, in-store promotions and merchandising, retail advertising and online. We engage in direct marketing through mailings, email and promotions to users in our customer database. Our Palm retail stores are generally located in major airports and shopping malls in the United States to target mobility-conscious end users. We also receive feedback from our end users and our channel customers through market research. We use this feedback to refine our product development efforts and to develop strategies for marketing our products.

Customers

In fiscal years 2006, 2005 and 2004, our largest customers represented the following percentages of consolidated revenues, respectively:

•	Verizon Wireless represented 30%, 9% and 0%;

•	Sprint Corporation represented 14%, 11% and 7%;

•	Cingular represented 11%, 11% and 3%; and

•	Ingram Micro represented 8%, 12% and 15%.

Cingular, Sprint Corporation and Verizon Wireless are wireless carriers. Ingram Micro is a distributor of our products.

Customer Service and Support

For our smartphone products, our carrier partners generally handle first line support which we supplement. For our handheld computing products and for first line support for some carriers and for all escalation support, we provide customer support through outsourced service providers as well as our internal customer service personnel.

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

We either create internally or license from third parties technologies required to support product development. Our internal staff includes engineers of many disciplines, including software engineers, electrical engineers, mechanical engineers, radio specialists, quality engineers, manufacturing process engineers and user interface design specialists. Once a product concept is initiated and approved, we create a multi-disciplinary team to complete the design of the product and transition it into manufacturing. We often utilize Original Design and Manufacturers, or ODMs, to design, develop and manufacture our products, after we have internally completed product definition. All of our hardware is developed and manufactured by a limited number of ODMs.

Although hardware is the most visible aspect of our products, we provide most of the value to our products through software development and integration of the software with the hardware. This software development is aimed at enhancing and extending the platform software and integrating and innovating on application software functionality.

All of our devices must receive approval from relevant governmental agencies, such as the Federal Communications Commission, or FCC, in the U.S. Our Treo smartphones also typically are required to pass individual carrier certification requirements before they may be operated on a carrier’s network. In addition, our GSM communicators must receive certification from the Global Certification Forum, or GCF, and/or from the PCS Type Certification Review Board, or PTCRB, and our CDMA communicators must receive certification from the CDMA Development Group, or CDG. We have established an internal certification team and carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

Most of internal research and development is based at our headquarters in Sunnyvale, California. We also operate research and development facilities in Andover, Massachusetts and San Diego, California. In addition, to foster our international expansion, we opened a research and development facility in fiscal year 2006 located in Dublin, Ireland that is focused on our products for the European market.

Our research and development expenditures totaled $136.0 million, $89.8 million and $69.4 million in fiscal years 2006, 2005 and 2004, respectively.

Manufacturing and Supply Chain

We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. Currently the majority of our products are assembled in China and Taiwan by a limited number of ODMs. We also have entered into an agreement with a third party manufacturer to manufacture our products in Brazil for distribution in Brazil. Distribution centers are operated on an outsourced basis in North Carolina, Ireland and Hong Kong. In some cases, our ODMs ship products directly to our carrier customers’ distribution centers.

The components that make up our products are purchased from various vendors, including key suppliers such as Intel, which supplies microprocessors, Qualcomm and Broadcom, which supply radio components, and Sony and Sharp, which supply displays. Some of our components, including radio modules, power supply integrated circuits, cameras and certain discrete components, are currently supplied by sole source suppliers.

We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where our products are sold. Our products are subject to laws and regulations restricting the use of certain potential environmentally sensitive materials and require us to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. For example, in Europe, these restrictions include the Restrictions on certain Hazardous Substances on electrical and electronic equipment, or RoHS.

Backlog

Most carriers purchase our smartphones through negotiated contracts, each of which is unique. Generally, the terms of sale include purchase commitments up front if a carrier requires smartphones that are customized to its network. Carrier purchase terms vary, however cancellations are generally limited and may carry penalties. Typically, smaller carriers purchase non-customized product through distributors.

Orders for our handheld computing products are generally placed on an as needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Handheld computing product orders may be cancelled or rescheduled by the customer without penalty. Consequently, we rarely carry backlog on our handheld products unless we are in a new product launch period and have constrained supply.

The backlog of firm orders on our smartphone products was $120.6 million as of May 31, 2006, compared to $213.8 million as of May 31, 2005 and $86.0 million as of May 31, 2004.

Seasonality

To date, we have not seen meaningful seasonal variations in customer demand for Treo smartphones. This lack of seasonality contrasts with our experience of selling handheld computers due to three factors. First, the smartphone category has been growing rapidly which may mask any potential seasonality. Second, smartphone sales volumes are influenced by carrier adoption and the release and timing of specific carrier versions which could occur at any time during the fiscal year. Third, our smartphones are sold at higher prices than handheld computers and holiday seasonality typically affects demand for lower priced products.

As our product mix has shifted from primarily handheld computers to primarily smartphones, we have been affected less by seasonality. Our handheld computing lines have historically been affected by seasonality, with associated revenues generally sequentially higher in the second quarter of our fiscal year, as distributors and retailers purchase product in anticipation of the December holiday selling season. We also have historically experienced smaller positive effects on revenue in the first and fourth quarters of our fiscal year, as distributors and retailers purchase product in anticipation of the back-to-school and the Father’s Day and graduation selling seasons, respectively. The timing of our new product launches also contributes to fluctuations in our revenue. While we historically introduced new handheld computing products in the fall and in the spring, which historically contributed to higher revenue in the second and fourth fiscal quarters, respectively, this pattern has been less pronounced with the product mix shifting to smartphones and with less frequent handheld computer introductions.

Intellectual Property

We rely on a combination of know-how, patents, trademarks, copyright as well as trade secret laws, confidentiality procedures and contractual restrictions to protect our intellectual property rights.

We file domestic and foreign patent applications to support our technology position and new product development, and we have approximately 220 patents issued to us. The patents will expire 20 years from the filing date subject to adjustment by the U.S. Patent and Trademark Office. We continue to work on increasing and protecting our rights in our patent portfolio, which is important to our value and reputation. While our patents are important to our business, our business is not materially dependent on any one patent.

Patents relating to the mobile computing industry are being issued and new patent applications are being filed with increasing regularity. As a result, there are many patents and related rights that may affect our products. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as us. This trend increases the likelihood that we will be subject to allegations and claims of infringement. We already have been named in several patent infringement lawsuits, some of which are set forth in greater detail in Item 3, Legal Proceedings. In addition, as is common in our industry, we obtain indemnification from and agree to indemnify certain third parties for alleged patent infringement.

We own, directly or indirectly, a number of trademarks, including the PALM, TREO, LIFEDRIVE, TUNGSTEN and ZIRE marks, and we have applications for registration of these marks pending in the United States and foreign jurisdictions. In connection with our acquisition of PalmSource’s interest in Palm Trademark Holding Company, LLC, we provided a four-year transitional license to PalmSource for certain marks containing the word or letter string “palm”, including PALM OS. This license expires in May 2009. We are working to increase and protect our rights in our trademark portfolio, which is important to our value, reputation and branding.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from third parties with specific expertise is an effective means of expanding the features and functionality of our products, allowing us to focus on our core competencies. Our most significant licenses are the Palm OS from PalmSource, which recently was acquired by Access Co., Ltd., and the Windows Mobile OS from Microsoft. We also license conduit software that allows for synchronization with Microsoft Outlook, encryption technology and a variety of other application software technologies. Our Palm OS license requires the payment of royalties and maintenance and support fees to PalmSource. The license agreement extends through December 2, 2009, includes a minimum annual payment for the contract year ending December 2, 2006 and is non-exclusive.

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to protect and build our intellectual property rights, we require our employees and consultants and certain customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business to execute confidentiality and invention assignment agreements upon commencement of a relationship with us and typically extending for a period of time beyond termination of the relationship.

Employees

As of May 31, 2006, we had a total of 1,103 employees, of whom 108 were in supply chain, 476 were in engineering, 347 were in sales and marketing and 172 were in general and administrative activities. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Fiscal Year End

Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal year 2006 contained 52 weeks, fiscal year 2005 contained 53 weeks and fiscal year 2004 contained 52 weeks.

Product Information

Palm sells products in two product lines: smartphones and handheld computers. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2006	2005	2004
Revenues:
Smartphones	$1,088,312	$587,740	$168,446
Handheld computers	490,197	682,670	781,208

	$1,578,509	$1,270,410	$949,654

Financial Information about Segments

The continuing business of Palm operates in one reportable segment which develops, designs and markets mobile computing devices as well as related add-ons and accessories (in thousands):

	Years Ended May 31,
	2006	2005	2004
Revenues	$1,578,509	$1,270,410	$949,654
Income (loss) from continuing operations	336,170	66,387	(10,215)
Loss from discontinued operations	—	—	(11,634)
Net income (loss)	336,170	66,387	(21,849)

	May 31,
	2006	2005	2004
Total assets	$1,487,522	$950,032	$787,938

Financial Information about Geographic Areas

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2006, 2005 and 2004, no single country outside the United States accounted for 10% or more of total revenues (in thousands):

	Years Ended May 31,
	2006	2005	2004
Revenues:
United States	$1,203,918	$848,052	$573,465
Other	374,591	422,358	376,189

	$1,578,509	$1,270,410	$949,654

	May 31,
	2006	2005	2004
Land held for sale/use, property and equipment, net (in thousands):
United States	$81,295	$78,155	$78,456
Other	1,695	1,003	969

	$82,990	$79,158	$79,425

Available Information

We make available free of charge through our website, www.palm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Palm, Inc., 950 West Maude Avenue, Sunnyvale, California 94085, phone: 1-408-617-7000, email: investor.relations@palm.com. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

Item 1A.    Risk Factors

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	changes in consumer and enterprise spending levels;

•	quality issues with our products;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	loss or failure of carriers or other key sales channel partners;

•	competition from other smartphone or handheld devices or other devices with similar functionality;

•	competition for consumer and enterprise spending on other products;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	failure to achieve product cost and operating expense targets;

•	excess inventory or insufficient inventory to meet demand;

•	seasonality of demand for some of our products and services;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

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

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users’ needs or technological trends accurately or are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

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

Our smartphone and handheld products may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our smartphone and handheld products are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required by law in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the carrier to return or obtain credits for products and inventory, or to cancel outstanding purchase orders.

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile computing market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our smartphone and handheld products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which could harm our business, results of operations and financial condition.

We are highly dependent on wireless carriers for the success of our smartphone products.

The success of our business strategy and our smartphone products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships, or maintaining or advancing existing relationships, with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our smartphone products. Factors that are largely within the control of wireless carriers, but which are important to the success of our smartphone products, include:

•	testing of our smartphone products on wireless carriers’ networks;

•	quality and coverage area of wireless voice and data services offered by the wireless carriers;

•	the degree to which wireless carriers facilitate the introduction of and actively market, advertise, promote, distribute and resell our smartphone products;

•	the extent to which wireless carriers require specific hardware and software features on our smartphone products to be used on their networks;

•	timely build out of advanced wireless carrier networks that enhance the user experience for data centric services through higher speed and “always on” functionality;

•	contractual terms and conditions imposed on us by wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some market segments;

•	wireless carriers’ pricing requirements and subsidy programs; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our smartphone products.

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such carriers. While flat data pricing helps customer adoption of the data services offered by carriers and therefore highlights the advantages of the data applications of our smartphone products, such plans may not allow our smartphones to contribute as much average revenue per user, or ARPU, to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

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

Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop smartphone products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

Carriers, who control most of the distribution and sale of, and virtually all of the access for, smartphone products could commoditize smartphones, thereby reducing the average selling prices and margins for our smartphone products which would have a negative impact on our business, results of operations and financial condition. In addition, if carriers move away from subsidizing the purchase of smartphone products, this could significantly reduce the sales or growth rate of sales of smartphone products. This could have an adverse impact on our business, revenues and results of operations.

As we build strategic relationships with wireless carriers, we could be exposed to significant fluctuations in revenue for our smartphone products.

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-customer demand and inventory levels required by the carriers. As we develop new strategic relationships and launch new products with wireless carriers, our smartphone products-related revenue could be subject to significant fluctuation based on the timing of carrier product launches, carrier inventory requirements, marketing efforts and our ability to forecast and satisfy carrier and end-customer demand.

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse affect on our business, results of operation and financial condition.

Our three largest customers in terms of revenue represented 55% of our revenues during fiscal year 2006 compared to our three largest customers representing 34% of our revenues during fiscal year 2005. We determine our largest customers to be those who represent 10% or more of our total revenues. We expect this trend of revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operation and financial condition.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 66% of our accounts receivable at the end of fiscal year 2006 and 24% of our accounts receivable at the end of fiscal year 2005. We determine our largest customers to be those who have outstanding customer accounts receivable balances at the period end as 10% or more of our total net accounts receivables. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, increasing our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer. While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, results of operations and financial condition.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share, and our business, results of operations and financial condition would be adversely affected.

The mobile computing device market is highly competitive, and we expect increased competition in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter this market or increasingly expand and market their competitive product offerings or both.

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than we compete in certain segments. In addition, many of our competitors have significantly greater engineering, manufacturing, sales, marketing and financial resources and capabilities than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also devote greater resources to the development, promotion and sale of their products. They may have lower costs and be better able to withstand lower prices in order to gain market share at our expense. Finally, these competitors bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as HTC, Motorola, Nokia, Research in Motion, Samsung and Sony-Ericsson; computing device companies such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Medion and MiTac; consumer electronics companies, such as Garmin, NEC, Sharp Electronics and Yakumo; and a variety of early-stage technology companies.

Some of these competitors, such as HTC, produce smartphones as carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultramobile personal computers and laptop computers with VoIP, and WiFi phones with VoIP.

In addition, our devices compete for a share of disposable income and enterprise spending on consumer electronic, telecommunications and computing products such as MP3 players, Apple’s iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Some competitors sell or license server, desktop and/or laptop computing products, software and/or recurring services in addition to mobile computing products and may choose to market their mobile computing products at a discounted price or give them away for free with their other products or services, which could negatively affect our ability to compete.

Many of our competitors have significantly greater financial, technical and marketing resources than we do. They may devote greater resources to the development, promotion and sale of their products than we do. They may also be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the mobile computing device market and gain market share.

A number of our competitors have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises. Many competitors have larger and more established sales forces calling on carriers and enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in carriers and enterprise customers deciding not to choose our products and services, which would adversely impact our revenues.

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

If our smartphone products do not meet wireless carrier and governmental or regulatory certification requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

We are required to certify our smartphone products with governmental and regulatory agencies and with the wireless carriers for use on their networks. The certification process can be time consuming, could delay the offering of our smartphone products on carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

We rely on third parties to design, manufacture, distribute, warehouse and support our smartphone and handheld products, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design to third party manufacturers, some of whom, such as HTC, compete with us. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our smartphone and handheld products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

Changes in transportation schedules or the timing of deliveries due to shipping problems, carrier financial difficulties, acts of nature or other business interruptions could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our results of operations could be adversely impacted.

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

We depend on our suppliers, some of which are the sole source and some of which are our competitors, for certain components, software applications and elements of our technology, and our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost-effective basis.

Our smartphone and handheld products contain software applications and components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software applications and components are essential to the successful production and sale of our device products. For example, email applications are critical to the functionality of our smartphone devices.

Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the mobile computing device market. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our smartphone and handheld products will be harmed. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

Our product strategy is substantially dependent on the Palm OS, which is owned by PalmSource, a former subsidiary of Palm that was acquired by Access Co., Ltd.

We have a license agreement with PalmSource which extends through December 2, 2009. Our license of the Palm OS from PalmSource is critical to the operation of many of our products. We rely on PalmSource to provide the operating system for all of our handheld and a significant portion of our smartphone products. PalmSource was acquired by Access Co., Ltd., bringing the Palm OS under new management and control. While we began shipping, in January 2006, a product which utilizes Microsoft’s Windows Mobile operating system, most of our products remain based on the Palm OS.

Termination of the Palm OS license, an adverse change in our relationship with PalmSource or Access, failure by PalmSource and Access to supply a competitive platform, retain employees or otherwise remain viable, or an unfavorable outcome in any material lawsuit involving the Palm OS, could harm our business. Additionally, we are contractually obligated to make a minimum annual payment to PalmSource for the contract year ending December 2, 2006, regardless of the volume of devices we sell containing the Palm OS.

Contemporaneously with the license agreement, we entered into a co-development agreement with PalmSource to develop a next-generation Palm OS for use in future Palm products. PalmSource did not timely meet certain of the milestones under the co-development agreement, relieving us of our obligation to make minimum royalty payments under the license agreement after calendar year 2006. We are presently in negotiations with PalmSource to expand our development and distribution rights to the current version of the Palm OS. If we are unable to successfully conclude these negotiations, it may adversely affect our ability to develop and distribute new products based on a next-generation version of the Palm OS. Regardless, we will continue to release new products based on the current version of the Palm OS.

Our business could also be harmed if:

•	we were to breach the license agreement and PalmSource terminated the license;

•	PalmSource and Access do not continuously upgrade the Palm OS and otherwise maintain the competitiveness of the Palm OS platform;

•	our Palm OS-based devices drop in volume, yet we still owe PalmSource minimum royalties under the license agreement; or

•	our products on Microsoft’s Windows Mobile operating system, or our development of other devices on the Microsoft or any other operating system, impacts our volumes of Palm OS-based devices, impacts the perception of the Palm OS’s viability in the market or affects our relationship with PalmSource and Access, which could cause a deterioration of our volume of Palm OS-based devices.

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

Other than the restrictions on the use of certain trademarks and domain names, nothing prohibits PalmSource or Access from competing with Palm or offering the PalmSource operating system to competitors of Palm. Palm and either PalmSource or Access may not be able to resolve any potential conflicts that may arise between us, which may damage our relationship with PalmSource or Access.

Although PalmSource generally indemnifies us for damages arising from lawsuits involving the Palm OS, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource from Palm, we could still be adversely affected by a determination adverse to PalmSource as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or the failure of PalmSource or Access to adequately indemnify us.

If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our smartphone and handheld products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to us in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

Our product strategy is substantially dependent on our ability to differentiate the operating systems that we include in our mobile computing devices.

Many of our products, including all of our handheld computing products, have historically been and continue to be dependent on the competitiveness of the Palm OS platform. We originally developed the Palm OS before spinning it off into a separate company, PalmSource, in 2003. We continued to innovate and customize the version of the Palm OS that we licensed from PalmSource. The Palm OS allows us to differentiate our products from the products of most of our competitors. We cannot assure you that the Palm OS and/or our efforts to customize the Palm OS will continue to draw the customer interest necessary for the Palm OS to provide us with a level of competitive differentiation.

In the past year, we introduced our first smartphone based on a version of Microsoft’s Windows Mobile OS on which we had licensed a right to customize and differentiate our users’ experience. We cannot assure you that we will be able to maintain this unique relationship with Microsoft, that Microsoft will not grant similar rights to our competitors or that we will be able to sufficiently differentiate our smartphones from the multitude of other devices based on the Windows Mobile OS.

In addition, there is significant competition in the operating system software and services market, including proprietary operating systems such as Symbian, open source operating systems, such as Linux, other proprietary operating systems and other software technologies, such as Java and RIM’s licensed technology. This competition is being developed and promoted by competitors and potential competitors, some of which have significantly greater financial, technical and marketing resources than we have, such as Access, Motorola, Nokia, Sony-Ericsson and RIM. These competitors could provide additional or better functionality than we do or may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. Competitors in this market could devote greater resources to the development, promotion and sale of their products and services and the third-party developer community, which could attract the attention of influential user segments.

If we are unable to continue to differentiate the operating systems that we include in our mobile computing devices, our revenues and results of operations could be adversely affected.

The market for smartphone and handheld products is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues, results of operations and financial condition, particularly given our size, limited resources and lack of diversification.

We operate in the mobile computing device market which includes both smartphone and handheld products. Over the last few years, we have seen year-over-year declines in the volume of handheld devices while demand for smartphone devices has increased. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we continue to shift our investment towards smartphone products in response to forecasted market demand trends. We cannot assure you that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. If we are unable to adequately respond to changes in demand for smartphone and handheld products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on smartphone and handheld products. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our smartphone and handheld products. Our smartphone products-related revenue grew to approximately 69% of our total revenue during fiscal year 2006 from approximately 46% of our total revenue during fiscal year 2005, causing us to shift the focus of a large portion of our engineering resources towards the smartphone opportunity as well as hire and integrate new employees. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

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

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to smartphone products, we have received, and expect to continue to receive communications from holders of patents related to GSM, GPRS, CDMA and other mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have contractual relationships with some of the software and applications providers for our products, including some software and applications provided with our products, and as a result, we may not have indemnification, warranties or other protection with respect to such software or applications. Furthermore, claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenues, business and results of operations may be adversely affected.

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

For example, many of our products are subject to laws and regulations that restrict the use of lead and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions began to apply to the products we sell on July 1, 2006, and new recycling, labeling, financing and related requirements came into effect with respect to certain of our products in August 2005. Failure to comply with applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe after July 1, 2006 are found to contain more than the permitted percentage of lead or another listed substance, it is possible that we could be forced to recall the products, which could lead to substantial replacement costs, contract damage claims from customers, and reputational harm. We are now and expect in the future to become subject to similar requirements in the United States, China and other parts of the world.

As a result of these new European requirements and anticipated developments elsewhere, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products and re-designing products so that they comply with these and the many other requirements applicable to them.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, results of operations and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure you that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones pose a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from wireless communications devices could adversely impact use of wireless communications devices or subject us to costly litigation and could harm our reputation, business, results of operations and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management. Over the past twelve months, we have experienced turnover in some of our senior management positions. We filled most of these positions and are actively recruiting to fill the remainder. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. For example, we moved into, invested in and committed ourselves to a six-year headquarters lease and have recently executed a new five year, nine month lease for an additional facility which we will be investing in and occupying shortly, but our currently leased space may not be adequate for our needs over the full term of these leases. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options, other equity incentives or both.

Palm’s practice has been to provide incentives to all of its employees through the use of broad-based stock option plans, but the number of shares available for new option grants is limited and new accounting rules from the Financial Accounting Standards Board, or FASB, and other agencies concerning the expensing of stock options, which will require us and other companies to record substantial charges to earnings, may cause us to re-evaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology and other intellectual property rights. In 2005, we made a significant investment in acquiring the rights to the Palm and related trademarks and will continue to invest in that brand and in our patent portfolio.

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

We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, including timely integration of internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of stock-based compensation. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial condition.

Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for Palm to 50% or more.

As a result of the acquisition of Handspring in October 2003, we experienced a change in our ownership of approximately 30%. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.

Changes in financial accounting standards or practices may cause unexpected fluctuations in and adversely affect our reported results of operations.

Any change in financial accounting standards or practices that cause us to change the methodology or procedures by which we track, calculate, record and report our results of operations or financial condition or both could cause fluctuations in and adversely affect our reported results of operations and cause our historical financial information to not be reliable as an indicator of future results. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 123(R), which requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required date of adoption and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. SFAS No. 123(R) will be effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. The adoption of SFAS No. 123(R) is expected to have a material impact on our results of operations. Management currently estimates a charge to earnings before income taxes between $34 million to $38 million in fiscal year 2007. If investors attempt to compare our results with the results of other companies, our company and valuation may appear less attractive, which could adversely affect the market price of our common stock.

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

We use third parties to provide services such as data center operations, desktop computer support and facilities services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely on electronic data systems interfaces with third parties or on the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our results of operations.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, military activity, labor disruptions, health epidemics and other natural disasters and events beyond our control. For example, a significant part of our third-party manufacturing is based in Taiwan that has experienced earthquakes and is considered seismically active. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages—including, for example, loss of market share and diminution of our brand, reputation and customer loyalty—that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.

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

We own approximately 39 acres of land in San Jose, California which we do not plan to develop. In the third quarter of fiscal year 2003, we reported an impairment charge to adjust the carrying cost of the land to its then current fair market value. We have entered into an agreement for the sale of this land, which has several conditions which have not yet been met. If this sale is not completed, a future sale or other disposition of the land at less than its carrying value, or a further deterioration in market values that impacts our expected recoverable value, would result in a non-cash charge which would negatively impact our results of operations.

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

We received a private letter ruling from the Internal Revenue Service, or IRS, to the effect that the distribution of the shares of PalmSource common stock held by us to our stockholders would not be taxable to our U.S. stockholders or us. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts have changed since the issuance of the ruling, in the opinion of our tax counsel these changes will not adversely affect us. We are not aware of any material change in the facts and circumstances of the distribution that would call into question the validity of the ruling. Notwithstanding the receipt of the ruling described above, the distribution may nonetheless be taxable to us under Section 355(e) of the Internal Revenue Code of 1986, as amended, if 50% or more of our stock or PalmSource stock is acquired as part of a plan or series of related transactions that include the PalmSource distribution.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In July 2005, we moved into and currently utilize 287,644 square feet of leased space in Sunnyvale, California in two buildings which serve as our corporate headquarters. We lease research and development facilities in Dublin, Ireland; Andover, Massachusetts; San Diego, California and in February 2006, we entered into a five year, nine month lease for a total of 59,500 square feet near our corporate headquarters primarily for additional research and development space. We also lease sales and support offices domestically and internationally. We believe that existing facilities are suitable and adequate for our current needs and we are subleasing excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

We also own approximately 39 acres of land in San Jose, California which we do not plan to develop. During fiscal year 2003, we adjusted the carrying cost of the land to its then current fair market value. We have entered into an agreement for the sale of this land, which has several conditions which have not yet been met. If this sale is not completed, a future sale or other disposition of the land at less than its carrying value, or a further deterioration in market values that impacts our expected recoverable value, would result in a non-cash charge which would negatively impact our results of operations.

Item 3.    Legal Proceedings

The information set forth in Note 17 of the consolidated financial statements of Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq stock market since our initial public offering on March 2, 2000. Our stock symbol is PALM. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated, as adjusted for Palm’s two-for-one stock split, effective March 14, 2006.

	High	Low		High	Low
Fiscal Year 2006			Fiscal Year 2005
Fourth quarter	$24.00	$16.48	Fourth quarter	$14.42	$10.72
Third quarter	$21.50	$13.50	Third quarter	$22.30	$10.88
Second quarter	$18.13	$12.35	Second quarter	$19.88	$13.48
First quarter	$17.36	$13.26	First quarter	$20.77	$10.15

As of June 30, 2006, we had approximately 4,132 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 from the proceeds of our initial public offering, we have not paid and do not anticipate paying cash dividends in the future.

The following table summarizes employee stock repurchase activity for the three months ended May 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share
March 1, 2006—March 31, 2006	12,952	$10.41
April 1, 2006—April, 30, 2006	—	$—
May 1, 2006—May 31, 2006	823	$21.11

	13,775	$11.05

The total number of shares repurchased includes those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of May 31, 2006, approximately 189,000 shares may still be repurchased. We do not have a publicly announced plan to repurchase any of our shares of registered equity securities.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2006 have been derived from our audited financial statements. This data reflects the classification of the operations of Palm’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders in October 2003. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. Our fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2006, 2004, 2003 and 2002 each contained 52 weeks while fiscal year 2005 contained 53 weeks.

	Years Ended May 31,
	2006 (1)	2005 (2)	2004 (3)	2003 (4)	2002 (5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,578,509	$1,270,410	$949,654	$837,637	$1,004,388
Cost of revenues*	1,058,083	880,358	677,365	625,879	691,534
Operating income (loss)	105,311	77,528	(4,080)	(197,932)	(92,564)
Income tax provision (benefit)	(219,523)	14,144	6,091	222,928	(25,798)
Income (loss) from continuing operations	336,170	66,387	(10,215)	(417,855)	(65,151)
Loss from discontinued operations	—	—	(11,634)	(24,727)	(17,017)
Net income (loss)	336,170	66,387	(21,849)	(442,582)	(82,168)
Net income (loss) per share—basic:
Continuing operations	$3.33	$0.68	$(0.13)	$(7.19)	$(1.14)
Discontinued operations	—	—	(0.15)	(0.43)	(0.30)

	$3.33	$0.68	$(0.28)	$(7.62)	$(1.44)

Net income (loss) per share—diluted:
Continuing operations	$3.19	$0.65	$(0.13)	$(7.19)	$(1.14)
Discontinued operations	—	—	(0.15)	(0.43)	(0.30)

	$3.19	$0.65	$(0.28)	$(7.62)	$(1.44)

Shares used in computing per share amounts:
Basic	100,818	96,971	79,373	58,138	57,280
Diluted	105,745	102,579	79,373	58,138	57,280
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$518,894	$362,699	$252,451	$204,967	$265,829
Working capital	452,927	231,060	142,698	133,677	245,181
Total assets	1,487,522	950,032	787,938	576,626	989,096
Current portion of long-term convertible debt	35,000	—	—	—	—
Long-term convertible debt	—	35,000	35,000	35,000	35,000
Other non-current liabilities	6,545	12,257	1,600	—	—
Total stockholders’ equity	983,905	581,023	491,534	255,786	690,848

(1)	Includes a $250.3 million reversal of our valuation allowance on our deferred tax assets based on our conclusion that it is more likely than not that our domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In addition, fiscal year 2006 results included a $22.5 million legal settlement with Xerox Corporation and a benefit of approximately $11.7 million to cost of revenues as a result of negotiating more favorable intellectual property licensing terms than we had previously expected at May 31, 2005. See Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7 of Part II of this Form 10-K for additional details.

(2)	Includes employee separation costs of $3.1 million recorded for one-time payments to certain of our employees, including our former chief executive officer, and $0.3 million associated with unvested shares of Palm restricted stock and a portion of the unvested options to purchase shares of Palm common stock that had their vesting accelerated in connection with employee separation costs.
(3)	Includes results of operations of the acquired Handspring business as of October 29, 2003.
(4)	Includes a $219.6 million increase in our valuation allowance to reduce our net deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. See Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 7 of Part II of this Form 10-K for additional details.
(5)	During fiscal year 2002, we recognized a benefit of $101.8 million because we were able to sell approximately $83.0 million of inventory that had previously been written off and we realized approximately $18.8 million from the favorable settlement of non-cancelable component commitments. In the fourth quarter of fiscal year 2001, we had recorded a $268.9 million inventory charge as a result of a sudden and significant decline in demand for our products. This excess inventory charge was calculated in accordance with our policy, which is based on inventory levels determined to be in excess of anticipated 12-month demand based upon the Company’s internal sales and marketing forecasts of product demand and inventory levels in the distribution channel. During fiscal year 2002, we experienced continued customer demand for the products that had been previously written off in fiscal year 2001 and settled the component purchase commitments for less than the original amount.
*	Cost of revenues includes “cost of revenues”, “cost of revenues—charge (benefit) for special excess inventory and related costs” and the applicable portion of “amortization of intangible assets and deferred stock-based compensation”.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes to those financial statements included in this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. Fiscal year 2006 contained 52 weeks, fiscal year 2005 contained 53 weeks and fiscal year 2004 contained 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage and communicate with others in their lives, to access and share their most important information and to avail themselves of the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo smartphones as well as handheld computers, add-ons and accessories. We distribute these products through a network of wireless carriers and retail and business distributors worldwide.

Palm was founded on two fundamental beliefs: the future of personal computing is mobile and the mobile computing solutions that we create should deliver a powerful computing experience in a simple and intuitive manner. Ten years after we introduced our first product, these beliefs remain the driving tenets of our business.

Our objective is to be the leader in mobile computing. We intend to achieve this objective by providing our customers and end users with high value products, services and support that are easy to use and that enable them to achieve a strong return on investment. Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

Revenue—Management reviews many elements to understand our revenue stream. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenue growth is impacted by increased unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, end-user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

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

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell- through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

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

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $35.4 million and $32.0 million as of May 31, 2006 and 2005, respectively, including estimated royalties of $30.5 million and $29.7 million, respectively, which are reported in other accrued liabilities. Fiscal year 2006 includes a benefit of approximately $11.7 million as a result of negotiating more favorable licensing terms than were expected as of May 31, 2005. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2006 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Long-lived assets such as land held for sale, and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.

We evaluate the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, the Company weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. The primary factors considered by the Company during the second quarter of fiscal year 2006 were that:

•	The Company had cumulative profits before income taxes of $59.5 million for the three-year period ended with the second quarter of fiscal year 2006, excluding the effects in fiscal year 2004 of discontinued operations and the write-down of the land held for sale.

•	Since the Company spun off PalmSource and acquired Handspring in the second quarter of fiscal year 2004, the Company was profitable in eight of nine quarters and had experienced cumulative profits before income taxes of $148.8 million.

In addition, the Company also considered the following factors:

•	Based upon the Company’s recent results of operations, as well as its internal projections, the Company expects to utilize its NOL carryforwards and tax credit carryforwards prior to their expiration over approximately the next 15-20 years.

•	The Company has never had any expired operating loss carryovers in its history, and after utilization of net operating losses against the fiscal year 2005 federal taxable income, the first federal NOL carryforward scheduled to expire is in the year 2022.

•	Although the Company operates in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the previous eight quarters, we have expanded our product mix from solely handheld computing devices to include smartphones, which now comprise a majority of our revenues. We have maintained profitability and achieved year-over-year revenue growth during this period. The smartphone market is expected to continue to expand in the future and we expect to experience revenue and profit growth.

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

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2006, the Company would require approximately $1 billion in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize the net deferred tax assets. Based upon the Company’s results for the most recent fiscal years, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. Through the end of fiscal year 2006, the Company has experienced ten consecutive quarters of double-digit year-over-year revenue growth. During this period the Company’s profits have also grown, which, if projected into the future, would result in utilization of current NOL and tax credit carryforwards in an even shorter number of years. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. The trends include the expected continued growth of the smartphone market. Failure by the Company to achieve its future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2006 and 2005

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Revenues	$1,578,509	100.0%	$1,270,410	100.0%	$308,099

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for fiscal year 2006 increased approximately 24% from fiscal year 2005. Smartphone revenue was $1.1 billion for fiscal year 2006 and increased 85% from $587.7 million for fiscal year 2005. Handheld revenue was $490.2 million for fiscal year 2006 and decreased 28% from $682.7 million for fiscal year 2005. During fiscal year 2006, net device units shipped were approximately 4,749,000 units at an average selling price of $316 per unit. During fiscal year 2005, net device units shipped were approximately 4,522,000 units at an average selling price of $265 per unit. Of this 24% increase in revenues, the increase in average selling prices contributed approximately 19 percentage points and the increase in net unit shipments contributed approximately 5 percentage points. The increase in average selling price reflects a continued shift towards smartphones during fiscal year 2006. Smartphones carry a higher average selling price than handheld computing devices. The increase in net unit shipments is due to a higher volume of smartphone unit sales primarily in the United States to our carrier partners, partially offset by a decrease in handheld unit sales.

International revenues were approximately 24% of worldwide revenues in fiscal year 2006, compared with approximately 33% in fiscal year 2005. Of the 24% increase in worldwide revenues from fiscal year 2005, approximately 28 percentage points resulted from an increase in United States revenues, partially offset by approximately a 4 percentage point decrease in international revenues. Average selling prices for our devices increased in the United States and internationally by 22% and 6%, respectively, during fiscal year 2006 as compared to fiscal year 2005. The increase in average selling prices in the United States is primarily the result of broader penetration of smartphones with carriers through increased volume to our carrier partners in the United States and due to a shift in product mix from Treo 600s to Treo 650s internationally. Net units sold increased approximately 18% in the United States and decreased approximately 18% internationally. The increase in the United States is primarily due to broader penetration of our smartphones through increased volume to our carrier partners during fiscal year 2006 as compared to fiscal year 2005, partially offset by a decrease in handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our handheld units which was partially offset by an increase in smartphone unit sales.

Total Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Cost of revenues	$1,057,695	67.0%	$879,435	69.2%	$178,260
Applicable portion of amortization of intangible assets and deferred stock-based compensation	388	—	923	0.1	(535)

Total cost of revenues	$1,058,083	67.0%	$880,358	69.3%	$177,725

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets and deferred stock-based compensation’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, operating system and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues decreased by 2.2 percentage points to 67.0% for fiscal year 2006 from 69.2% for fiscal year 2005. The decrease is primarily the result of approximately 2.6 percentage points of lower product costs due to a benefit of royalty obligations as a result of negotiating more favorable rates on certain radio technologies and a shift in our product mix towards smartphones which constituted 69% of our revenues during fiscal year 2006 compared to 46% during fiscal year 2005. In addition, we experienced reduced manufacturing division spending rates during fiscal year 2006, compared to fiscal year 2005, contributing approximately 0.4 percentage points, as a result of reduced depreciation costs as older equipment has become fully depreciated. Freight costs decreased by approximately 0.5 percentage points primarily due to a reduction in expedited shipments to customers. In addition, excess and obsolete inventory costs decreased by 0.1 percentage point due to a reduction in our provision for end-of-life products in the current year as compared to the comparable period a year ago. Partially offsetting these decreases was an increase in warranty expenses of 1.5 percentage points due to a shift in our product mix towards smartphones, which carry higher warranty costs than handheld computing devices as a percentage of their respective revenues. In addition, the increase in warranty expenses was impacted by an increase in our estimates of return rates of our earlier model smartphone and higher per unit repair costs.

The ‘Amortization of intangible assets and deferred stock-based compensation’ applicable to the cost of revenues decreased in absolute dollars during fiscal year 2006 compared to fiscal year 2005, due to the cancellation of restricted stock awards forfeited upon employee terminations during fiscal year 2005.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Sales and marketing	$205,138	13.0%	$170,893	13.5%	$34,245

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. The decrease in sales and marketing expenses as a percentage of revenues during fiscal year 2006 is primarily due to our increased revenues during the year compared to the comparable period a year ago. Sales and marketing expenses in fiscal year 2006 increased approximately 20% from fiscal year 2005 in absolute dollars primarily due to increased marketing development expenses with our carrier customers of approximately $20.9 million associated with our increased revenues. In addition, commission and employee-related expenses increased by approximately $11.3 million primarily due to an increase in our sales and marketing headcount during fiscal year 2006 by approximately 50 employees compared to the period a year ago. There were also increased product promotional programs of approximately $5.1 million and increased consulting expenses of approximately $4.1 million. The increase in consulting expense is due to the use of consulting assistance to support marketing activities until full-time employees are hired to sustain these activities. Facilities costs and allocations increased by approximately $2.4 million during fiscal year 2006 as a result of the increased headcount. These increases were partially offset by reduced direct marketing spending of approximately $9.9 million, reflecting ad campaigns that ran during fiscal year 2005 which were not repeated in fiscal year 2006 and a shift to Palm funding of carrier marketing activities.

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Research and development	$135,959	8.6%	$89,804	7.1%	$46,155

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during fiscal year 2006 increased approximately 51% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during fiscal year 2006 is primarily due to an increase in employee-related expenses of approximately $32.1 million reflecting approximately 130 additional employees hired to support our development of smartphone products and due to increased allocated information technology and facilities costs of approximately $6.4 million as a result of the increased headcount. In addition, consulting expenses increased by approximately $3.4 million to further support our smartphone development efforts until we hire full-time employees. We also experienced an increase in non-recurring engineering, data communications and project material costs of approximately $4.5 million, reflecting the development of our smartphone products.

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
General and administrative	$43,481	2.8%	$40,211	3.2%	$3,270

General and administrative expenses consist of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The decrease in general and administrative expenses as a percentage of revenues during fiscal year 2006 is primarily due to increased revenues during fiscal year 2006 as compared to fiscal year 2005. The increase in absolute dollars is primarily due to an increase in employee-related expenses of approximately $1.5 million as a result of an increase in our headcount of approximately 10 additional employees hired to support our infrastructure. In addition, professional and legal expenses increased by approximately $1.9 million, primarily resulting from defense of certain of our patent and other litigation matters.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$6,358	0.4%	$9,833	0.8%	$(3,475)

The decrease in amortization of intangible assets and deferred stock-based compensation in absolute dollars for fiscal year 2006 is primarily due to a $4.8 million decrease in amortization of intangible assets acquired in connection with the Handspring acquisition because these assets became fully amortized during the second quarter of fiscal year 2006. This decrease was partially offset by a $1.4 million increase in amortization resulting from the acquisition of the Palm brand in May 2005.

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

In accordance with APB No. 25, Palm has generally recognized no compensation expense with respect to shares issued under its employee stock purchase plan and options granted at fair value to employees and directors under its stock option plans.

SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. We plan to adopt SFAS No. 123(R) using the modified prospective method, in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date. We will recognize in our results of operations the compensation cost for stock-based awards issued after May 31, 2006 on a straight-line basis over the requisite service period for the entire award. For stock-based awards issued prior to June 1, 2006, we will amortize the related compensation costs using the graded-vesting method. Management currently estimates a charge to earnings before income taxes between $34 million to $38 million in fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

We anticipate that we will grant additional options, restricted stock and performance shares, also known as restricted stock units, in fiscal year 2007. The fair value of these grants cannot be predicted with certainty at this time because the expense amount will depend on the timing of new grants, the number of new grants and changes in the market price or the volatility of our common stock. In fiscal year 2007, the contractual life of our stock options will be shortened to seven years from ten years for options issued on or after this date, and to the extent that the shorter life changes employees’ exercise behavior, it may change the expected term of an option going forward. SFAS No. 123(R) will require us to include estimated forfeitures. Therefore, the required adoption of SFAS No. 123(R) could have a material impact on the timing of stock-based compensation expense and, based on the accuracy of estimates of future actual forfeiters, the amount of stock-based compensation expense. Any changes in these assumptions may significantly impact the stock-based compensation expenses for the future.

Legal Settlements

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Legal settlements	$23,775	1.5%	$—	— %	$23,775

In June 2006, we entered into a legal settlement with Xerox Corporation for $22.5 million, as well as an additional settlement for $1.3 million.

Restructuring Charges (Adjustments)

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Restructuring charges (adjustments)	$792	— %	$(360)	— %	$1,152

Restructuring charges (adjustments) relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring charges recorded during fiscal year 2006 of $0.8 million consist of restructuring actions taken during the second quarter of fiscal year 2006 of approximately $2.1 million partially offset by a $1.3 million adjustment to restructuring actions taken in connection with the Handspring acquisition as a result of more current information regarding future estimated sublease income. Restructuring adjustments recorded during fiscal year 2005 of $0.4 million, consist of $0.1 million related to restructuring actions taken during the third quarter of fiscal year 2004 and $0.3 million related to restructuring actions taken during the third quarter of fiscal year 2003.

•	The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions for approximately 20 regular employees, primarily in Europe. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cash payments of approximately $2.1 million were made related to these workforce reductions as of May 31, 2006. Cost reduction actions initiated in the second quarter of fiscal year 2006 are complete.

•	The third quarter of fiscal year 2004 restructuring actions consisted of severance, benefits and other costs related to workforce reductions of approximately $5.2 million during fiscal year 2004 for approximately 100 regular employees, primarily in the United States and United Kingdom. During the year ended May 31, 2005, all actions were completed and we recorded restructuring adjustments of $0.1 million. Approximately $4.8 million had been paid in cash, primarily for severance and benefits.

•	The third quarter of fiscal year 2003 restructuring actions consisted of charges related to workforce reductions of approximately $6.1 million, facilities and property and equipment disposed of or removed from service of $2.4 million and cancelled programs of $10.6 million. These restructuring actions related to the implementation of a series of actions to better align our expense structure with our revenues. Workforce reductions related to severance, benefits and related costs for approximately 140 regular employees, primarily in the United States. As of May 31, 2004, all of the headcount reductions had been completed. Cash payments of approximately $5.3 million related to workforce reductions, $1.9 million for rent of excess facilities and property equipment disposal and $6.7 million related to discontinued project costs were made. During fiscal year 2004, net adjustments of approximately $0.5 million were recorded related to workforce reduction costs and excess facilities and equipment costs due to changes from the original estimate of the costs. During fiscal year 2005, all actions were completed and net adjustments of approximately $0.3 million were recorded related to discontinued project costs.

Restructuring actions initiated in the second quarter of fiscal year 2006, the third quarter of fiscal year 2004 and the third quarter of fiscal year 2003 are all completed. We cannot assure you that our estimates of the costs associated with the restructuring action taken in connection with the Handspring acquisition will not change during implementation.

Employee Separation Costs

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Employee separation costs	$—	— %	$3,066	0.2%	$(3,066)

Employee separation costs represent one-time payments recorded in connection with the termination of certain of our employees, including our former chief executive officer.

Interest and Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Interest and other income (expense), net	$11,336	0.7%	$3,003	0.2%	$8,333

Interest and other income for fiscal year 2006 primarily consisted of approximately $17.2 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $5.8 million of interest expense and bank and other charges. Interest and other income for fiscal year 2005 primarily consisted of approximately $6.5 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $3.7 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges increased primarily due to increased interest expense recognized as a result of the debt incurred in connection with the acquisition of the Palm brand.

Income Tax Provision (Benefit)

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Income tax provision (benefit)	$(219,523)	(13.9)%	$14,144	1.1%	$(233,667)

The income tax benefit for fiscal year 2006 was $219.5 million, which consisted of a $250.3 million valuation allowance reversal offset by federal, state and foreign income taxes of approximately $29.6 million and federal tax expense arising from adjustments for the Handspring net operating loss carryforward of $1.2 million.

During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In reaching this conclusion, the Company weighed both negative and positive evidence regarding the realizability of these deferred tax assets and considered the extent to which the evidence could be objectively verified. The primary factors considered by the Company during the second quarter of fiscal year 2006 were that:

•	The Company had cumulative profits before income taxes of $59.5 million for the three-year period ended with the second quarter of fiscal year 2006, excluding the effects in fiscal year 2004 of discontinued operations and the write-down of the land held for sale.

•	Since the Company spun off PalmSource and acquired Handspring in the second quarter of fiscal year 2004, the Company was profitable in eight of nine quarters and had experienced cumulative profits before income taxes of $148.8 million.

In addition, the Company also considered the following factors:

•	Based upon the Company’s recent results of operations, as well as its internal projections, the Company expects to utilize its NOL carryforwards and tax credit carryforwards prior to their expiration over approximately the next 15-20 years.

•	The Company has never had any expired operating loss carryovers in its history, and after utilization of net operating losses against the fiscal year 2005 federal taxable income, the first federal NOL carryforward scheduled to expire is in the year 2022.

•	Although the Company operates in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the previous eight quarters, we expanded our product mix from solely handheld computing devices to include smartphones, which now comprise a majority of our revenues. We have maintained profitability and achieved year-over-year revenue growth during this period. The smartphone market is expected to continue to expand in the future and we expect to experience revenue and profit growth.

The total valuation allowance reversal of $348.5 million consists of $67.6 million recognized as a result of income earned in the second, third and fourth quarters of fiscal year 2006 and $280.9 million representing amounts recognizable due to sufficient positive evidence regarding realization of these tax benefits through income in future fiscal years. At May 31, 2006, Palm’s deferred tax assets were comprised of the tax effects of net operating loss carryforwards, of tax credit carryforwards and of temporary differences that will result in deductible amounts in future years of $414.6 million, offset by a valuation allowance of $9.3 million. The remaining valuation allowance consists of an allowance of $1.6 million for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not, and $7.7 million relating to the tax benefit of stock option exercises which will be reversed and recognized as a credit to additional paid-in capital when the benefit is realized.

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2006, the Company would require approximately $1 billion in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize our net deferred tax assets. Based upon the Company’s results for the most recent fiscal year, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. Through the end of fiscal year 2006, the Company has experienced ten consecutive quarters of double-digit year-over-year revenue growth. During this period the Company’s profits have also grown, which, if projected into the future, would result in utilization of current NOL and tax credit carryforwards in an even shorter number of years. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. The trends include the expected continued growth of the smartphone market. Failure by the Company to achieve its future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

The income tax provision for fiscal year 2005 represented approximately 18% of pretax income, which includes foreign and state income taxes of approximately $4.4 million and acquisition accounting adjustments to goodwill of approximately $9.8 million, partially offset by the favorable conclusion to two tax audits which reduced our first and third quarter tax provisions but which are not anticipated to recur. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that were realized in the current year to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets was reflected as a goodwill reduction.

Comparison of Fiscal Years Ended May 31, 2005 and 2004

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Revenues	$1,270,410	100.0%	$949,654	100.0%	$320,756

Revenues for fiscal year 2005 increased approximately 34% from fiscal year 2004 which included the results of operations of the former Handspring business only from the date of acquisition (October 29, 2003). During fiscal year 2005, net device units shipped were 4,522,000 units at an average selling price of $265. During fiscal year 2004, net device units shipped were 4,107,000 units at an average selling price of $209. The average selling price was up approximately 27% in fiscal year 2005 and unit shipments were up approximately 10%. Of this 34% increase in revenues, the increase in average selling prices contributed approximately 27 percentage points and the increase in unit shipments contributed approximately 9 percentage points which were partially offset by a decrease in our wireless Internet access services of approximately 2 percentage points. The increase in average selling price reflects smartphone shipments for the full fiscal year 2005 and a shift in our product mix towards higher priced devices as well as a more favorable pricing environment for handheld computing devices during fiscal year 2005. The increase in unit shipments during fiscal year 2005 was primarily the result of increased smartphone shipments during fiscal year 2005 offset by a decrease in traditional handheld unit sales. We closed our wireless Internet access services in September 2004 in part due to broader availability of competing data network service plans from large wireless carriers and related revenues during fiscal year 2005 decreased by approximately $17.2 million from fiscal year 2004.

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

Total Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Cost of revenues	$879,435	69.2%	$676,791	71.3%	$202,644
Applicable portion of amortization of intangible assets and deferred stock-based compensation	923	0.1	574	—	349

Total cost of revenues	$880,358	69.3%	$677,365	71.3%	$202,993

“Cost of revenues” as a percentage of revenues decreased by 2.1% to 69.2% for fiscal year 2005 from 71.3% for fiscal year 2004. The decrease was primarily the result of reduced technical service expenses resulting from a change in our support model and more favorable pricing contributing approximately 0.9 percentage points, reduced depreciation on tooling which became fully depreciated resulting in approximately 0.7 percentage points and reduced excess and obsolete charges due to improved product transition management contributing approximately 0.3 percentage points. In addition, product costs as a percentage of revenues decreased approximately 0.6 percentage points and OS royalties decreased in accordance with our software license agreement with PalmSource, which contributed approximately 0.4 percentage points. Partially offsetting these decreases were higher warranty costs as a percentage of revenues during fiscal year 2005 compared to fiscal year 2004 due to the increased mix of smartphones, contributing approximately 1.1 percentage points.

The “Applicable portion of amortization of intangible assets and deferred stock-based compensation” to cost of revenues increased in absolute dollars during fiscal year 2005 primarily due to an increase in restricted stock awards made during fiscal year 2005.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Sales and marketing	$170,893	13.5%	$152,070	16.0%	$18,823

Sales and marketing expenses in fiscal year 2005 increased approximately 12% from fiscal year 2004. The decrease in sales and marketing expense as a percentage of revenues was primarily due to the increase in our revenues during fiscal year 2005 as compared to fiscal year 2004. The increase in sales and marketing expenses in absolute dollars was primarily due to increased advertising costs of approximately $11.5 million, increased personnel and related expenses of approximately $4.5 million, increased trade show and other marketing expenses of approximately $2.3 million and increased spending in direct marketing, collateral and sales literature of approximately $0.7 million. Advertising, tradeshow and other marketing expenses and direct marketing, collateral and sales literature increased primarily due to additional spending for our smartphone products in fiscal year 2005 as compared to the year ago period. The increase in personnel and related expenses was primarily due to a 9% increase in sales and marketing personnel during fiscal year 2005. In addition, marketing development expenses with our retail customers increased approximately $1.6 million. These increases were partially offset by decreased technical sales support costs of approximately $1.8 million.

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Research and development	$89,804	7.1%	$69,367	7.3%	$20,437

The decrease in research and development expenses as a percentage of revenues during fiscal year 2005 was primarily due to the increase in revenues during the year compared to fiscal year 2004. Research and development expenses during fiscal year 2005 increased approximately 29% in absolute dollars from the comparable period a year prior. This increase in research and development spending was primarily due to increased project materials and non-recurring engineering costs related to our smartphone products of approximately $7.1 million, increased headcount and the related employee compensation and benefits costs of approximately $11.7 million as a result of an increase in engineering personnel and related recruiting fees, increased travel of approximately $0.8 million as a result of greater international project activity and increased depreciation, facilities and datacom allocations of approximately $1.8 million partially offset by reduced consulting expenses incurred of approximately $1.2 million.

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
General and administrative	$40,211	3.2%	$37,323	3.9%	$2,888

The decrease in general and administrative expenses as a percentage of revenues during fiscal year 2005 was primarily due to increased revenues during the year as compared to fiscal year 2004. The increase in general and administrative expenses in absolute dollars was primarily comprised of an increase of $3.4 million of employee compensation and benefits costs primarily the result of an increased number of general and administrative employees during the year. In addition, consulting and professional service fees increased by approximately $1.8 million primarily due to the incremental costs related to our implementation of Sarbanes-Oxley Section 404 requirements, partially offset by a decrease in the charge for our provision for doubtful accounts of $2.2 million primarily due to overall improvements in our accounts receivables.

Amortization of Intangible Assets and Deferred Stock-Based Compensation

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Amortization of intangible assets and deferred stock-based compensation	$9,833	0.8%	$9,751	1.0%	$82

The increase in amortization of intangible assets and deferred stock-based compensation in absolute dollars during fiscal year 2005 as compared to fiscal year 2004 was primarily due to an additional $3.2 million for the inclusion of amortization of the remaining intangible assets and deferred stock-based compensation related to the acquisition of Handspring for the full fiscal year, as compared to only a portion of fiscal year 2004 and $1.0 million of additional amortization of deferred stock-based compensation, which includes the charges associated with unvested shares of Palm restricted stock and a portion of the unvested options to purchase shares of Palm common stock that had their vesting accelerated in connection with employee separation costs for our former chief executive officer. These increases were largely offset by a decrease of approximately $4.2 million in amortization expense related to the customer backlog intangible asset arising from the acquisition of Handspring which was fully amortized during fiscal year 2004.

Restructuring Charges (Adjustments)

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Restructuring charges (adjustments)	$(360)	— %	$8,432	0.9%	$(8,792)

Restructuring charges (adjustments) relate to the implementation of a series of actions to better align our expense structure with our revenues. Restructuring adjustments recorded during fiscal year 2005 of $0.4 million, consist of $0.1 million related to restructuring actions taken during the third quarter of fiscal year 2004 and $0.3 million related to restructuring actions taken during the third quarter of fiscal year 2003. Restructuring charges related to fiscal year 2004 consist of $8.9 million related to the restructuring actions taken during the first and third quarters of fiscal year 2004 less adjustments of $0.5 million related to restructuring actions taken in the third quarter of fiscal year 2003.

•	The third quarter of fiscal year 2004 restructuring actions consisted of severance, benefits and other costs related to workforce reductions of approximately $5.2 million during fiscal year 2004 for approximately 100 regular employees, primarily in the United States and United Kingdom. During the year ended May 31, 2005, we recorded restructuring adjustments of $0.1 million and all actions were completed. Approximately $4.8 million had been paid in cash, primarily for severance and benefits.

•	The first quarter of fiscal year 2004 restructuring actions of $3.7 million consisted of severance, benefits and other costs related to workforce reductions for approximately 45 regular employees, primarily in the United States, facilities and property and equipment disposed of or removed from service and canceled projects. As of May 31, 2004, all of the headcount reductions and canceled projects were completed. Approximately $1.5 million had been paid in cash for severance and benefits, $1.1 million had been paid in cash related to excess facilities and approximately $0.6 million had been paid in cash for cancelled projects.

•	The third quarter of fiscal year 2003 restructuring actions consisted of charges related to workforce reductions of approximately $6.1 million, facilities and property and equipment disposed of or removed from service of $2.4 million and cancelled programs of $10.6 million. These restructuring actions related to the implementation of a series of actions to better align our expense structure with our revenues. Workforce reductions related to severance, benefits and related costs for approximately 140 regular employees, primarily in the United States. As of May 31, 2004, all of the headcount reductions had been completed. Cash payments of approximately $5.3 million related to workforce reductions, $1.9 million of excess facilities and property and equipment disposed of and $6.7 million related to discontinued project costs were made. During fiscal year 2004, net adjustments of approximately $0.5 million were recorded related to workforce reduction costs and excess facilities and equipment costs due to changes from the original estimate of the costs. During fiscal year 2005, net adjustments of approximately $0.3 million were recorded related to discontinued project costs and excess facilities and equipment costs and all actions were completed.

Restructuring actions initiated in the first quarter of fiscal year 2004 and the fourth quarter of fiscal year 2001 were substantially completed except for remaining contractual payments for excess facilities. Restructuring actions initiated in the third quarter of fiscal year 2004 and the third quarter of fiscal year 2003 were completed. We cannot assure you that our estimates of the costs associated with these restructuring actions will not change during implementation.

Employee Separation Costs

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Employee separation costs	$3,066	0.2%	$—	— %	$3,066

Employee separation costs represent costs recorded for certain of our employees, including our former chief executive officer, for one-time payments.

Interest and Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Interest and other income (expense), net	$3,003	0.2%	$(44)	— %	$3,047

Interest and other income (expense), on a net basis, was $3.0 million of net income for the fiscal year ended May 31, 2005 and primarily consisted of approximately $6.5 million of interest income on our cash, cash equivalent and short-term investment balances and a $0.2 million gain on the sale of an equity investment, partially offset by $3.7 million of interest expense and bank and other charges. Interest and other income (expense) in fiscal year 2004 primarily consisted of interest income on our cash, cash equivalents and short-term investments of $2.7 million and $1.3 million of net reimbursements, offset by interest expense and bank and other charges of $4.0 million. Interest income increased primarily as the result of higher cash, cash equivalent and short-term investment balances and increased interest rates. Interest expense and bank and other charges decreased primarily due to a smaller and more cost effective credit facility.

Income Tax Provision

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Income tax provision	$14,144	1.1%	$6,091	0.6%	$8,053

The income tax provision for fiscal year 2005 represented approximately 18% of pretax income, which includes foreign and state income taxes of approximately $4.4 million and acquisition accounting adjustments to goodwill of approximately $9.8 million, partially offset by the favorable conclusion to two tax audits which reduced our first and third quarter tax provisions but which are not anticipated to recur. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, related to Handspring that were realized in fiscal year 2005 to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets was reflected as a goodwill reduction. The income tax provision for the year ended May 31, 2004 was primarily related to foreign income taxes. In fiscal year 2005, we maintained our deferred tax asset valuation allowance which was reviewed quarterly and was preserved until sufficient positive evidence existed to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years.

Loss From Discontinued Operations

	Years Ended May 31,				Increase/ (Decrease)
	2005	% of Revenue	2004	% of Revenue
	(dollars in thousands)
Loss from discontinued operations	$—	— %	$(11,634)	(1.2)%	$11,634

Loss from discontinued operations was $11.6 million in fiscal year 2004. Included in loss from discontinued operations are the results of operations of PalmSource through the October 28, 2003 distribution date of approximately $6.4 million and the historical consolidated separation costs incurred to affect the PalmSource distribution of approximately $5.2 million.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2006 were $113.5 million, compared to $128.2 million at May 31, 2005. The decrease of $14.7 million in cash and cash equivalents was primarily attributable to net income of $336.2 million reduced for non-cash credits of $227.4 million, increase in cash from changes in assets and liabilities of $29.4 million and net proceeds of $38.5 million from employee stock plan activity. This was offset by $172.5 million in net purchases of restricted and short-term investments and cash used for the purchase of property and equipment of $18.9 million.

We anticipate our May 31, 2006 total cash, cash equivalents and short-term investments balance of $518.9 million will satisfy our operational cash flow requirements over the next 12 months. Based on our current forecast, we do not anticipate any short-term or long-term liquidity deficiencies.

Net accounts receivable was $204.3 million at May 31, 2006, an increase of $64.1 million, or 46%, from $140.2 million at May 31, 2005. Days sales outstanding, or DSO, of receivables increased to 46 days at May 31, 2006 from 38 days at May 31, 2005. The increase in net accounts receivable was primarily due to an increase in revenues of approximately $67.3 million, or 20%, in the fourth quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005 and the increase in DSO is primarily due to the timing of launches of our smartphone products with wireless carriers within the fourth quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005. We ended fiscal year 2006 with a cash conversion cycle of 1 day compared to 0 days at fiscal year end 2005. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

The following is a summary of the contractual commitments associated with our debt and lease obligations, as well as our purchase commitments as of May 31, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$58,748	$9,879	$21,895	$22,849	$4,125
Convertible debt	35,000	35,000	—	—	—
Note payable to PalmSource for brand	22,500	15,000	7,500	—	—
Purchase obligation commitments:
License and other fees due PalmSource	42,500	42,500	—	—	—

Total contractual obligations	$158,748	$102,379	$29,395	$22,849	$4,125

Palm facilities are leased under operating leases that expire at various dates through June 2014.

In December 2001, we issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations. Palm retained an obligation in the amount of $35.0 million, or the

Note, and the remainder was assumed by PalmSource. The Note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005, retaining the same terms. The Note bears interest at 5.0% per annum, is due in December 2006 and is convertible into Palm common stock at an effective conversion price of $32.30 per share. We may force a conversion at any time, provided our common stock has traded above $49.74 per share for a defined period of time. In the event Palm distributes significant assets, Palm may be required to repay a portion of the Note. The Note defines certain events of default pursuant to which the full amount of the Note plus interest could become due and payable.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both May 31, 2006 and 2005.

We are a party to a software license agreement with PalmSource that grants Palm certain licenses to the Palm OS and other related software. This agreement was amended and restated in May 2005 to provide for continued development, manufacture and marketing of Palm products based on the Palm OS through 2009. Under the agreement, we agreed to pay PalmSource license and royalty fees based upon net revenue of our products which incorporate PalmSource software, as well as a source code license fee and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended and restated license agreement to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees are approximately $0.7 million per year. The amended and restated agreement includes a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006. Minimum annual royalties for the contract years after December 2, 2006 were subject to conditions that have not been met.

We also accrue for royalty obligations to other technology and patent holders based on unit shipments of our smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $35.4 million and $32.0 million as of May 31, 2006 and 2005, respectively, including estimated royalties of $30.5 million and $29.7 million, respectively, which are reported in other accrued liabilities. Fiscal year 2006 includes a benefit of approximately $11.7 million as a result of negotiating more favorable licensing terms than were expected as of May 31, 2005. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2006 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2006, our commitments to contract with third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $163.1 million.

In October 2005, we entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.0% at May 31, 2006) or, at our election, subject to specific requirements, equal to LIBOR plus 1.75% (6.96% at May 31, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of May 31, 2006, we had used our credit line to support the issuance of letters of credit totaling $10.2 million.

In March 2002, we filed a universal shelf registration statement to give us the flexibility to sell up to $200 million of debt securities, common stock, preferred stock, depository shares, and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for general corporate purposes, including to meet working capital needs and for capital expenditures. During August 2003, we sold 4.8 million shares of Palm common stock under the shelf registration statement to institutional investors for net proceeds of approximately $37.0 million.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required date of adoption and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. Since it’s issuance, SFAS No. 123(R) has been the subject of interpretive guidance, including the Securities and Exchange Commission’s SAB No. 107, issued in March 2005, and FASB Staff Positions, and it is possible that additional guidance may be issued in the future. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, which is Palm’s fiscal year 2007. Management currently estimates a charge to earnings before income taxes between $34 million to $38 million in fiscal year 2007.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2006 would cause an immaterial decline in the fair value of our cash equivalents. As of May 31, 2006, we had short-term investments of $405.4 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2006 would cause a decline of less than 2%, or $5.0 million, in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

As of May 31, 2006 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Palm, Inc.:

We have audited the accompanying consolidated balance sheets of Palm, Inc. and subsidiaries (“the Company”) as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Palm, Inc. and subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

July 26, 2006

Palm, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended May 31,
	2006	2005	2004
Revenues	$1,578,509	$1,270,410	$949,654
Costs and operating expenses:
Cost of revenues (*)	1,057,695	879,435	676,791
Sales and marketing	205,138	170,893	152,070
Research and development	135,959	89,804	69,367
General and administrative	43,481	40,211	37,323
Amortization of intangible assets and deferred stock-based compensation (**)	6,358	9,833	9,751
Legal settlements	23,775	—	—
Restructuring charges (adjustments)	792	(360)	8,432
Employee separation costs	—	3,066	—

Total costs and operating expenses	1,473,198	1,192,882	953,734

Operating income (loss)	105,311	77,528	(4,080)
Interest and other income (expense), net	11,336	3,003	(44)

Income (loss) before income taxes	116,647	80,531	(4,124)
Income tax provision (benefit)	(219,523)	14,144	6,091

Income (loss) from continuing operations	336,170	66,387	(10,215)
Loss from discontinued operations (net of taxes of $0, $0 and $252, respectively)	—	—	(11,634)

Net income (loss)	$336,170	$66,387	$(21,849)

Net income (loss) per share:
Basic:
Continuing operations	$3.33	$0.68	$(0.13)
Discontinued operations	—	—	(0.15)

	$3.33	$0.68	$(0.28)

Diluted:
Continuing operations	$3.19	$0.65	$(0.13)
Discontinued operations	—	—	(0.15)

	$3.19	$0.65	$(0.28)

Shares used in computing per share amounts:
Basic	100,818	96,971	79,373

Diluted	105,745	102,579	79,373

(*) Cost of revenues excludes the applicable portion of amortization of intangible assets and deferred stock-based compensation.

(**) Amortization of intangible assets and deferred stock-based compensation:
Cost of revenues	$388	$923	$574
Sales and marketing	4,496	6,760	7,906
Research and development	284	256	234
General and administrative	1,190	1,560	1,037
Employee separation costs	—	334	—

	$6,358	$9,833	$9,751

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	May 31, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$113,461	$128,164
Short-term investments	405,433	234,535
Accounts receivable, net of allowance for doubtful accounts of $4,801 and $6,874, respectively	204,337	140,162
Inventories	58,010	35,544
Deferred income taxes	153,854	—
Investment for committed tenant improvements	3,967	6,182
Prepaids and other	10,937	8,225

Total current assets	949,999	552,812

Restricted investments	—	775
Land held for sale	60,000	—
Land not in use	—	60,000
Property and equipment, net	22,990	19,158
Goodwill	166,538	249,161
Intangible assets, net	25,783	30,373
Deferred income taxes	260,713	36,217
Other assets	1,499	1,536

Total assets	$1,487,522	$950,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,501	$135,720
Income taxes payable	50,021	8,441
Accrued restructuring	7,209	15,400
Provision for committed tenant improvements	3,967	6,182
Current portion of long-term convertible debt	35,000	—
Other accrued liabilities	216,374	156,009

Total current liabilities	497,072	321,752

Non-current liabilities:
Long-term convertible debt	—	35,000
Other non-current liabilities	6,545	12,257

Stockholders’ equity:
Preferred stock, $.001 par value, 125,000 shares authorized; outstanding: none	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 103,469 shares and 98,977 shares, respectively	103	99
Additional paid-in capital	1,475,319	1,406,885
Unamortized deferred stock-based compensation	(2,752)	(2,422)
Accumulated deficit	(488,081)	(824,251)
Accumulated other comprehensive income (loss)	(684)	712

Total stockholders’ equity	983,905	581,023

Total liabilities and stockholders’ equity	$1,487,522	$950,032

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Unamortized Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, May 31, 2003	$58	$1,123,790	$(508)	$(868,789)	$1,235	$255,786
Components of comprehensive loss:
Net loss	—	—	—	(21,849)	—	(21,849)
Net unrealized loss on available-for-sale investments	—	—	—	—	(632)	(632)
Recognized losses included in earnings	—	—	—	—	190	190
Accumulated translation adjustments	—	—	—	—	147	147

Total comprehensive loss	—	—	—	—	—	(22,144)

Common stock issued:
Under stock plans, net	4	20,524	(1,096)	—	—	19,432
Private placements	5	37,010	—	—	—	37,015
Common stock issued and options assumed in conjunction with acquisition	27	237,210	(2,233)	—	—	235,004
Effect of distribution of PalmSource, Inc. shares	—	(34,589)	—	—	(450)	(35,039)
Stock-based compensation expense	—	442	1,038	—	—	1,480
Cancelled restricted stock and option grants related to terminated employees	—	(804)	804	—	—	—

Balances, May 31, 2004	94	1,383,583	(1,995)	(890,638)	490	491,534
Components of comprehensive income:
Net income	—	—	—	66,387	—	66,387
Net unrealized loss on available-for-sale investments	—	—	—	—	(192)	(192)
Recognized losses included in earnings	—	—	—	—	177	177
Accumulated translation adjustments	—	—	—	—	237	237

Total comprehensive income	—	—	—	—	—	66,609

Common stock issued under stock plans, net	5	23,413	(2,565)	—	—	20,853
Stock-based compensation expense	—	—	2,027	—	—	2,027
Cancelled restricted stock and option grants related to terminated employees	—	(111)	111	—	—	—

Balances, May 31, 2005	99	1,406,885	(2,422)	(824,251)	712	581,023
Components of comprehensive income:
Net income	—	—	—	336,170	—	336,170
Net unrealized loss on available-for- sale investments.	—	—	—	—	(2,678)	(2,678)
Recognized losses included in earnings	—	—	—	—	1,190	1,190
Accumulated translation adjustments	—	—	—	—	92	92

Total comprehensive income	—	—	—	—	—	$334,774

Common stock issued under stock plans, net	4	40,448	(1,894)	—	—	38,558
Stock-based compensation expense	—	337	1,564	—	—	1,901
Tax benefit from employee stock options	—	27,649	—	—	—	27,649

Balances, May 31, 2006	$103	$1,475,319	$(2,752)	$(488,081)	$(684)	$983,905

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended May 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$336,170	$66,387	$(21,849)
Loss from discontinued operations	—	—	11,634

Income (loss) from continuing operations	336,170	66,387	(10,215)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	15,112	15,546	20,925
Amortization	6,358	9,833	10,603
Deferred income taxes	(250,079)	(1,417)	—
Recognized loss on equity and short-term investments	1,190	177	190
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable	(64,175)	(19,089)	(13,759)
Inventories	(22,466)	(21,514)	12,768
Prepaids and other	(745)	1,538	3,213
Accounts payable	48,781	22,948	627
Taxes payable	23,581	(874)	3,381
Accrued restructuring	(8,191)	(11,570)	(15,766)
Other accrued liabilities	52,664	51,083	(25,025)

Net cash provided by (used in) operating activities of continuing operations	138,200	113,048	(13,058)

Cash flows from investing activities:
Purchase of brand name intangible	—	(7,500)	—
Purchase of property and equipment	(18,944)	(15,279)	(5,776)
Sale of equity investments	—	1,200	—
Acquisition of business, net of cash acquired	—	—	16,114
Purchase of short-term investments	(773,011)	(320,291)	(368,489)
Sales/maturities of short-term investments	599,719	238,764	351,091
Purchase of restricted investments	—	—	(2,764)
Sales/maturities of restricted investments	775	400	2,937

Net cash used in investing activities of continuing operations	(191,461)	(102,706)	(6,887)

Cash flows from financing activities:
Proceeds from issuance of common stock	38,558	20,853	56,447
Repayment of debt	—	(1,600)	—

Net cash provided by financing activities of continuing operations	38,558	19,253	56,447

Cash invested in discontinued operations	—	—	(6,000)

Change in cash and cash equivalents	(14,703)	29,595	30,502
Cash and cash equivalents, beginning of period	128,164	98,569	68,067

Cash and cash equivalents, end of period	$113,461	$128,164	$98,569

Cash flows from discontinued operations:
Net cash used in operating activities	$—	$—	$(4,602)

Net cash provided by financing activities, cash transferred from continuing operations	—	—	6,000

Change in cash and cash equivalents	—	—	1,398
Cash and cash equivalents, beginning of period*	—	—	37,465
Cash and cash equivalents included in net assets distributed to stockholders	—	—	(38,863)

Cash and cash equivalents, end of period	$—	$—	$—

* Cash and cash equivalents of PalmSource are included in current assets of discontinued operations

Supplemental cash flow information:
Cash paid for income taxes	$5,878	$7,561	$3,779

Cash paid for interest	$1,766	$1,992	$2,572

Non-cash investing and financing activities:
Fair value of stock options and warrants assumed in business combination	$—	$—	$28,064

Common stock issued for acquisition of business	$—	$—	$209,173

Debt for brand-name intangible asset	$—	$19,700	$—

Accrued liability for long-term investment	$—	$984	$—

See notes to consolidated financial statements.

Palm, Inc.

Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

Palm, Inc., or Palm or the Company, develops, markets and sells a family of mobile computing solutions.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as a result of the distribution, the Company’s historical consolidated financial statements were retroactively adjusted to account for PalmSource as discontinued operations for all periods presented. While these reclassifications result in changes to certain previously reported amounts, the total and per share amounts of loss did not change from the amounts reported previously. Unless otherwise indicated, the Notes to Consolidated Financial Statements relate to the Company’s continuing operations (See Note 3 to consolidated financial statements). Commencing with the date of acquisition, October 29, 2003, the Handspring assets acquired and liabilities assumed, as well as the results of Handspring’s operations are included in the Company’s consolidated financial statements. (See Note 4 to consolidated financial statements).

On February 13, 2006, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend of its common stock to stockholders of record at the close of business on February 28, 2006 (“Stockholders of Record”). The stock dividend was distributed to Stockholders of Record on March 14, 2006. All share and per share amounts referred to in this Form 10-K have been adjusted to reflect this stock split.

Note 2.    Significant Accounting Policies

Fiscal Year

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, 2006. Fiscal year 2006 contained 52 weeks, fiscal year 2005 contained 53 weeks and fiscal year 2004 contained 52 weeks. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, land held for sale, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended May 31, 2005, the Company determined that the cash flows associated with discontinued operations were incorrectly presented as a net investing activity within the Consolidated Statements of Cash Flows. The Company could have elected to separately present the cash flows from operating, investing and financing activities of its discontinued operations on the face of the statement of cash flows. The Company has changed its statement of cash flows to conform to this presentation. The effect of this change was to decrease the reported amount of net cash used in the investing activities of continuing operations by $6.0 million to $6.9 million for the year ended May 31, 2004. There was no effect on the statement of cash flows for the year ended May 31, 2006 or 2005, as there were no discontinued operations for those periods.

Certain other prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results.

Cash Equivalents and Short-Term Investments

Cash equivalents are highly liquid debt investments acquired with remaining maturities of three months or less. Short-term investments are highly liquid investments with original maturities at the date of purchase of greater than three months, and marketable equity securities. While Palm’s intent is to hold such short-term investments to maturity, consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, all short-term investments are classified as available-for sale, since these short-term investments are available for current operations, if required. Such short-term investments are recorded at market value using the specific identification method with unrealized gains and losses included as a component of other comprehensive income (loss). The cost of short-term investments sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest and other income (expense), along with interest and dividends.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on Palm’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially subject Palm to credit risk consist of cash, cash equivalents and short-term investments which are invested in highly liquid instruments in accordance with Palm’s investment policy. Palm sells the majority of its products through wireless carriers, distributors, retailers and resellers. While a significant portion of Palm’s accounts receivable is concentrated with a few customers as shown below, generally credit risk is diversified due to the number of entities comprising Palm’s customer base and their dispersion across different geographic locations throughout the world. Palm generally sells on open account and performs periodic credit evaluations of its customers’ financial condition.

The following individual customers accounted for 10% or more of total revenue from continuing operations for the years ended May 31, 2006, 2005 and 2004:

	Years Ended May 31,
	2006	2005	2004
Verizon Wireless	30%	9%	—%
Sprint Corporation	14%	11%	7%
Cingular	11%	11%	3%
Ingram Micro	8%	12%	15%

The following individual customers accounted for 10% or more of net accounts receivable:

	May 31,
	2006	2005
Verizon Wireless	28%	—%
Sprint Corporation	26%	10%
Cingular	12%	7%
Ingram Micro	7%	14%

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

Restricted Investments

Restricted investments consisted of certificates of deposit with maturities of six months or less. These investments were carried at cost, which approximated fair value, and were restricted as to withdrawal.

Land Held for Sale, Property and Equipment

Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years). Land held for sale is held at cost reduced by impairment charges recorded in prior years as the result of declines in market value. (See Note 7 to consolidated financial statements.)

Goodwill and Intangible Assets

Palm evaluates the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within the Company’s single reporting segment. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Equity Investments

Investments in equity securities with readily available fair values are considered available-for-sale and recorded at cost, in other assets, with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for which Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost, $1.0 million at May 31, 2006 and 2005. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to interest and other income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA SOP No. 97-2, Software Revenue Recognition, as amended. Palm recognizes revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced based on Palm’s estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based on historical rates of returns, inventory levels in the channel and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience.

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

Advertising

Advertising costs are expensed as incurred and were $90.1 million, $79.3 million and $63.0 million for fiscal years 2006, 2005 and 2004, respectively. Included within total advertising costs are marketing development funds paid to wireless carriers and channel customers for which Palm receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenue is recognized.

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

Income Taxes

Income tax expense (benefit) for the years ended May 31, 2006, 2005 and 2004 is based on pre-tax financial accounting income or loss. Prior to October 29, 2003, Palm’s consolidated federal, state and foreign income tax returns included the operating results of PalmSource. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards, deferred expenses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

Palm does not provide U.S. income taxes on undistributed earnings of its foreign subsidiaries that it expects to permanently reinvest in operations outside the U.S.

Foreign Currency Translation

For non-U.S. subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, monthly, at exchange rates as of the balance sheet date, and revenues, expenses, gains and losses are translated, monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments are included as a component of other comprehensive income (loss).

For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses, and property and equipment, which are translated at historical exchange rates.

Derivative Instruments

Palm conducts business on a global basis in several currencies. As such, Palm is exposed to movements in foreign currency exchange rates. Palm enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities. Gains and losses on the contracts offset foreign exchange gains or losses from the revaluation of certain foreign currency assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Palm’s foreign exchange forward contracts relate to current assets and liabilities and generally mature within 30 days. Palm did not hold derivative financial instruments for trading purposes or to hedge expected future cash flows during the years ended May 31, 2006, 2005 and 2004.

Stock-Based Compensation

Palm has employee stock plans, which are described more fully in Note 13 to the consolidated financial statements. Palm accounts for awards under its employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25), and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related guidance.

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

	Years Ended May 31,
	2006	2005 (1)	2004 (2)
Net income (loss), as reported	$336,170	$66,387	$(21,849)
Add: Stock-based compensation included in reported net income (loss), net of related tax effects	945	2,027	3,227
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(21,672)	(34,325)	(22,767)

Pro forma net income (loss)	$315,443	$34,089	$(41,389)

Net income (loss) per share, as reported—basic	$3.33	$0.68	$(0.28)

Net income (loss) per share, as reported—diluted	$3.19	$0.65	$(0.28)

Pro forma net income (loss) per share—basic	$3.13	$0.35	$(0.52)

Pro forma net income (loss) per share—diluted	$3.00	$0.33	$(0.52)

(1)	Stock-based compensation expense determined under the fair value method for the year ended May 31, 2005 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.
(2)	Amounts include compensation related to options held by PalmSource employees through the distribution date.

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

Net Income (Loss) Per Share

Basic net income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share are calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share for the years ended May 31, 2006 and 2005 are calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase and stock options outstanding, calculated using the treasury stock method, and the convertible debt, calculated using the “if converted” method. Diluted loss from continuing operations, loss from discontinued operations and net loss per share for the year ended May 31, 2004 are calculated based on the weighted average shares of common stock outstanding excluding shares of restricted stock subject to repurchase, because the effect of restricted stock subject to repurchase, stock options and warrants outstanding, calculated using the treasury stock method, and of the convertible debt, calculated using the “if-converted” method, would have been anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share for the fiscal years ended May 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended May 31,
	2006	2005	2004
Numerator:
Numerator for basic income (loss) from continuing operations per share	$336,170	$66,387	$(10,215)
Effect of dilutive securities:
Interest expense on convertible debt, net of taxes	1,050	—	—

Numerator for diluted income (loss) from continuing operations per share	$337,220	$66,387	$(10,215)

Denominator:
Shares used to compute basic income (loss) per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	100,818	96,971	79,373
Effect of dilutive securities:
Restricted stock subject to repurchase	41	238	—
Stock options and warrants	3,802	5,370	—
Convertible debt	1,084	—	—

Shares used to compute diluted income (loss) from continuing operations per share	105,745	102,579	79,373

Basic income (loss) from continuing operations per share	$3.33	$0.68	$(0.13)

Diluted income (loss) from continuing operations per share	$3.19	$0.65	$(0.13)

Weighted average options to purchase Palm common stock of approximately 3,502,000, and 4,088,000 for the fiscal years ended May 31, 2006 and 2005, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. For the fiscal year ended May 31, 2004 approximately 3,138,000 common equivalent shares were excluded from the computation of diluted loss from continuing operations, diluted loss from discontinued operations and diluted net loss per share because they would have been anti-dilutive. Palm accounts for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the current portion of long-term convertible debt is added back to net income. For the fiscal year ended May 31, 2005, approximately 1,084,000 shares, were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus net unrealized loss on investments, recognized losses included in earnings and accumulated foreign currency translation adjustments and is presented in the statement of stockholders’ equity.

Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, FASB, issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required date of adoption and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption as such previous awards continue to vest. Since it’s issuance, SFAS No. 123(R) has been the subject of interpretive guidance, including the Securities and Exchange Commission’s SAB No. 107, issued in March 2005, and FASB Staff Positions, and it is possible that additional guidance may be issued in the future. SFAS No. 123(R) is effective for years beginning after June 15, 2005, which is Palm’s fiscal year 2007. Management currently estimates a charge to earnings before income taxes between $34 million to $38 million in fiscal year 2007.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

Note 3.    Discontinued Operations

On October 28, 2003, the Company’s stockholders formally approved a plan that included the PalmSource distribution and the Handspring acquisition (see Note 4 to the consolidated financial statements). In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the historical consolidated financial statements of Palm were retroactively adjusted to account for PalmSource as discontinued operations for all periods presented. The discontinued operations data reflects the historical assets and liabilities, results of operations and cash flows of PalmSource, the Palm OS platform and licensing business segment of Palm, as of and during the period presented. No gain or loss was recorded as a result of the PalmSource distribution.

Loss from discontinued operations included PalmSource net revenues of $11.1 million for the year ended May 31, 2004. Also included in loss from discontinued operations are allocated corporate expenses and historical consolidated separation costs that ceased after the PalmSource distribution of $5.2 million for the year ended May 31, 2004.

Note 4.    Business Combinations

On October 29, 2003, Palm acquired Handspring, a leading provider of smartphones and communicators, exchanging 0.09 (without giving effect to Palm’s two-for-one stock split effective March 14, 2006) of a share of Palm common stock for each outstanding share of Handspring common stock and assuming outstanding options and warrants to purchase Handspring common stock based on this same exchange ratio. The exchange ratio for the acquisition was determined based on an arm’s length negotiation between Palm and Handspring. The Handspring acquisition resulted in the issuance of approximately 27.2 million shares of Palm common stock, as adjusted for Palms’ two-for-one stock split effective March 14, 2006. The purchase price of $249.9 million is comprised of (a) approximately $209.2 million representing the fair value of Palm common stock issued to former Handspring stockholders, (b) $28.0 million representing the estimated fair value of Handspring options and warrants assumed using the Black-Scholes option valuation model, (c) $6.5 million of direct transaction costs and (d) $6.2 million of other liabilities directly related to the acquisition.

The fair value of the Palm common stock issued was determined using a per share price of $7.7030 per share based upon the closing prices of Palm common stock within a range of trading days beginning with the first trading day subsequent to the PalmSource distribution (October 29, 2003—November 4, 2003).

The fair value of the vested options, unvested options and warrants assumed were valued using the Black-Scholes option valuation model with the following weighted average assumptions:

	Vested Options	Unvested Options	Warrants
Weighted average assumptions:
Risk-free interest rate	1.3%	2.4%	3.2%
Volatility	100%	100%	100%
Options term (in years)	1.00	3.00	4.25
Dividend yield	0.0%	0.0%	0.0%

The $6.2 million of other liabilities directly related to the Handspring acquisition includes $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which will not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits costs to exit certain facilities and other costs associated with the acquisition. All adjustments were recorded as a net increase in goodwill. As of May 31, 2005, the workforce reductions were completed.

As of May 31, 2006 the Company adjusted the estimated costs to exit certain facilities as a result of more current information regarding future sublease income. This adjustment was recognized as part of restructuring charges (adjustments) in the statement of operations for the year ended May 31, 2006.

Accrued liabilities recognized in connection with the Handspring acquisition consist of (in thousands):

	Initial Liability Recognized at October 29, 2003	Cash Payments	Adjustments	Balance at May 31, 2005	Cash Payments	Adjustments	Balance at May 31, 2006
Workforce reduction costs	$1,805	$(2,029)	$224	$—	$—	$—	$—
Excess facilities costs	3,689	(3,303)	1,776	2,162	(329)	(1,258)	575
Other	660	(673)	13	—	—	—	—

	$6,154	$(6,005)	$2,013	$2,162	$(329)	$(1,258)	$575

The Handspring acquisition was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill related to the acquisition is not amortized and is tested at least annually for impairment. The goodwill for the Handspring acquisition is not deductible for tax purposes.

The purchase price of this business combination was allocated to tangible assets net of assumed liabilities and to identifiable intangible assets based on the valuation, generally using a discounted cash flow approach, of contracts and customer relationships, customer backlog, product technology, trademarks and non-compete covenants as follows (dollars in thousands):

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

The following unaudited pro forma financial information presents the combined results of operations of Palm and Handspring as if the Handspring acquisition had occurred as of the beginning of fiscal year 2004. The results from operations of the former Handspring business are included in Palm results of operations since the date of acquisition (October 29, 2003).

This unaudited pro forma financial information includes an adjustment of $3.6 million for the year ended May 31, 2004, reflecting amortization of purchased intangible assets and deferred stock based-compensation, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Palm that would have been reported had the acquisition been completed as of

June 1, 2003, and should not be taken as representative of the future consolidated results of operations or financial condition of Palm. Pro forma results for the year ended May 31, 2004 were (in thousands, except per share amounts):

Year Ended May 31, 2004
Pro forma revenues	$985,734
Pro forma net loss	$(50,438)
Pro forma net loss per share, basic and diluted	$(0.64)
Shares used in computing per share amounts, basic and diluted	79,373

Note 5.    Cash and Available-For-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	May 31, 2006			May 31, 2005
	Adjusted Cost	Net Unrealized Loss	Carrying Value	Adjusted Cost	Net Unrealized Loss	Carrying Value
Cash	$62,077	$—	$62,077	$44,341	$—	$44,341
Cash equivalents, money market funds	51,384	—	51,384	83,823	—	83,823

Total cash and cash equivalents	$113,461	$—	$113,461	$128,164	$—	$128,164

Short-term investments:
Federal government obligations	$191,847	$(1,537)	$190,310	$86,936	$(292)	$86,644
State and local government obligations	14,000	—	14,000	12,000	—	12,000
Corporate notes/bonds	173,789	(330)	173,459	120,796	(159)	120,637
Foreign corporate notes/bonds	27,745	(81)	27,664	15,263	(9)	15,254

Total short-term investments	$407,381	$(1,948)	$405,433	$234,995	$(460)	$234,535

Investment for committed tenant improvements, money market funds	$3,967	$—	$3,967	$6,182	$—	$6,182

Restricted investments, certificates of deposit	$—	$—	$—	$775	$—	$775

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

The net unrealized losses above for fiscal year 2006 of $1.9 million are net of unrealized gains of $73,000. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal government obligations	$158,484	$(1,513)	$10,365	$(89)	$168,849	$(1,602)
Corporate notes/bonds	39,602	(338)	—	—	39,602	(338)
Foreign corporate notes/bonds	2,664	(81)	—	—	2,664	(81)

	$200,750	$(1,932)	$10,365	$(89)	$211,115	$(2,021)

The net unrealized losses above for fiscal year 2005 of $460,000 are net of unrealized gains of $62,000. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2005 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal government obligations	$42,885	$(297)	$5,785	$(51)	$48,670	$(348)
Corporate notes/bonds	7,315	(36)	11,046	(138)	18,361	(174)

	$50,200	$(333)	$16,831	$(189)	$67,031	$(522)

Note 6.    Inventories

Inventories consist of the following (in thousands):

	May 31,
	2006	2005
Finished goods	$57,239	$33,567
Work in process and raw materials	771	1,977

	$58,010	$35,544

Note 7.    Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land not in use to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company will sell approximately 39 acres of land located in San Jose, California for a total purchase price of $70.0 million. The Buyer has delivered $300,000 in deposits, of which a portion is refundable under certain circumstances. In addition, the Buyer may extend the due diligence period, during which period the Buyer may terminate the Agreement. However, upon the payment of the additional deposit, the entire deposit will become non-refundable, subject to certain other circumstances. At the closing date, the deposit made by the Buyer will be applied to the purchase price. Subject to the satisfaction of certain closing conditions, the sale is expected to close in the second half of fiscal year 2007.

Note 8.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31,
	2006	2005
Equipment and internal use software	$82,641	$83,885
Leasehold improvements	11,842	1,710
Furniture and fixtures	3,537	3,456

Total	98,020	89,051
Accumulated depreciation and amortization	(75,030)	(69,893)

	$22,990	$19,158

Note 9.    Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As defined by SFAS No. 142, the Company identified two reporting units and allocated goodwill to each unit. During the fourth quarter of fiscal years 2006 and 2005, Palm completed its annual impairment test, and there was no impairment indicated.

Changes in the carrying amount of goodwill are (in thousands):

Balances, May 31, 2004	$257,363
Goodwill adjustments	(8,202)

Balances, May 31, 2005	249,161
Goodwill adjustments	(82,623)

Balances, May 31, 2006	$166,538

Goodwill adjustments during fiscal year 2005 of approximately $8.2 million were primarily the result of the release of the valuation allowance on a portion of the deferred tax assets associated with the Handspring acquisition and adjustments to the initial estimate of liabilities directly related to the Handspring acquisition as a result of lower costs than originally estimated for employee termination benefits and costs to exit certain facilities partially offset by the settlement of pre-acquisition litigation and adjustment to the Company’s estimated royalty obligations. Goodwill adjustments during fiscal year 2006 of approximately $82.6 million are primarily the result of the release of the valuation allowance of the deferred tax assets associated with the Handspring acquisition. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

Note 10.    Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		May 31, 2006			May 31, 2005
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240 months	$27,200	$(1,417)	$25,783	$27,200	$(57)	$27,143
Contracts and customer relationships	24 months	11,900	(11,900)	—	11,900	(9,420)	2,480
Customer backlog	4 months	4,200	(4,200)	—	4,200	(4,200)	—
Product technology	24 months	1,800	(1,800)	—	1,800	(1,425)	375
Trademarks	24 months	1,400	(1,400)	—	1,400	(1,108)	292
Non-compete covenants	24 months	400	(400)	—	400	(317)	83

		$46,900	$(21,117)	$25,783	$46,900	$(16,527)	$30,373

Amortization expense related to intangible assets was $4.6 million, $7.8 million and $8.7 million for the years ended May 31, 2006, 2005 and 2004, respectively. Estimated future amortization expense is $1.4 million for each year through fiscal year 2025.

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

Note 11.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2006	2005
Payroll and related expenses	$27,879	$16,865
Rebates	16,493	17,146
Royalties	35,439	32,043
Product warranty	42,909	19,653
Other	93,654	70,302

	$216,374	$156,009

Note 12.    Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through June 2014, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Years Ended May 31,	Operating
2007	$9,879
2008	10,850
2009	11,045
2010	11,355
2011	11,494
Thereafter	4,125

$58,748

Rent expense was $9.5 million, $7.0 million and $6.1 million for fiscal years 2006, 2005 and 2004, respectively. In conjunction with its restructuring activities, the Company is subleasing certain excess space, the proceeds from which would partially offset the Company’s future minimum lease commitments. The estimated sublease income is not deducted from the above table of future minimum lease payments. Future minimum lease receivables under subleases are as follows (in thousands):

Years Ended May 31,
2007	$4,855
2008	5,093
2009	4,819
2010	4,938
2011	4,938
Thereafter	1,646

$26,289

Sublease income was approximately $3.1 million, $2.0 million and $0.3 million for fiscal years 2006, 2005 and 2004, respectively. Although Palm has subleased its excess facilities, the Company has guaranteed to the landlord the commitments above in the event the sublessor defaults on its obligations.

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

In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $22.5 million as of both May 31, 2006 and 2005.

Palm is a party to a software license agreement with PalmSource that grants Palm certain licenses to the Palm OS and other related software. This agreement was amended and restated in May 2005 to provide for continued development, manufacture and marketing of Palm products based on the Palm OS through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource software, as well as a source code license fee and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended and restated license agreement to $1.2 million and is payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees are approximately $0.7 million per year. The amended and restated agreement includes a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006. Minimum annual royalties for the contract years after December 2, 2006 were subject to conditions that have not been met.

Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $35.4 million and $32.0 million as of May 31, 2006 and 2005, respectively, including estimated royalties of $30.5 million and $29.7 million, respectively, which are reported in other accrued liabilities. Fiscal year 2006 includes a benefit of approximately $11.7 million as a result of negotiating more favorable licensing terms than were expected as of May 31, 2005. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2006 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2006, Palm’s commitments to contract with third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $163.1 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.0% at May 31, 2006) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (6.96% at May 31, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of May 31, 2006, Palm used its credit line to support the issuance of letters of credit totaling $10.2 million.

Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of the E-Pass Technologies litigation. (See Note 17 to consolidated financial statements.)

Under the indemnification provisions of Palm’s customer and certain of its supply agreements, Palm agrees to offer some level of indemnification protection against certain types of claims arising from Palm’s products and services (such as intellectual property infringement or personal injury or property damage caused by Palm’s products or by Palm’s negligence or misconduct).

Under the indemnification provisions with respect to representations and covenants made to PalmSource in connection with the Palm brand and with respect to trademark infringement in the amended and restated trademark license agreement with PalmSource, Palm agrees to defend and indemnify PalmSource and its affiliates for losses incurred, up to $25.0 million under each agreement.

Palm defends and indemnifies our directors and certain of our current and former officers from third-party claims. Certain costs incurred for providing such defense and indemnification may be recoverable under various insurance policies. Palm is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of its obligations and the unique facts and circumstances involved in each agreement.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Years Ended May 31,
	2006	2005
Balance at beginning of period	$19,653	$27,839
Payments made	(77,402)	(68,018)
Accrual related to product sold during the period	93,909	59,323
Change in estimated liability for pre-existing warranties	6,749	509

Balance at end of period	$42,909	$19,653

Note 13.    Stockholders’ Equity

Preferred Stock

Palm’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at May 31, 2006 and 2005.

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

Employee Stock Purchase Plan

Palm has an employee stock purchase plan under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, over a two-year period. As of May 31, 2006, approximately 9,141,000 shares of Palm common stock have been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, or approximately 1,480,000 shares, or a lesser amount as may be determined by the Board of Directors. During the years ended May 31, 2006, 2005 and 2004, Palm issued approximately 532,000 shares, 762,000 shares and 584,000 shares, respectively, under the employee stock purchase plan. At May 31, 2006, approximately 6,515,000 shares were available for issuance under this plan, which increased to approximately 7,995,000 shares on June 1, 2006 pursuant to the annual plan increase previously described.

Stock Option Plans

Palm has a stock option plan under which options to purchase shares of common stock may be granted to employees, directors and consultants. Options are generally granted at not less than the fair market value on the date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. Palm’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. During the years ended May 31, 2006, 2005 and 2004, Palm granted approximately 125,000 shares, 250,000 shares and 136,000 shares, of restricted stock grants at weighted average fair market values of $17.50, $16.38, and $8.36 and recognized related compensation expense of $1,223,000, $1,475,000 and $793,000, respectively. As of May 31, 2006, approximately 26,656,000 shares of common stock have been reserved for issuance under the stock option plan. The stock option plan provides that on the first day of each fiscal year in the number of shares available for issuance shall increase by an amount equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. At May 31, 2006, approximately 4,859,000 shares of common stock were available for grant under this plan, which increased to approximately 10,032,000 shares on June 1, 2006 pursuant to the annual plan increase previously described.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding under these plans, assumed at the time of acquisition, there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of

Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans as had occurred as a result of the PalmSource distribution as described below.

Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. As of May 31, 2006, 1,900,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 879,000 shares of common stock were available for grant. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made.

The following table summarizes the activity under all stock option plans (shares in thousands):

	Years Ended May 31,
	2006		2005		2004 (1)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	14,504	$11.84	12,264	$11.31	11,566	$38.46
Granted	5,901	$14.61	7,806	$15.13	7,864	$6.19
Assumed in connection with acquisition	—	$—	—	$—	3,738	$6.35
Exercised	(3,892)	$8.71	(3,306)	$5.46	(3,408)	$5.07
Cancelled	(1,744)	$17.64	(2,260)	$29.66	(7,496)	$48.19

Outstanding at end of year	14,769	$13.08	14,504	$11.84	12,264	$11.31

Exercisable at end of year	5,801	$11.30	6,038	$11.05	4,882	$18.55

(1)	As a result of the PalmSource distribution, the exercise prices and number of shares underlying the options were adjusted and restated to preserve the intrinsic value.

Under the terms of the PalmSource distribution, optionholders who became employees of PalmSource had their options to purchase shares of Palm stock cancelled. Those optionholders who remained employees of Palm did not receive any rights to purchase stock in PalmSource. In order to preserve the intrinsic value of Palm’s employee stock options, the number of shares subject to stock options outstanding as of October 28, 2003 and their related exercise prices were adjusted in accordance with the methodology set forth in FIN No. 44. As a result, on October 28, 2003, outstanding options to purchase approximately 10.0 million shares of Palm common stock were adjusted into options to purchase approximately 14.2 million shares of Palm common stock. This includes options to purchase approximately 0.8 million shares of Palm common stock held by PalmSource employees. Options held by PalmSource employees ceased vesting on October 28, 2003 and unexercised options held by PalmSource employees were cancelled on January 28, 2004.

On March 1, 2004, Palm tendered an offer to exchange all unexercised options to purchase shares of Palm’s common stock that were held by eligible employees, whether vested or unvested, that had exercise prices equal to or greater than $10.00 per share, or the Eligible Options. Eligible employees included all persons who were employees of Palm or one of its subsidiaries as of March 1, 2004 and who remained employees through the date on which the Eligible Options were cancelled, but did not include members of Palm’s Board of Directors or Palm’s Section 16 Officers (which term shall mean any persons who are required to file Forms 3, 4 or 5 with respect to Palm’s securities under the Securities Exchange Act of 1934, as amended). On March 30, 2004, options to purchase approximately 1,890,000 shares of Palm common stock, having a weighted average exercise price of $82.08 per share, were cancelled. Accordingly and as a result of terminations, the Company granted options to purchase approximately 1,156,000 shares of Palm common stock on October 1, 2004 at an exercise price equal to the fair market value at the date of grant, or $16.12, the closing sale price per share of Palm’s common stock as of October 1, 2004 as reported on the Nasdaq National Market, the majority of which will vest over a 12-month period. Under the provisions of APB No. 25 no compensation expense has been, or will be, recognized in our consolidated statement of operations for the grant of the replacement options.

Information relating to stock options outstanding as of May 31, 2006 is as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
	(In years)
$ 0.29 to $ 4.82	1,518	$2.25	4.3	1,436	$2.17
$ 4.83 to $ 8.10	1,610	$5.76	6.6	1,284	$5.73
$ 8.11 to $ 12.46	1,422	$10.78	8.0	606	$10.46
$12.47 to $ 12.47	2,089	$12.47	9.4	212	$12.47
$12.48 to $ 14.06	1,635	$13.63	9.1	217	$13.50
$14.07 to $ 15.29	983	$14.70	8.8	131	$14.85
$15.30 to $ 15.30	2,128	$15.30	8.4	741	$15.30
$15.31 to $ 16.56	1,521	$16.24	8.6	787	$16.21
$16.57 to $ 20.38	1,483	$18.31	8.9	262	$18.58
$20.39 to $411.53	380	$47.44	8.1	125	$97.65

$ 0.29 to $411.53	14,769	$13.08	8.0	5,801	$11.30

Warrants

In connection with the Handspring acquisition, Palm assumed obligations under a warrant to issue 1,620,000 shares of Palm common stock at an exercise price of $6.06 per share. The warrant was exercised during the first quarter of fiscal year 2005. See Note 4 to consolidated financial statements.

SFAS No. 123 Assumptions and Fair Value

The fair value of each option grant during the years ended May 31, 2006, 2005 and 2004 reported above in Note 2 to consolidated financial statements was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended May 31,
Assumptions Applicable to Stock Options	2006	2005	2004
Risk-free interest rate	4.3%	3.1%	2.0%
Volatility	75%	75%	100%
Option term (in years)	3.5	3.2	2.9
Dividend yield	0.0%	0.0%	0.0%

	Years Ended May 31,
Assumptions Applicable to Employee Stock Purchase Plan	2006	2005	2004
Risk-free interest rate	3.2%	2.0%	2.1%
Volatility	82%	96%	99%
Option term (in years)	2.0	2.0	2.0
Dividend yield	0.0%	0.0%	0.0%

The weighted average estimated fair value of stock options granted during the years ended May 31, 2006, 2005 and 2004 was $7.90, $7.73, and $4.00 per share, respectively. The stock options granted during the year ended May 31, 2006 are comprised of stock options granted at not less than the fair market value at date of grant. The weighted average estimated fair value of shares granted under the employee stock purchase plan during the years ended May 31, 2006, 2005 and 2004 was $7.47, $3.67 and $4.12 per share, respectively.

Note 14.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended May 31,
	2006	2005	2004
Current:
Federal	$22,935	$8,436	$—
State	4,566	2,858	435
Foreign	3,055	4,267	5,656

Total current	30,556	15,561	6,091

Deferred:
Federal	(200,663)	(924)	—
State	(49,391)	(45)	—
Foreign	(25)	(448)	—

Total deferred	(250,079)	(1,417)	—

	$(219,523)	$14,144	$6,091

Income (loss) before income taxes for the years ended May 31, 2006, 2005 and 2004 includes foreign subsidiary income (loss) of $(16.8) million, $(4.4) million and $22.7 million, respectively.

The income tax provision/benefit rate differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended May 31,
	2006	2005	2004
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	5.0	5.4	(10.6)
Utilization of acquired deferred tax assets	1.0	12.1	—
Acquired in-process technology and non-deductible goodwill	—	—	(4.0)
Differential in foreign tax rates on earnings	7.2	6.6	55.6
Valuation allowance	(236.4)	(42.4)	(236.8)
Other	—	0.9	13.1

	(188.2)%	17.6%	(147.7)%

The significant components of Palm’s deferred income tax assets are (in thousands):

	May 31,
	2006	2005
Net operating loss carryforwards	$237,034	$285,934
Land impairment	62,891	62,994
Reserves not currently deductible for tax purposes	54,825	51,594
Tax credit carryforwards	33,023	22,280
Deferred expenses	3,843	4,438
Deferred revenue	2,527	3,080
Other	29,769	21,588

	423,912	451,908
Acquisition intangibles	—	(1,279)
Valuation allowance	(9,345)	(414,412)

	$414,567	$36,217

During fiscal year 2003, there was a significant decline in the value of the identified business operations and assets related to the Company’s net deferred tax asset. As a result, the Company recorded a tax provision of $219.6 million to increase its valuation allowances reflecting these changes. This reduced the net deferred tax assets to $34.8 million, which was the amount supported by the value of its intellectual property transfer strategy which, as of that date and at the end of fiscal year 2005, continued to be prudent, feasible and one that management would implement, if necessary, to realize the related tax benefits before Palm’s net operating loss carryforwards expired. During fiscal year 2004, the valuation allowance was reduced related to the discontinued operations of PalmSource while being increased as a result of the merger with Handspring and for operating losses incurred during fiscal year 2004. At the end of fiscal year 2005, Palm’s net deferred tax assets also included alternative minimum tax, or AMT, credits that have no expiration and foreign deferred tax assets from countries with cumulative net income bringing the total net deferred tax asset to $36.2 million. At the end of fiscal year 2005, the valuation allowance offsets deferred tax assets relating to net operating loss carryforwards that include deductions related to employee stock options of approximately $64 million, and deferred tax assets related to the Handspring acquisition subject to purchase accounting rules of approximately $23 million.

During the second quarter of fiscal year 2006, Palm determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and that it was appropriate to release the valuation allowance previously recorded against those deferred tax assets. As a result, Palm released $324.5 million of valuation allowance of which $16.4 million relating to previously exercised stock options was credited to additional paid-in capital, $81.8 million relating to net operating losses of Handspring prior to its acquisition was credited to goodwill and $226.3 million was recorded as a non-cash income tax benefit resulting in an increase in earnings. This excluded the benefit relating to expected earnings for the remaining six months of fiscal year 2006. During the third and fourth quarters of fiscal year 2006, Palm released an additional $24.0 million of valuation allowance recorded as a non-cash income tax benefit. The remaining valuation allowance of $9.3 million at May 31, 2006 consists of an allowance of $1.6 million for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not, and $7.7 million relating to the tax benefit of stock option exercises which will be reversed and recognized as a credit to additional paid-in capital when the benefit is realized.

As of May 31, 2006, Palm has operating loss carryforwards for federal tax purposes totaling approximately $450 million, which expire in various years beginning in fiscal year 2023 through fiscal year 2026. Palm also has approximately $192 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2022 and 2025 and state net operating loss carryforwards of approximately $260 million, which expire in various years between 2007 and 2025. Palm has federal research and experimental credit carryforwards and foreign tax credits of approximately $16 million, which expire in various years between fiscal years 2012 and 2026 and approximately $6 million of federal credits acquired through business combinations, which expire in various years between fiscal years 2011 and 2023. Additionally, Palm has state research and experimental credit carryforwards of approximately $8 million and approximately $6 million of state credits acquired through business combinations, all of which do not expire. Palm also has federal and state AMT credit carryforwards of approximately $1.7 million which do not expire. As a result of the acquisition of Handspring in October 2003, the Company experienced a change in its ownership of approximately 30%. If over a rolling three-year period, the cumulative change in the Company’s ownership exceeds 50%, the Company’s ability to utilize its net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in ownership over 50%.

The American Jobs Creation Act of 2004 provides for a benefit in connection with foreign earnings repatriations. The Company has analyzed this provision and has concluded that it is not beneficial to pursue a repatriation under this Act as of May 31, 2006.

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

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, for approximately 20 regular employees, primarily in Europe. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cost reduction actions initiated in the second quarter of fiscal year 2006 are complete.

The third quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, for approximately 100 regular employees, in the United States and United Kingdom. Restructuring charges related to the implementation of actions to streamline the Company consistent with its strategic plan. Cost reduction actions initiated in the third quarter of fiscal year 2004 were completed during the year ended May 31, 2005.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions, for approximately 45 regular employees, primarily in the United States, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges related to the implementation of a series of actions to adjust the business consistent with Palm’s future wireless plans. Cost reduction actions initiated in the first quarter of fiscal year 2004 were completed during the year ended May 31, 2006.

The third quarter of fiscal year 2003 restructuring actions consisted of workforce reductions, of approximately 140 regular employees primarily in the United States, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges related to the implementation of a series of actions to better align the Company’s expense structure with its revenues. Cost reduction actions initiated in the third quarter of fiscal year 2003 were completed during the year ended May 31, 2005.

The fourth quarter of fiscal year 2001 restructuring actions consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of May 31, 2006, the balance consists of lease commitments, payable over approximately five years, offset by estimated sublease proceeds of approximately $23.3 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2006 Action	Q3 2004 Action	Q1 2004 Action			Q3 2003 Action			Q4 2001 Action
	Workforce Reduction Costs	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Excess Facilities Costs	Total
Balance, May 31, 2003	$—	$—	$—	$—	$—	$2,367	$1,596	$1,374	$29,549	$34,886
Restructuring charges (adjustments)	—	5,172	574	1,515	1,633	—	155	(617)	—	8,432
Cash payments	—	(4,175)	(574)	(687)	(1,526)	—	(1,434)	(757)	(10,147)	(19,300)
Write-offs	—	(289)	—	(23)	(107)	—	—	—	—	(419)

Balance, May 31, 2004	—	708	—	805	—	2,367	317	—	19,402	23,599
Restructuring charges (adjustments)	—	(98)	—	—	—	(342)	80	—	—	(360)
Cash payments	—	(610)	—	(461)	—	(1,980)	(397)	—	(6,508)	(9,956)
Write-offs	—	—	—	—	—	(45)	—	—	—	(45)

Balance, May 31, 2005	—	—	—	344	—	—	—	—	12,894	13,238
Restructuring charges (adjustments)	2,050	—	—	—	—	—	—	—	—	2,050
Cash payments	(2,050)	—	—	(344)	—	—	—	—	(6,260)	(8,654)

Balance, May 31, 2006	$—	$—	$—	$—	$—	$—	$—	$—	$6,634	$6,634

Restructuring charges (adjustments) for the year ended May 31, 2006 and accrued restructuring as of May 31, 2006 and 2005 include amounts recognized in connection with the Handspring acquisition. (See Note 4 to consolidated financial statements.)

Note 16.    Employee Benefit Plan

Eligible Palm employees may participate in Palm’s 401(k) Plan, or the Plan. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 75% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the Board of Directors. Palm matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in Palm matching contributions according to a three-year vesting schedule based on initial date of hire. Palm’s expense related to 401(k) matching contributions was $2.0 million, $1.7 million and $1.9 million for the years ended May 31, 2006, 2005 and 2004, respectively.

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

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne, Inc. The complaint alleged willful infringement of U.S. Patent No. 5,596,656 (the “656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. On June 28, 2006 the parties announced a settlement of the case and a dismissal with prejudice as to all parties was entered on June 29, 2006. Under the terms of the settlement, Palm paid Xerox $22.5 million in exchange for the release of Palm, PalmSource and 3Com from any past liability under the ‘656 patent, a license to the ‘656 patent and two other patents including the right to sublicense to the co-defendants as well as a mutual covenant by the parties not to sue the other for infringement of any existing or filed patent within a defined field of use for seven years. Because Palm no longer sells handheld computing devices which use the Graffitti I handwriting recognition system sited by Xerox in its complaint, Palm recorded the full amount paid as litigation settlement expense in its operating results for fiscal year 2006.

In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On August 21, 2003, the CAFC issued a ruling reversing summary judgment in favor of Palm and 3Com and remanded the case to the District Court for further proceedings. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming Palm, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment in all cases. On March 17, 2006, the Court granted Palm’s summary judgment motions and entered judgment in favor of Palm and the other co-defendants. E-Pass has appealed that ruling to the CAFC and the case is in the briefing stage. Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of this case.

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid to plaintiffs by the issuer defendants’ insurance carriers and an assignment to plaintiffs of certain claims the issuers, including Palm and Handspring, may have against the underwriters. On August 31, 2005, the Court entered an order granting preliminary approval of the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on that motion. There is no guarantee that the settlement will become final as it is subject to a number of conditions, including final Court approval. Should the settlement become final, it will not be material to Palm’s financial position.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The consolidated cases are in the early stages of litigation. In June 2006, Palm was served with a seventh complaint (Williams v. Palm) containing allegations virtually identical to the Palza group of cases. The Williams case is also pending in the U.S. District Court for the Northern District of California and Palm expects it to be consolidated with the others.

Note 18.    Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006. Minimum annual royalties for the contract years after December 2, 2006 were subject to conditions that have not been met. Under the software license and source code agreement, Palm incurred expenses of $56.9 million, $46.9 million and $39.5 million during the fiscal years ended May 31, 2006, 2005 and 2004, respectively. As of May 31, 2006 and May 31, 2005, Palm had accounts payable to PalmSource of $12.9 million and $11.1 million, respectively, as a result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004. On November 14, 2005, PalmSource was acquired by Access Co., Ltd.

Other Transactions and Relationships

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during fiscal year 2006.

Note 19.    Business Segment Information

Prior to the spin-off of PalmSource and the acquisition of Handspring, the Company’s business comprised two reporting segments; the Solutions Group business and the PalmSource business. As a result of the PalmSource spin-off, the PalmSource reporting segment has been eliminated. The continuing business of Palm operates in one reportable segment that develops, designs and markets mobile computing devices and related add-ons and accessories.

Product Information

Palm sells products in two product lines: smartphones and handheld computers. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2006	2005	2004
Revenues:
Smartphones	$1,088,312	$587,740	$168,446
Handheld computers	490,197	682,670	781,208

	$1,578,509	$1,270,410	$949,654

Geographic Information

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2006, 2005 and 2004, no single country outside the United States accounted for 10% or more of total revenues. Land held for sale/not in use is located in the United States. Revenues from continuing operations from unaffiliated customers and property and equipment of the continuing operations by geographic region are as follows (in thousands):

	Years Ended May 31,
	2006	2005	2004
Revenues:
United States	$1,203,918	$848,052	$573,465
Other	374,591	422,358	376,189

	$1,578,509	$1,270,410	$949,654

	May 31,
	2006	2005	2004
Property and equipment, net:
United States	$21,295	$18,155	$18,456
Other	1,695	1,003	969

	$22,990	$19,158	$19,425

Quarterly Results of Operations (Unaudited)

The following tables present Palm’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2006. Our 52-53 week fiscal year ends on the Friday nearest May 31, with each quarter ending on the Friday generally nearest August 31, November 30, and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included herein. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals other than the items footnoted below, have been included to fairly present the unaudited quarterly results. This data should be read together with Palm’s consolidated financial statements and the notes to those statements included herein.

	Three Months Ended
	May 31, 2006 (1)	February 28, 2006	November 30 2005 (2)	August 31, 2005	May 31, 2005	February 28, 2005	November 30 2004	August 31, 2004
	(In thousands, except per share data)
Revenues	$403,136	$388,540	$444,633	$342,200	$335,820	$285,265	$376,180	$273,145
Cost of revenues*	253,301	257,865	308,843	238,074	234,611	196,803	266,829	182,115
Net income	27,165	29,939	260,889	18,177	17,729	4,373	24,691	19,594
Net income (loss) per share—
Basic:	$0.26	$0.30	$2.60	$0.18	$0.18	$0.04	$0.26	$0.21

Diluted:	$0.25	$0.28	$2.51	$0.18	$0.17	$0.04	$0.24	$0.19

Shares used in computing per share amounts—
Basic	102,757	101,109	100,152	99,254	98,363	97,501	96,762	95,257
Diluted	108,217	105,972	104,095	103,613	102,541	102,882	102,884	102,009

*	Cost of revenues includes “cost of revenues” and the applicable portion of “amortization of intangible assets and deferred stock-based compensation”.
(1)	The fourth quarter fiscal year 2006 results include a $22.5 million legal settlement with Xerox Corporation and a benefit of approximately $8.8 million to cost of revenues as a result of negotiating more favorable intellectual property licensing terms than we had previously expected.
(2)	The second quarter of fiscal year 2006 results include a $219.6 million reversal of our valuation allowance on our deferred tax assets based on our conclusion that it is more likely than not that our domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Palm have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As described more fully in the preceding paragraph, all control systems are subject to inherent limitations. Our management has concluded that, as of May 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Palm, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Palm, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and the financial statement schedule as of and for the year ended May 31, 2006 and our report dated July 26, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

July 26, 2006

Item 9B.    Other Information

None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Three Class I Directors”, “Executive Officers”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Worldwide Code of Business Conduct and Ethics” in Palm’s proxy statement for the 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation and Other Matters,” “Compensation of Directors” “Report of the Compensation Committee of the Board of Directors on Executive Compensation” and “Comparison of Stockholder Return” in our proxy statement.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 54 of this Report on Form 10-K.

2.	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 54 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re-seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.					X

21.1	Subsidiaries of registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2006

PALM, INC.

By:	/s/ EDWARD T. COLLIGAN

Edward T. Colligan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ EDWARD T. COLLIGAN Edward T. Colligan	President and Chief Executive Officer, Director	July 27, 2006

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ ANDREW J. BROWN Andrew J. Brown	Chief Financial Officer	July 27, 2006

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Chairman	July 27, 2006

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	July 27, 2006

/s/ GARETH C. C. CHANG Gareth C. C. Chang	Director	July 27, 2006

/s/ WILLIAM T. COLEMAN William T. Coleman	Director	July 27, 2006

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	July 27, 2006

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	July 27, 2006

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Director	July 27, 2006

Michael Homer	Director

/s/ D. SCOTT MERCER D. Scott Mercer	Director	July 27, 2006

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2006, 2005 and 2004

(In thousands)

For the Year Ended May 31, 2006:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$6,874	$727	$—	$(2,800)	$4,801
Product return reserve	21,196	63,772	—	(62,872)	22,096
Product warranty	19,653	100,658	—	(77,402)	42,909

For the Year Ended May 31, 2005:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$8,317	$(1,200)	$—	$(243)	$6,874
Product return reserve	21,890	70,892	(316)	(71,270)	21,196
Product warranty	27,839	59,832	—	(68,018)	19,653

For the Year Ended May 31, 2004:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions (1)	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$4,635	$1,000	$2,935	$(253)	$8,317
Product return reserve	19,995	44,426	2,845	(45,376)	21,890
Product warranty	17,911	41,659	6,037	(37,768)	27,839

(1)	Reflects the inclusion of the historical balances of Handspring, Inc. as of October 29, 2003, the date of acquisition by the Company.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	424(b)(3)	333-106829	ANN E	9/29/03

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.					X

21.1	Subsidiaries of registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.