Form 10-Q
period 2006-09-01
PALM INC
filed 2006-10-05
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of September 29, 2006, 103,948,768 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 41 pages of which this page is number 1.

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

Palm, Treo, LifeDrive, Palm OS and HotSync are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2006	2005
Revenues	$355,773	$342,200
Cost of revenues (*)	224,487	237,849

Gross profit	131,286	104,351

Operating expenses:
Sales and marketing (*)	52,932	45,517
Research and development (*)	40,845	29,030
General and administrative (*)	13,760	9,216
Amortization of intangible assets	340	2,278

Total operating expenses	107,877	86,041

Operating income	23,409	18,310
Interest and other income (expense), net	5,438	1,703

Income before income taxes	28,847	20,013
Income tax provision	12,344	1,836

Net income	$16,503	$18,177

Net income per share:
Basic	$0.16	$0.18

Diluted	$0.16	$0.18

Shares used in computing per share amounts:
Basic	103,347	99,254

Diluted	104,590	103,613

(*)	Costs and expenses include stock-based compensation as follows:

Cost of revenues	$604	$5
Sales and marketing	1,654	216
Research and development	2,510	64
General and administrative	1,906	311

	$6,674	$596

Prior to June 1, 2006, the Company accounted for stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees, which measured stock-based compensation expense using the intrinsic value method. As of June 1, 2006, the Company accounts for stock-based compensation expense under SFAS No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recognized based on grant date fair value. Periods prior to June 1, 2006, have not been restated to conform with the provisions of SFAS No. 123(R).

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2006	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$127,565	$113,461
Short-term investments	400,304	405,433
Accounts receivable, net of allowance for doubtful accounts of $4,810 and $4,801, respectively	168,130	204,337
Inventories	51,875	58,010
Deferred income taxes	135,139	153,854
Investment for committed tenant improvements	3,928	3,967
Prepaids and other	9,732	10,937

Total current assets	896,673	949,999

Land held for sale	60,000	60,000
Property and equipment, net	25,952	22,990
Goodwill	167,352	166,538
Intangible assets, net	25,443	25,783
Deferred income taxes	265,883	260,713
Other assets	1,507	1,499

Total assets	$1,442,810	$1,487,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,327	$184,501
Income taxes payable	48,576	50,021
Accrued restructuring	6,221	7,209
Provision for committed tenant improvements	3,928	3,967
Current portion of long-term convertible debt	35,000	35,000
Other accrued liabilities	185,662	216,374

Total current liabilities	426,714	497,072

Non-current liabilities:
Non-current liabilities	6,653	6,545

Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 103,585 shares and 103,469 shares, respectively	104	103
Additional paid-in capital	1,480,200	1,475,319
Unamortized deferred stock-based compensation	—	(2,752)
Accumulated deficit	(471,578)	(488,081)
Accumulated other comprehensive income (loss)	717	(684)

Total stockholders’ equity	1,009,443	983,905

Total liabilities and stockholders’ equity	$1,442,810	$1,487,522

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net income	$16,503	$18,177
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,974	3,976
Stock-based compensation	6,674	596
Amortization of intangible assets	340	2,278
Deferred income taxes	11,792	(577)
Realized gain on equity investments	(6)	—
Excess tax benefit related to stock-based compensation	(569)	—
Changes in assets and liabilities:
Accounts receivable	36,207	11,671
Inventories	6,135	(2,724)
Prepaids and other	1,103	(570)
Accounts payable	(37,174)	3,276
Income taxes payable	(1,001)	457
Accrued restructuring	(988)	(1,204)
Other accrued liabilities	(22,265)	13,118

Net cash provided by operating activities	19,725	48,474

Cash flows from investing activities:
Purchase of property and equipment	(5,936)	(6,906)
Purchase of short-term investments	(194,337)	(71,351)
Sale of short-term investments	200,942	42,036

Net cash provided by (used in) investing activities	669	(36,221)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	641	7,180
Excess tax benefit related to stock-based compensation	569	—
Repayment of debt	(7,500)	—

Net cash provided by (used in) financing activities	(6,290)	7,180

Change in cash and cash equivalents	14,104	19,433
Cash and cash equivalents, beginning of period	113,461	128,164

Cash and cash equivalents, end of period	$127,565	$147,597

Other cash flow information:
Cash paid for income taxes	$995	$241

Cash paid for interest	$882	$883

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 31, 2006 and results of operations and cash flows for the three months ended August 31, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006. The results of operations for the three months ended August 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In connection with the spin-off of PalmSource, Palm Trademark Holding Company, LLC, was formed to hold all trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, the Company acquired PalmSource’s interest in Palm Trademark Holding Company, LLC, including the Palm trademark and brand, for $30.0 million, payable over 3.5 years. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. In July 2005, the Company changed its name back to Palm, Inc., or Palm.

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

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2007 and 2006 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

3.	Net Income Per Share

Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options outstanding and the assumed issuance of stock under the Company’s stock purchase plan, calculated using the treasury stock method, and the convertible debt, calculated using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share for the three months ended August 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended August 31,
	2006	2005
Numerator:
Net income, basic and diluted	$16,503	$18,177

Denominator:
Shares used to compute basic income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	103,347	99,254
Effect of dilutive securities:
Restricted stock subject to repurchase	16	37
Stock options and employee stock purchase plan	1,227	4,322

Shares used to compute diluted income per share	104,590	103,613

Basic net income per share	$0.16	$0.18

Diluted net income per share	$0.16	$0.18

Weighted average options to purchase Palm common stock of approximately 7,161,000, and 5,976,000 for the three months ended August 31, 2006 and 2005, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounts for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt is added back to net income. For the three months ended August 31, 2006 and 2005, approximately 1,084,000 shares, were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

4.	Stock-Based Compensation

On June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees. In January 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service period. Palm’s share-based awards include stock options, restricted stock awards and Palm’s Employee Stock Purchase Plan.

Prior to the adoption of SFAS No. 123(R), Palm applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. In addition, the Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value based method had been applied in measuring compensation expense. For restricted stock awards, the calculation of compensation expense under APB No. 25 and SFAS No. 123(R) is the same.

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and any outstanding share-based awards that were issued but not vested as of June 1, 2006. Accordingly, Palm’s condensed consolidated financial statements as of August 31, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS No. 123(R).

As required by SFAS No. 123(R), the Company reclassified the unamortized deferred stock-based compensation of $2.8 million on June 1, 2006 to additional paid-in capital.

As of August 31, 2006, the Company had three stock-based employee compensation plans: the 1999 Employee Stock Purchase Plan, the 1999 Stock Plan and the 2001 Stock Option Plan for Non-employee Directors.

1999 Employee Stock Purchase Plan

Palm has an employee stock purchase plan, or ESPP, under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees can purchase shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, whichever price is lower, over a two-year period. The number of shares authorized for issuance is limited to a total of 3,000 shares per participant per offering period. As of August 31, 2006, approximately 7,995,000 shares were reserved for future issuance under the ESPP.

Stock Option Plans

Palm has a stock option plan under which restricted stock, stock appreciation rights, performance shares, performance units and options to purchase shares of common stock may be granted to employees, directors and consultants. As of August 31, 2006, 22,329,000 shares of common stock have been reserved for issuance and 10,014,000 are available for future grant under the stock option plan. Stock options are generally granted at not less than the fair market value on the date of grant, typically vest over a two- to four-year period and generally expire seven to ten years after the date of grant. Palm also grants restricted stock awards, under which shares of common stock are issued at par value to key employees and officers, subject to vesting restrictions. Restricted stock issued under the plan generally vests annually over two to four years but is considered outstanding at the time of grant.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding under these plans, (1,475,000 shares at August 31, 2006), there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans.

2001 Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. As of August 31, 2006, 1,900,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 819,000 shares of common stock were available for grant. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made.

Determining Fair-Value

Palm uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

Palm estimates the expected term of options granted based on historical time from vesting until exercise. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of the Company’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and the Company’s assessment that this measure of volatility is more representative of future stock price trends than is the historical volatility in the Company’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. In the pro forma information required under SFAS No. 123 for periods prior to June 1, 2006, Palm accounted for forfeitures as they occurred. The expected term of employee stock purchase plan shares is the average life of the purchase periods under each offering.

Upon adoption of SFAS No. 123(R), Palm changed its expensing method to straight-line attribution of the value of stock-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Under both SFAS No. 123(R) and SFAS No. 123 Palm used the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the three months ended August 31, 2006 and 2005 are provided below:

	Three Months Ended August 31,
	2006	2005
Risk-free interest rate	4.9%	3.7%
Volatility	45%	75%
Option term (in years)	3.41	3.47
Dividend yield	0.0%	0.0%
Weighted average fair value at date of grant	$5.73	$7.87

Stock-Based Compensation Expense

Stock-based compensation expense in the three months ended August 31, 2006 includes (i) compensation expense for stock options granted prior to June 1, 2006 but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), (iii) compensation expense for the Company’s ESPP and (iv) compensation expense for restricted stock awards that are not yet vested based on the grant date intrinsic value. Total stock-based compensation recognized on Palm’s condensed consolidated statement of income for the three months ended August 31, 2006 is as follows (in thousands):

Income statement classifications:	Option Grants	ESPP	Restricted Stock	Total
Cost of revenues	$500	$104	$—	$604
Sales and marketing	1,294	340	20	1,654
Research and development	1,963	543	4	2,510
General and administrative	1,565	145	196	1,906

	$5,322	$1,132	$220	$6,674

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

Prior to the adoption of SFAS No. 123(R), Palm presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows for the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The total income tax benefit realized from stock option exercises and ESPP rights in the three months ended August 31, 2006 was $1.8 million.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the quarter ended August 31, 2005 (in thousands, except per share amounts):

Three Months Ended
August 31, 2005
Net income, as reported	$18,177
Add: Stock-based compensation expense included in reported net income, net of related tax effects	596
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,951)

Pro forma net income	$9,822

Net income per share, as reported:
Basic	$0.18

Diluted	$0.18

Pro forma net income per share:
Basic	$0.10

Diluted	$0.09

Stock-Based Awards Activity

The following table sets forth the summary of option activity under the Company’s stock option program for the three months ended August 31, 2006 (dollars and shares in thousands, except per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning of period	14,769	$13.09
Options granted	296	$15.20
Options exercised	(119)	$5.86
Options canceled	(226)	$18.84

End of period	14,720	$13.10	7.8	$44,895

Options vested and expected to vest at August 31, 2006	11,910	$12.73	7.6	$41,700
Exercisable at August 31, 2006	6,589	$11.41	6.7	$34,573

The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $14.79 as of August 31, 2006, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1.0 million and $7.0 million for the three months ended August 31, 2006 and 2005, respectively.

As of August 31, 2006, there was $18.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Palm employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over the next 1.3 years.

The options outstanding as of August 31, 2006 have been segregated into ranges for additional disclosure as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)
$ 0.29 to $ 8.74	3,055	$4.11	5.2	2,826	$3.98
$ 8.75 to $ 12.47	3,408	$11.81	8.6	1,000	$11.19
$12.48 to $ 14.79	2,363	$13.90	8.7	492	$13.92
$14.80 to $ 17.50	4,206	$15.67	8.2	1,918	$15.74
$17.51 to $411.53	1,688	$24.47	8.5	353	$44.52

$ 0.29 to $411.53	14,720	$13.10	7.8	6,589	$11.41

A summary of Palm’s non-vested restricted stock awards as of August 31, 2006 and the changes during the three months ended August 31, 2006 are as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period	188	$16.72
Awarded	—	$—
Released	(11)	$13.40
Forfeited	—	$—

End of period	177	$16.93

The weighted average estimated intrinsic value of restricted stock granted was $13.80 per share during the three months ended August 31, 2005. As of August 31, 2006, total unrecognized compensation costs related to nonvested restricted stock was $2.5 million, which is expected to be recognized over the next 2.8 years.

A summary of Palm’s Employee Stock Purchase Plan as of August 31, 2006 and the changes during the three months ended August 31, 2006 are as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding/Exercisable at August 31, 2006	721	$13.80	0.6	$1,627

The remaining unamortized compensation cost for the ESPP plan at August 31, 2006 of $2.4 million is expected to be recognized over the next 0.6 years.

5.	Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended August 31,
	2006	2005
Net income	$16,503	$18,177
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	1,343	(42)
Recognized loss included in earnings	(6)	—
Accumulated translation adjustments	64	(92)

	$17,904	$18,043

6.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	August 31, 2006			May 31, 2006
	Adjusted Cost	Unrealized Loss	Carrying Value	Adjusted Cost	Unrealized Loss	Carrying Value
Cash	$51,969	$—	$51,969	$62,077	$—	$62,077
Cash equivalents, money market funds	75,596	—	75,596	51,384	—	51,384

Total cash and cash equivalents	$127,565	$—	$127,565	$113,461	$—	$113,461

Short-term investments:
Federal government obligations	$182,096	$(601)	$181,495	$191,847	$(1,537)	$190,310
State and local government obligations	19,425	—	19,425	14,000	—	14,000
Corporate notes/bonds	180,574	11	180,585	173,789	(330)	173,459
Foreign corporate notes/bonds	18,820	(21)	18,799	27,745	(81)	27,664

Total short-term investments	$400,915	$(611)	$400,304	$407,381	$(1,948)	$405,433

Investment for committed tenant improvements, money market funds	$3,928	$—	$3,928	$3,967	$—	$3,967

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

7.	Inventories

Inventories consist of the following (in thousands):

	August 31, 2006	May 31, 2006
Finished goods	$50,387	$57,239
Work-in-process and raw materials	1,488	771

	$51,875	$58,010

8.	Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land not in use to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company will sell these 39 acres of land for a total purchase price of $70.0 million. The Buyer has delivered deposits of $300,000, all of which are non-refundable to the Buyer except in the event of certain defaults by Palm under the Agreement. The Buyer may extend the closing date, in which event the Buyer shall pay an additional cash deposit that will also be non-refundable, except in the event of certain defaults by Palm under the Agreement. At the closing date, all of the deposits made by the Buyer will be applied to the purchase price. Subject to the satisfaction of certain closing conditions, the sale is expected to close in 2007.

9.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2005	$249,161
Goodwill adjustments	(82,623)

Balances, May 31, 2006	166,538
Goodwill adjustments	814

Balances, August 31, 2006	$167,352

Goodwill adjustments during fiscal year 2006 of approximately $82.6 million are primarily the result of the release of the valuation allowance of the deferred tax assets associated with the Handspring acquisition. For the three months ended August 31, 2006 goodwill increased by approximately $0.8 million as a result of the recognition of foreign tax loss carry forwards associated with the Handspring acquisition. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

10.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		August 31, 2006			May 31, 2006
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240 months	$27,200	$(1,757)	$25,443	$27,200	$(1,417)	$25,783

Amortization expense related to intangible assets was $0.3 million and $2.3 million for the three months ended August 31, 2006 and 2005, respectively. Estimated future amortization expense is $1.1 million for the remaining nine months of fiscal year 2007 and approximately $1.4 million for each year thereafter through fiscal year 2025.

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

11.	Deferred Income Taxes

As of August 31, 2006, Palm has operating loss carryforwards for federal tax purposes totaling approximately $426 million. Palm also has approximately $237 million of remaining federal and state operating loss carryforwards acquired through business combinations, state net operating loss carryforwards of approximately $137 million and federal and state research and experimental credit carryforwards and foreign tax credits of approximately $38 million. Palm also has federal and state alternative minimum tax credit carryforwards of approximately $1.8 million. The net operating loss carryforwards have been offset by a valuation allowance of $7.7 million, tax effected, relating to stock option deductions not yet realized in conformity with SFAS No. 123(R). The remaining valuation allowance of $1.6 million at August 31, 2006 consists of an allowance for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not.

For the three months ended August 31, 2006, Palm’s tax income tax expense was $12.3 million, which consisted of federal, state and foreign income taxes. The effective tax rate for the first quarter of fiscal year 2007 was 42.8%. The provision for income taxes for the first quarter of fiscal year 2007 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the three months ended August 31, 2006 reflect changes in all categories of deferred tax assets, including the utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions. During the quarter the Company also realized deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS No. 123(R). Accordingly, the Company recorded tax expense that resulted in an increase in additional paid-in capital related to options granted and vested prior to the adoption of SFAS No. 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter.

12.	Commitments

Palm facilities are leased under operating leases that expire at various dates through May 2012.

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

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $15.0 million as of August 31, 2006 and $22.5 million as of May 31, 2006.

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

Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $35.5 million and $35.4 million as of August 31, 2006 and May 31, 2006, respectively, including estimated royalties of $31.3 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2006 and May 31, 2006 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2006, Palm’s commitments to contract with third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $193.0 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at August 31, 2006) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.11% at August 31, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of August 31, 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.8 million.

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

Palm defends and indemnifies its directors and certain of its current and former officers from third-party claims. Certain costs incurred for providing such defense and indemnification may be recoverable under various insurance policies. Palm is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of its obligations and the unique facts and circumstances involved in each agreement.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Three Months Ended August 31,
	2006	2005
Balance, beginning of period	$42,909	$19,653
Payments made	(18,774)	(21,674)
Change in liability for product sold during the period	17,712	23,385
Change in liability for pre-existing warranties	(2,023)	6,749

Balance, end of period	$39,824	$28,113

13.	Restructuring Charges

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

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of August 31, 2006, the balance consists of lease commitments, payable over approximately five years, offset by estimated sublease proceeds of approximately $16.7 million.

The restructuring action recorded in connection with the Handspring acquisition included $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits costs to exit certain facilities and other costs associated with the acquisition. All adjustments were recorded as a net increase in goodwill. As of May 31, 2005, cost reduction actions initiated in connection with the Handspring acquisition were complete, except for remaining contractual payments for excess facilities.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q1 2004 Action	Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Excess Facilities Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2005	$344	$12,894	$2,162	$15,400

Cash payments	(344)	(6,260)	(329)	(6,933)
Restructuring adjustments	—	—	(1,258)	(1,258)

Balance, May 31, 2006	—	6,634	575	7,209
Cash payments	—	(934)	(54)	(988)

Balance, August 31, 2006	$—	$5,700	$521	$6,221

14.	Litigation

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases pending against it, including those set forth below, and is vigorously contesting each matter. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition. (Although Palm was formerly known as palmOne, Inc. and is now Palm, Inc. once again and Handspring has been merged into Palm, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc., palmOne, Inc. and Handspring, Inc.).

In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming Palm, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment in all cases. On March 17, 2006, the Court granted Palm’s summary judgment motions and entered judgment in favor of Palm and the other co-defendants. E-Pass has appealed that ruling to the CAFC and the parties are awaiting a hearing on that appeal. Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of this case.

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid to plaintiffs by the issuer defendants’ insurance carriers and an assignment to plaintiffs of certain claims the issuers, including Palm and Handspring, may have against the underwriters. On August 31, 2005, the Court entered an order granting preliminary approval of the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on that motion. There is no guarantee that the settlement will become final as it is subject to a number of conditions, including final Court approval. Should the settlement become final, it will not be material to Palm’s financial position.

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

15.	Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006. Minimum annual royalties for the contract years after December 2, 2006 were subject to conditions that have not been met. Under the software license and source code agreement, Palm incurred expenses of $11.0 million and $11.9 million during the three months ended August 31, 2006 and 2005, respectively. As of August 31, 2006 and May 31, 2006, Palm had accounts payable to PalmSource of $12.8 million and $12.9 million, respectively, as a result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004. On November 14, 2005, PalmSource was acquired by Access Co., Ltd.

Other Transactions and Relationships

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three months ended August 31, 2006 and 2005.

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

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: unamortized compensation cost under our stock plans; the timing of our sale of land owned by us; our objective of being the leader in mobile computing; revenue and income growth; expansion of the smartphone market and our ability to capitalize on this expansion; revenue and credit concentration with our largest customers; the development and introduction of new products and services; our leadership in the handheld device market; competitors and competition in the markets in which Palm operates; the use of proceeds from the potential sale of securities under Palm’s universal shelf registration statement; the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; investment activities, the value of investments and the use of Palm’s financial instruments; dividends; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; Palm’s defenses to legal proceedings and litigation matters; provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset impairments, restructurings, inventory, stock-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

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

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $35.5 million and $35.4 million as of August 31, 2006 and May 31, 2006, respectively, including estimated royalties of $31.3 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2006 and May 31, 2006 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

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

During the first quarter of fiscal year 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, or SFAS No. 123(R). We elected the modified prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

We currently use the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, expected risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on historical time from vesting until exercise. We estimate the volatility of our common stock based upon the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based upon the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than is historical volatility. We base the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The guidance in SFAS No. 123(R) and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of August 31, 2006, the Company would require approximately $876 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize the net deferred tax assets. Based upon the Company’s results for the most recent fiscal periods, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis.

Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Revenues	$355,773	100.0%	$342,200	100.0%	$13,573

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for the three months ended August 31, 2006 increased approximately 4% from the three months ended August 31, 2005. Smartphone revenue was $268.8 million for the three months ended August 31, 2006 and increased 18% from $228.3 million for the three months ended August 31, 2005. Handheld revenue was $87.0 million for the three months ended August 31, 2006 and decreased 24% from $113.9 million for the three months ended August 31, 2005. During the three months ended August 31, 2006, net device units shipped were 984,000 units at an average selling price of $347. During the three months ended August 31, 2005, net device units shipped were 996,000 units at an average selling price of $324. The unit shipments were down approximately 1% and the average selling price was up approximately 7% in the three months ended August 31, 2006 as compared to the same period a year ago. Of the 4% increase in revenues, the increase in average selling prices contributed approximately 7 percentage points and unit shipments and lower accessories sales offset this increase by approximately 3 percentage points. The increase in average selling price reflects a continuing shift towards smartphones, which carry a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices.

International revenues were approximately 17% of worldwide revenues in the three months ended August 31, 2006 compared with approximately 25% in the three months ended August 31, 2005. Of the 4% increase in worldwide revenues in the three months ended August 31, 2006 as compared to the three months ended August 31, 2005, approximately 12 percentage points resulted from an increase in United States revenues, partially offset by approximately an 8 percentage point decrease in international revenues. Average selling prices for our devices increased in the United States by 9% and decreased internationally by approximately 4% during the three months ended August 31, 2006 from the three months ended August 31, 2005. The increase in average selling price in the United States is primarily the result of the continuing shift towards smartphones, which carry a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices. The decrease internationally in the average selling price in the first quarter of fiscal year 2007 as compared to the same period a year ago is primarily the result of a decrease in the average selling price of handheld products, which was partially offset by a shift in the mix towards smartphone products, which have higher average selling prices. Net units sold increased approximately 8% in the United States and decreased 24% internationally from the year-ago period. The increase of net units sold in the United States is primarily due to an introduction of a Microsoft-based product during the three months ended August 31, 2006 as compared to the three months ended August 31, 2005, partially offset by a decrease in traditional handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our traditional handheld products.

Total Cost of Revenues

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Cost of revenues	$224,487	63.1%	$237,849	69.5%	$(13,362)

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. The decrease in cost of revenues as a percentage of revenues is primarily the result of approximately 4.5 percentage points of lower warranty costs. The decrease in warranty costs is due to improvements in product quality resulting in a lower rate of return for the products which we are currently selling and a lower per unit repair cost of our smartphone products in the current period as compared to the same period a year ago. In addition, we experienced 3.0 percentage points of lower product costs due to product cost reductions and a benefit resulting from lower royalty rates on certain radio technologies. Partially offsetting these decreases was an increase of excess and obsolete costs contributing approximately 0.3 percentage points, associated with an increase in inventory balances as compared to the same period a year ago. We also experienced an increase in our OS royalty rates during the three months ended August 31, 2006 compared to the same period last year due to sales of Window-based smartphone products, which have a higher OS fee per unit as compared to the Palm OS fee, contributing approximately 0.4 percentage points. We experienced a small increase in technical service costs of approximately 0.2 percentage points due to higher call center costs.

Sales and Marketing

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Sales and marketing	$52,932	14.9%	$45,517	13.3%	$7,415

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in the three months ended August 31, 2006 increased approximately 16% from the three months ended August 31, 2005. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is primarily due to increased employee related expenses of approximately $2.2 million primarily due to an increase in our headcount during the three months ended August 31, 2006 by approximately 30 employees compared to the comparable quarter a year ago and associated travel and related costs to support our increased sales and marketing activity. Stock-based compensation expense increased $1.4 million during the current period as a result of the adoption of SFAS No. 123(R). Product promotional programs and advertising increased approximately $3.1 million during the current period as compared to the comparable period a year ago primarily as a result of increased product advertising and units provided to our carrier partners for product certification and demonstration purposes. In addition, we experienced increases in marketing development expenses with our retail and carrier customers of approximately $0.7 million as a result of our increased revenues.

Research and Development

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Research and development	$40,845	11.5%	$29,030	8.5%	$11,815

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended August 31, 2006 increased approximately 41% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended August 31, 2006 is primarily due to an increase in employee related expenses of approximately $3.0 million reflecting an increase of 110 additional employees hired to support our commitment to the development of smartphone products and increased allocated information technology and facilities costs of approximately $0.6 million as a result of the increased headcount. In addition, consulting expense increased by approximately $1.2 million to further support our efforts in the smartphone space until we hire full-time employees. We also experienced an increase in outsourced engineering, data communications and project material costs of approximately $4.5 million, reflecting the development of our smartphone products. Stock-based compensation expense increased $2.5 million during the current period as a result of the adoption of SFAS No. 123(R).

General and Administrative

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
General and administrative	$13,760	3.9%	$9,216	2.7%	$4,544

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The increase in absolute dollars and as a percentage of revenues is primarily due to an increase in employee-related expenses of approximately $0.5 million as a result of an increase in our headcount of approximately 15 additional employees hired to support our infrastructure. Professional and legal expenses increased by approximately $0.7 million, primarily resulting from defense of certain of our patents and other litigation matters. The charge for our allowance for doubtful accounts increased by $1.0 million as a result of higher accounts receivable balances at the end of the period. Stock-based compensation expense increased $1.9 million during the current period as a result of the adoption of SFAS No. 123(R).

Amortization of Intangible Assets

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Amortization of intangible assets	$340	0.1%	$2,278	0.7%	$(1,938)

The decrease in amortization of intangible assets in absolute dollars is due to the intangible assets acquired in connection with the Handspring acquisition becoming fully amortized during fiscal year 2006.

Interest and Other Income (Expense), Net

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$5,438	1.5%	$1,703	0.5%	$3,735

Interest and other income (expense) for the three months ended August 31, 2006 primarily consisted of approximately $6.5 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.1 million of interest expense and bank and other charges. Interest and other income for the three months ended August 31, 2005 primarily consisted of approximately $2.9 million of interest income on our cash, cash equivalents and short-term investment balances, partially offset by $1.2 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased as a result of the lower outstanding debt.

Income Tax Provision

	Three Months Ended August 31,
	2006	% of Revenue	2005	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Income tax provision	$12,344	3.5%	$1,836	0.5%	$10,508

For the three months ended August 31, 2006, Palm’s tax income tax expense was $12.3 million, which consisted of federal, state and foreign income taxes. The effective tax rate for the first quarter of fiscal year 2007 was 42.8%. The provision for income taxes for the first quarter of fiscal year 2007 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the three months ended August 31, 2006 reflect changes in all categories of deferred tax assets, including the utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions. During the quarter the Company also realized deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS No. 123(R). Accordingly, the Company recorded tax expense that resulted in an increase in additional paid-in capital related to options granted and vested prior to the adoption of SFAS No. 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter.

The income tax provision for the three months ended August 31, 2005 represented approximately 9% of pretax income, which includes foreign and state income taxes of approximately $1.4 million and acquisition accounting adjustments to goodwill of approximately $0.4 million. The acquisition accounting adjustments to goodwill are related to the recognition of deferred tax assets, including net operating loss carryforwards, relating to Handspring that are projected to be realized in fiscal year 2006 to offset taxable income. The tax benefit associated with the utilization of these deferred tax assets is reflected as a goodwill reduction. We continued to maintain our valuation allowance which was reviewed quarterly and preserved until sufficient positive evidence existed to support the reversal of the valuation allowance based upon current and preceding years results of operations and anticipated profit levels in future years.

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 2006 were $127.6 million, compared to $113.5 million at May 31, 2006. The increase of $14.1 million in cash and cash equivalents was primarily attributable to net income of $16.5 million, non-cash charges of $21.2 million, reduced for changes in assets and liabilities of $18.0 million. In addition, we had net sales of short-term investments of $6.6 million and $1.2 million of stock related activity. This was offset by $7.5 million in a repayment of debt and cash used for the purchase of property and equipment of $5.9 million.

We anticipate our August 31, 2006 total cash, cash equivalents and short-term investments balance of $527.9 million will satisfy our operational cash flow requirements for at least the next twelve months including the anticipated impact of the share repurchase program approved by our Board of Directors in September 2006. Based on our current forecast, we do not anticipate any short-term or long-term deficiencies.

Net accounts receivable was $168.1 million at August 31, 2006, a decrease of $36.2 million, or 18%, from $204.3 million at May 31, 2006. Days sales outstanding, or DSO, of receivables decreased to 43 days at August 31, 2006 from 46 days at May 31, 2006. The decrease in net accounts receivable and the decrease in DSO is primarily due to the linearity of our quarterly sales as compared to the sales at the end of the fourth quarter of fiscal year 2006. We ended the first quarter of fiscal year 2007 with a cash conversion cycle of 4 days compared to 1 day at fiscal year end 2006. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

Palm facilities are leased under operating leases that expire at various dates through May 2012.

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

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The remaining amount due to PalmSource was $15.0 million as of August 31, 2006 and $22.5 million as of May 31, 2006.

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

Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $35.5 million and $35.4 million as of August 31, 2006 and May 31, 2006, respectively, including estimated royalties of $31.3 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2006 and May 31, 2006 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2006, Palm’s commitments to contract with third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $193.0 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at August 31, 2006) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.11% at August 31, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of August 31, 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2006 would cause an immaterial decline in the fair value of our cash equivalents. As of August 31, 2006, we had short-term investments of $400.3 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2006 would cause a decline of less than 2%, or $4.6 million, in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

As of August 31, 2006 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	changes in consumer and enterprise spending levels;

•	quality issues with our products;

•	changes in consumer, enterprise and carrier preferences for our products and services;

•	loss or failure of carriers or other key sales channel partners;

•	competition from other smartphone or handheld devices or other devices with similar functionality;

•	competition for consumer and enterprise spending on other products;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	failure to achieve product cost and operating expense targets;

•	excess inventory or insufficient inventory to meet demand;

•	seasonality of demand for some of our products and services;

•	growth, decline, volatility and changing market conditions in the mobile computing device market;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

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

The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences or are unable to complete the development of products and services in a cost effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

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

Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Moreover, we do not have agreements with some of the wireless carriers with whom we do business internationally and, in some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our results of operations could be harmed.

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

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse affect on our business, results of operations and financial condition.

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

We outsource most of our hardware design to third party manufacturers, some of whom compete with us. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

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

Our smartphone and handheld products contain software applications and hardware and firmware components, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software applications and hardware and firmware components are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphone devices. Some components, such as screens and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the mobile computing device market. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our smartphone and handheld products will be harmed. Shortages affect the timing and volume of production for some of our products as well as increasing our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

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

We operate in the mobile computing device market which includes both smartphone and handheld products. Over the last few years, we have seen year-over-year declines in the volume of handheld devices while demand for smartphone devices has increased. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we continue to shift our investment towards smartphone products in response to forecasted market demand trends. We cannot assure you that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. Nor can we assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for smartphone and handheld products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on smartphone and handheld products. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our smartphone and handheld products. We have shifted the focus of a large portion of our engineering resources towards the smartphone opportunity. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

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

We are subject to audit by the Internal Revenue Service and other taxing authorities. Any assessment arising from an audit and the cost of any related dispute could adversely affect our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the Internal Revenue Service, or IRS, and state, local and foreign tax authorities. While we strongly believe our tax positions are compliant with applicable tax laws and regulations, our positions could be subject to dispute by the taxing authorities. Any such dispute could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

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

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, military activity, labor disruptions, health epidemics and other natural disasters and events beyond our control. For example, a significant part of our third-party manufacturing is based in Taiwan that has experienced earthquakes and is considered seismically active. In addition, the business interruption insurance we carry may not cover, in some instances, or be sufficient to compensate us fully for losses or damages—including, for example, loss of market share and diminution of our brand, reputation and customer loyalty—that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.

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

We received a private letter ruling from the IRS to the effect that the distribution of the shares of PalmSource common stock held by us to our stockholders would not be taxable to our U.S. stockholders or us. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts have changed since the issuance of the ruling, in the opinion of our tax counsel these changes will not adversely affect us. We are not aware of any material change in the facts and circumstances of the distribution that would call into question the validity of the ruling. Notwithstanding the receipt of the ruling described above, the distribution may nonetheless be taxable to us under Section 355(e) of the Internal Revenue Code of 1986, as amended, if 50% or more of our stock or PalmSource stock is acquired as part of a plan or series of related transactions that include the PalmSource distribution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes employee stock repurchase activity for the three months ended August 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan
June 1, 2006—June 30, 2006	3,574	$16.33	—	—
July 1, 2006—July 31, 2006	—	—	—	—
August 1, 2006—August 31, 2006	—	—	—	—

	3,574	$16.33	—	—

The total number of shares repurchased include those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of August 31, 2006 a total of approximately 177,400 shares may still be repurchased. In September 2006, Palm announced that its Board of Directors has approved a stock buyback program of up to $250 million of its common stock. No shares have yet been repurchased under this program.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.					X

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.					X

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: October 5, 2006	By:	/s/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.					X

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re- seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.					X

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.