Form 10-Q
period 2006-12-01
PALM INC
filed 2007-01-09
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 29, 2006, 102,085,635 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 49 pages of which this page is number 1.

P alm, Inc. (*)

(*)	Palm’s 52-53 week fiscal year ends on the Friday nearest May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods presented are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

Palm, Treo, and Palm OS are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Revenues	$392,911	$444,633	$748,684	$786,833
Cost of revenues (*)	253,830	308,693	478,317	546,542

Gross profit	139,081	135,940	270,367	240,291

Operating expenses:
Sales and marketing (*)	63,978	54,379	116,910	99,896
Research and development (*)	42,299	31,208	83,144	60,238
General and administrative (*)	15,506	11,968	29,266	21,184
Amortization of intangible assets	340	1,631	680	3,909
Restructuring charges	—	1,954	—	1,954

Total operating expenses	122,123	101,140	230,000	187,181

Operating income	16,958	34,800	40,367	53,110
Interest and other income (expense), net	5,524	1,871	10,962	3,574

Income before income taxes	22,482	36,671	51,329	56,684
Income tax provision (benefit)	9,711	(224,218)	22,055	(222,382)

Net income	$12,771	$260,889	$29,274	$279,066

Net income per share:
Basic	$0.12	$2.60	$0.28	$2.80

Diluted	$0.12	$2.51	$0.28	$2.68

Shares used in computing per share amounts:
Basic	102,332	100,153	102,840	99,703

Diluted	104,056	104,095	104,626	104,396

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$664	$5	$1,268	$10
Sales and marketing	1,604	204	3,258	420
Research and development	2,403	64	4,913	128
General and administrative	1,805	168	3,711	479

	$6,476	$441	$13,150	$1,037

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

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30, 2006	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$152,415	$113,461
Short-term investments	365,991	405,433
Accounts receivable, net of allowance for doubtful accounts of $6,015 and $4,801, respectively	247,440	204,337
Inventories	38,859	58,010
Deferred income taxes	161,578	153,854
Investment for committed tenant improvements	2,877	3,967
Prepaids and other	15,467	10,937

Total current assets	984,627	949,999

Land held for sale	60,000	60,000
Property and equipment, net	33,623	22,990
Goodwill	167,352	166,538
Intangible assets, net	25,103	25,783
Deferred income taxes	230,330	260,713
Other assets	1,507	1,499

Total assets	$1,502,542	$1,487,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192,340	$184,501
Income taxes payable	45,862	50,021
Accrued restructuring	5,940	7,209
Provision for committed tenant improvements	2,877	3,967
Current portion of long-term convertible debt	35,000	35,000
Other accrued liabilities	206,895	216,374

Total current liabilities	488,914	497,072

Non-current liabilities:
Non-current liabilities	8,376	6,545

Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 102,075 shares and 103,469 shares, respectively	102	103
Additional paid-in capital	1,462,317	1,475,319
Unamortized deferred stock-based compensation	—	(2,752)
Accumulated deficit	(458,807)	(488,081)
Accumulated other comprehensive income (loss)	1,640	(684)

Total stockholders’ equity	1,005,252	983,905

Total liabilities and stockholders’ equity	$1,502,542	$1,487,522

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$29,274	$279,066
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,937	8,014
Stock-based compensation	13,150	1,037
Amortization of intangible assets	680	3,909
Deferred income taxes	22,499	(269,553)
Realized (gain) loss on equity investments	(110)	602
Excess tax benefit related to stock-based compensation	(1,766)	—
Changes in assets and liabilities:
Accounts receivable	(43,103)	(63,347)
Inventories	19,151	4,549
Prepaids and other	(3,705)	(4,071)
Accounts payable	7,839	33,158
Income taxes payable	(4,150)	44,537
Accrued restructuring	(1,269)	(1,578)
Other accrued liabilities	(2,477)	38,748

Net cash provided by operating activities	41,950	75,071

Cash flows from investing activities:
Purchase of property and equipment	(14,261)	(11,698)
Sale of short-term investments	353,345	104,227
Purchase of short-term investments	(311,196)	(126,113)

Net cash provided by (used in) investing activities	27,888	(33,584)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	6,085	11,699
Purchase and subsequent retirement of common stock	(30,963)	—
Excess tax benefit related to stock-based compensation	1,766	—
Repayment of debt	(7,772)	—

Net cash (used in) provided by financing activities	(30,884)	11,699

Change in cash and cash equivalents	38,954	53,186
Cash and cash equivalents, beginning of period	113,461	128,164

Cash and cash equivalents, end of period	$152,415	$181,350

Other cash flow information:
Cash paid for income taxes	$3,129	$1,760

Cash paid for interest	$891	$891

Non-cash investing and financing activities:
Liability for property and equipment acquired	$2,309	$—

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of November 30, 2006 and results of operations for the three and six months ended November 30, 2006 and 2005 and cash flows for the six months ended November 30, 2006 and 2005. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006. The results of operations for the six months ended November 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2007 and 2006 both contain 52 weeks. For presentation purposes, the periods presented are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

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

Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options outstanding, the assumed issuance of stock under the Company’s employee stock purchase plan, performance shares, or restricted stock units, calculated using the treasury stock method, and the convertible debt, calculated using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended November 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic net income per share	$12,771	$260,889	$29,274	$279,066
Effect of dilutive securities:
Interest expense on convertible debt, net of taxes	—	263	—	525

Numerator for diluted net income per share	$12,771	$261,152	$29,274	$279,591

Denominator:
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	102,332	100,153	102,840	99,703
Effect of dilutive securities:
Restricted stock awards subject to repurchase	21	23	24	30
Convertible debt	—	1,084	—	1,084
Stock options and employee stock purchase plan	1,702	2,835	1,762	3,579
Restricted stock units	1	—	—	—

Shares used to compute diluted net income per share	104,056	104,095	104,626	104,396

Basic net income per share	$0.12	$2.60	$0.28	$2.80

Diluted net income per share	$0.12	$2.51	$0.28	$2.68

Weighted options to purchase Palm common stock of approximately 3,279,000 and 6,588,000 for the three months ended November 30, 2006 and 2005, respectively, and approximately 4,564,000 and 6,282,000, for the six months ended November 30, 2006 and 2005, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounts for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt is added back to net income. For the three and six months ended November 30, 2006 approximately 1,084,000 shares, were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

4.	Stock-Based Compensation

On June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees. In January 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service period. Palm’s share-based awards include stock options, restricted stock awards, restricted stock units and Palm’s Employee Stock Purchase Plan.

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

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and any outstanding share-based awards that were issued but not vested as of June 1, 2006. Accordingly, Palm’s condensed consolidated financial statements as of November 30, 2005 and for the three and six months then ended have not been restated to reflect the impact of SFAS No. 123(R).

As required by SFAS No. 123(R), the Company reclassified the unamortized deferred stock-based compensation of $2.8 million on June 1, 2006 to additional paid-in capital.

As of November 30, 2006, the Company had three stock-based employee compensation plans: the 1999 Employee Stock Purchase Plan, the 1999 Stock Plan, and the 2001 Stock Option Plan for Non-employee Directors.

1999 Employee Stock Purchase Plan

Palm has an employee stock purchase plan, or ESPP, under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees can purchase shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, whichever price is lower, over a two-year period. The number of shares authorized for issuance is limited to a total of 3,000 shares per participant per offering period. Under the terms of the ESPP, at each purchase date, the exercise price of an outstanding subscription is automatically reset to 85% of the current stock price for the next purchase if the current price of the stock is less than the original subscription price. These repricings are accounted for as a modification to the original offer. As of November 30, 2006, approximately 7,703,000 shares were reserved for future issuance under the ESPP.

Stock Option Plans

Under the 1999 Stock Plan, Palm may grant restricted stock awards, stock appreciation rights, performance units, performance shares, or restricted stock units, and options to purchase shares of common stock to employees, directors and consultants. As of November 30, 2006, 22,150,000 shares of common stock have been reserved for issuance and 9,713,000 are available for future grant under the stock option plan. Stock options are generally granted at not less than the fair market value on the date of grant, typically vest over a two- to four-year period and generally expire seven to ten years after the date of grant. Palm also grants restricted stock awards, under which shares of common stock are issued at par value to key employees and officers, subject to vesting restrictions. Restricted stock issued under the plan generally vests annually over two to four years but is considered outstanding at the time of grant. Restricted stock units are granted at par value to employees, officers and directors, subject to vesting restrictions. Restricted stock units issued under the plan generally vest annually over one to four years.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding under these plans, (1,334,000 shares at November 30, 2006), there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans.

2001 Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made. As of November 30, 2006, 1,842,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 947,000 shares of common stock were available for future grant.

Determining Fair-Value

Palm uses the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

Palm estimates the expected term of options granted based on historical time from vesting until exercise. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of the Company’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and the Company’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in the Company’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. In the pro forma information required under SFAS No. 123 for periods prior to June 1, 2006, Palm accounted for forfeitures as they occurred. The expected term of employee stock purchase plan shares is the average life of the purchase periods under each offering.

Upon adoption of SFAS No. 123(R), Palm changed its expensing method to straight-line attribution of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Under both SFAS No. 123(R) and SFAS No. 123 Palm used the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards and employee stock purchase plan. The key assumptions used in the valuation model during the three and six months ended November 30, 2006 and 2005 are provided below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Assumptions applicable to stock options:
Risk-free interest rate	4.6%	4.4%	4.7%	4.2%
Volatility	42%	75%	43%	75%
Option term (in years)	3.50	3.46	3.47	3.46
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$5.24	$7.24	$5.40	$7.42

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	4.8%	4.6%	4.8%	4.6%
Volatility	44%	75%	44%	75%
Option term (in years)	1.25	1.24	1.25	1.24
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$3.75	$6.75	$3.75	$6.75

Stock-Based Compensation Expense

Stock-based compensation expense in the three and six months ended November 30, 2006 includes (i) compensation expense for stock options granted prior to June 1, 2006 but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R),

(iii) compensation expense for the Company’s ESPP, (iv) compensation expense for restricted stock awards that are not yet vested based on the grant date intrinsic value and (v) compensation expense for restricted stock units that are not yet vested based on the grant date intrinsic value. Total stock-based compensation recognized on Palm’s condensed consolidated statement of income for the three and six months ended November 30, 2006 is as follows (in thousands):

	Option Grants	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Income statement classifications:
Three months:
Cost of revenues	$572	$92	$—	$—	$664
Sales and marketing	1,287	295	20	2	1,604
Research and development	1,912	487	4	—	2,403
General and administrative	1,465	132	194	14	1,805

	$5,236	$1,006	$218	$16	$6,476

	Option Grants	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Income statement classifications:
Six months:
Cost of revenues	$1,072	$196	$—	$—	$1,268
Sales and marketing	2,581	635	40	2	3,258
Research and development	3,875	1,030	8	—	4,913
General and administrative	3,030	277	390	14	3,711

	$10,558	$2,138	$438	$16	$13,150

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

The total income tax benefit realized from stock option exercises and ESPP rights in the three and six months ended November 30, 2006 was $1.8 million and $3.6 million, respectively.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the three and six months ended November 30, 2005 (in thousands, except per share amounts):

	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Net income, as reported	$260,889	$279,066
Add: Stock-based compensation expense included in reported net income, net of related tax effects	440	1,170
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4,818)	(10,448)

Pro forma net income	$256,511	$269,788

Net income per share, as reported:
Basic	$2.60	$2.80

Diluted	$2.51	$2.68

Pro forma net income per share:
Basic	$2.56	$2.71

Diluted	$2.47	$2.61

Stock-Based Options and Awards Activity

The following table sets forth the summary of option activity under the Company’s stock option program for the six months ended November 30, 2006 (dollars and shares in thousands, except per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning of period	14,769	$13.09
Options granted	886	$14.68
Options exercised	(473)	$5.92
Options canceled	(560)	$20.22

End of period	14,622	$13.14	7.6	$34,993

Options vested and expected to vest at November 30, 2006	12,428	$12.87	7.4	$33,660
Exercisable at November 30, 2006	7,262	$11.64	6.8	$29,810

The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $13.99 as of November 30, 2006, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $2.9 million and $3.9 million for the three and six months ended November 30, 2006, respectively, and $2.2 million and $9.2 million for the three and six months ended November 30, 2005, respectively.

As of November 30, 2006, there was $18.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to Palm employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over the next 1.4 years.

The options outstanding and exercisable as of November 30, 2006 have been segregated into ranges for additional disclosure as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in years)
$ 0.29 to $ 5.52	1,494	$2.67	4.1	1,425	$2.58
$ 5.53 to $ 8.75	1,481	$6.22	6.1	1,395	$6.18
$ 8.76 to $ 12.28	1,001	$11.12	7.6	559	$10.93
$12.29 to $ 12.47	2,035	$12.46	8.9	477	$12.46
$12.48 to $ 13.99	1,494	$13.60	8.2	401	$13.47
$14.00 to $ 15.22	1,695	$14.54	8.1	550	$14.60
$15.23 to $ 15.30	2,033	$15.30	7.9	991	$15.30
$15.31 to $ 16.56	1,624	$16.22	7.8	961	$16.22
$16.57 to $ 20.99	1,476	$18.34	8.4	436	$18.38
$21.00 to $411.53	289	$45.20	8.1	67	$118.49

$ 0.29 to $411.53	14,622	$13.14	7.6	7,262	$11.64

A summary of Palm’s non-vested restricted stock awards as of November 30, 2006 and the changes during the six months ended November 30, 2006 are as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period	188	$16.72
Awarded	—	$—
Released	(14)	$13.64
Forfeited	—	$—

End of period	174	$16.99

The weighted average estimated intrinsic value of restricted stock awards granted was $13.65 per share during the six months ended November 30, 2005. As of November 30, 2006, total unrecognized compensation costs related to non-vested restricted stock awards was $2.3 million, which is expected to be recognized over the next 2.6 years.

A summary of Palm’s restricted stock units as of November 30, 2006 and the changes during the six months ended November 30, 2006 are as follows (dollars and shares in thousands, except per share data):

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning of period	—	$—
Awarded	39	$14.93
Released	—	$—
Forfeited	—	$—

End of period	39	$14.93	1.5	$546

Restricted stock units vested and expected to vest at November 30, 2006	26	$14.93	1.4	$361

As of November 30, 2006, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was $0.4 million, which is expected to be recognized over the next 1.5 years.

A summary of Palm’s ESPP as of November 30, 2006 and the changes during the six months ended November 30, 2006 are as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding/Exercisable at November 30, 2006	837	$13.36	1.1	$1,339

ESPP shares vested and expected to vest at November 30, 2006	598	$13.48	1.0	$947

The remaining unrecognized compensation cost for the ESPP plan at November 30, 2006 of $2.8 million is expected to be recognized over the next 1.1 years.

5.	Stock Repurchase Program

In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program allows the Company to repurchase its shares at its discretion, depending on market conditions, share price and other factors.

The stock repurchase program is designed to return value to the Company’s stockholders and minimize dilution from stock issuance. The program will be funded using the Company’s existing cash balance and future cash flows. The share repurchases will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.

During the six months ended November 30, 2006, the Company repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million. The repurchased shares have been subsequently retired.

6.	Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Net income	$12,771	$260,889	$29,274	$279,066
Other comprehensive income (loss):
Unrealized gain (loss) on available-for- sale investments	1,107	(837)	2,450	(879)
Recognized (gain) loss included in earnings	(104)	602	(110)	602
Accumulated translation adjustments	(80)	20	(16)	(72)

	$13,694	$260,674	$31,598	$278,717

7.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	November 30, 2006			May 31, 2006
	Adjusted Cost	Unrealized Gain/(Loss)	Carrying Value	Adjusted Cost	Unrealized Gain/(Loss)	Carrying Value
Cash	$60,951	$—	$60,951	$62,077	$—	$62,077
Cash equivalents, money market funds	91,464	—	91,464	51,384	—	51,384

Total cash and cash equivalents	$152,415	$—	$152,415	$113,461	$—	$113,461

Short-term investments:
Federal government obligations	$159,605	$(5)	$159,600	$191,847	$(1,537)	$190,310
State and local government obligations	25,000	—	25,000	14,000	—	14,000
Corporate notes/bonds	167,179	389	167,568	173,789	(330)	173,459
Foreign corporate notes/bonds	13,815	8	13,823	27,745	(81)	27,664

	$365,599	$392	$365,991	$407,381	$(1,948)	$405,433

Investment for committed tenant improvements, money market funds	$2,877	$—	$2,877	$3,967	$—	$3,967

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

8.	Inventories

Inventories consist of the following (in thousands):

	November 30, 2006	May 31, 2006
Finished goods	$38,713	$57,239
Work-in-process and raw materials	146	771

	$38,859	$58,010

9.	Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land not in use to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company will sell these 39 acres of land for a total purchase price of $70.0 million. The Buyer has delivered deposits of $700,000, all of which are non-refundable to the Buyer except in the event of the failure of one condition precedent set forth in the Agreement or certain defaults by Palm under the Agreement. At the closing date, all of the deposits made by the Buyer will be applied to the purchase price. Also at the closing date, $5.0 million, or the Cap, shall be retained from the sales proceeds to be applied to possible traffic mitigation fees charged by the City of San Jose in connection with the Buyer’s proposed development of the property. If traffic mitigation fees are not imposed on the development, the Cap will be released to the Company. If traffic mitigation fees are imposed in an amount less than the Cap, the difference will be refunded to the Company. Subject to the satisfaction of certain closing conditions, the sale is expected to close in 2007.

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balance, May 31, 2005	$249,161
Goodwill adjustments	(82,623)

Balance, May 31, 2006	166,538
Goodwill adjustments	814

Balance, November 30, 2006	$167,352

Goodwill adjustments during fiscal year 2006 of approximately $82.6 million are primarily the result of the release of the valuation allowance of the deferred tax assets associated with the Handspring acquisition. For the six months ended November 30, 2006 goodwill increased by approximately $0.8 million as a result of the recognition of foreign tax loss carry forwards associated with the Handspring acquisition. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		November 30, 2006			May 31, 2006
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240 months	$27,200	$(2,097)	$25,103	$27,200	$(1,417)	$25,783

Amortization expense related to intangible assets was $0.3 million and $1.6 million for the three months ended November 30, 2006 and 2005, respectively, and $0.7 million and $3.9 million for the six months ended November 30, 2006 and 2005, respectively.

Estimated future amortization expense is $0.7 million for the remaining six months of fiscal year 2007 and approximately $1.4 million for each year thereafter through fiscal year 2025.

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

12.	Deferred Income Taxes

As of November 30, 2006, Palm had operating loss carryforwards for federal tax purposes totaling approximately $372 million. Palm also had approximately $237 million of remaining federal and state operating loss carryforwards acquired through business combinations, state net operating loss carryforwards of approximately $90 million and federal and state research and experimental credit carryforwards and foreign tax credits of approximately $39 million. Palm also has federal and state alternative minimum tax credit carryforwards of approximately $1.9 million. The net operating loss carryforwards have been offset by a valuation allowance of $7.7 million, tax effected, relating to stock option deductions not yet realized in conformity with SFAS No. 123(R). The remaining valuation allowance of $1.6 million at November 30, 2006 consists of an allowance for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not.

For the three and six months ended November 30, 2006, Palm’s income tax expense was $9.7 million and $22.1 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rate for the three and six months ended November 30, 2006 was 43%. The provision for income taxes for the three and six months ended November 30, 2006 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the six months ended November 30, 2006 reflect changes in all categories of deferred tax assets, including the utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions. During the quarter the Company also realized deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS No. 123(R). Accordingly, the Company recorded tax expense that resulted in an increase in additional paid-in capital related to options granted and vested prior to the adoption of SFAS No. 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter.

13.	Commitments

Palm facilities are leased under operating leases that expire at various dates through January 2013.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations. Palm retained an obligation in the amount of $35.0 million, or the Note, and the remainder was assumed by PalmSource. The Note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005, retaining the same terms. The Note bore interest at 5.0% per annum, and was repaid in December 2006 in accordance with its terms.

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $15.0 million as of November 30, 2006 and $22.5 million as of May 31, 2006.

Palm is a party to a software license agreement with PalmSource that grants Palm certain licenses to the Palm OS and other related software. This agreement was amended and restated in May 2005 to provide for continued development, manufacture and marketing of Palm products based on the Palm OS through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource software, as well as a source code license fee and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended and restated license agreement to $1.2 million and was payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees were approximately $0.7 million per year. The amended and restated agreement included a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006. See Note 17 of the condensed consolidated financial statements for a description of subsequent changes to this agreement.

Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $42.5 million and $35.4 million as of November 30, 2006 and May 31, 2006, respectively, including estimated royalties of $35.5 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2006 and May 31, 2006 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2006, Palm’s commitments to contract with third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $176.3 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at November 30, 2006) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.11% at November 30, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of November 30, 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.8 million.

Palm has entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.3 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of November 30, 2006 Palm made its first payment of $0.3 million under the agreement. The remaining amount due under the agreement is $3.0 million as of November 30, 2006.

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

Changes in the product warranty accrual are (in thousands):

	Six Months Ended November 30,
	2006	2005
Balance, beginning of period	$42,909	$19,653
Payments made	(36,200)	(40,666)
Change in liability for product sold during the period	37,571	50,988
Change in liability for pre-existing warranties	(4,870)	6,749

Balance, end of period	$39,410	$36,724

14.	Restructuring Charges

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

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of November 30, 2006, the balance consists of lease commitments, payable over approximately five years, offset by estimated sublease proceeds of approximately $15.9 million.

The restructuring action recorded in connection with the Handspring acquisition included $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits, costs to exit certain facilities and other costs associated with the acquisition. All adjustments were recorded as a net increase in goodwill. As of May 31, 2005, cost reduction actions initiated in connection with the Handspring acquisition were complete, except for remaining contractual payments for excess facilities.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q1 2004 Action	Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Excess Facilities Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2005	$344	$12,894	$2,162	$15,400
Cash payments	(344)	(6,260)	(329)	(6,933)
Restructuring adjustments	—	—	(1,258)	(1,258)

Balance, May 31, 2006	—	6,634	575	7,209
Cash payments	—	(1,136)	(133)	(1,269)

Balance, November 30, 2006	$—	$5,498	$442	$5,940

15.	Litigation

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases pending against it, including those set forth below, and is vigorously contesting each matter. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements. An unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition. (Although Palm was formerly known as palmOne, Inc. and is now Palm, Inc. once again and Handspring has been merged into Palm, the pleadings in the pending litigation continue to use former company names, including Palm Computing, Inc., Palm, Inc., palmOne, Inc. and Handspring, Inc.).

In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming Palm, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment in all cases. On March 17, 2006, the Court granted Palm’s summary judgment motions and entered judgment in favor of Palm and the other co-defendants. E-Pass has appealed that ruling to the CAFC. A hearing on the appeal was heard on December 4, 2006 and the parties are awaiting a ruling. Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of this case.

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. Special committees of both Palm’s and Handspring’s respective Boards of Directors approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid to plaintiffs by the issuer defendants’ insurance carriers and an assignment to plaintiffs of certain claims the issuers, including Palm and Handspring, may have against the underwriters. On August 31, 2005, the Court entered an order granting preliminary approval of the proposed settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on that motion. On December 5, 2006 the Second Circuit Court of Appeals reversed the District Court’s October 2004 Order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs pursuant to an agreed upon proceeding. Neither Palm nor Handspring is one of the test cases and it is unclear what impact the Second Circuit ruling will have on the Palm and Handspring cases. There is no guarantee that the settlement will become final as it is subject to a number of conditions, including final Court approval. Should the settlement become final, it will not be material to Palm’s financial position.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The consolidated cases are in the pre-trial stages of litigation.

On November 6, 2006, NTP, Inc. filed suit against Palm in the Eastern District of Virginia. In the lawsuit, entitled NTP, Inc. v. Palm, Inc., NTP alleges direct and indirect infringement of seven patents and seeks unspecified compensatory and treble damages and to enjoin Palm from infringing the patents in the future. On December 22, 2006, Palm responded to the complaint. Palm also moved to stay the litigation pending conclusion and any appeal of reexamination proceedings currently before the U.S. Patent and Trademark Office.

16.	Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006. Under the software license and source code agreement, Palm incurred expenses of $11.8 million and $15.5 million during the three months ended November 30, 2006 and 2005, respectively and $22.8 million and $27.4 million during the six months ended November 30, 2006 and 2005, respectively. As of November 30, 2006 and May 31, 2006, Palm had accounts payable to PalmSource of $12.6 million and $12.9 million, respectively, as a result of the software license agreement. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004. On November 14, 2005, PalmSource was acquired by ACCESS Co., Ltd.

Other Transactions and Relationships

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three and six months ended November 30, 2006 and 2005.

17.	Subsequent Events

In December 2006 Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm OS used in several Treo smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights to its innovations. The new agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. The Company plans to ensure that applications now compatible with Palm OS Garnet will operate with little or no modification in future Palm products that employ Palm OS Garnet as the Company evolves it over time to support Palm’s product differentiation strategy.

In addition, Palm has secured an expansion of its existing patent license from ACCESS to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, subject to final review and acceptance, Palm will pay ACCESS a total of $44.0 million, which will be paid in Palm’s third quarter of fiscal year 2007, and will be recognized as an intangible asset and will be amortized over the next five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods presented have been presented as ending on November 30.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: the expected terms and vesting of options, restricted stock units and ESPP shares; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under Palm’s stock plans; the timing of our sale of land owned by us and recovery of the carrying value of the land; repair costs; our objective of being the leader in mobile computing; revenue and income growth; profit levels; operating results; cash flows; expansion of the smartphone market and our ability to capitalize on this expansion; rebates and price protection; the sale of software; tax rates; revenue and credit concentration with our largest customers; the development and introduction of new products and services; acceptance of our wireless solutions; our leadership in the handheld device market; competitors and competition in the markets in which Palm operates; the sufficiency of Palm’s cash, cash equivalents and short term investments to satisfy its anticipated cash requirements; interest rates and the effects of changes in market interest rates; investment activities, the value of investments and the use of Palm’s financial instruments; dividends; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; Palm’s relationship with holders of patents related to mobile communication standards; Palm’s defenses to legal proceedings and litigation matters; regulatory requirements; provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage their lives and communicate with others, to access and share their most important information and to avail themselves of the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo smartphones as well as handheld computers, add-ons and accessories. We distribute these products through a network of wireless carriers and retail and business distributors worldwide.

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

Revenue—Management reviews many elements to understand our revenue stream. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenue growth is impacted by increased unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, timing of carrier certification, end-user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

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

Cash flows—We strive to convert operating results to cash. To that effect, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating, investing and financing requirements.

We believe the mobile computing solutions market dynamics are generally favorable to us.

•	While the market for handheld computers is maturing, our leadership position and our ability to develop and deliver high quality products enable us to produce solid operating performance from this product line. Our handheld computing device product line also provides a brand and scale that can be leveraged across our entire product portfolio.

•	The emerging high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the market for smartphone devices. With our computing heritage, we are able to work closely with carriers to deploy advanced wireless data applications that take advantage of their recently deployed wireless data networks.

We expect to experience annual revenue growth as a result of our smartphone product line. The smartphone market is emerging and people are just beginning to understand the personal and professional benefits of being able to access email or browse the web on a smartphone. We expect this market to expand and we expect to capitalize on this expansion.

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

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $42.5 million and $35.4 million as of November 30, 2006 and May 31, 2006, respectively, including estimated royalties of $35.5 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2006 and May 31, 2006 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

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

The guidance in SFAS No. 123(R) and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of November 30, 2006, the Company would require approximately $850 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize the net deferred tax assets. Based upon the Company’s historical results for the most recent fiscal periods, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis.

Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Revenues	$392,911	$444,633	$(51,722)	$748,684	$786,833	$(38,149)

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for the three months ended November 30, 2006 decreased approximately 12% from the three months ended November 30, 2005. Smartphone revenue was $283.0 million for the three months ended November 30, 2006 and increased 5% from $269.2 million for the three months ended November 30, 2005. Handheld revenue was $110.0 million for the three months ended November 30, 2006 and decreased 37% from $175.4 million for the three months ended November 30, 2005. During the three months ended November 30, 2006, net device units shipped were 1,206,000 units at an average selling price of $315. During the three months ended November 30, 2005, net device units shipped were 1,560,000 units at an average selling price of $272. The unit shipments were down approximately 23% and the average selling price was up approximately 16% in the three months ended November 30, 2006 as compared to the same period a year ago. Of the 12% decrease in revenues, the lower unit shipments and accessories sales resulted in a decrease of approximately 27 percentage points and the increase in average selling prices partially offset this decrease by approximately 15 percentage points. The decrease in unit shipments is due to a decline in traditional handheld unit shipments as a result of a declining handheld market. The increase in average selling price reflects a greater mix of recently introduced smartphone products at higher average selling prices.

International revenues were approximately 34% of worldwide revenues in the three months ended November 30, 2006 compared with approximately 27% in the three months ended November 30, 2005. Of the 12% decrease in worldwide revenues in the three months ended November 30, 2006 as compared to the three months ended November 30, 2005, approximately 15 percentage points resulted from a decrease in United States revenues, partially offset by a 3 percentage point increase in international revenues. Average selling prices for our devices increased in the United States by 11% and increased internationally by approximately 30% during the three months ended November 30, 2006 from the three months ended November 30, 2005. The increase in average selling price in the United States is primarily the result of a greater mix of recently introduced products at higher average selling prices. The increase in the average selling price internationally is primarily the result of a shift towards smartphones, which carry a higher average selling price. Net units sold decreased approximately 28% in the United States and decreased 10% internationally from the year-ago period. The decrease in net units sold in the United States and internationally is primarily due to a decrease in traditional handheld unit sales for the three months ended period November 30, 2006 as compared to the three months ended November 30, 2005. Smartphone units sold in the United States decreased primarily due to increased competition and delayed carrier certification of a new product.

Revenues for the six months ended November 30, 2006 decreased approximately 5% from the six months ended November 30, 2005. Smartphone revenue was $551.8 million for the six months ended November 30, 2006 and increased 11% from $497.5 million for the six months ended November 30, 2005. Handheld revenue was $196.9 million for the six months ended November 30, 2006 and decreased 32% from $289.4 million for the six months ended November 30, 2005. During the six months ended November 30, 2006, net device units shipped were 2,191,000 units at an average selling price of $330. During the six months ended November 30, 2005, net device units shipped were 2,556,000 units at an average selling price of $292. The unit shipments were down approximately 14% and the average selling price was up approximately 13% in the six months ended November 30, 2006 as compared to the same period a year ago. Of the 5% decrease in revenues, unit shipments and accessories sales decreased approximately 17 percentage points, partially offset by an increase in average selling prices of approximately 12 percentage points. The increase in average selling price reflects a greater mix of recently introduced smartphone products at higher average selling prices.

International revenues were approximately 26% of worldwide revenues in the six months ended November 30, 2006 compared with approximately 26% in the six months ended November 30, 2005. Of the 5% decrease in worldwide revenues in the six months ended November 30, 2006 as compared to the six months ended November 30, 2005, approximately 3 percentage points resulted from a decrease in United States revenues and approximately 2 percentage points resulted from a decrease in international revenues. Average selling prices for our devices increased in the United States by 12% and increased internationally by approximately 16% during the six months ended November 30, 2006 from the six months ended November 30, 2005. The increase in average selling price in the United States and internationally is primarily the result of the continuing shift towards smartphones, which carry a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices. Net units sold decreased approximately 14% in the United States and decreased 15% internationally from the year-ago period. The decrease in net units sold in the United States is primarily due to a decrease in traditional handheld unit sales for the six months ended November 30, 2006 as compared to the six months ended November 30, 2005. The decrease in net units sold internationally is primarily due to a decrease in traditional handheld unit sales partially offset by an increase in smartphone unit sales due to the launch of two new smartphone products.

Total Cost of Revenues

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Cost of revenues	$253,830	$308,693	$(54,863)	$478,317	$546,542	$(68,225)
Applicable portion of amortization of intangible assets	—	375	(375)	—	375	(375)

Total cost of revenues	$253,830	$309,068	$(55,238)	$478,317	$546,917	$(68.600)

Percentage of revenues	64.6%	69.5%		63.9%	69.5%

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the table above. Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues decreased by 4.8% to 64.6% for the three months ended November 30, 2006 from 69.4% for the three months ended November 30, 2005. The decrease in cost of revenues for the three months ended November 30, 2006 is primarily the result of approximately 2.5 percentage points of lower warranty costs. The decrease in warranty costs is due to improvements in product quality resulting in a lower rate of warranty returns and a lower per unit repair cost for our smartphone products in the current period as compared to the same period a year ago. In addition, we experienced 2.7 percentage points of lower product costs. We also experienced a decrease in scrap and rework of 0.7 percentage points as a result of lower open-boxed returns primarily in traditional handheld units compared to the same period a year ago. Excess and obsolete costs decreased approximately 0.2 percentage points due to favorable inventory management results as compared to the same period a year ago. Partially offsetting these decreases was an increase in our OS royalty rates during the three months ended November 30, 2006 compared to the same period last year due to sales of Window-based smartphone products, which have a higher OS fee per unit as compared to the Palm OS fee, contributing approximately 0.8 percentage points. We also experienced an increase in technical service costs of approximately 0.4 percentage points due to higher call center costs.

Cost of revenues as a percentage of revenues decreased by 5.6% to 63.9% for the six months ended November 30, 2006 from 69.5% for the six months ended November 30, 2005. The decrease is primarily the result of approximately 3.4 percentage points of decreased warranty expenses due to improvements in product quality resulting in a lower rate of warranty returns and a lower per unit repair cost for our smartphone products in the current period as compared to the same period a year ago. In addition, we experienced 2.9 percentage points of lower product costs. Partially offsetting these decreases was an increase in our OS royalty rates during the six months ended November 30, 2006 compared to the same period last year due to sales of Window-based smartphone products, which have a higher OS fee per unit as compared to the Palm OS fee, contributing approximately 0.6 percentage points.

The ‘Amortization of intangible assets’ applicable to the cost of revenues decreased $0.4 million during the three and six months ended November 30, 2006 compared to the three and six months ended November 30, 2005, due to the intangible assets acquired in the Handspring acquisition becoming fully amortized in fiscal year 2006.

Sales and Marketing

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Sales and marketing	$63,978	$54,379	$9,599	$116,910	$99,896	$17,014
Percentage of revenues	16.3%	12.2%		15.6%	12.7%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in the three months ended November 30, 2006 increased approximately 18% from the three months ended November 30, 2005. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to various factors. Product promotional programs and advertising increased approximately $10.3 million during the current period as compared to the comparable period a year ago primarily as a result of increased product advertising and also as a result of units provided to our carrier partners for product certification and demonstration purposes. Contract services increased $1.0 million to support our product services and web site activities. We also experienced an increase in employee related expenses of approximately $0.3 million resulting from an increase in our headcount during the three months ended November 30, 2006 by approximately 20 employees compared to the comparable quarter a year ago and associated travel and related costs to support our increased sales and marketing activity. These increases were partially offset by reduced marketing development expenses with our retail and carrier customers of approximately $3.9 million associated with our decreased revenues. Stock-based compensation expense increased $1.4 million during the current period as a result of the adoption of SFAS No. 123(R).

Sales and marketing expenses in the six months ended November 30, 2006 increased approximately 17% from the six months ended November 30, 2005. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to various factors. Product promotional programs and advertising increased approximately $12.6 million during the current period as compared to the comparable period a year ago primarily as a result of increased product advertising and also as a result of units provided to our carrier partners for product certification and demonstration purposes. An increase in employee related expenses of approximately $2.6 million resulted from an increase in our headcount during the six months ended November 30, 2006 and associated travel and related costs to support our increased sales and marketing activity. In addition, we experienced increases in contract services of $2.1 million to support our product services and web site activities. These increases were partially offset by reduced marketing development expenses with our retail and carrier customers of approximately $3.1 million associated with our decreased revenues. Stock-based compensation expense increased $2.9 million during the current period as a result of the adoption of SFAS No. 123(R).

Research and Development

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Research and development	$42,299	$31,208	$11,091	$83,144	$60,238	$22,906
Percentage of revenues	10.8%	7.0%		11.1%	7.7%

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended November 30, 2006 increased approximately 36% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended November 30, 2006 is due to various factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $4.8 million, reflecting our commitment to the development of our smartphone products. Employee related expenses also increased approximately $1.4 million due to approximately 115 additional employees hired to support our commitment to the development of smartphone products and increased allocated information technology of approximately $1.3 million associated with the increased headcount. In addition, consulting expense increased by approximately $1.2 million to further support our efforts in the smartphone space until we hire full-time employees. Stock-based compensation expense increased $2.4 million during the current period as a result of the adoption of SFAS No. 123(R).

Research and development expenses during the six months ended November 30, 2006 increased approximately 38% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the six months ended November 30, 2006 is due to various factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $9.1 million, reflecting our commitment to the development of our smartphone products. An increase in employee related expenses of approximately $4.6 million reflected an increase of additional employees hired to support our commitment to the development of smartphone products. Consulting expense increased by approximately $2.3 million to further support our efforts in the smartphone space until we hire full-time employees. Allocated information technology also increased approximately $1.9 million as a result of our increased headcount. Stock-based compensation expense increased $4.9 million during the six months ended November 30, 2006 as a result of the adoption of SFAS No. 123(R).

General and Administrative

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
General and administrative	$15,506	$11,968	$3,538	$29,266	$21,184	$8,082
Percentage of revenues	3.9%	2.7%		3.9%	2.7%

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The increase in absolute dollars and as a percentage of revenues for the three months ended November 30, 2006 is due to various factors. Professional and legal expenses increased by approximately $1.4 million, primarily resulting from the settlement of two lawsuits aggregating $0.8 million in addition to the defense of a patent-infringement lawsuit of $0.4 million in the current period. An increase in employee-related expenses of approximately $0.2 million was the result of an increase in our headcount of approximately 10 additional employees hired to support our infrastructure. The charge for our allowance for doubtful accounts increased by $0.2 million as a result of higher accounts receivable balances at the end of the period. Stock-based compensation expense increased $1.8 million during the current period as a result of the adoption of SFAS No. 123(R).

The increase in absolute dollars and as a percentage of revenues for the six months ended November 30, 2006 is due to various factors. Professional and legal expenses increased by approximately $2.1 million, resulting from the settlement of two lawsuits aggregating $0.8 million in addition to the defense of a patent-infringement lawsuit of $0.4 million and defense of other litigation matters of $0.9 million in the current period. The charge for our allowance for doubtful accounts increased by $1.2 million as a result of higher accounts receivable balances at the end of the period. An increase in employee-related expenses of approximately $0.8 million was the result of an increase in our headcount to support our infrastructure. Stock-based compensation expense increased $3.7 million during the current period as a result of the adoption of SFAS No. 123(R).

Amortization of Intangible Assets

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Amortization of intangible assets	$340	$1,631	$(1,291)	$680	$3,909	$(3,229)
Percentage of revenues	0.1%	0.4%		0.1%	0.5%

The decrease in amortization of intangible assets in absolute dollars is because the intangible assets acquired in connection with the Handspring acquisition became fully amortized during fiscal year 2006.

Restructuring Charges

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Restructuring charges	$—	$1,954	$(1,954)	$—	$1,954	$(1,954)
Percentage of revenues	—%	0.4%		—%	0.2%

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, primarily in Europe, of approximately 20 regular employees. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cash payments of $2.0 million have occurred related to this action as of November 30, 2006 and the action is complete.

Interest and Other Income (Expense), Net

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Interest and other income (expense), net	$5,524	$1,871	$3,653	$10,962	$3,574	$7,388
Percentage of revenues	1.4%	0.4%		1.5%	0.5%

Interest and other income (expense) for the three months ended November 30, 2006 primarily consisted of approximately $6.6 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $1.1 million of interest expense and bank and other charges. Interest and other income for the three months ended November 30, 2005 primarily consisted of approximately $3.6 million of interest income on our cash, cash equivalents and short-term investment balances, partially offset by $1.7 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased as a result of the lower outstanding debt.

Interest and other income for the first half of fiscal year 2007 primarily consisted of approximately $13.1 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $2.1 million of interest expense and bank and other charges. Interest and other income for the first half of fiscal year 2006 primarily consisted of $6.5 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $2.9 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily due to lower outstanding debt.

Income Tax Provision (Benefit)

	Three Months Ended November 30,			Six Months Ended November 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
	(dollars in thousands)
Income tax provision (benefit)	$9,711	$(224,218)	$233,929	$22,055	$(222,382)	$244,437
Percentage of revenues	2.5%	(50.4)%		2.9%	(28.3)%

For the three and six months ended November 30, 2006, Palm’s income tax expense was $9.7 million and $22.1 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rate for the three and six months ended November 30, 2006 was 43%. The provision for income taxes for the three and six months ended November 30, 2006 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the six months ended November 30, 2006 reflect changes in all categories of deferred tax assets, including the utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions. During the quarter the Company also realized deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS No. 123(R). Accordingly, the Company recorded tax expense that resulted in an increase in additional paid-in capital related to options granted and vested prior to the adoption of SFAS No. 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter. The Company expects its tax rate to decline slightly in the remaining quarters of fiscal year 2007 due to the recent extension and expansion of the research and experimentation tax credit.

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

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2006 were $152.4 million, compared to $113.5 million at May 31, 2006. The increase of $38.9 million in cash and cash equivalents was primarily attributable to net income of $29.3 million, non-cash charges of $40.4 million, reduced for changes in assets and liabilities of $27.7 million. In addition, we had net sales of short-term investments of $42.1 million and $7.9 million of stock related activity. This was offset by $7.8 million in a repayment of debt, cash used for the purchase of property and equipment of $14.3 million, and cash used to repurchase and retire shares of $31.0 million. We anticipate our November 30, 2006 total cash, cash equivalents and short-term investments balance of $518.4 million will satisfy our operational cash flow requirements for at least the next twelve months including the anticipated impact of the share repurchase program approved by our Board of Directors in September 2006. Based on our current forecast, we do not anticipate any short-term or long-term deficiencies.

Net accounts receivable was $247.4 million at November 30, 2006, an increase of $43.1 million, or 21%, from $204.3 million at May 31, 2006. Days sales outstanding, or DSO, of receivables increased to 57 days at November 30, 2006 from 46 days at May 31, 2006. The increase in net accounts receivable and the increase in DSO is primarily due to the seasonal shipments of our handheld products and shipments of the Treo 680 late in the quarter as compared to the sales at the end of the fourth quarter of fiscal year 2006. We ended the second quarter of fiscal year 2007 with a cash conversion cycle of 2 days compared to 1 day at fiscal year end 2006. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

In September 2006, our Board of Directors authorized a stock buyback program to repurchase up to $250.0 million of our common stock. The program allows repurchases of our shares at our discretion, depending on market conditions, share price and other factors.

The stock repurchase program is designed to return value to our stockholders and minimize dilution from stock issuance. The program will be funded using our existing cash balance and future cash flows. The share repurchases will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.

During the three and six months ended November 30, 2006 we repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million. The repurchased shares have been subsequently retired.

Palm facilities are leased under operating leases that expire at various dates through January 2013.

In December 2001, Palm issued a subordinated convertible note in the principal amount of $50.0 million to Texas Instruments. In connection with the PalmSource distribution on October 28, 2003, the note was canceled and divided into two separate obligations. Palm retained an obligation in the amount of $35.0 million, or the Note, and the remainder was assumed by PalmSource. The Note was transferred from Texas Instruments to Metropolitan Life Insurance Company as of August 26, 2005, retaining the same terms. The Note bore interest at 5.0% per annum, and was repaid in December 2006 in accordance with its terms.

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company resulting in full rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $15.0 million as of November 30, 2006 and $22.5 million as of May 31, 2006.

Palm is a party to a software license agreement with PalmSource that grants Palm certain licenses to the Palm OS and other related software. This agreement was amended and restated in May 2005 to provide for continued development, manufacture and marketing of Palm products based on the Palm OS through 2009. Under the agreement, Palm agreed to pay PalmSource license and royalty fees based upon net revenue of its products which incorporate PalmSource software, as well as a source code license fee and maintenance and support fees. The initial source code license fee was $6.0 million paid in three equal annual installments of $2.0 million each in June 2003, June 2004 and June 2005. The continuing source code license fee was reduced under the amended and restated license agreement to $1.2 million and was payable in three equal annual installments of $0.4 million each in June 2006, June 2007 and June 2008. Annual maintenance and support fees were approximately $0.7 million per year. The amended and restated agreement included a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006.

In December 2006 Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm OS used in several Treo smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The new agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. The Company plans to ensure that applications now compatible with Palm OS Garnet will operate with little or no modification in future Palm products that employ Palm OS Garnet as the Company evolves it over time to support Palm’s product differentiation strategy.

In addition, Palm has secured an expansion of its existing patent license from ACCESS to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, subject to final review and acceptance, Palm will pay ACCESS a total of $44.0 million, which will be paid in Palm’s third quarter of fiscal year 2007, and will be recognized as an intangible asset and will be amortized over the next five years.

Palm also accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $42.5 million and $35.4 million as of November 30, 2006 and May 31, 2006, respectively, including estimated royalties of $35.5 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2006 and May 31, 2006 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2006, Palm’s commitments to contract with third-party manufacturers for inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $176.3 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at November 30, 2006) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.11% at November 30, 2006). The interest rate may vary based on fluctuations in market rates. Per the agreement, the line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of November 30, 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.8 million.

Palm has entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.3 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of November 30, 2006 Palm made its first payment of $0.3 million under the agreement. The remaining amount due under the agreement is $3.0 million as of November 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2006 would cause an immaterial decline in the fair value of our cash equivalents. As of November 30, 2006, we had short-term investments of $366.0 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2006 would cause a decline of less than 2%, or $4.4 million, in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

As of November 30, 2006 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our smartphone and handheld products are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required by law in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the carrier to return or obtain credits for products in inventory, or to cancel outstanding purchase orders.

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

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse effect on our business, results of operations and financial condition.

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

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than we compete in certain segments. In addition, many of our competitors have significantly greater engineering, technical, manufacturing, sales, marketing and financial resources and capabilities than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also be in a better position financially or otherwise to acquire and integrate companies and technologies that enhance their competitive positions and limit our competitiveness. In addition, they may devote greater resources to the development, promotion and sale of their products than we do. They may have lower costs and be better able to withstand lower prices in order to gain market share at our expense. They may also be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the mobile computing device market and gain market share. Finally, these competitors bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as High Tech Computer, or HTC, Motorola, Nokia, Research in Motion, or RIM, Samsung and Sony-Ericsson; computing device companies such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Medion and MiTac; consumer electronics companies, such as Garmin, NEC, Sharp Electronics and Yakumo; and a variety of early-stage technology companies.

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

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-customers, and there is also competition among Internet-based resellers. We also sell our products to end-customers from our Palm.com web site and our Palm stores. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and results of operations.

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

We rely on third parties, some of which are our competitors, to design, manufacture, distribute, warehouse and support our smartphone and handheld products, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.

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

Our product strategy is substantially dependent on the operating systems that we include in our mobile computing devices.

Many of our products, including all of our handheld computing products, have historically been and continue to be dependent on the competitiveness of the Palm OS platform. We originally developed the Palm OS before spinning it off into a separate company, PalmSource, in 2003. PalmSource was subsequently acquired by ACCESS Co., Ltd., or ACCESS, bringing the Palm OS under new management and control. We continued to innovate and customize on the version of the Palm OS that we licensed from PalmSource, and we recently obtained a license from ACCESS Systems (formerly PalmSource), the rights to modify the source code, and ownership of any improvements that we make to that version of the Palm OS. The Palm OS allows us to differentiate our products from the products of most of our competitors. We cannot assure you that the Palm OS or our efforts to customize and innovate using the Palm OS will continue to draw the customer interest necessary for the Palm OS to provide us with a level of competitive differentiation. Our business could also be harmed if we were to breach the license agreements and ACCESS Systems terminated the license.

Other than the restrictions on the use of certain trademarks and domain names, nothing prohibits ACCESS Systems or ACCESS from competing with Palm or offering the ACCESS Systems operating system to competitors of Palm. Palm and either ACCESS Systems or ACCESS may not be able to resolve any potential conflicts that may arise between us, which may damage our relationship with ACCESS Systems or ACCESS.

Although ACCESS Systems generally indemnifies us for damages arising from lawsuits involving the Palm OS, and from damages relating to intellectual property infringement by the Palm OS that occurred prior to the spin-off of PalmSource from Palm, we could still be adversely affected by a determination adverse to ACCESS Systems as a result of market uncertainty, or product changes that may be advisable or required due to such lawsuits, or the failure of ACCESS Systems or ACCESS to adequately indemnify us.

We have also introduced smartphones based on a version of Microsoft’s Windows Mobile OS. We cannot assure you that we will be able to sufficiently differentiate our smartphones from the multitude of other devices based on the Windows Mobile OS. Our business could also be harmed if we were to breach the license agreement and Microsoft terminated the license.

In addition, there is significant competition from makers of smartphones using other operating system software, including proprietary operating systems such as Symbian, open source operating systems, such as Linux, other proprietary operating systems and other software technologies, such as Java and RIM’s licensed technology. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments.

Our ability to develop the Palm OS and innovate on top of the Microsoft Windows Mobile OS will significantly impact the success of our products and the strength of our relationship with the carriers that carry our smartphones. If the use of these operating systems in our mobile computing devices does not continue to be competitive, our revenues and results of operations could be adversely affected.

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

We operate in the mobile computing device market which includes both smartphone and handheld products. Over the last few years, we have seen year-over-year declines in the volume of handheld devices while demand for smartphone devices has increased. Although we are the leading provider of handheld products and while we intend to maintain this leadership position, we have shifted our investment towards smartphone products in response to forecasted market demand trends. We cannot assure you that declines in the volume of handheld device units will not continue or that the growth of smartphone devices will offset any decline in handheld device sales. Nor can we assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for smartphone and handheld products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on smartphone and handheld products. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance between our smartphone and handheld products. We have shifted the focus of our engineering resources towards the smartphone opportunity. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

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

For example, many of our products are subject to laws and regulations that restrict the use of lead and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions began to apply on July 1, 2006 to the products we sell, and new recycling, labeling, financing and related requirements came into effect in August 2005 with respect to certain of our products. Failure to comply with applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe on or after July 1, 2006 are found to contain more than the permitted percentage of lead or another listed substance, it is possible that we could be forced to recall the products, which could lead to substantial replacement costs, contract damage claims from customers, and reputational harm. We are now and expect in the future to become subject to additional requirements in the United States, China and other parts of the world.

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

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure you that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones pose a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from wireless communications or handheld devices could adversely impact use of such devices or subject us to costly litigation and could harm our reputation, business, results of operations and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Over the past twelve months, we have experienced turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. For example, we moved into, invested in and committed ourselves to a six-year headquarters lease and have recently executed a new five–year, nine month lease for an additional facility which we will be investing in and occupying shortly, but our currently leased space may not be adequate for our needs over the full term of these leases. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options, other equity incentives or both. We also are in the process of opening and expanding design centers internationally, including China, and expanding our international workforce. Entry into new locations involves seeking initial management hiring and competing for technical talent in the local labor markets. For example, as we hire international personnel in new locations we need to familiarize ourselves with the local labor laws and regulations and competitive compensation practices. In addition, in China and other developing economies the competition for highly qualified and experienced technical talent is particularly high.

Palm’s practice has been to provide incentives to all of its employees through the use of broad-based stock option and other equity plans, but the number of shares available for new option and other forms of securities grants is limited and new accounting rules from the Financial Accounting Standards Board, or FASB, and other agencies concerning the expensing of stock options, which will require us and other companies to record substantial charges to earnings, may cause us to re-evaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

As part of our business strategy, we target customers and relationships with suppliers and original design manufacturers in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

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

ACCESS Systems may be required to indemnify us for tax liabilities we may incur in connection with the distribution of PalmSource common stock to our stockholders, and we may be required to indemnify ACCESS Systems for specified taxes.

We received a private letter ruling from the IRS to the effect that the distribution of the shares of PalmSource common stock held by us to our stockholders would not be taxable to our U.S. stockholders or us. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts have changed since the issuance of the ruling, we do not believe these changes will adversely affect us. We are not aware of any material change in the facts and circumstances of the distribution that would call into question the validity of the ruling. Notwithstanding the receipt of the ruling described above, the distribution may nonetheless be taxable to us under Section 355(e) of the Internal Revenue Code of 1986, as amended, if 50% or more of our stock or PalmSource stock is acquired as part of a plan or series of related transactions that include the PalmSource distribution.

Under the tax sharing agreement between ACCESS Systems (formerly PalmSource) and us, ACCESS Systems would be required to indemnify us if the sale of its common stock caused the distribution of PalmSource’s common stock to be taxable to us. In addition, under the tax sharing agreement, Palm has agreed to indemnify ACCESS Systems for certain taxes and similar obligations that ACCESS Systems could incur under certain circumstances. ACCESS Systems may not be able to adequately satisfy its indemnification obligation under the tax sharing agreement. Finally, although under the tax sharing agreement ACCESS Systems is required to indemnify us for its taxes, we may be held jointly and severally liable for taxes determined on a consolidated basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes stock repurchase activity for the three months ended November 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
September 1, 2006—September 30, 2006	1,458,300	$14.33	1,458,300	$14.33	$229,098,915
October 1, 2006—October 31, 2006 (1)	697,027	$14.46	695,884	$14.46	$219,037,247
November 1, 2006—November 30, 2006 (1)	281	$15.41	—	$—	$219,037,247

	2,155,608	$14.37	2,154,184	$14.37

(1)	During the three months ended November 30, 2006, the Company repurchased 1,424 shares of common stock at an average price of $14.98. These shares repurchased include those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of November 30, 2006 a total of approximately 174,000 shares may still be repurchased.

(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended November 30, 2006 the Company repurchased 2,154,184 shares of common stock at an average price of $14.37 per share. As of November 30, 2006, $219.0 million remains available for future repurchase.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of stockholders on October 5, 2006, the following two proposals were adopted.

Proposal I

To elect three Class I directors to Palm’s board of directors to hold office for a three-year term, expiring in 2009.

Director	Total Votes for Each Director	Total Votes Withheld from Each Director
William T. Coleman	91,077,387	1,700,732
Bruce W. Dunlevie	68,768,698	24,009,421
Robert C. Hagerty	91,076,412	1,701,707

In addition to the directors elected at the Annual Meeting, Gordon A. Campbell, Donna L. Dubinsky, Eric A. Benhamou, Edward T. Colligan, and D. Scott Mercer will continue to serve as directors of Palm.

Proposal II

To ratify the appointment of Deloitte & Touche LLP to serve as Palm’s independent public auditors for the fiscal year ending June 1, 2007.

Votes For	Votes Against	Votes Abstained	Non-Votes
92,405,874	265,402	106,843	—

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	10/5/06

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed herewith
		Form	File No.	Exhibit	Filing Date
10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re-seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.30	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.31	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: January 8, 2007	By:	/s/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	10/5/06

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re-seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006	10-Q	000-29597	10.27	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.30	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.31	Form of Performance Share Agreement for US Grantees under 1999 Stock Plan.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.