Form 10-Q
period 2007-03-02
PALM INC
filed 2007-04-05
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 2, 2007

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

As of March 30, 2007, 103,447,182 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 49 pages of which this page is number 1.

Palm, Inc. (*)

(*)	Palm’s 52-53 week fiscal year ends on the Friday nearest May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods presented are shown as ending on August 31, November 30, February 28, and May 31, as applicable.

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

Palm, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Revenues	$410,529	$388,540	$1,159,213	$1,175,373
Cost of revenues (*)	259,183	257,865	737,500	804,407

Gross profit	151,346	130,675	421,713	370,966

Operating expenses:
Sales and marketing (*)	68,949	53,464	185,859	153,360
Research and development (*)	50,619	38,298	133,763	98,536
General and administrative (*)	15,155	9,813	44,421	30,997
In-process research and development	3,700	—	3,700	—
Amortization of intangible assets	340	340	1,020	4,249
Restructuring charges	—	—	—	1,954

Total operating expenses	138,763	101,915	368,763	289,096

Operating income	12,583	28,760	52,950	81,870
Interest and other income (expense), net	5,181	3,406	16,143	6,980

Income before income taxes	17,764	32,166	69,093	88,850
Income tax provision (benefit)	6,007	2,227	28,062	(220,155)

Net income	$11,757	$29,939	$41,031	$309,005

Net income per share:
Basic	$0.12	$0.30	$0.40	$3.08

Diluted	$0.11	$0.28	$0.39	$2.95

Shares used in computing per share amounts:
Basic	102,142	101,109	102,607	100,172

Diluted	103,711	105,972	104,327	104,921

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$583	$3	$1,851	$13
Sales and marketing	1,423	166	4,681	586
Research and development	2,004	152	6,917	280
General and administrative	1,701	130	5,412	609

	$5,711	$451	$18,861	$1,488

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

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$181,970	$113,461
Short-term investments	322,115	405,433
Accounts receivable, net of allowance for doubtful accounts of $4,485 and $4,801, respectively	213,881	204,337
Inventories	37,505	58,010
Deferred income taxes	143,226	153,854
Investment for committed tenant improvements	2,609	3,967
Prepaids and other	11,697	10,937

Total current assets	913,003	949,999

Land held for sale	60,000	60,000
Property and equipment, net	34,914	22,990
Goodwill	167,911	166,538
Intangible assets, net	80,553	25,783
Deferred income taxes	257,374	260,713
Other assets	1,499	1,499

Total assets	$1,515,254	$1,487,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,616	$184,501
Income taxes payable	55,336	50,021
Accrued restructuring	5,673	7,209
Provision for committed tenant improvements	2,609	3,967
Current portion of long-term convertible debt	—	35,000
Other accrued liabilities	216,179	216,374

Total current liabilities	478,413	497,072

Non-current liabilities:
Non-current liabilities	8,243	6,545

Stockholders’ equity:
Preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 102,650 shares and 103,469 shares, respectively	103	103
Additional paid-in capital	1,473,500	1,475,319
Unamortized deferred stock-based compensation	—	(2,752)
Accumulated deficit	(447,050)	(488,081)
Accumulated other comprehensive income (loss)	2,045	(684)

Total stockholders’ equity	1,028,598	983,905

Total liabilities and stockholders’ equity	$1,515,254	$1,487,522

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income	$41,031	$309,005
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,008	12,294
Stock-based compensation	18,861	1,488
Amortization of intangible assets	3,820	4,249
In-process research and development	3,700	—
Deferred income taxes	15,613	(272,634)
Realized (gain) loss on equity investments	(100)	607
Excess tax benefit related to stock-based compensation	(3,049)	—
Tax benefit related to stock options	—	5,843
Changes in assets and liabilities:
Accounts receivable	(9,544)	21,084
Inventories	20,505	(15,521)
Prepaids and other	303	(964)
Accounts payable	14,115	20,805
Income taxes payable	5,745	41,192
Accrued restructuring	(1,536)	(5,717)
Other accrued liabilities	5,813	44,558

Net cash provided by operating activities	125,285	166,289

Cash flows from investing activities:
Purchase of brand name intangible	(44,000)	—
Purchase of property and equipment	(19,623)	(15,686)
Sale of short-term investments	598,552	349,935
Purchase of short-term investments	(512,248)	(521,446)
Cash paid for acquisitions	(19,000)	—

Net cash provided by (used in) investing activities	3,681	(187,197)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	10,501	24,387
Purchase and subsequent retirement of common stock	(30,963)	—
Excess tax benefit related to stock-based compensation	3,049	—
Repayment of debt	(43,044)	—

Net cash (used in) provided by financing activities	(60,457)	24,387

Change in cash and cash equivalents	68,509	3,479
Cash and cash equivalents, beginning of period	113,461	128,164

Cash and cash equivalents, end of period	$181,970	$131,643

Other cash flow information:
Cash paid for income taxes	$7,139	$4,405

Cash paid for interest	$1,724	$1,773

Non-cash investing and financing activities:
Liability for property and equipment acquired	$2,309	$—

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of February 28, 2007 and results of operations for the three and nine months ended February 28, 2007 and 2006 and cash flows for the nine months ended February 28, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006. The results of operations for the nine months ended February 28, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period. Palm was incorporated in 1992 as Palm Computing, Inc. In 1995, the Company was acquired by U.S. Robotics Corporation. In 1996, the Company sold its first handheld computer, quickly establishing a significant position in the handheld computing industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate the handheld device business from 3Com’s business to form an independent, publicly-traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.

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

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. Palm is required to adopt SFAS No. 157 for the fiscal year beginning June 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended February 28, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Numerator:
Numerator for basic net income per share	$11,757	$29,939	$41,031	$309,005
Effect of dilutive securities:
Interest expense on convertible debt, net of taxes	—	263	—	788

Numerator for diluted net income per share	$11,757	$30,202	$41,031	$309,793

Denominator:
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	102,142	101,109	102,607	100,172
Effect of dilutive securities:
Restricted stock awards subject to repurchase	13	47	18	35
Convertible debt	—	1,084	—	1,084
Stock options and employee stock purchase plan	1,546	3,732	1,697	3,630
Restricted stock units	10	—	5	—

Shares used to compute diluted net income per share	103,711	105,972	104,327	104,921

Basic net income per share	$0.12	$0.30	$0.40	$3.08

Diluted net income per share	$0.11	$0.28	$0.39	$2.95

Weighted options to purchase Palm common stock of approximately 12,366,000 and 1,196,000 for the three months ended February 28, 2007 and 2006, respectively, and approximately 11,163,000 and 4,586,000, for the nine months ended February 28, 2007 and 2006, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounted for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt was assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt was added back to net income. During the three months ended February 28, 2007, Palm retired its outstanding convertible debt. For the nine months ended February 28, 2007 approximately 1,084,000 shares, were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

4.	Stock-Based Compensation

On June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees. In January 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service period. Palm’s share-based awards include stock options, restricted stock awards, restricted stock units and Palm’s Employee Stock Purchase Plan.

Prior to the adoption of SFAS No. 123(R), Palm applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. In addition, the Company applied the disclosure provisions of SFAS No. 123 as amended by

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value based method had been applied in measuring compensation expense. For restricted stock awards, the valuation and calculation of compensation expense under APB No. 25 and SFAS No. 123(R) is the same.

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and to any outstanding share-based awards that were issued but not vested as of June 1, 2006. Accordingly, Palm’s condensed consolidated financial statements as of February 28, 2006 and for the three and nine months then ended have not been restated to reflect the impact of SFAS No. 123(R).

As required by SFAS No. 123(R), the Company reclassified the unamortized deferred stock-based compensation of $2.8 million on June 1, 2006 to additional paid-in capital.

As of February 28, 2007, the Company has three share-based employee compensation plans: the 1999 Employee Stock Purchase Plan, the 1999 Stock Plan, and the 2001 Stock Option Plan for Non-employee Directors.

1999 Employee Stock Purchase Plan

Palm has an employee stock purchase plan, or ESPP, under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees can purchase shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, whichever price is lower, over a two-year period. The number of shares authorized for issuance is limited to a total of 3,000 shares per participant per offering period. Under the terms of the ESPP, at each purchase date, the exercise price of an outstanding subscription is automatically reset to 85% of the current stock price for the next purchase if the current price of the stock is less than the original subscription price. These repricings are accounted for as a modification to the original offer, resulting in $0.8 million to be recognized over the term of the new offering. All participants in the reset offering are enrolled in the new offering. As of February 28, 2007, approximately 7,703,000 shares were reserved for future issuance under the ESPP.

Stock Option Plans

Under the 1999 Stock Plan, Palm may grant restricted stock awards, stock appreciation rights, performance units, performance shares, or restricted stock units, and options to purchase shares of common stock to employees, directors and consultants. As of February 28, 2007, 21,818,000 shares of common stock have been reserved for issuance and 7,829,000 are available for future grant under the stock option plan. Stock options are generally granted at not less than the fair market value on the date of grant, typically vest over a two- to four-year period and generally expire seven to ten years after the date of grant. Palm also grants restricted stock awards, under which shares of common stock are issued at par value to key employees and officers, subject to vesting restrictions. Restricted stock issued under the plan generally vests annually over two to four years but is considered outstanding at the time of grant. Restricted stock units are granted at par value to employees, officers and directors, subject to vesting restrictions. Restricted stock units issued under the plan generally vest annually over four years.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding under these plans (1,131,000 shares at February 28, 2007), there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans.

2001 Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made. As of February 28, 2007, 1,645,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 871,000 shares of common stock were available for future grant.

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

Under both SFAS No. 123(R) and SFAS No. 123 Palm used the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards and employee stock purchase plan. There was a new employee stock purchase plan offering period beginning in October 2006 with the following assumptions: risk-free interest rate of 4.8%, volatility of 44%, option term of 1.25 years, dividend yield of 0.0%, and weighted average fair value at date of grant of $3.75. There were no other offerings during fiscal year 2007. The key assumptions used in the valuation model for option awards during the three and nine months ended February 28, 2007 and 2006 are provided below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Assumptions applicable to stock options:
Risk-free interest rate	4.7%	4.6%	4.7%	4.3%
Volatility	41%	75%	42%	75%
Option term (in years)	3.50	3.49	3.49	3.47
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$5.04	$9.69	$5.15	$7.65

Stock-Based Compensation Expense

Stock-based compensation expense in the three and nine months ended February 28, 2007 includes (i) compensation expense for stock options granted prior to June 1, 2006 but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), (iii) compensation expense for the Company’s ESPP, (iv) compensation expense for restricted stock awards that are not yet vested based on the grant date intrinsic value and (v) compensation expense for restricted stock units that are not yet vested based on the grant date intrinsic value. Total stock-based compensation recognized on Palm’s condensed consolidated statement of income for the three and nine months ended February 28, 2007 is as follows (in thousands):

	Option Grants	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Three months:
Income statement classifications:
Cost of revenues	$503	$74	$—	$6	$583
Sales and marketing	1,101	237	20	65	1,423
Research and development	1,561	391	4	48	2,004
General and administrative	1,368	105	195	33	1,701

	$4,533	$807	$219	$152	$5,711

	Option Grants	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Nine months:
Income statement classifications:
Cost of revenues	$1,575	$270	$—	$6	$1,851
Sales and marketing	3,682	872	60	67	4,681
Research and development	5,436	1,421	12	48	6,917
General and administrative	4,398	382	585	47	5,412

	$15,091	$2,945	$657	$168	$18,861

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

The total income tax benefit realized from stock option exercises and ESPP rights in the three and nine months ended February 28, 2007 was $1.1 million and $2.5 million, respectively.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the three and nine months ended February 28, 2006 (in thousands, except per share amounts):

	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Net income, as reported	$29,939	$309,005
Add: Stock-based compensation expense included in reported net income, net of related tax effects	451	1,488
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,765)	(16,032)

Pro forma net income	$24,625	$294,461

Net income per share, as reported:
Basic	$0.30	$3.08

Diluted	$0.28	$2.95

Pro forma net income per share:
Basic	$0.24	$2.94

Diluted	$0.24	$2.82

Stock-Based Options and Awards Activity

The following table sets forth the summary of option activity under the Company’s stock option program for the nine months ended February 28, 2007 (dollars and shares in thousands, except per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning of period	14,769	$13.09
Options granted	3,057	$14.26
Options exercised	(1,053)	$6.92
Options canceled	(1,056)	$17.33

End of period	15,717	$13.44	7.3	$84,589

Options vested and expected to vest at February 28, 2007	13,330	$13.25	7.2	$75,273
Exercisable at February 28, 2007	7,362	$12.16	6.7	$52,116

The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $18.30 as of February 28, 2007, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $5.1 million and $9.0 million for the three and nine months ended February 28, 2007, respectively, and $15.7 million and $24.9 million for the three and nine months ended February 28, 2006, respectively.

As of February 28, 2007, there was $22.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to Palm employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over the next 1.8 years.

The options outstanding and exercisable as of February 28, 2007 have been segregated into ranges for additional disclosure as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in years)
$ 0.29 to $ 5.60	1,988	$3.75	4.8	1,966	$3.74
$ 5.61 to $ 12.36	1,586	$9.47	6.6	1,121	$8.86
$12.37 to $ 12.47	1,866	$12.46	8.7	537	$12.46
$12.48 to $ 13.99	1,420	$13.62	7.9	442	$13.51
$14.00 to $ 14.01	1,894	$14.01	6.8	79	$14.01
$14.02 to $ 14.99	1,581	$14.47	7.8	435	$14.43
$15.00 to $ 15.30	2,062	$15.29	7.6	1,143	$15.29
$15.31 to $ 16.56	1,573	$16.22	7.7	987	$16.23
$16.57 to $ 23.16	1,662	$18.87	8.3	586	$18.31
$23.17 to $411.53	85	$98.49	4.9	66	$120.78

$ 0.29 to $411.53	15,717	$13.44	7.3	7,362	$12.16

A summary of Palm’s non-vested restricted stock awards as of February 28, 2007 and the changes during the nine months ended February 28, 2007 are as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
Beginning of period	188	$16.72
Awarded	—	$—
Released	(32)	$14.69
Forfeited	—	$—

End of period	156	$17.14

The weighted average estimated intrinsic value of restricted stock awards granted was $13.65 per share during the nine months ended February 28, 2006. As of February 28, 2007, total unrecognized compensation costs related to non-vested restricted stock awards was $2.1 million, which is expected to be recognized over the next 2.3 years.

A summary of Palm’s restricted stock units as of February 28, 2007 and the changes during the nine months ended February 28, 2007 are as follows (dollars and shares in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning of period	—	$—
Awarded	189	$14.25
Released	—	$—
Forfeited	(3)	$14.03

End of period	186	$14.26	2.1	$3,411

Restricted stock units vested and expected to vest at February 28, 2007	113	$14.30	1.8	$2,068

As of February 28, 2007, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was $1.4 million, which is expected to be recognized over the next 2.1 years.

A summary of Palm’s ESPP as of February 28, 2007 and the changes during the nine months ended February 28, 2007 are as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding/Exercisable at February 28, 2007	837	$13.36	0.9	$4,273

ESPP shares vested and expected to vest at February 28, 2007	656	$13.48	0.8	$3,280

The remaining unrecognized compensation cost for the ESPP plan at February 28, 2007 of $2.0 million is expected to be recognized over the next 0.9 years.

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

During the three months ended February 28, 2007, no shares were repurchased under the stock buyback program. During the nine months ended February 28, 2007, the Company repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during the nine months ended February 28, 2007. The repurchased shares have been subsequently retired.

6.	Business Combinations

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. The Company expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million are comprised of $19.0 million in cash, of which $2.5 million was deposited with an escrow agent pursuant to the terms of the escrow agreements and $0.2 million in direct transaction costs that Palm expects to incur. These acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

The Company has performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. The Company acquired $14.6 million of intangible assets consisting of $13.7 million in core-technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of approximately 79 months. Additionally, approximately $3.7 million of the purchase prices represented in-process research and development, or IPR&D, that had not yet reached technological feasibility, had no future alternative use and was charged to operations. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, was $0.9 million and is expected to be fully deductible for tax purposes.

The results of operations for the acquisitions completed during the nine months ended February 28, 2007 have been included in the Company’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are considered immaterial for purposes of pro forma financial disclosures.

7.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balance, May 31, 2005	$249,161
Goodwill adjustments	(82,623)

Balance, May 31, 2006	166,538
Acquisition of businesses	916
Goodwill adjustments	457

Balance, February 28, 2007	$167,911

Goodwill adjustments during fiscal year 2006 of approximately $82.6 million are primarily the result of the release of the valuation allowance of the deferred tax assets associated with the Handspring acquisition. For the nine months ended February 28, 2007 goodwill increased by approximately $1.4 million due to the acquisition of the assets of two sole proprietorships resulting in goodwill of $0.9 million and the recognition of foreign tax loss carry forwards associated with the Handspring acquisition of $0.5 million. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

8.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (months)	February 28, 2007			May 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(2,437)	$24,763	$27,200	$(1,417)	$25,783
Palm OS Garnet license	60	44,000	(2,800)	41,200	—	—	—
Core technology	83	13,670	—	13,670	—	—	—
Contracts and customer relationships	12	400	—	400	—	—	—
Non-compete covenants	36	520	—	520	—	—	—

		$85,790	$(5,237)	$80,553	$27,200	$(1,417)	$25,783

Amortization expense related to intangible assets was $3.1 million and $0.3 million for the three months ended February 28, 2007 and 2006, respectively, and $3.8 million and $4.2 million for the nine months ended February 28, 2007 and 2006, respectively.

The following table presents the estimated future amortization of intangible assets (in thousands):

Three months ending May 31, 2007	$3,795
Fiscal Year
2008	15,481
2009	15,147
2010	11,204
2011	8,078
2012	5,874
Thereafter	20,974

$80,553

In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company and its rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. Under the agreement, Palm will pay $30.0 million in installments over 3.5 years (net present value of $27.2 million) and has granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period.

In December 2006, Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for

Palm OS Garnet, the version of the Palm OS used in several Treo smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The new agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. The Company plans to ensure that applications now compatible with Palm OS Garnet will operate with little or no modification in future Palm products that employ Palm OS Garnet as the Company evolves it over time to support Palm’s product differentiation strategy. In addition, Palm has secured an expansion of its existing patent license from ACCESS Systems to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, Palm paid ACCESS Systems a total of $44.0 million in the third quarter of fiscal year 2007 and will amortize the intangible asset over the next five years.

9.	Comprehensive Income

The components of comprehensive income are (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Net income	$11,757	$29,939	$41,031	$309,005
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	241	(690)	2,691	(1,569)
Recognized (gain) loss included in earnings	10	5	(100)	607
Accumulated translation adjustments	154	285	138	213

	$12,162	$29,539	$43,760	$308,256

10.	Cash and Available-for-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	February 28, 2007			May 31, 2006
	Adjusted Cost	Unrealized Gain/(Loss)	Carrying Value	Adjusted Cost	Unrealized Gain/(Loss)	Carrying Value
Cash	$67,778	$—	$67,778	$62,077	$—	$62,077
Cash equivalents, money market funds	114,192	—	114,192	51,384	—	51,384

Total cash and cash equivalents	$181,970	$—	$181,970	$113,461	$—	$113,461

Short-term investments:
Federal government obligations	$133,110	$200	$133,310	$191,847	$(1,537)	$190,310
State and local government obligations	14,850	—	14,850	14,000	—	14,000
Corporate notes/bonds	168,703	427	169,130	173,789	(330)	173,459
Foreign corporate notes/bonds	4,810	15	4,825	27,745	(81)	27,664

	$321,473	$642	$322,115	$407,381	$(1,948)	$405,433

Investment for committed tenant improvements, money market funds	$2,609	$—	$2,609	$3,967	$—	$3,967

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

11.	Inventories

Inventories consist of the following (in thousands):

	February 28, 2007	May 31, 2006
Finished goods	$35,698	$57,239
Work-in-process and raw materials	1,807	771

	$37,505	$58,010

12.	Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land not in use to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company will sell these 39 acres of land for a total purchase price of $70.0 million. On March 9, 2007 the Buyer and Palm entered an amendment to the Agreement reducing the purchase price to $66.0 million in consideration for the elimination of Palm’s obligation to have retained from the sales proceeds the sum of $5.0 million, which sum was intended to be applied to possible traffic mitigation fees charged by the City of San Jose in connection with the Buyer’s proposed development of the property. The Buyer has delivered deposits to an escrow agent totaling $0.7 million, all of which are non-refundable to the Buyer except in the event of certain defaults by Palm under the Agreement. Subject to the satisfaction of certain closing conditions, the sale is expected to close in May 2007.

13.	Deferred Income Taxes

As of February 28, 2007, Palm had operating loss carryforwards for federal tax purposes totaling approximately $347 million. Palm also had approximately $234 million of remaining federal and state operating loss carryforwards acquired through business combinations, state net operating loss carryforwards of approximately $60 million and federal and state research and experimental credit carryforwards and foreign tax credits of approximately $59 million. Palm also has federal and state alternative minimum tax credit carryforwards of approximately $2 million. The net operating loss carryforwards have been offset by a valuation allowance of $7.7 million, tax effected, relating to stock option deductions not yet realized in conformity with SFAS No. 123(R). The remaining valuation allowance of $1.6 million at February 28, 2007 consists of an allowance for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not.

For the three and nine months ended February 28, 2007, Palm’s income tax expense was $6.0 million and $28.1 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rate for the three and nine months ended February 28, 2007 was 33.8% and 40.6%, respectively. The provision for income taxes for the three and nine months ended February 28, 2007 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, tax credits, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the nine months ended February 28, 2007 reflect changes in all categories of deferred tax assets, including the utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions. During the quarter the Company also realized deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS No. 123(R). Accordingly, the Company recorded tax expense that resulted in an increase in additional paid-in capital related to options granted and vested prior to the adoption of SFAS No. 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter.

14.	Commitments

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

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company and its rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $15.0 million as of February 28, 2007 and $22.5 million as of May 31, 2006.

Palm accrues for royalty obligations to certain technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $29.0 million and $35.4 million as of February 28, 2007 and May 31, 2006, respectively, including estimated royalties of $21.2 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2007 and May 31, 2006 or for the reported results for the three and nine months ended February 28, 2007 and 2006. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2007 and May 31, 2006, Palm’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $158.8 million and $163.1 million, respectively.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at February 28, 2007) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.08% at February 28, 2007). The interest rate may vary based on fluctuations in market rates. The line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of February 28, 2007 and May 31, 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.3 million and $10.2 million, respectively.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of February 28, 2007 Palm made payments of $0.5 million under the agreement. The remaining amount due under the agreement is $2.8 million as of February 28, 2007.

Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of the E-Pass Technologies litigation. (See Note 16 to condensed consolidated financial statements.)

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

Changes in the product warranty accrual are (in thousands):

	Nine Months Ended February 28,
	2007	2006
Balance, beginning of period	$42,909	$19,653
Payments made	(57,193)	(60,777)
Change in liability for product sold during the period	59,794	74,971
Change in liability for pre-existing warranties	(4,481)	6,749

Balance, end of period	$41,029	$40,596

15.	Restructuring Charges

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

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, primarily in Europe, of approximately 20 regular employees. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cash payments of $2.1 million were made related to these workforce reductions as of May 31, 2006. Cost reduction actions initiated in the second quarter of fiscal year 2006 are complete.

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

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of February 28, 2007, the balance consists of lease commitments, payable over approximately five years, offset by estimated sublease proceeds of approximately $15.0 million.

The restructuring action recorded in connection with the Handspring acquisition included $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits, costs to exit certain facilities and other costs associated with the acquisition, as a net increase in goodwill. As of May 31, 2005, cost reduction actions initiated in connection with the Handspring acquisition were complete, except for remaining contractual payments for excess facilities.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2006 Action	Q1 2004 Action	Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Excess Facilities Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2005	$—	$344	$12,894	$2,162	$15,400
Restructuring adjustments	2,050	—	—	(1,258)	792
Cash payments	(2,050)	(344)	(6,260)	(329)	(8,983)

Balance, May 31, 2006	—	—	6,634	575	7,209
Cash payments	—	—	(1,339)	(197)	(1,536)

Balance, February 28, 2007	$—	$—	$5,295	$378	$5,673

16.	Litigation

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

In February 2000, E-Pass Technologies, Inc. filed suit against 3Com, Inc. in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case was transferred to the United States District Court for the Northern District of California. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like” and inducement to infringe the same patent. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. On February 9, 2004, E-Pass filed another lawsuit in the United States District Court for the Northern District of California naming Palm, Handspring and PalmSource as defendants. This second suit alleges infringement, contributory infringement and inducement of infringement of the same patent, but identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Palm filed motions for summary judgment in all cases. On March 17, 2006, the Court granted Palm’s summary judgment motions and entered judgment in favor of Palm and the other co-defendants. E-Pass has appealed that ruling to the Court of Appeals for the Federal Circuit, or CAFC. On January 12, 2007 the CAFC unanimously upheld the summary judgments in favor of Palm and the co-defendants and subsequently denied E-Pass’s request for a rehearing. Pursuant to the agreements relating to Palm’s separation from 3Com, Palm has agreed to defend, and may be required to indemnify and hold harmless 3Com from any liabilities and damages arising out of this case.

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

On November 6, 2006, NTP, Inc. filed suit against Palm in the Eastern District of Virginia. In the lawsuit, entitled NTP, Inc. v. Palm, Inc., NTP alleges direct and indirect infringement of seven patents and seeks unspecified compensatory and treble damages and to enjoin Palm from infringing the patents in the future. On December 22, 2006, Palm responded to the complaint. Palm also moved to stay the litigation pending conclusion and any appeal of reexamination proceedings currently before the U.S. Patent and Trademark Office. On March 22, 2007 the Court granted Palm’s motion and ordered the case be stayed “…until the validity of the patents-in-suit is resolved at the Patent and Trademark Office and through any consequent appeals.”

On March 21, 2005, M-F Downtown Sunnyvale, LLC and M-D Ventures, Inc. filed a case against palmOne, Inc. in the California Superior Court for Santa Clara County captioned M-F Downtown Sunnyvale, LLC; and M-D Ventures, Inc. v. palmOne, Inc., et al. The complaint alleges damages in the amount of not less than $3,612,240 arising from Palm’s breach of contract and breach of the covenant of good faith and fair dealing regarding a Warrant to Purchase Common Stock issued by Handspring, Inc. and assumed by Palm in connection with its purchase of Handspring. The case is scheduled for trial in May 2007.

17.	Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement includes a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006 at which time the agreement expired. Under the software license and source code agreement, Palm incurred expenses of $8.1 million during the three months ended February 28, 2006 and $22.8 million and $35.5 million during the nine months ended February 28, 2007 and 2006, respectively. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004. On November 14, 2005, PalmSource was acquired by ACCESS Co., Ltd.

Other Transactions and Relationships

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three and nine months ended February 28, 2007 and 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods presented have been presented as ending on February 28.

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

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, as amended, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return, rebates and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights at the time the related sale is recorded. The estimates for returns are adjusted periodically based upon historical rates of returns and other related factors. The estimates and reserves for rebates and price protection are based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Revenue from software arrangements with end users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. Deferred revenue, when applicable, is recorded for post-contract support and any other future deliverables, and is recognized over the support period or as the elements of the agreement are delivered. Vendor specific objective evidence of the fair value of the elements contained in software arrangements is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management.

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

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $29.0 million and $35.4 million as of February 28, 2007 and May 31, 2006, respectively, including estimated royalties of $21.2 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2007 and May 31, 2006 or for the reported results for the three and nine months ended February 28, 2007 and 2006. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

During the first quarter of fiscal year 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payments. We elected the modified prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of February 28, 2007, the Company would require approximately $836 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize the net deferred tax assets. Based upon the Company’s historical results for the most recent fiscal periods, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis.

Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Revenues	$410,529	$388,540	$21,989	$1,159,213	$1,175,373	$(16,160)

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for the three months ended February 28, 2007 increased approximately 6% from the three months ended February 28, 2006. Smartphone revenue was $354.1 million for the three months ended February 28, 2007 and increased 23% from $288.5 million for the three months ended February 28, 2006. Handheld revenue was $56.4 million for the three months ended February 28, 2007 and decreased 44% from $100.0 million for the three months ended February 28, 2006. During the three months ended February 28, 2007, net device units shipped were 1,051,000 units at an average selling price of $379. During the three months ended February 28, 2006, net device units shipped were 1,075,000 units at an average selling price of $343. The unit shipments were down approximately 2% and the average selling price was up approximately 11% in the three months ended February 28, 2007 as compared to the same period a year ago. Of the 6% increase in revenues, the increase in average selling prices contributed approximately 10 percentage points and unit shipments and lower accessories sales offset this increase by approximately 4 percentage points. The increase in average selling price reflects a continuing shift towards smartphones, which carry a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices. The decrease in unit shipments is due to a decline in handheld unit shipments as a result of a declining handheld market.

International revenues were approximately 23% of worldwide revenues in the three months ended February 28, 2007 compared with approximately 20% in the three months ended February 28, 2006.

International revenues increased by 4 percentage points compared to an increase in United States revenues of 2 percentage points, resulting in a 6% increase in worldwide revenues in the three months ended February 28, 2007 as compared to the three months ended February 28, 2006. Average selling prices for our devices increased in the United States by 4% and increased internationally by approximately 36% during the three months ended February 28, 2007 from the three months ended February 28, 2006. The increase in average selling price in the United States is primarily the result of a greater mix of recently introduced products at higher average selling prices. The increase in the average selling price internationally is primarily the result of a shift towards smartphones, which carry a higher average selling price. Net units sold remained consistent in the United States and decreased 7% internationally from the year-ago period. The decrease in net units sold internationally is primarily due to a decrease in handheld unit sales for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006. This decrease was partially offset by an increase in international unit sales of smartphone devices.

Revenues for the nine months ended February 28, 2007 decreased approximately 1% from the nine months ended February 28, 2006. Smartphone revenue was $905.8 million for the nine months ended February 28, 2007 and increased 15% from $786.0 million for the nine months ended February 28, 2006. Handheld revenue was $253.4 million for the nine months ended February 28, 2007 and decreased 35% from $389.4 million for the nine months ended February 28, 2006. During the nine months ended February 28, 2007, net device units shipped were 3,242,000 units at an average selling price of $346. During the nine months ended February 28, 2006, net device units shipped were 3,630,000 units at an average selling price of $307. The unit shipments were down approximately 11% and the average selling price was up approximately 13% in the nine months ended February 28, 2007 as compared to the same period a year ago. Of the 1% decrease in revenues, unit shipments and accessories sales decreased approximately 13 percentage points, partially offset by an increase in average selling prices of approximately 12 percentage points. The increase in average selling price reflects a greater mix of recently introduced smartphone products at higher average selling prices.

International revenues were approximately 25% of worldwide revenues in the nine months ended February 28, 2007 compared with approximately 24% in the nine months ended February 28, 2006.

International revenues increased by 1 percentage point and were offset by a 2 percentage point decrease in United States revenues, resulting in a 1% decrease in worldwide revenues in the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006. Average selling prices for our devices increased in the United States by 9% and increased internationally by approximately 22% during the nine months ended February 28, 2007 from the nine months ended February 28, 2006. The increase in average selling price in the United States and internationally is primarily the result of the continuing shift towards smartphones, which carry a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices. Net units sold decreased approximately 10% in the United States and decreased 13% internationally from the year-ago period. The decrease in net units sold in the United States and internationally is primarily due to a decrease in handheld unit sales for the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006.

Total Cost of Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Cost of revenues	$259,183	$257,865	$1,318	$737,500	$804,407	$(66,907)
Applicable portion of amortization of intangible assets	—	—	—	—	375	(375)

Total cost of revenues	$259,183	$257,865	$1,318	$737,500	$804,782	$(67,282)

Percentage of revenues	63.1%	66.4%		63.6%	68.5%

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the table above. Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues decreased by 3.3% to 63.1% for the three months ended February 28, 2007 from 66.4% for the three months ended

February 28, 2006. The decrease in cost of revenues as a percentage of revenues for the three months ended February 28, 2007 is primarily the result of approximately 2.1 percentage points of lower product costs related to a shift in product mix. In addition, we experienced a 0.8 percentage point decrease in OS royalty rates primarily because the quarterly amortization costs of the new ACCESS license agreement entered into in December 2006 is less than the per-unit royalty payments paid under the original agreement. Warranty costs decreased 0.6 percentage points due to lower per unit repair costs. We also experienced a decrease in technical service costs of approximately 0.3 percentage points due to lower call center volume. Partially offsetting these decreases was an increase in scrap and rework of 0.7 percentage points as a result of open-box returns.

Cost of revenues as a percentage of revenues decreased by 4.9% to 63.6% for the nine months ended February 28, 2007 from 68.5% for the nine months ended February 28, 2006. The decrease is primarily the result of approximately 2.7 percentage points of lower product costs. In addition, we experienced a 2.4 percentage point decrease in warranty expenses due to lower rates of warranty returns and lower per unit repair costs in the current period as compared to the same period a year ago. Partially offsetting these decreases was an increase in our OS royalty rates during the nine months ended February 28, 2007 compared to the same period last year due to a shift in revenue mix to Windows-based smartphone products, which have a higher OS cost as compared to the Palm OS cost, contributing approximately 0.1 percentage points. We also experienced an increase in technical service costs of approximately 0.1 percentage points due to higher call center costs on average during the nine months ended February 28, 2007.

The ‘Amortization of intangible assets’ applicable to the cost of revenues decreased $0.4 million during the nine months ended February 28, 2007 compared to nine months ended February 28, 2006, due to the intangible assets acquired in the Handspring acquisition becoming fully amortized in fiscal year 2006.

Sales and Marketing

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Sales and marketing	$68,949	$53,464	$15,485	$185,859	$153,360	$32,499
Percentage of revenues	16.8%	13.8%		16.0%	13.0%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in the three months ended February 28, 2007 increased approximately 29% from the three months ended February 28, 2006. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to several factors. Product promotional programs and advertising increased approximately $10.2 million during the current period as compared to the comparable period a year ago primarily as a result of increased product advertising and also as a result of units provided to our carrier partners for product certification and demonstration purposes. Consulting services increased $1.7 million to support our web store activities. We also experienced an increase in employee related expenses of approximately $1.7 million resulting from an increase in our headcount during the three months ended February 28, 2007 by approximately 20 employees compared to the comparable quarter a year ago and associated travel and related costs to support our increased sales and marketing activity. In addition, we experienced increases in marketing development expenses with our carrier and retail customers of approximately $0.8 million as a result of our increased revenues. These increases were partially offset by a decrease in allocated information technology costs of $0.2 million. Stock-based compensation expense increased $1.3 million during the current period as a result of the adoption of SFAS No. 123(R).

Sales and marketing expenses in the nine months ended February 28, 2007 increased approximately 21% from the nine months ended February 28, 2006. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to several factors. Product promotional programs and advertising increased approximately $22.9 million during the current period as compared to the comparable period a year ago primarily as a result of increased product advertising and also as a result of units provided to our carrier partners for product certification and demonstration purposes. An increase in employee related expenses of approximately $4.3 million resulted from an increase in our headcount during the nine months ended February 28, 2007 and associated travel and related costs to support our increased sales and marketing activity. In addition, we experienced increases in consulting services of $3.8 million to support our product services and web site activities. These increases were partially offset by reduced marketing development expenses with our carrier and retail customers of approximately $2.3 million associated with our decreased revenues compared to the same period last year, in addition to a $0.6 million decrease in allocated information technology costs. Stock-based compensation expense increased $4.1 million during the current period as a result of the adoption of SFAS No. 123(R).

Research and Development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Research and development	$50,619	$38,298	$12,321	$133,763	$98,536	$35,227
Percentage of revenues	12.3%	9.9%		11.5%	8.4%

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended February 28, 2007 increased approximately 32% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended February 28, 2007 is due to several factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $4.7 million, reflecting our commitment to the development of our smartphone products. Employee related expenses increased approximately $3.2 million due to approximately 130 additional employees hired to support our commitment to the development of smartphone products. Consulting expense increased by approximately $1.7 million to further support our efforts in the smartphone space. Allocated information technology costs also increased approximately $0.9 million as a result of our increased headcount. Stock-based compensation expense increased $1.9 million during the current period as a result of the adoption of SFAS No. 123(R).

Research and development expenses during the nine months ended February 28, 2007 increased approximately 36% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the nine months ended February 28, 2007 is due to several factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $13.9 million, reflecting our commitment to the development of our smartphone products. An increase in employee related expenses of approximately $7.9 million reflected an increase of additional employees hired to support our commitment to the development of smartphone products. Consulting expense increased by approximately $4.0 million to further support our efforts in the smartphone space. Allocated information technology costs also increased approximately $2.8 million as a result of our increased headcount. Stock-based compensation expense increased $6.6 million during the nine months ended February 28, 2007 as a result of the adoption of SFAS No. 123(R).

General and Administrative

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
General and administrative	$15,155	$9,813	$5,342	$44,421	$30,997	$13,424
Percentage of revenues	3.7%	2.5%		3.8%	2.6%

General and administrative expenses consist principally of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The increase in absolute dollars and as a percentage of revenues for the three months ended February 28, 2007 is due to several factors. Professional and legal expenses increased by approximately $3.1 million, primarily related to settlement costs of one lawsuit and defense of patent litigation in the current period. An increase in employee-related expenses of approximately $0.5 million was the result of an increase in our headcount of approximately 15 additional employees hired to support our infrastructure. The charge for our allowance for doubtful accounts also increased by $0.4 million as a result of higher accounts receivable balances at the end of the period. Stock-based compensation expense increased $1.6 million during the current period as a result of the adoption of SFAS No. 123(R).

The increase in general and administrative expenses in absolute dollars and as a percentage of revenues for the nine months ended February 28, 2007 is due to several factors. Professional and legal expenses increased by approximately $5.1 million, primarily for the settlement of three lawsuits, defense of patent litigation and patent filings. The charge for our allowance for doubtful accounts increased by $1.6 million as a result of higher accounts receivable balances at the end of the period. An increase in employee-related expenses of approximately $1.2 million was the result of an increase in our headcount to support our infrastructure. Stock-based compensation expense increased $4.8 million during the current period as a result of the adoption of SFAS No. 123(R).

In-process research and development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
In-process research and development	$3,700	$—	$3,700	$3,700	$—	$3,700
Percentage of revenues	0.9%	—%		0.3%	—%

In-process research and development for the three and nine months ended February 28, 2007 in absolute dollars was the result of the acquisitions of assets completed during the third quarter of fiscal year 2007 which represented purchased in-process research and development that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Amortization of Intangible Assets

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Amortization of intangible assets	$340	$340	$—	$1,020	$4,249	$(3,229)
Percentage of revenues	0.1%	0.1%		0.1%	0.4%

The decrease in amortization of intangible assets in absolute dollars is because the intangible assets acquired in connection with the Handspring acquisition became fully amortized during fiscal year 2006.

Restructuring Charges

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Restructuring charges	$—	$—	$—	$—	$1,954	$(1,954)
Percentage of revenues	—%	—%		—%	0.2%

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, primarily in Europe, of approximately 20 regular employees. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cost reduction actions initiated in the second quarter of fiscal year 2006 are complete.

Interest and Other Income (Expense), Net

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Interest and other income (expense), net	$5,181	$3,406	$1,775	$16,143	$6,980	$9,163
Percentage of revenues	1.3%	0.9%		1.4%	0.6%

Interest and other income (expense) for the three months ended February 28, 2007 primarily consisted of approximately $5.9 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $0.8 million of interest expense and bank and other charges. Interest and other income for the three months ended February 28, 2006 primarily consisted of approximately $4.6 million of interest income on our cash, cash equivalents and short-term investment balances, partially offset by $1.2 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased average cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily due to lower outstanding debt.

Interest and other income for the nine months of fiscal year 2007 primarily consisted of approximately $19.0 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $2.9 million of interest expense and bank and other charges. Interest and other income for the nine months of fiscal year 2006 primarily consisted of $11.1 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $4.1 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased average cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily due to lower outstanding debt.

Income Tax Provision (Benefit)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Income tax provision (benefit)	$6,007	$2,227	$3,780	$28,062	$(220,155)	$248,217
Percentage of revenues	1.5%	0.6%		2.4%	(18.7)%

For the three and nine months ended February 28, 2007, Palm’s income tax expense was $6.0 million and $28.1 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rate for the three and nine months ended February 28, 2007 was 33.8% and 40.6%, respectively. The provision for income taxes for the three and nine months ended February 28, 2007 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax expense recorded for the nine months ended February 28, 2007 reflect changes in all categories of deferred tax assets, including the utilization of U.S. tax loss carryforwards related to non-qualifying stock option deductions. During the quarter the Company also realized deductions related to stock option expense. These deductions related to options granted, vested or exercised both before and after the adoption of SFAS No. 123(R). Accordingly, the Company recorded tax expense that resulted in an increase in additional paid-in capital related to options granted and vested prior to the adoption of SFAS No. 123(R), as well as recording a deferred tax asset related to post-adoption options that were granted during the quarter.

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

Liquidity and Capital Resources

Cash and cash equivalents at February 28, 2007 were $182.0 million, compared to $113.5 million at May 31, 2006, an increase of $68.5 million. Contributing to this increase were net income of $41.0 million, non-cash charges of $48.8 million, and changes in assets and liabilities of $35.4 million. In addition, we had net sales of short-term investments of $86.3 million and $13.6 million of stock related activity. These increases were partially offset by the purchase of the Palm OS Garnet license from ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.) for $44.0 million, the repayment of debt of $43.0 million, cash used to repurchase and retire shares of $31.0 million, cash paid for acquisitions of $19.0 million and cash used for the purchase of property and equipment of $19.6 million.

We anticipate our February 28, 2007 total cash, cash equivalents and short-term investments balance of $504.1 million will satisfy our operational cash flow requirements for at least the next twelve months including the anticipated impact of the share repurchase program approved by our Board of Directors in September 2006. Based on our current forecast, we do not anticipate any short-term or long-term deficiencies.

Net accounts receivable was $213.9 million at February 28, 2007, an increase of $9.6 million, or 5%, from $204.3 million at May 31, 2006. Days sales outstanding, or DSO, of receivables increased to 47 days at February 28, 2007 from 46 days at May 31, 2006. During the third quarter of fiscal year 2007, the cash conversion cycle decreased 10 days to -9 days compared to 1 day at fiscal year end 2006 primarily due to increased inventory turns. The cash conversion cycle is -9 days at February 28, 2007 because DSO added to days of supply in inventories, or DSI, is less than days payable outstanding, or DPO.

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

During the three months ended February 28, 2007, no shares were repurchased under the stock buyback program. During the nine months ended February 28, 2007, the Company repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during the nine months ended February 28, 2007. The repurchased shares have been subsequently retired.

Palm facilities are leased under operating leases that expire at various dates through January 2013.

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company and its rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $15.0 million as of February 28, 2007 and $22.5 million as of May 31, 2006.

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computing devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $29.0 million and $35.4 million as of February 28, 2007 and May 31, 2006, respectively, including estimated royalties of $21.2 million and $30.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2007 and May 31, 2006 or for the reported results for the three and nine months ended February 28, 2007 and 2006. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2007 and May 31, 2006, Palm’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $158.8 million and $163.1 million, respectively.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at February 28, 2007) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.08% at February 28, 2007). The interest rate may vary based on fluctuations in market rates. The line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of February 28, 2007 and May 31, 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.3 million and $10.2 million, respectively.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of February 28, 2007 Palm made payments of $0.5 million under the agreement. The remaining amount due under the agreement is $2.8 million as of February 28, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2007 would cause an immaterial decline in the fair value of our cash equivalents. As of February 28, 2007, we had short-term investments of $322.1 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2007 would cause a decline of less than 2%, or $4.3 million, in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

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

Equity Price Risk

As of February 28, 2007 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 16 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

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

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile computing market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our smartphone and handheld products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers and warranty claims and litigation which could harm our business, results of operations and financial condition.

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

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 66% of our accounts receivable at the end of fiscal year 2006 and 24% of our accounts receivable at the end of fiscal year 2005. We determine our largest customers to be those who have outstanding customer accounts receivable balances at the period end are 10% or more of our total net accounts receivables. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, increasing our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

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

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as High Tech Computer, or HTC, iMate, Motorola, Nokia, Research in Motion, or RIM, Samsung and Sony-Ericsson; computing device companies such as Acer, ASUSTek, BenQ, Dell, Hewlett-Packard, Lenovo, Medion, MiTac and Toshiba; consumer electronics companies, such as Apple, Garmin, NEC, Sharp Electronics, Sony and Yakumo; and a variety of early-stage technology companies.

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

If our smartphone products do not meet wireless carrier and governmental or regulatory certification or other requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

We are required to certify our smartphone products with governmental and regulatory agencies and with the wireless carriers for use on their networks and meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

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

As a result of economic conditions or other factors, our distribution and warehouse services providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. With little or no notice, these distribution and warehouse services providers could refuse to continue to provide distribution and warehouse services for all or some of our devices, fail to provide the quality of services and security that we require or change the terms under which they provide such services. Any disruption of distribution and warehouse services could have a negative impact on our revenues and results of operations.

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

We rely on third parties to manage and operate our e-commerce web store, related telesales call center and retail stores and disruption to these sales channels could adversely affect our revenues and results of operations.

We outsource the operations of our e-commerce web store, related telesales call centers and retail stores to third parties. We depend on their expertise and rely on them to provide satisfactory levels of service. If these third party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our operations and revenues could suffer. If these third parties were to stop providing these services, we may be unable to replace them on a timely basis and our results of operations could be harmed. In addition, if these third parties were to change the terms and conditions under which they provide these services, our selling costs could increase.

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

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Over the past twelve months, we have experienced turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. For example, we moved into, invested in and committed ourselves to a headquarters lease, but our currently leased space may not be adequate for our needs over the full term of these leases. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options, other equity incentives or both. We also are in the process of opening and expanding design centers internationally, including China, and expanding our international workforce. Entry into new locations involves seeking initial management hiring and competing for technical talent in the local labor markets. For example, as we hire international personnel in new locations we need to familiarize ourselves with the local labor laws and regulations and competitive compensation practices. In addition, in China and other developing economies the competition for highly qualified and experienced technical talent is particularly high.

Palm’s practice has been to provide incentives to all of its employees through the use of broad-based stock option and other equity plans, but the number of shares available for new option and other forms of securities grants is limited and new accounting rules from the Financial Accounting Standards Board, or FASB, and other agencies concerning the expensing of stock options, which require us and other companies to record substantial charges to earnings, may cause us to re-evaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating our business. Despite our efforts, we may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

We own approximately 39 acres of land in San Jose, California which we do not plan to develop. In the third quarter of fiscal year 2003, we reported an impairment charge to adjust the carrying cost of the land to its then current fair market value. We have entered into an agreement for the sale of this land, which has not yet been completed. If this sale is not completed, a future sale or other disposition of the land at less than its carrying value, or a further deterioration in market values that impacts our expected recoverable value, would result in a non-cash charge which would negatively impact our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes stock repurchase activity for the three months ended February 28, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
December 1, 2006— December 31, 2006 (1)	4,469	$14.05	—	—	$219,037,247
January 1, 2007— January 31, 2007	—	—	—	—	$219,037,247
February 1, 2007 —February 28, 2007	—	—	—	—	$219,037,247

	4,469	$14.05	—

(1)	During the three months ended February 28, 2007, the Company repurchased 4,469 shares of common stock at an average price of $14.05. These shares repurchased include those shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock exercises and the forfeiture of restricted shares upon the termination of an employee. As of February 28, 2007, a total of approximately 156,000 shares may still be repurchased.
(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended February 28, 2007 no shares were repurchased under the stock buyback program. As of February 28, 2007, $219.0 million remains available for future repurchase.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	10/5/06

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re-seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2006.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20*	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2006.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2006.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2006.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2007.	10-Q	000-29597	10.25	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2007.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2007.	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2007.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2007.	10-K	000-29597	10.29	7/28/06

10.30*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.31*	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.32	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.33	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: April 5, 2007	By:	/s/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Hand-spring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	10/5/06

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8**	RAM Mobile Data USA Limited Partnership Value Added Reseller Agreement between RAM Mobile Data USA Limited Partnership (now Cingular Wireless) and the registrant.	S-1/A	333-92657	10.9	2/25/00

10.9*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.10	Amendment Number One to Value Added Re-seller Agreement between Cingular Interactive, L.P. (formerly known as BellSouth Wireless Data, L.P., which was formerly known as RAM Mobile Data USA Limited Partnership) and the registrant.	10-Q/A	000-29597	10.37	2/26/02

10.11*	Management Retention Agreement by and between the registrant and R. Todd Bradley dated as of September 17, 2002.	10-Q	000-29597	10.43	10/11/02

10.12*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.13*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.14*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.15*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.16*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.17	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2006.	10-Q	000-29597	10.26	4/5/05

10.18	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.19	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.20*	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.21	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.22	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2006.	8-K	000-29597	10.2	7/28/05

10.23	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2006.	8-K	000-29597	10.1	5/27/05

10.24	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2006.	10-Q	000-29597	10.28	10/7/05

10.25	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2007.	10-Q	000-29597	10.25	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.26	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2007.	10-Q	000-29597	10.26	4/11/06

10.27	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2007.	10-Q	000-29597	10.27	4/11/06

10.28	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2007.	10-Q	000-29597	10.28	4/11/06

10.29	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2007.	10-K	000-29597	10.29	7/28/06

10.30*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.31*	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.32	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.33	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.