Form 10-K
period 2007-06-01
PALM INC
filed 2007-07-19
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 1, 2007

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 000-29597

Palm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3150688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 West Maude

Sunnyvale, California 94085

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (408) 617-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share and related Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on December 1, 2006, as reported by the Nasdaq Global Select Market, was approximately $973,556,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 29, 2007, 104,057,011 shares of the registrant’s Common Stock were outstanding.

The registrant’s proxy statement relating to the 2007 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended June 1, 2007, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2007*

*	Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding mobile computing solutions and the mobile computing market, our leadership position in mobile computing, our market share, our ability to grow our business, revenue and operating income, our corporate strategy, developing market-defining products, growth in the smartphone market, capitalizing on industry trends and dynamics, our platform strategy, the impact of wireless technology, increasing the adoption of smartphones, the domestic and international market opportunity available to us, international, political and economic risk, market demand for our products, our ability to differentiate our products, attract new customers and drive the upgrade cycle by consumers, pricing for our products, competition and our competitive advantages, our ability to build our brand and consumers’ awareness of our products, the resources that we and our competitors devote to development, promotion and sale of products, our expectations regarding our product lines, our product mix, our ability to broaden and expand our wireless carrier relationships, our ability to cause application providers to provide applications for our products, royalty obligations, repair costs, rights of return, rebates and price protection, our forecasted product and manufacturing requirements, the consummation of the transactions contemplated with Elevation Partners, L.P., including a $9.00 per share distribution to our stockholders and the incurrence of up to $440 million in new debt obligations, seasonality in sales of our products, the adequacy of our properties, facilities and operating leases and our ability to secure additional space, realization of our domestic deferred tax assets, recoverability of net deferred tax assets, reversal of our deferred tax asset valuation allowance, utilization of our net operating loss and tax credit carryforwards, our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, future dividends, declines in our handheld business, our tax strategy, the impact of stock option expensing rules and methods and other accounting pronouncements on our results, our use of options, restricted stock and performance shares, our operating results, and legal proceedings by and against us. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” on page 15 herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Palm, Treo, Foleo, MyPalm, Tungsten, Zire and Palm OS are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

Part I

Item 1.    Business

Business Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage and communicate with others in their lives, to access and share their most important information and to avail themselves of the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo™ smartphones and handheld computers as well as add-ons and accessories and we recently announced Foleo™ mobile companions. We distribute these products through a network of wireless carriers and retail and business distributors worldwide.

Palm was founded on two fundamental beliefs: the future of personal computing is mobile and the mobile computing solutions that we create should deliver a powerful computing experience in a simple and intuitive manner. Eleven years after we introduced our first product, these beliefs remain the driving tenets of our business.

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

In connection with our spin-off of PalmSource, Palm Trademark Holding Company, LLC was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, we acquired PalmSource’s interest in the Palm Trademark Holding Company, LLC, including the Palm trademark and brand. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. In July 2005, we changed our name back to Palm, Inc., or Palm.

Corporate Strategy

Our objective is to be the leader in mobile computing. To achieve this objective, we focus on the following strategies:

•

Develop market-defining products that deliver a great user experience. We have a track record of innovation and creating new product categories. Customer requirements and user experience drive our product design and development. We revolutionized handheld computing in 1996 with the launch of the Pilot—the “connected organizer”—that allowed users to synchronize their calendar and contact list with a personal computer. We set the standard in smartphones with the Treo product, which merges a full feature cellular telephone with a QWERTY/AZERTY keyboard-based computer to provide communication, computing and multimedia applications in a single, compact form factor. In 2007, we introduced a new product, the Foleo mobile companion, pioneering a new category of mobile computing devices. We have developed a wide range of software on top of industry standard operating systems that deliver sophisticated computing and communications applications which are easy to understand and use. From the original Pilot to today’s Treo smartphones, the Foleo mobile companion and our handheld computers, we have maintained a strong position in our target markets by focusing on the customer and innovation.

•

Provide a choice of industry standard platforms. We have adopted a multi-platform approach to our product offerings, rather than developing limited proprietary solutions. We provide Treo customers with our customized versions of both the Palm OS and Microsoft’s Windows Mobile OS. Similarly, we offer our mobile device users a wide range of email solutions, including Good Technology’s GoodLink, Intellisync, Microsoft’s Exchange ActiveSync, Seven and Visto, and we make Blackberry Connect available to our customers. We also offer our smartphone products on a wide range of carrier networks, including Global System for Mobile Communications/General Packet Radio Service, or GSM/GPRS, enhanced data GSM evolutions, or EDGE, Code-Division Multiple Access, or CDMA, third generation, or 3G, networks such as evolution data optimized, or EvDO, universal mobile telecommunications systems, or UMTS, and wideband code division multiple access, or wCDMA.

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

•

Expand global presence. The strong position we have established in the U.S. smartphone market positions us well to expand our presence in international markets. To support these efforts, we are bolstering our research and development and sales and marketing efforts in regions outside the U.S. In fiscal year 2006, we opened a research and development center in Ireland to enhance the design of our smartphones for the European market. In fiscal year 2007, we opened research and development centers in Shanghai, China and Taipei, Taiwan to foster stronger Original Design Manufacturers, or ODM, relationships.

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

Products and Services

We sell products in two product lines: Treo smartphones and handheld computers and we have announced Foleo mobile companions to be available in calendar year 2007. Our product lines span the mobile computing device market. They provide a wide range of business productivity tools and entertainment applications designed for mobile professionals and business users as well as entry-level consumers.

Our products are differentiated in terms of price, design, functionality and software applications that are delivered with the device. All of our products incorporate our hallmark of powerful simplicity, including instant-on one-touch access to the most frequently used applications and non-volatile flash memory that protects stored data even if the charge and power run out. Our products run on the Palm OS, the Microsoft OS or a Linux-based OS. Other features found in some of our products include:

•	wireless communication capabilities, such as Bluetooth, wireless fidelity, or WiFi;

•	CDMA and/or GSM, which enable messaging, email, web browsing and wireless ActiveSync, and telephone communications;

•	multimedia features, allowing users to capture and view photos and video clips, listen to MP3 music and stream audio and video to watch movies;

•	a slot for stamp-sized expansion cards for storage, content and input/output devices; and

•	productivity software, such as DataViz’s Documents to Go which allows users to create, view and edit Microsoft Word and Excel files and view PowerPoint presentations.

Treo Smartphones

Treo smartphones combine a full-featured mobile phone, wireless data applications, such as email, messaging and web browsing, multimedia features and productivity software in a small, compact, yet easy-to-use device that simplifies both business and personal life by integrating applications typically included in separate devices into a single device. We design Treo smartphones for individuals who would otherwise carry multiple devices such as a cell phone, a laptop or a handheld computer. We customize our Treo smartphones for carrier networks in markets around the world, such as AT&T, Inc., Sprint Nextel Corporation and Verizon Wireless in the United States and America Movil, Bell Mobility, Tele Mobile, Telecom Italia Mobile, or TIM, Telstra and Vodafone internationally. We also offer non-customized versions of some of our Treo smartphone products through other carriers and distributors worldwide. We currently offer the Treo 700p, 700wx, 750, 680 and 755 families of smartphones. Each of these smartphones include data synchronization technology (HotSync), enabling the device to synchronize with desktop applications such as Microsoft Outlook and an infrared port for exchanging information between devices. Organizer software is also standard in our smartphones products, including an address book, date book, clock, to do list, memo pad and calculator. In addition, our smartphones feature wireless modem capabilities, access to email, ability to respond to phone calls using text messaging, a QWERTY/AZERTY keyboard, a touch screen, built-in viewers and editors allowing users to view and edit Microsoft Word Mobile and Excel Mobile files and the ability to listen to music and view videos.

The Treo 700p dual-band smartphone was introduced in May 2006. It runs on a version of the Palm OS that we have designed to take advantage of EvDO data speeds on broadband wireless networks. The Treo 700p introduced high-speed browsing of non-mobile websites.

The Treo 700wx digital dual-band smartphone was introduced in September 2006. It runs on the Windows Mobile Pocket PC edition OS version of the Microsoft Mobile OS that we have uniquely customized and is designed to take advantage of EvDO data speeds on broadband wireless networks. The Treo 700wx includes Windows Mobile Direct Push e-mail technology.

The Treo 750 quad-band GSM and tri-band UMTS smartphone was introduced in September 2006. It runs on Microsoft’s Windows Mobile Pocket PC edition OS version of the Microsoft Mobile OS. The Treo 750 is Palm’s first UMTS product and is compatible with 3G UMTS/HSDPA networks. The Treo 750 allows mobile access to multiple business and personal email accounts, video and high-speed browsing, and contains enhanced technology to support Bluetooth enabled stereo headsets. The Treo 750 introduced a sleek design including an internal antenna.

The Treo 680 quad-band smartphone was introduced in November 2006. The Treo 680 was launched at a lower price point to reach a new end user demographic. It runs on a version of the Palm OS that we have customized to simplify the user experience. The Treo 680 provides a sleek design including an internal antenna.

The Treo 755 dual-band smartphone was introduced in May 2007. It runs on a version of the Palm OS that we have designed to take advantage of EvDO data speeds on broadband wireless networks. The Treo 755 has high-speed browsing capabilities. The Treo 755 provides a sleek design including an internal antenna.

Mobile Companions

The Foleo mobile companion enhances a customer’s smartphone experience by providing a larger screen and full-size keyboard for reading and writing emails, viewing and editing attachments, and viewing web pages. It features our characteristic ease of use in a product designed for mobility and portability with a lightweight design, instant on/off capability and access to email or the internet via compatible smartphones or the built-in WiFi connection. The Foleo utilizes a Linux-based open development platform that developers can use to create a variety of applications. The Foleo mobile companion was announced in May 2007 and will become available in the summer of 2007.

Handheld Computers

Handheld computers include data synchronization technology (HotSync), enabling the device to synchronize with desktop applications such as Microsoft Outlook, and an infrared port for exchanging information between devices. Organizer software is also standard in our handheld computers, including an address book, date book, clock, to do list, memo pad and calculator. The Palm and Tungsten handheld computers include advanced technologies that provide efficient personal information management, or PIM, and mobile computing and media experiences for entry-level consumers, mobile professionals and serious business users. We currently offer the Palm Z22, Tungsten E2 and Palm TX handheld computers.

The Palm Z22’s mix of price, functionality and performance allows us to expand our available market to new users, as indicated by our user registration data. We believe that by making an entry-level product such as the Z22 available, we are driving the early adoption of mobile computing devices by consumers who would not otherwise own such a device. This increases revenue and the potential for future upgrade purchases as end users become accustomed to mobile computing technology and demand additional functionality.

The Tungsten E2 is intended for cost-conscious professionals who require robust power and performance. The Tungsten E2 provides non-volatile, flash memory, allows users to create, edit and view Microsoft Word, Excel and other Windows-compatible files with DataViz Documents to Go as well as listen to MP3s and watch video clips.

The Palm TX is designed for professionals and business users who require versatile mobile computing and storage capacity as well as premium power and performance. The Palm TX offers wireless capability using Bluetooth and WiFi and the ability to store, create, edit and view Microsoft Word, Excel, PowerPoint and other Windows-compatible files with DataViz Documents to Go.

Add-ons and Accessories

We offer add-ons and accessories to enhance the end user’s experience, including portable keyboards, memory expansion cards for storage and content, modems, headsets and carrying cases. In addition, we provide the ability to purchase and download software applications through a link on our Palm.com website.

Competition

Competition in the mobile computing device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our mobile computing devices are access to sales and distribution channels, price, product quality and time to market. Other competitive factors affecting the market for our mobile computing devices are styling, usability, functionality, features, operating system, brand, marketing, availability of third-party software applications and customer and developer support. Our devices compete with a variety of mobile devices, including pen- and keyboard-based devices, mobile phones, converged voice/data devices and mobile and desktop computers.

Our principal competitors include: mobile handset and smartphone manufacturers such as High Tech Computer, or HTC, Motorola, Nokia, Research in Motion, or RIM, Samsung and Sony-Ericsson; computing device companies such as Acer, Dell, Fujitsu Siemens Computers, Hewlett-Packard and Mio Technology; ultra mobile personal computing companies such as FlipStart Labs, OQO and Pepper Computer; consumer electronics companies such as Apple, NEC, Sharp Electronics, Sony and Yakumo; and a variety of early-stage technology companies.

Some of these competitors, such as HTC, produce smartphones as carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra mobile personal computers and laptop computers with wide area network or data cards and voice over IP, or VoIP, and WiFi phones with VoIP.

In addition, our devices compete for a share of disposable income and enterprise spending on consumer electronic, telecommunications and computing products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

We believe we compete favorably with respect to some or all of the competitive factors affecting the mobile computing device market, which is reflected by our installed base of mobile computing users, market share, and brand recognition.

Sales and Marketing

We sell our products to wireless carriers, distributors, retailers, e-tailers and resellers through our sales force. Also, we sell to end users through our web site at www.palm.com and our Palm retail stores in the United States.

For our smartphone products, wireless carriers collectively represent our largest sales channel, particularly in the United States. We also sell smartphones through distribution partners, particularly in Asia Pacific, Canada, Europe and Latin America where the distributors may customize our products for each country or region. In each of our product and geographic markets, there is significant concentration of revenue through channel providers that reach a majority of our end users. These major carriers and retailers have a strong influence over the visibility and promotion of our products as well as co-marketing funds. In the case of smartphones, our end users rely on carriers for access and the quality, price and services that those carriers offer. These end-users often choose their phones based on what their chosen carrier offers. We have worked to develop strong relationships with a variety of wireless carriers around the world. Some of our carrier relationships include Alltel, AT&T, Sprint Nextel and Verizon in the United States, Bell Mobility and Tele Mobile in Canada, Vodafone in Europe, America Movil and TIM in Latin America and Telstra in the Asia Pacific region. We work with carriers in different ways, depending on each carrier’s unique situation and requirements. Some of these relationships include product customization for the carrier’s network, systems integration or joint marketing and sales. Other carriers typically purchase non-customized smartphones either from us directly or from a Palm-approved distributor. In addition, in conjunction with some of our carrier partners we offer end-user rebates for our smartphones that benefit the sale and marketing of our products. Beginning in fiscal year 2007, based on the competitive environment we are experiencing, we have offered additional mail-in rebates on certain of our products to improve our competitive position in the market place. We have dedicated carrier account teams for our largest carrier customers by region. These teams are responsible for selling our products to those carriers and ensuring certification on their networks. These teams also provide sales, training, marketing and technical support to help those carriers sell Treo smartphones through their retail and business channels.

For our handheld computer products in the United States, retailers represent our largest sales channel and include national and regional office supply stores and consumer electronics retailers. Distributors represent our second largest United States sales channel and generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. Internationally, we sell our products primarily through distributors who sell to retailers and resellers.

We also have sales teams dedicated to selling our portfolio of mobile computing products to business customers. Our carrier and solutions dedicated teams educate and train carrier and distributor business-to-business representatives on the advantages of the Treo smartphone and also work with business customers directly.

We use our Palm.com webstore as a direct sales channel to sell our products and third-party products, focusing particularly on our customer base. We accomplish this through e-marketing campaigns and product bundles. When we sell a Treo smartphone through our website, we may have the opportunity to earn bounties from carriers if the Treo smartphone customer also purchases a voice or data plan. We also offer a wide array of software titles on the Software Connection website which can be accessed from the Palm.com webstore.

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

Customers

In fiscal years 2007, 2006 and 2005, our largest customers represented the following percentages of consolidated revenues, respectively:

•	Sprint Nextel Corporation represented 24%, 14% and 11%;

•	Verizon Wireless represented 18%, 30% and 9%;

•	AT&T, Inc. (formerly known as Cingular Wireless) represented 14%, 11% and 11%; and

•	Ingram Micro represented 6%, 8% and 12%.

AT&T Inc., Sprint Nextel Corporation and Verizon Wireless are wireless carriers. Ingram Micro is a distributor of our products.

Customer Service and Support

For our smartphone products, our carrier partners generally handle first line support which we supplement. For our handheld computer products and for first line support for some carriers and for all escalation support, we provide customer support through outsourced service providers as well as our internal customer service personnel. In addition, we offer a program in which we assist our customers through the set-up process of certain of our smartphone products.

Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the Palm website, web forums, email and telephone support.

We warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe we are required in some countries to provide a two-year warranty for certain defects. We contract with third parties to handle warranty repair.

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

We either create internally or license from third parties technologies required to support product development. Our internal staff includes engineers of many disciplines, including software engineers, electrical engineers, mechanical engineers, radio specialists, quality engineers and user interface design specialists. Once a product concept is initiated and approved, we create a multi-disciplinary team to complete the design of the product and transition it into manufacturing. We often utilize ODMs to design, develop and manufacture our products, after we have internally completed product definition. Our hardware is developed and manufactured by a limited number of ODMs.

Although hardware is the most visible aspect of our products, we provide most of the value and differentiation to our products through software development and integration of the software with the hardware. This software development is aimed at enhancing and extending the platform software and integrating and innovating on application software functionality.

All of our devices must receive approval from relevant governmental agencies, such as the Federal Communications Commission, or FCC, in the U.S. Our Treo smartphones also typically are required to pass individual carrier certification requirements before they may be operated on a carrier’s network. In addition, our GSM and CDMA communicators must receive certification from various standard setting bodies around the world. We have established an internal certification team and carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

Most of our internal research and development is based at our headquarters in Sunnyvale, California. We also operate research and development facilities in Andover, Massachusetts and San Diego, California. In addition, to foster our international expansion, we have a research and development facility located in Dublin, Ireland that is focused on our products for the European market and research and development facilities in Shanghai, China and Taipei, Taiwan to foster stronger ODM relationships.

Our research and development expenditures totaled $191.0 million, $136.2 million and $90.1 million in fiscal years 2007, 2006 and 2005, respectively.

Manufacturing and Supply Chain

We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. Currently the majority of our products are assembled in China and Taiwan by a limited number of ODMs. We also have entered into an agreement with a third party to manufacture our products in Brazil for distribution in Brazil. Distribution centers are operated on an outsourced basis in North Carolina, Ireland and Hong Kong. In some cases, our ODMs ship products directly to our carrier customers’ distribution centers.

The components that make up our products are purchased from various vendors, including key suppliers such as Marvel, which supplies microprocessors, Qualcomm and Broadcom, which supply radio components, Sony and Sharp, which supply displays and Samsung, which supplies semi-conductors. Some of our components, including radio modules, power supply integrated circuits, cameras and certain discrete components, are currently supplied by sole source suppliers.

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

Orders for our handheld computer products are generally placed on an as needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Handheld computer product orders may be cancelled or rescheduled by the customer without penalty. Consequently, we rarely carry backlog on our handheld computer products unless we are in a new product launch period and have constrained supply.

The backlog of firm orders on our smartphone products was $184.7 million as of May 31, 2007 compared to $120.6 million as of May 31, 2006 and $213.8 million as of May 31, 2005.

Seasonality

To date, we have not seen significant seasonal variations in customer demand for Treo smartphones. This lack of seasonality contrasts with our experience of selling handheld computers due to three factors. First, the smartphone category has been growing rapidly which may mask any potential seasonality. Second, smartphone sales volumes are influenced by carrier adoption and the release and timing of specific carrier versions which could occur at any time during the fiscal year. Third, our smartphones are sold at higher prices than handheld computers and holiday seasonality typically affects demand for lower priced products. As we introduce lower priced smartphones, we may experience similar seasonality as with our handheld computers.

Our handheld computer lines have historically been affected by seasonality, with associated revenues generally sequentially higher in the second quarter of our fiscal year, as distributors and retailers purchase product in anticipation of the December holiday selling season. We also have historically experienced smaller positive effects on revenue in the first and fourth quarters of our fiscal year, as distributors and retailers purchase product in anticipation of the back-to-school and the Father’s Day and graduation selling seasons, respectively. The timing of our new product launches also contributes to fluctuations in our revenue. While we historically introduced new handheld computer products in the fall and in the spring, which historically contributed to higher revenue in the second and fourth fiscal quarters, respectively, this pattern has been less pronounced with the product mix shifting to smartphones.

Intellectual Property

We rely on a combination of know-how, patents, trademarks and copyrights, as well as trade secret laws, confidentiality procedures and contractual restrictions to protect our intellectual property rights.

We file domestic and foreign patent applications to support our technology position and new product development, and we have approximately 245 patents issued to us worldwide. Patents typically expire 20 years from the filing date subject to adjustments by certain countries’ patent offices. We continue to work on increasing and protecting our rights in our patent portfolio, which is important to our value and reputation. We grow our patent portfolio through internal development as well as acquisitions from time to time. While our patents are important to our business, our business is not materially dependent on any one patent.

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

We own, directly or indirectly, a number of trademarks, including the PALM mark and certain PALM-formative marks (such as MYPALM, PALM OS, PALM POWERED and SIMPLY PALM) as well as the TREO, FOLEO, ZIRE, TUNGSTEN and VERSAMAIL marks. We have registrations or pending applications for registration for such marks in the United States and other jurisdictions. In connection with our acquisition of PalmSource’s interest in Palm Trademark Holding Company, LLC, we provided a four-year transitional license to PalmSource for certain marks containing the word or letter string “palm”, including PALM OS. This license expires in May 2009. We are working to increase and protect our rights in our trademark portfolio, which is important to our value, reputation and branding.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from third parties with specific expertise is an effective means of expanding the features and functionality of our products, allowing us to focus on our core competencies. Our most significant licenses are the Palm OS from ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.) and the Windows Mobile OS from Microsoft. We also license conduit software that allows for synchronization with Microsoft Outlook, encryption technology, radio technology and a variety of other software technologies.

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to protect and build our intellectual property rights, we generally require our employees, consultants and customers, manufacturers, suppliers and other persons with whom we do business or may potentially do business to execute confidentiality agreements as well as invention assignment agreements, if applicable, upon commencement of a relationship with us. Such agreements typically extend for a period of time beyond termination of the relationship.

Employees

As of May 31, 2007, we had a total of 1,247 employees, of whom 114 were in supply chain, 607 were in engineering, 346 were in sales and marketing and 180 were in general and administrative activities. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Fiscal Year End

Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2007 and 2006 each contained 52 weeks while fiscal year 2005 contained 53 weeks.

Product Information

Palm sold products in two product lines: smartphones and handheld computers through May 31, 2007. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2007	2006	2005
Revenues:
Smartphones	$1,250,040	$1,088,312	$587,740
Handheld computers	310,467	490,197	682,670

	$1,560,507	$1,578,509	$1,270,410

Financial Information about Segments

Palm operates in one reportable segment which develops, designs and markets mobile computing devices as well as related add-ons and accessories (in thousands):

	Years Ended May 31,
	2007	2006	2005
Revenues	$1,560,507	$1,578,509	$1,270,410
Net income	56,383	336,170	66,387

	May 31,
	2007	2006	2005
Total assets	$1,548,002	$1,487,522	$950,032

Financial Information about Geographic Areas

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2007, 2006 and 2005, no single country outside the United States accounted for 10% or more of total revenues (in thousands):

	Years Ended May 31,
	2007	2006	2005
Revenues:
United States	$1,174,265	$1,203,918	$848,052
Other	386,242	374,591	422,358

	$1,560,507	$1,578,509	$1,270,410

	May 31,
	2007	2006	2005
Land held for sale/not in use, property and equipment, net (in thousands):
United States	$95,370	$81,295	$78,155
Other	1,264	1,695	1,003

	$96,634	$82,990	$79,158

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	competition from other smartphone, handheld computer devices or other devices with similar functionality;

•	quality issues with our products;

•	changes in consumer, business and carrier preferences for our products and services;

•	loss or failure of carriers or other key sales channel partners;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	seasonality of demand for some of our products and services;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending levels;

•	excess inventory or insufficient inventory to meet demand;

•	growth, decline, volatility and changing market conditions in the mobile computing device market;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

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

Our products may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our products are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the carrier to return or obtain credits for products in inventory, or to cancel outstanding purchase orders.

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile computing market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and jeopardize our relationship with carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers and warranty claims and litigation which could harm our business, results of operations and financial condition.

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

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as HTC, Motorola, Nokia, RIM, Samsung and Sony-Ericsson; computing device companies such as Acer, Dell, Fujitsu Siemens Computers, Hewlett-Packard, and Mio Technology; ultra mobile personal computing companies such as FlipStart Labs, OQO and Pepper Computer; consumer electronics companies, such as Apple, NEC, Sharp Electronics, Sony and Yakumo; and a variety of early-stage technology companies.

Some of these competitors, such as HTC, produce smartphones as carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra-mobile personal computers and laptop computers with wide area network or data cards with VoIP, and WiFi phones with VoIP.

In addition, our devices compete for a share of disposable income and business spending on consumer electronic, telecommunications and computing products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Some competitors sell or license server, desktop and/or laptop computing products, software and/or recurring services in addition to mobile computing products and may choose to market their mobile computing products at a discounted price or give them away for free with their other products or services, which could negatively affect our ability to compete.

A number of our competitors have longer and closer relationships with the senior management of business customers who decide which products and technologies will be deployed in their business. Many competitors have larger and more established sales forces calling on carriers and business customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in carriers and business customers deciding not to choose our products and services, which would adversely impact our revenues.

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

If our products do not meet wireless carrier and governmental or regulatory certification or other requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

We are required to certify our products with governmental and regulatory agencies and with the wireless carriers for use on their networks and meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse effect on our business, results of operations and financial condition.

Our three largest customers in terms of revenue represented 56% of our revenues during fiscal year 2007 compared to 55% of our revenues during fiscal year 2006 and 34% of our revenues during fiscal year 2005. We determine our largest customers to be those who represent 10% or more of our total revenues. We expect this trend of revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operation and financial condition.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 63% of our accounts receivable at the end of fiscal year 2007 compared to 66% of our accounts receivable at the end of fiscal year 2006 and 24% of our accounts receivable at the end of fiscal year 2005. We determine our largest customers to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. We expect this trend of increased credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

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

On June 4, 2007, we announced our intention to accept a $325 million investment from Elevation Partners, take on $400 million in senior secured debt and a revolving credit facility of $40 million and distribute approximately $934 million to our shareholders based on the number of shares outstanding at May 31, 2007. If the transaction is not completed, our stock price and business may be adversely affected.

On June 4, 2007, we announced a Preferred Stock Purchase Agreement and Agreement and Plan of Merger, or the Purchase Agreement, with Elevation Partners, L.P., or Elevation, and our wholly-owned subsidiary Passport Merger Corporation, or Merger Sub. The transactions contemplated by the Purchase Agreement, or the Transactions, include our sale of 325,000 shares of Series B Convertible Preferred Stock to Elevation and/or its permitted assigns for $325 million, a cash distribution of $9.00 per share without interest to holders of our common stock at the effective time of the merger with Merger Sub, and the entering into of a credit facility providing for senior secured debt and revolving credit facility of $440 million in the aggregate. Our Board of Directors has approved the Transactions, but consummation of the Transactions, which is expected to be completed during the third quarter of calendar year 2007 at the earliest, is contingent on the vote of our stockholders as well subject to risks and uncertainties such as the availability of sufficient surplus under Delaware law, finalizing debt agreements and other customary closing conditions. If the Transactions are not completed, the trading price of our common stock may decline. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot compete effectively in the marketplace without the Transaction, or if there is customer or employee uncertainty surrounding the future direction of our product and service offerings and our business strategy on a standalone basis. We may find it more difficult to attract and retain employees, and the attention of management may be strained or diverted from operating the business. Moreover, we have incurred, and will continue to incur, substantial investment of time by our Board of Directors, our management team and our employees in preparing for the Transactions. In addition, costs associated with the Transactions, including but not limited to legal, banking, financial advisory, consulting, printing and accounting fees, will not be recoverable if the Transactions do not close. In addition, under certain circumstances we may be required to pay Elevation a termination fee of up to $25 million, or to reimburse Elevation for expenses incurred up to $4 million. Any delay in the completion of the Transactions could diminish the anticipated benefits of the Transactions, result in additional costs, or result in loss of revenue or other effects associated with uncertainty about the Transactions.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost effective quantities of our products or production materials and our revenues, cost of revenues and financial condition could be adversely impacted.

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, cost of revenues and financial condition.

The market for our products is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues, results of operations and financial condition, particularly given our size, limited resources and lack of diversification.

Over the last few years, we have seen year-over-year declines in the volume of handheld devices while demand for smartphone devices has increased. Although we are the leading provider of handheld computer products, we have shifted our investment to smartphone products and related products in response to forecasted market demand trends. We expect that the rate of declines in the volume of handheld computer device units will continue. We cannot assure you that the growth of smartphone devices will offset any decline in handheld computer device sales. Nor can we assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on smartphone and related products. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and the balance among our products. We have shifted the focus of our engineering resources towards the smartphone opportunity. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

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

We rely on third parties, some of which are our competitors, to design, manufacture, distribute, warehouse and support our products, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design and certain software development to third party manufacturers, some of whom compete with us. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third party manufacturers fail to provide quality hardware design or software development, our reputation and revenues could suffer. These third party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of Severe Acute Respiratory Syndrome, or SARS, or bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

Our products contain software and hardware, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software and hardware are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphone and mobile companion devices. Some components, such as liquid crystal displays and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the mobile computing device market. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our products will be harmed. Shortages affect the timing and volume of production for some of our products as well as increase our costs due to premium prices paid for those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

Our product strategy is substantially dependent on the operating systems that we include in our mobile computing devices.

We provide a choice of operating systems for our mobile computing products to provide a differentiated experience for our users. Our Treo smartphones feature either the Palm OS or Windows Mobile OS, while our Foleo mobile companions have a proprietary OS based on the Linux open source platform.

Our licenses to the Palm OS and Windows Mobile OS are subject to the terms of the agreements we have with ACCESS Systems Americas and Microsoft, respectively, and our license to various components of the Linux platform are subject to the terms of certain open source licenses. Our business could be harmed if we were to breach the license agreements and cause our licensors to terminate our licenses.

Although ACCESS Systems and Microsoft offer some level of indemnification for damages arising from lawsuits involving their respective operating systems, and from damages relating to intellectual property infringement caused by such operating systems, we could still be adversely affected by a determination adverse to our licensors, product changes that may be advisable or required due to such lawsuits, or the failure of our licensors to indemnify us adequately. We currently do not have contractual indemnification coverage for certain components of the Linux platform that we obtain under an open source license. Therefore, we could be adversely affected by any lawsuits involving the Linux-based platform included in our products.

Moreover, there is significant competition from makers of smartphones using other operating system software (including proprietary operating systems such as Symbian, as well as any other proprietary or open source operating systems). These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments.

We cannot assure you that the operating systems we license or our efforts to innovate using those operating systems will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If the use of the Palm OS, the Windows Mobile or the Linux platform in our mobile computing devices does not continue to be competitive, our revenues and results of operations could be adversely affected.

If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our products, including the operating systems. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to us in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

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

The order issued by the International Trade Commission, or ITC, banning import of future models of 3G mobile broadband handsets containing chips, chipsets and software of Qualcomm Incorporated could hinder our ability to provide certain models of our smartphone products to our customers and to compete effectively, and could adversely affect our customer relationships, revenues, results of operations and financial condition.

The ITC has issued an order banning the import of future models of 3G mobile broadband handsets containing Qualcomm chips, chipsets and software after ruling that Qualcomm’s cellular chips, chipsets and software infringe on a Broadcom Corporation patent relating to power-saving technology. In addition, the ITC also issued a cease-and-desist order that prevents Qualcomm from engaging in certain activities within the United States related to the infringing chips. The banned chips, chipsets and software are used in handheld wireless communications devices that are capable of operating on 3G cellular telephone networks, such as EVDO and wCDMA networks operated by carriers such as AT&T, Sprint and Verizon. An exception to the ban allows the import of handheld wireless communications devices that are of the same model as handheld wireless communications devices that were being imported for sale to the general public on or before June 7, 2007.

Our ability to import and sell certain models of our smartphone products containing the affected Qualcomm chips, chipsets, and software can be affected by several factors, including the scope of the exclusion on the import ban (for example, whether a particular model of a smartphone previously sold by us to a carrier before June 7, 2007 will be treated as a “new” model when it is launched with a different carrier after June 7, 2007) and the effectiveness of the workaround that Qualcomm has announced to avoid infringement of the Broadcom patent (for example, the workaround may require additional testing, certification and approval before it can be used for our smartphone products sold to carriers).

In addition, the effectiveness of any workaround or other means of meeting the requirements of the import ban may be limited by Qualcomm’s ability to provide services and support in implementing the workaround or otherwise addressing the impact of the import ban.

The workaround and other means of addressing the import ban can be time consuming, can delay the offering of our smartphone products on carrier networks and also affect our ability to deliver products to customers in a timely manner. As a result, carriers may choose to offer, or consumers may choose to buy, unaffected products from our competitors and thereby reduce their purchases of our products, causing a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.

In the course of our business, we frequently receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, as our focus has shifted to smartphone products, we have received, and expect to continue to receive communications from holders of patents related to mobile communication standards. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have contractual relationships with some of the software and applications providers for our products, including some software and applications provided with our products, and as a result, we may not have indemnification, warranties or other protection with respect to such software or applications. Furthermore, claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenues, business and results of operations may be adversely affected.

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

For example, many of our products are subject to laws and regulations that restrict the use of lead and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. In Europe, substance restrictions began to apply in July 2006 to the products we sell, and new recycling, labeling, financing and related requirements came into effect in August 2005 with respect to certain of our products. Failure to comply with applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe are found to contain more than the permitted percentage of lead or another listed substance, it is possible that we could be forced to recall the products, which could lead to substantial replacement costs, contract damage claims from customers, and reputational harm. We are now and expect in the future to become subject to additional requirements in the United States, China and other parts of the world.

As a result of these European requirements and anticipated developments elsewhere, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products and re-designing products so that they comply with these and the many other requirements applicable to them.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, results of operations and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure you that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones pose a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from wireless communications or handheld computer devices could adversely impact use of such devices or subject us to costly litigation and could harm our reputation, business, results of operations and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, all of whom have been granted stock options, other equity incentives or both. We are expanding design centers internationally and expanding our international workforce. Entry into new locations involves seeking initial management hiring and competing for technical talent in the local labor markets. For example, as we hire international personnel in new locations we need to familiarize ourselves with the local labor laws and regulations and competitive compensation practices. In addition, as we expand our international presence the competition for highly qualified and experienced technical talent is particularly high.

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

Recently and in past years, we have initiated reductions in our workforce of both employees and contractors to align our employee base with our anticipated revenue base or areas of focus and we have seen some turnover in our workforce. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and adversely affect our business.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology and other intellectual property rights. We have a significant investment in the rights to the Palm brand and related trademarks and will continue to invest in that brand and in our patent portfolio.

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

As part of our business strategy, we target customers and relationships with suppliers and ODMs, in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address to the same extent as the United States misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

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

We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated operating cash requirements for at least the next 12 months. We could be required to seek additional funding if our expectations are not met.

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

While we sell our products worldwide, one component of our strategy is to further expand our international sales efforts. We have limited experience with sales and marketing in some countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In July 2005, we moved into and currently utilize 347,144 square feet of leased space in Sunnyvale, California in three buildings which serve as our corporate headquarters. We lease research and development facilities in Dublin, Ireland; Andover, Massachusetts; San Diego, California; Shanghai, China and Taipei, Taiwan. We also lease sales and support offices domestically and internationally. We believe that existing facilities are suitable and adequate for our current needs and we are subleasing excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

Item 3.    Legal Proceedings

The information set forth in Note 17 of the consolidated financial statements of Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq stock market since our initial public offering on March 2, 2000. Our stock symbol is PALM. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated:

	High	Low		High	Low
Fiscal Year 2007			Fiscal Year 2006
Fourth quarter	$19.45	$15.58	Fourth quarter	$24.00	$16.48
Third quarter	$18.30	$13.58	Third quarter	$21.50	$13.50
Second quarter	$16.53	$13.99	Second quarter	$18.13	$12.35
First quarter	$18.67	$13.99	First quarter	$17.36	$13.26

As of June 29, 2007, we had approximately 4,293 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 from the proceeds of our initial public offering, we have not paid and do not anticipate paying cash dividends in the future.

In June 2007, the Company announced a recapitalization transaction, subject to shareholder approval, in which the private-equity firm Elevation Partners will invest $325 million in Palm and we will utilize these proceeds along with existing cash and the net proceeds from $400 million of new debt to finance a one-time cash distribution to shareholders of $9.00 per share.

The following table summarizes employee stock repurchase activity for the three months ended May 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
March 1, 2007—March 31, 2007(1)	9,349	$17.74	—	—	$219,037,247
April 1, 2007—April 30, 2007	—	—	—	—	$219,037,247
May 1, 2007—May 31, 2007(1)	858	16.05	—	—	$219,037,247

	10,207	$17.60	—

(1)	During the three months ended May 31, 2007, the Company repurchased 10,207 shares of common stock at an average price of $17.60. These shares repurchased represent shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock vesting and the forfeiture of restricted shares upon the termination of an employee. As of May 31, 2007, a total of approximately 134,000 restricted shares may still be repurchased.
(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended May 31, 2007 no shares were repurchased under the stock buyback program. As of May 31, 2007, $219.0 million remains available for future repurchase.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2007 have been derived from our audited financial statements. This data reflects the classification of the operations of Palm’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders in October 2003. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. Our fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2007, 2006, 2004, and 2003 each contained 52 weeks while fiscal year 2005 contained 53 weeks.

	Years Ended May 31,
	2007 (1)	2006 (2)	2005 (3)	2004 (4)	2003 (5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,560,507	$1,578,509	$1,270,410	$949,654	$837,637
Cost of revenues*	985,369	1,058,083	880,358	677,365	625,879
Operating income (loss)	70,058	105,311	77,528	(4,080)	(197,932)
Income tax provision (benefit)	36,044	(219,523)	14,144	6,091	222,928
Income (loss) from continuing operations	56,383	336,170	66,387	(10,215)	(417,855)
Loss from discontinued operations	—	—	—	(11,634)	(24,727)
Net income (loss)	56,383	336,170	66,387	(21,849)	(442,582)
Net income (loss) per share—basic:
Continuing operations	$0.55	$3.33	$0.68	$(0.13)	$(7.19)
Discontinued operations	—	—	—	(0.15)	(0.43)

	$0.55	$3.33	$0.68	$(0.28)	$(7.62)

Net income (loss) per share—diluted:
Continuing operations	$0.54	$3.19	$0.65	$(0.13)	$(7.19)
Discontinued operations	—	—	—	(0.15)	(0.43)

	$0.54	$3.19	$0.65	$(0.28)	$(7.62)

Shares used in computing per share amounts:
Basic	102,757	100,818	96,971	79,373	58,138
Diluted	104,442	105,745	102,579	79,373	58,138
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$546,685	$518,894	$362,699	$252,451	$204,967
Working capital	456,624	452,927	231,060	142,698	133,677
Total assets	1,548,002	1,487,522	950,032	787,938	576,626
Current portion of long-term convertible debt	—	35,000	—	—	—
Long-term convertible debt	—	—	35,000	35,000	35,000
Non-current liabilities	4,568	6,545	12,257	1,600	—
Total stockholders’ equity	1,062,411	983,905	581,023	491,534	255,786

(1)	Includes stock-based compensation expense under Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recognized based on the grant date fair value. Periods prior to June 1, 2006, have not been restated to conform with the provisions of SFAS No. 123(R).
(2)

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

(3)	Includes employee separation costs of $3.1 million recorded for one-time payments to certain of our employees, including our former chief executive officer, and $0.3 million associated with unvested shares of Palm restricted stock and a portion of the unvested options to purchase shares of Palm common stock that had their vesting accelerated in connection with employee separation costs.
(4)	Includes results of operations of the acquired Handspring business as of October 29, 2003.
(5)	Includes a $219.6 million increase in our valuation allowance to reduce our net deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies.
*	Cost of revenues includes “cost of revenues” and the applicable portion of “amortization of intangible assets’.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes to those financial statements included in this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2007 and 2006 each contained 52 weeks while fiscal year 2005 contained 53 weeks. For presentation purposes, the periods presented are shown as ending on May 31.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage their lives and communicate with others, to access and share their most important information and to avail themselves of the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo smartphones, handheld computers as well as add-ons and accessories and have recently announced Foleo mobile companions. We distribute these products through a network of wireless carriers and retail and business distributors worldwide.

Palm was founded on two fundamental beliefs: the future of personal computing is mobile and the mobile computing solutions that we create should deliver a powerful computing experience in a simple and intuitive manner. Eleven years after we introduced our first product, these beliefs remain the driving tenets of our business.

Our objective is to be the leader in mobile computing. We intend to achieve this objective by providing our customers and end users with high quality innovative products, services and support that are easy to use. Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

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

•

The high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the market for smartphone devices. With our computing heritage, we are able to work closely with carriers to deploy advanced wireless data applications that take advantage of their wireless data networks.

•

While the market for handheld computers is maturing, our leadership position and our ability to develop and deliver high quality products enable us to produce solid operating performance from this product line. Our handheld computing device product line also provides a brand and scale that can be leveraged across our entire product portfolio.

We expect to experience annual revenue growth of our smartphone product line. The smartphone market is emerging and people are beginning to understand the personal and professional benefits of being able to access email or browse the web on a smartphone. We expect this market to expand and we expect to capitalize on this expansion.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset impairments, restructurings, inventory, stock-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and are estimated based on specific programs, expected usage and historical experience. Actual results could differ from these estimates.

Revenue from software arrangements with end users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, we allocate revenue to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We defer the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

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

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computer devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $29.4 million and $35.4 million as of May 31, 2007 and 2006, respectively, including estimated royalties of $23.1 million and $30.5 million, respectively, which are reported in other accrued liabilities. Fiscal year 2006 includes a benefit of approximately $11.7 million as a result of negotiating more favorable licensing terms than were expected as of May 31, 2005. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2007 or for the reported results for the year then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

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

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Costs to Exit an

Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities when the liability is incurred. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken. We record initial restructuring charges based on assumptions and related estimates that we deem appropriate for the economic environment at the time these estimates are made. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as liabilities are incurred.

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

During the first quarter of fiscal year 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment. We elected the modified prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Our deferred tax assets represent the tax effects of net operating loss (NOL) carryforwards, of tax credit carryforwards and of temporary differences that will result in deductible amounts in future years if we have taxable income. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets resulting in additional provision to income tax expense.

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

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2007, the Company would require approximately $807 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize the net deferred tax assets. Based upon the Company’s historical results for the most recent fiscal year, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis.

Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operation

Comparison of Fiscal Years Ended May 31, 2007 and 2006

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Revenues	$1,560,507	100.0%	$1,578,509	100.0%	$(18,002)

We derive our revenues from sales of our smartphone and handheld computers, add-ons and accessories. Revenues for fiscal year 2007 decreased approximately 1% from fiscal year 2006. Smartphone revenue was $1.3 billion in fiscal year 2007 and increased 15% from $1.1 billion in fiscal year 2006. Handheld revenue was $310.5 million in fiscal year 2007 and decreased 37% from $490.2 million in fiscal year 2006. During fiscal year 2007, net device units shipped were approximately 4,270,000 units at an average selling price of $354 per unit. During fiscal year 2006, net device units shipped were approximately 4,749,000 units at an average selling price of $316 per unit. Of this 1% decrease in revenues, net unit shipments and accessories sales decreased approximately 12 percentage points offset by an increase in average selling prices contributing approximately 11 percentage points. The decrease in net unit shipments is due to a decrease in handheld unit sales of approximately 35% year-over-year, partially offset by the increase in higher volume of smartphone unit sales of approximately 17% year-over-year. This increase of smartphone unit sales reflects an increase of smartphone sell-through of 34% year-over-year. The increase in average selling price reflects a continued shift towards smartphones during fiscal year 2007, which carry a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices. We expect our handheld business to continue to decline in fiscal year 2008.

International revenues were approximately 25% of worldwide revenues in fiscal year 2007, compared with approximately 24% in fiscal year 2006.

International revenues increased by 1 percentage point compared to a decrease in United States revenues of 2 percentage points, resulting in a 1% decrease in worldwide revenues for fiscal year 2007 as compared to fiscal year 2006. Average selling prices for our devices increased in the United States and internationally by 9% and 20%, respectively, during fiscal year 2007 as compared to fiscal year 2006. The increase in average selling prices in the United States is primarily the result of a greater mix of recently introduced products at higher average selling prices. The increase in the average selling price internationally is primarily the result of a shift towards smartphones, which carry a higher average selling price. Net units sold decreased approximately 10% in the United States and decreased approximately 11% internationally. The decrease in net unit sales in the United States and internationally is primarily the result of a decline in unit sales of our handheld computers which was partially offset by an increase in smartphone unit sales.

Total Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Cost of revenues	$985,369	63.1%	$1,057,708	67.0%	$(72,339)
Applicable portion of amortization of intangible assets	—	—	375	—	(375)

Total cost of revenues	$985,369	63.1%	$1,058,083	67.0%	$(72,714)

‘Total cost of revenues’ is comprised of ‘Cost of revenues’ and the applicable portion of ‘Amortization of intangible assets’ as shown in the table above. ‘Cost of revenues’ principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. ‘Cost of revenues’ as a percentage of revenues decreased by 3.9 percentage points to 63.1% for fiscal year 2007 from 67.0% for fiscal year 2006. The decrease is primarily the result of approximately 1.8 percentage points of lower product costs related to a shift in product mix. In addition, we experienced a 1.6 percentage point decrease in warranty expenses due to lower per unit repair costs in the current year as compared to the same period a year ago. We also experienced a 0.3 percentage point decrease in OS royalty rates primarily because the quarterly amortization costs of the new ACCESS license agreement entered into in December 2006 is less than the per-unit royalty costs under the original agreement. Excess and obsolete inventory costs also decreased by 0.1 percentage points due to a reduction in our provision for end-of-life products in the current year as compared to the comparable period a year ago. In addition, we experienced reduced manufacturing spending rates during fiscal year 2007, compared to fiscal year 2006, contributing approximately 0.1 percentage points, as a result of reduced depreciation costs as older equipment has become fully depreciated.

The ‘Amortization of intangible assets’ applicable to the cost of revenues decreased in absolute dollars during fiscal year 2007 compared to fiscal year 2006, due to the intangible assets acquired in the Handspring acquisition becoming fully amortized in fiscal year 2006.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Sales and marketing	$248,685	15.9%	$205,794	13.0%	$42,891

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in fiscal year 2007 increased approximately 21% from fiscal year 2006. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to several factors. Product promotional programs and advertising increased approximately $26.2 million as a result of increased product advertising related to product launches, a branding campaign during the second half of the year and also as a result of units provided to our carrier partners for product certification and demonstration purposes. Consulting services increased $5.7 million to support our web store activities. We also experienced an increase in employee related expenses of approximately $5.7 million primarily resulting from an increased average number of sales and marketing employees during fiscal year 2007 compared to the prior year and associated travel and related costs to support our increased sales and marketing activity. Facilities costs and allocated information technology costs increased by approximately $0.6 million during fiscal year 2007 as a result of the increased average headcount. These increases were partially offset by reduced marketing development expenses of $0.8 million as a result of our decreased handheld revenues. Stock-based compensation expense increased $5.4 million during fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Research and development	$190,952	12.2%	$136,243	8.6%	$54,709

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during fiscal year 2007 increased approximately 40% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during fiscal year 2007 is due to several factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $17.5 million, reflecting our commitment to the development of our smartphone and mobile companion products. Employee-related expenses increased approximately $15.2 million due to approximately 130 additional employees hired to support our commitment to the development of smartphone products. In addition, consulting expenses increased by approximately $8.3 million to further support our efforts in the smartphone space. Allocated information technology costs increased approximately $4.9 million as a result of increased research and development headcount. Stock-based compensation expense increased $9.0 million during fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
General and administrative	$59,762	3.8%	$44,297	2.8%	$15,465

General and administrative expenses consist principally of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses during fiscal year 2007 increased approximately 35% from the comparable period a year ago. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues during fiscal year 2007 is due to several factors. Professional and legal expenses increased by approximately $8.2 million, primarily related to settlement costs of several lawsuits and defense of patent litigation during fiscal year 2007. Employee-related expenses increased approximately $1.8 million as a result of an increase in our headcount of approximately 10 additional employees hired to support our infrastructure. Allocated information technology costs also increased approximately $0.8 million as a result of our increased headcount. These increases were partially offset by a decrease in the charge for our allowance for doubtful accounts by $1.2 million as a result of overall improvements in our accounts receivables. Stock-based compensation expense increased $6.1 million during fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

In-process Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
In-process research and development	$3,700	0.2%	$—	—%	$3,700

In-process research and development for fiscal year 2007 in absolute dollars was the result of the acquisitions of assets during the third quarter of fiscal year 2007 which represented purchased in-process research and development that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Amortization of Intangible Assets

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Amortization of intangible assets	$1,981	0.1%	$4,589	0.3%	$(2,608)

The decrease in amortization of intangible assets in absolute dollars for fiscal year 2007 is primarily due to a $3.2 million decrease in amortization of intangible assets acquired in connection with the Handspring acquisition because these assets became fully amortized during the second quarter of fiscal year 2006. This decrease was partially offset by a $0.6 million increase in amortization resulting from the acquisition of intangible assets during the third quarter of fiscal year 2007.

Legal Settlements

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Legal settlements	$—	—%	$23,775	1.5%	$(23,775)

In June 2006, we entered into a legal settlement with Xerox Corporation for $22.5 million, as well as an additional settlement for $1.3 million.

Restructuring Charges

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Restructuring charges	$—	—%	$792	—%	$(792)

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

We cannot assure you that our estimates of the costs associated with the restructuring action taken in connection with the Handspring acquisition will not change due to changes in underlying lease and sublease arrangements.

Interest and Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Interest and other income (expense), net	$22,369	1.4%	$11,336	0.7%	$11,033

Interest and other income for fiscal year 2007 primarily consisted of approximately $26.0 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $3.6 million of interest expense and bank and other charges. Interest and other income for fiscal year 2006 primarily consisted of approximately $17.2 million of interest income on our cash, cash equivalent and short-term investment balances, partially offset by $5.8 million of interest expense and bank and other charges. Interest income increased primarily as a result of increased cash, cash equivalent and short-term investment balances and more favorable interest rates. Interest expense and bank and other charges decreased primarily due to lower outstanding debt as a result of repayment of convertible debt during the third quarter of fiscal year 2007.

Income Tax Provision (Benefit)

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Income tax provision (benefit)	$36,044	2.3%	$(219,523)	(13.9)%	$255,567

The income tax provision for fiscal year 2007 was $36.0 million, which consisted of federal, state and foreign income taxes and represents an effective tax rate of 39%. This rate differs from the statutory U.S. rate due to lack the of tax benefits from foreign losses offset in part by research tax credits.

During the second quarter of fiscal year 2006, the Company determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets resulting in a tax benefit of $250.3 million.

Although the Company has determined that a valuation allowance is no longer required with respect to its domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2007, the Company would require approximately $807 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize our net deferred tax assets. Based upon the Company’s results for the most recent fiscal year, it would take the Company less than 9 years to utilize its current NOL and tax credit carryforwards. During this period the Company’s profits have also grown, which, if projected into the future, would result in utilization of current NOL and tax credit carryforwards in an even shorter number of years. The Company will review its forecast in relation to actual results and expected trends on an ongoing basis. The trends include the expected continued growth of the smartphone market. Failure by the Company to achieve its future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

Comparison of Fiscal Years Ended May 31, 2006 and 2005

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Revenues	$1,578,509	100.0%	$1,270,410	100.0%	$308,099

Revenues for fiscal year 2006 increased approximately 24% from fiscal year 2005. Smartphone revenue was $1.1 billion for fiscal year 2006 and increased 85% from $587.7 million for fiscal year 2005. Handheld revenue was $490.2 million for fiscal year 2006 and decreased 28% from $682.7 million for fiscal year 2005. During fiscal year 2006, net device units shipped were approximately 4,749,000 units at an average selling price of

$316 per unit. During fiscal year 2005, net device units shipped were approximately 4,522,000 units at an average selling price of $265 per unit. Of this 24% increase in revenues, the increase in average selling prices contributed approximately 19 percentage points and the increase in net unit shipments contributed approximately 5 percentage points. The increase in average selling price reflects a continued shift towards smartphones during fiscal year 2006. Smartphones carry a higher average selling price than handheld computer devices. The increase in net unit shipments is due to a higher volume of smartphone unit sales primarily in the United States to our carrier partners, partially offset by a decrease in handheld unit sales.

International revenues were approximately 24% of worldwide revenues in fiscal year 2006, compared with approximately 33% in fiscal year 2005.

International revenues decreased 4 percentage points compared to an increase in United States revenues of 28 percentage points, resulting in a 24% increase in worldwide revenues for fiscal year 2006 compared to fiscal year 2005. Average selling prices for our devices increased in the United States and internationally by 22% and 6%, respectively, during fiscal year 2006 as compared to fiscal year 2005. The increase in average selling prices in the United States is primarily the result of broader penetration of smartphones with carriers through increased volume to our carrier partners in the United States and due to a shift in product mix from Treo 600s to Treo 650s internationally. Net units sold increased approximately 18% in the United States and decreased approximately 18% internationally. The increase in the United States is primarily due to broader penetration of our smartphones through increased volume to our carrier partners during fiscal year 2006 as compared to fiscal year 2005, partially offset by a decrease in handheld unit sales. The decrease in net unit sales internationally is primarily the result of a decline in unit sales of our handheld units which was partially offset by an increase in smartphone unit sales.

Total Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Cost of revenues	$1,057,708	67.0%	$879,458	69.2%	$178,250
Applicable portion of amortization of intangible assets	375	—	900	0.1	(525)

Total cost of revenues	$1,058,083	67.0%	$880,358	69.3%	$177,725

‘Cost of revenues’ as a percentage of revenues decreased by 2.2 percentage points to 67.0% for fiscal year 2006 from 69.2% for fiscal year 2005. The decrease is primarily the result of approximately 2.6 percentage points of lower product costs due to a benefit of royalty obligations as a result of negotiating more favorable rates on certain radio technologies and a shift in our product mix towards smartphones which constituted 69% of our revenues during fiscal year 2006 compared to 46% during fiscal year 2005. In addition, we experienced reduced manufacturing division spending rates during fiscal year 2006, compared to fiscal year 2005, contributing approximately 0.4 percentage points, as a result of reduced depreciation costs as older equipment has become fully depreciated. Freight costs decreased by approximately 0.5 percentage points primarily due to a reduction in expedited shipments to customers. In addition, excess and obsolete inventory costs decreased by 0.1 percentage point due to a reduction in our provision for end-of-life products in fiscal year 2006 as compared fiscal year 2005. Partially offsetting these decreases was an increase in warranty expenses of 1.5 percentage points due to a shift in our product mix towards smartphones, which carry higher warranty costs than handheld computer devices as a percentage of their respective revenues. In addition, the increase in warranty expenses was impacted by an increase in our estimates of return rates of our earlier model smartphone and higher per unit repair costs.

The ‘Amortization of intangible assets’ applicable to the cost of revenues decreased in absolute dollars during fiscal year 2006 compared to fiscal year 2005 primarily due to the intangible assets acquired in connection with the Handspring acquisition becoming fully amortized during the second quarter of fiscal year 2006.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Sales and marketing	$205,794	13.0%	$171,646	13.5%	$34,148

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

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Research and development	$136,243	8.6%	$90,060	7.1%	$46,183

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

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
General and administrative	$44,297	2.8%	$40,872	3.2%	$3,425

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

Amortization of Intangible Assets

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Amortization of intangible assets	$4,589	0.3%	$7,806	0.6%	$(3,217)

The decrease in amortization of intangible assets in absolute dollars for fiscal year 2006 is primarily due to a $4.6 million decrease in amortization of intangible assets acquired in connection with the Handspring acquisition because these assets became fully amortized during the second quarter of fiscal year 2006. This decrease was partially offset by a $1.4 million increase in amortization resulting from the acquisition of the Palm brand in May 2005.

Legal Settlements

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Legal settlements	$23,775	1.5%	$—	—%	$23,775

In June 2006, we entered into a legal settlement with Xerox Corporation for $22.5 million, as well as an additional settlement for $1.3 million.

Restructuring Charges (Adjustments)

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Restructuring charges (adjustments)	$792	—%	$(360)	—%	$1,152

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

Employee Separation Costs

	Years Ended May 31,				Increase/ (Decrease)
	2006	% of Revenue	2005	% of Revenue
	(dollars in thousands)
Employee separation costs	$—	—%	$3,400	0.3%	$(3,400)

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

•

Although the Company operates in an industry which is competitive and experiences rapid technological change, we have operated successfully in this environment. During the eight quarters ended May 31, 2006, we expanded our product mix from solely handheld computing devices to include smartphones, which now comprise a majority of our revenues. We have maintained profitability and achieved year-over-year revenue growth during this period. The smartphone market is expected to continue to expand in the future and we expect to experience revenue and profit growth.

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

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2007 were $128.1 million, compared to $113.5 million at May 31, 2006, an increase of $14.6 million. Contributing to this increase were net income of $56.4 million, non-cash charges of $55.5 million, and changes in assets and liabilities of $56.3 million. In addition, we had $27.2 million of increases from stock-related activity. These increases were partially offset by the purchase of the Palm OS Garnet license from ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.) for $44.0 million, the debt repayments of $50.8 million, cash used to repurchase and retire shares of $31.0 million, cash paid for acquisitions of $19.0 million, cash used for the purchase of property and equipment of $24.7 million and net purchases of short-term investments of $11.3 million.

We anticipate our May 31, 2007 total cash, cash equivalents and short-term investments balance of $546.7 million will satisfy our operational cash flow requirements for at least the next twelve months and the anticipated impact of the recently announced recapitalization transaction in which the private-equity firm, Elevation Partners will invest $325 million in Palm and we will utilize these proceeds along with existing cash and the net proceeds from $400 million of new debt to finance a cash distribution to shareholders of $9.00 per share, or approximately $934.0 million based on the outstanding shares of common stock at May 31, 2007. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies.

Net accounts receivable was $204.3 million at May 31, 2007 and May 31, 2006. Days sales outstanding, or DSO, of receivables was 46 days at May 31, 2007 and 2006. During the fiscal year 2007, the cash conversion cycle decreased 6 days to -5 days compared to 1 day at fiscal year end 2006 primarily due to average annualized increases in accounts payable offset by decreases in cost of revenues year over year. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

The following is a summary of the contractual commitments associated with our debt and lease obligations (which include the related interest), as well as our purchase commitments as of May 31, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$49,188	$11,986	$34,439	$2,763	$—
Note payable to PalmSource for brand	7,500	3,750	3,750	—	—
Software purchase obligation	2,451	1,089	1,362	—	—
Employee incentive compensation	8,000	2,000	4,000	2,000	—
Minimum purchase commitment obligation:
License due to Microsoft	22,663	13,913	8,750	—	—

Total contractual obligations	$89,802	$32,738	$52,301	$4,763	$—

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

During fiscal year 2007, we repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during fiscal year 2007. The repurchased shares have been subsequently retired.

Our facilities are leased under operating leases that expire at various dates through January 2013.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company and our rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of May 31, 2007 and $22.5 million as of May 31, 2006.

We accrue for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computer devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $29.4 million and $35.4 million as of May 31, 2007 and 2006, respectively, including estimated royalties of $23.1 million and $30.5 million, respectively, which are reported in other accrued liabilities. Fiscal year 2006 includes a benefit of approximately $11.7 million as a result of negotiating more favorable licensing terms than were expected as of May 31, 2005. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2007 or for the reported results for the year then ended. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2007 and 2006, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were approximately $159.8 million and $163.1 million, respectively.

In October 2005, we entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at May 31, 2007) or, at our election, subject to specific requirements, equal to LIBOR plus 1.75% (7.09% at May 31, 2007). The interest rate may vary based on fluctuations in market rates. The line of credit is unsecured as long as we maintain over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If our domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of our assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of May 31, 2007 and 2006, we had used our credit line to support the issuance of letters of credit totaling $9.1 million and $10.2 million, respectively.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of May 31, 2007, we made payments of $0.8 million under the agreement. The remaining amount due under the agreement is $2.5 million as of May 31, 2007.

During February 2007, we acquired the assets of two sole proprietorships for $19.2 million. Under the purchase agreements, we agreed to pay up to $8.0 million over four years in employee incentive compensation based upon continued employment with the Company which will be recognized as compensation expense over the service period of the applicable employees.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP to purchase 1.0 million units per year over a 2-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $17.5 million per year ending November 2008. As of May 31, 2007, we have made payments of $12.3 million. The remaining amount due under the agreement is $22.7 million as of May 31, 2007.

Effects of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for the fiscal year beginning June 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements, but we do not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 for the fiscal year beginning June 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are required to adopt SAB No. 108 for the fiscal year beginning June 1, 2007. SAB No. 108 will not have an effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2007 would cause an immaterial decline in the fair value of our cash equivalents. As of May 31, 2007, we had short-term investments of $418.6 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2007 would cause a decline of less than 2%, or $4.4 million, in the fair market value of our short-term investment portfolio. We would expect our operating results or cash flows to be similarly affected by such a change in market interest rates.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on May 31, 2007 had a notional contract value in U.S. dollars of approximately $10.0 million which settled within 30 days.

Equity Price Risk

As of May 31, 2007 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palm, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Palm, Inc. and subsidiaries (“the Company”) as of May 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Palm, Inc. and subsidiaries at May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2007, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 18, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

July 18, 2007

Palm, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Years Ended May 31,
	2007	2006	2005
Revenues	$1,560,507	$1,578,509	$1,270,410
Cost of revenues(*)	985,369	1,057,708	879,458

Gross profit	575,138	520,801	390,952

Operating expenses:
Sales and marketing(*)	248,685	205,794	171,646
Research and development(*)	190,952	136,243	90,060
General and administrative(*)	59,762	44,297	40,872
In-process research and development	3,700	—	—
Amortization of intangible assets	1,981	4,589	7,806
Legal settlements	—	23,775	—
Restructuring charges (adjustments)	—	792	(360)
Employee separation costs(*)	—	—	3,400

Total operating expenses	505,080	415,490	313,424

Operating income	70,058	105,311	77,528
Interest and other income (expense), net	22,369	11,336	3,003

Income before income taxes	92,427	116,647	80,531
Income tax provision (benefit)	36,044	(219,523)	14,144

Net income	$56,383	$336,170	$66,387

Net income per share:
Basic	$0.55	$3.33	$0.68

Diluted	$0.54	$3.19	$0.65

Shares used in computing per share amounts:
Basic	102,757	100,818	96,971

Diluted	104,442	105,745	102,579

(*) Costs and expenses include stock-based compensation as follows:
Cost of revenues	$2,276	$13	$23
Sales and marketing	6,012	656	753
Research and development	9,024	284	256
General and administrative	6,943	816	661
Employee separation costs	—	—	334

	$24,255	$1,769	$2,027

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

Palm, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	May 31, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$128,130	$113,461
Short-term investments	418,555	405,433
Accounts receivable, net of allowance for doubtful accounts of $3,172 and $4,801, respectively	204,335	204,337
Inventories	39,168	58,010
Deferred income taxes	135,906	153,854
Investment for committed tenant improvements	1,331	3,967
Prepaids and other	10,222	10,937

Total current assets	937,647	949,999

Land held for sale	60,000	60,000
Property and equipment, net	36,634	22,990
Goodwill	167,596	166,538
Intangible assets, net	76,058	25,783
Deferred income taxes	267,348	260,713
Other assets	2,719	1,499

Total assets	$1,548,002	$1,487,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$196,155	$184,501
Income taxes payable	62,006	50,021
Accrued restructuring	5,406	7,209
Provision for committed tenant improvements	1,331	3,967
Current portion of long-term convertible debt	—	35,000
Other accrued liabilities	216,125	216,374

Total current liabilities	481,023	497,072

Non-current liabilities	4,568	6,545

Stockholders’ equity:
Series A preferred stock, $.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, 2,000,000 shares authorized; outstanding: 103,796 shares and 103,469 shares, respectively	104	103
Additional paid-in capital	1,492,362	1,475,319
Unamortized deferred stock-based compensation	—	(2,752)
Accumulated deficit	(431,698)	(488,081)
Accumulated other comprehensive income (loss)	1,643	(684)

Total stockholders’ equity	1,062,411	983,905

Total liabilities and stockholders’ equity	$1,548,002	$1,487,522

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Unamortized Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, May 31, 2004	$94	$1,383,583	$(1,995)	$(890,638)	$490	$491,534
Components of comprehensive income:
Net income	—	—	—	66,387	—	66,387
Net unrealized loss on available-for-sale investments	—	—	—	—	(192)	(192)
Recognized losses included in earnings	—	—	—	—	177	177
Accumulated translation adjustments	—	—	—	—	237	237

Total comprehensive income	—	—	—	—	—	66,609

Common stock issued under stock plans, net	5	23,413	(2,565)	—	—	20,853
Stock-based compensation expense	—	—	2,027	—	—	2,027
Cancelled restricted stock and option grants related to terminated employees	—	(111)	111	—	—	—

Balances, May 31, 2005	99	1,406,885	(2,422)	(824,251)	712	581,023
Components of comprehensive income:
Net income	—	—	—	336,170	—	336,170
Net unrealized loss on available-for- sale investments.	—	—	—	—	(2,678)	(2,678)
Recognized losses included in earnings	—	—	—	—	1,190	1,190
Accumulated translation adjustments	—	—	—	—	92	92

Total comprehensive income	—	—	—	—	—	334,774

Common stock issued under stock plans, net	4	40,448	(1,894)	—	—	38,558
Stock-based compensation expense	—	337	1,564	—	—	1,901
Tax benefit from employee stock options	—	27,649	—	—	—	27,649

Balances, May 31, 2006	103	1,475,319	(2,752)	(488,081)	(684)	983,905
Components of comprehensive income:
Net income	—	—	—	56,383	—	56,383
Net unrealized gains on available-for- sale investments	—	—	—	—	1,522	1,522
Recognized gains included in earnings	—	—	—	—	(110)	(110)
Accumulated translation adjustments	—	—	—	—	915	915

Total comprehensive income	—	—	—	—	—	58,710

Common stock issued under stock plans, net	3	21,923		—	—	21,926
Stock-based compensation expense	—	21,503	2,752	—	—	24,255
Tax benefit from employee stock options	—	4,578	—	—	—	4,578
Shares repurchased and retired	(2)	(30,961)				(30,963)

Balances, May 31, 2007	$104	$1,492,362	$—	$(431,698)	$1,643	$1,062,411

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended May 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$56,383	$336,170	$66,387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	13,316	15,112	15,546
Stock-based compensation	24,255	1,769	2,027
Amortization of intangible assets	8,315	4,589	7,806
In-process research and development	3,700	—	—
Deferred income taxes	11,313	(250,079)	(1,417)
Realized (gain) loss on equity investments and short-term investments	(110)	1,190	177
Excess tax benefit related to stock-based compensation	(5,241)	—	—
Tax benefit related to stock options	—	11,279	—
Changes in assets and liabilities:
Accounts receivable	2	(64,175)	(19,089)
Inventories	18,842	(22,466)	(21,514)
Prepaids and other	1,790	(745)	1,538
Accounts payable	11,654	48,781	22,948
Income taxes payable	16,421	12,302	(874)
Accrued restructuring	(1,803)	(8,191)	(11,570)
Other accrued liabilities	9,354	52,664	51,083

Net cash provided by operating activities	168,191	138,200	113,048

Cash flows from investing activities:
Purchase of intangible assets	(44,000)	—	(7,500)
Purchase of property and equipment	(24,651)	(18,944)	(15,279)
Sale of equity investments	—	—	1,200
Cash paid for acquisitions	(19,000)	—	—
Purchase of short-term investments	(682,882)	(773,011)	(320,291)
Sales/maturities of short-term investments	671,623	599,719	238,764
Sales/maturities of restricted investments	—	775	400

Net cash used in investing activities	(98,910)	(191,461)	(102,706)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	21,926	38,558	20,853
Purchase and subsequent retirement of common stock	(30,963)	—	—
Excess tax benefit related to stock-based compensation	5,241	—	—
Repayment of debt	(50,816)	—	(1,600)

Net cash (used in) provided by financing activities	(54,612)	38,558	19,253

Change in cash and cash equivalents	14,669	(14,703)	29,595
Cash and cash equivalents, beginning of period	113,461	128,164	98,569

Cash and cash equivalents, end of period	$128,130	$113,461	$128,164

Supplemental cash flow information:
Cash paid for income taxes	$8,900	$5,878	$7,561

Cash paid for interest	$1,741	$1,766	$1,992

Non-cash investing and financing activities:
Liability for property and equipment acquired	$2,309	$—	$—

Debt for brand-name intangible asset	$—	$—	$19,700

Accrued liability for long-term investment	$—	$—	$984

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

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system, or OS, business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, Palm acquired Handspring, Inc., or Handspring, and also changed the Company’s name to palmOne, Inc., or palmOne.

In connection with the spin-off of PalmSource, the Palm Trademark Holding Company, LLC, was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, the Company acquired PalmSource’s interest in the Palm Trademark Holding Company, LLC, including the Palm trademark and brand, for $30.0 million, payable over 3.5 years. In July 2005, the Company changed its name back to Palm, Inc., or Palm.

Note 2.    Significant Accounting Policies

Fiscal Year

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, 2007. Fiscal years 2007 and 2006 each contained 52 weeks while fiscal year 2005 contained 53 weeks. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of the fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset impairments, restructurings, inventory, stock-based compensation and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain immaterial prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported results.

Cash Equivalents and Short-Term Investments

Cash equivalents are highly liquid debt investments acquired with remaining maturities of three months or less. Short-term investments are highly liquid investments with original maturities at the date of purchase of greater than three months, and marketable equity securities. While Palm’s intent is to hold such short-term investments to maturity, consistent with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, all short-term investments are classified as available-for sale, since these short-term investments are available for current operations, if required. Such short-term investments are recorded at market value using the specific identification method with unrealized gains and losses included as a component of other comprehensive income (loss). The cost of short-term investments sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest and other income (expense), along with interest and dividends.

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

The following individual customers accounted for 10% or more of total revenue for the years ended May 31, 2007, 2006 and 2005:

	Years Ended May 31,
	2007	2006	2005
Sprint Nextel Corporation	24%	14%	11%
Verizon Wireless	18%	30%	9%
AT&T, Inc.	14%	11%	11%
Ingram Micro	6%	8%	12%

The following individual customers accounted for 10% or more of net accounts receivable:

	May 31,
	2007	2006
Sprint Nextel Corporation	36%	26%
AT&T, Inc.	15%	12%
Verizon Wireless	12%	28%

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

Land Held for Sale, Property and Equipment

Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years). Land held for sale is held at cost reduced by impairment charges recorded in prior years as the result of declines in market value. (See Note 5 to consolidated financial statements.)

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

Equity Investments

Investments in equity securities with readily available fair values are considered available-for-sale and recorded at cost, in other assets, with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for which Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost, $1.0 million at May 31, 2007 and 2006. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to interest and other income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA SOP No. 97-2, Software Revenue Recognition, as amended. The Company recognizes revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for Palm’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and are estimated based on specific programs, expected usage and historical experience.

Revenue from software arrangements with end users of Palm’s devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, the Company allocates revenue to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company defers the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

Advertising

Advertising costs are expensed as incurred and were $116.3 million, $90.1 million and $79.3 million for fiscal years 2007, 2006 and 2005, respectively. Included within total advertising costs are marketing development funds paid to wireless carriers and channel customers for which Palm receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenue is recognized.

Warranty Costs

Palm accrues for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and any known warranty issues.

Restructuring Costs

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), Palm records liabilities for costs associated with exit or disposal activities when the liability is incurred. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, Palm accrued for restructuring costs when it made a commitment to a firm exit plan that specifically identified all significant actions to be taken. Palm records initial restructuring charges based on assumptions and related estimates it deems appropriate for the economic environment at the time these estimates are made. Palm reassesses restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and records new restructuring accruals as liabilities are incurred.

Income Taxes

Income tax expense (benefit) for the years ended May 31, 2007, 2006 and 2005 is based on pre-tax financial accounting income or loss. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards, deferred expenses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

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

Derivative Instruments

Palm conducts business on a global basis in several currencies. As such, Palm is exposed to movements in foreign currency exchange rates. Palm enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency assets and liabilities. Gains and losses on the contracts offset foreign exchange gains or losses from the revaluation of certain foreign currency assets or liabilities denominated in currencies other than the functional currency of the reporting entity. Palm’s foreign exchange forward contracts relate to current assets and liabilities and generally mature within 30 days. Palm did not hold derivative financial instruments for trading purposes or to hedge expected future cash flows during the years ended May 31, 2007, 2006 and 2005.

Stock-Based Compensation

On June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees. In January 2006, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service period. Palm’s share-based awards include stock options, restricted stock awards, performance shares, or restricted stock units, and Palm’s Employee Stock Purchase Plan.

Prior to the adoption of SFAS No. 123(R), Palm applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. In addition, the Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and

Disclosure, as if the fair value based method had been applied in measuring compensation expense. For restricted stock awards and restricted stock units, the valuation and calculation of compensation expense under APB No. 25 and SFAS No. 123(R) is the same.

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and to any outstanding share-based awards that were issued but not vested as of June 1, 2006. Accordingly, Palm’s consolidated financial statements as of May 31, 2006 and the years then ended have not been restated to reflect the impact of SFAS No. 123(R).

Upon adoption of SFAS No. 123(R), Palm changed its expensing method to straight-line attribution of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Net Income Per Share

Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options outstanding, the assumed issuance of stock under the Company’s employee stock purchase plan and restricted stock units calculated using the treasury stock method and the convertible debt, calculated using the “if converted” method.

The following table sets forth the computation of basic and diluted net income per share for the fiscal years ended May 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Years Ended May 31,
	2007	2006	2005
Numerator:
Numerator for basic net income per share	$56,383	$336,170	$66,387
Effect of dilutive securities:
Interest expense on convertible debt, net of taxes	—	1,050	—

Numerator for diluted net income per share	$56,383	$337,220	$66,387

Denominator:
Shares used to compute basic net income per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	102,757	100,818	96,971
Effect of dilutive securities:
Restricted stock awards subject to repurchase	14	41	238
Stock options and employee stock purchase plan	1,659	3,802	5,370
Restricted stock units	12	—	—
Convertible debt	—	1,084	—

Shares used to compute diluted net income per share	104,442	105,745	102,579

Basic net income per share	$0.55	$3.33	$0.68

Diluted net income per share	$0.54	$3.19	$0.65

Weighted average options to purchase Palm common stock of approximately 11,020,000, 3,502,000 and 4,088,000 for the fiscal years ended May 31, 2007, 2006 and 2005, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounted for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt is added back to net income. During fiscal year 2007, Palm retired its outstanding convertible debt. For each of the fiscal years ended May 31, 2007 and 2005, approximately 1,084,000 shares, respectively, were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income plus net unrealized gain (loss) on investments, recognized (gains) losses included in earnings and accumulated foreign currency translation adjustments and is presented in the statement of stockholders’ equity.

Effects of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. Palm is required to adopt SFAS No. 157 for the fiscal year beginning June 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 for the fiscal year beginning June 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are required to adopt SAB No. 108 for the fiscal year beginning June 1, 2007. SAB No. 108 will not have an effect on our consolidated financial statements.

Note 3.    Cash and Available-For-Sale and Restricted Investments

The Company’s cash and available-for-sale and restricted investments are as follows (in thousands):

	May 31, 2007			May 31, 2006
	Adjusted Cost	Net Unrealized Gain/(Loss)	Carrying Value	Adjusted Cost	Net Unrealized Loss	Carrying Value
Cash	$65,279	$—	$65,279	$62,077	$—	$62,077
Cash equivalents, money market funds	62,851	—	62,851	51,384	—	51,384

Total cash and cash equivalents	$128,130	$—	$128,130	$113,461	$—	$113,461

Short-term investments:
Corporate notes/bonds	$234,875	$2	$234,877	$173,789	$(330)	$173,459
Federal government obligations	127,211	(531)	126,680	191,847	(1,537)	190,310
State and local government obligations	47,200	—	47,200	14,000	—	14,000
Foreign corporate notes/bonds	9,805	(7)	9,798	27,745	(81)	27,664

Total short-term investments	$419,091	$(536)	$418,555	$407,381	$(1,948)	$405,433

Investment for committed tenant improvements, money market funds	$1,331	$—	$1,331	$3,967	$—	$3,967

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

The net unrealized losses above for fiscal year 2007 of $0.5 million are net of unrealized gains of $0.4 million. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate notes/bonds	$36,156	$(170)	$4,915	$(42)	$41,071	$(212)
Federal government obligations	67,804	(422)	34,793	(314)	102,597	(736)
Foreign corporate notes/bonds	1,326	(6)	526	(12)	1,852	(18)

	$105,286	$(598)	$40,234	$(368)	$145,520	$(966)

The net unrealized losses above for fiscal year 2006 of $1.9 million are net of unrealized gains of $73,000. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at May 31, 2006 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate notes/bonds	$39,602	$(338)	$—	$—	$39,602	$(338)
Federal government obligations	158,484	(1,513)	10,365	(89)	168,849	(1,602)
Foreign corporate notes/bonds	2,664	(81)	—	—	2,664	(81)

	$200,750	$(1,932)	$10,365	$(89)	$211,115	$(2,021)

Note 4.    Inventories

Inventories consist of the following (in thousands):

	May 31,
	2007	2006
Finished goods	$37,736	$57,239
Work in process and raw materials	1,432	771

	$39,168	$58,010

Note 5.    Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land not in use to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company would sell these 39 acres of land for a total purchase price of $70.0 million. In March 2007, the Buyer and Palm entered an amendment to the Agreement reducing the purchase price to $66.0 million in consideration for the elimination of Palm’s obligation to retain $5.0 million from the sales proceeds, which was intended to be applied to possible traffic mitigation fees charged by the City of San Jose. The sale closed in June 2007.

Note 6.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31,
	2007	2006
Equipment and internal use software	$99,208	$82,641
Leasehold improvements	17,708	11,842
Furniture and fixtures	1,404	3,537

Total	118,320	98,020
Accumulated depreciation and amortization	(81,686)	(75,030)

	$36,634	$22,990

Note 7.    Business Combinations

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. The Company expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million are comprised of $19.0 million in cash, of which $2.5 million was deposited with an escrow agent pursuant to the terms of escrow agreements and $0.2 million in direct transaction costs that Palm expects to incur. These acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

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

The results of operations for the acquisitions completed during the year ended May 31, 2007 have been included in the Company’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

Note 8.    Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As defined by SFAS No. 142, the Company identified two reporting units and allocated goodwill to each unit. During the fourth quarter of fiscal years 2007 and 2006, Palm completed its annual impairment test, and there was no impairment indicated.

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2005	$249,161
Goodwill adjustments	(82,623)

Balance, May 31, 2006	166,538
Acquisition of businesses (see Note 7)	916
Goodwill adjustments	142

Balance, May 31, 2007	$167,596

Goodwill adjustments during fiscal year 2006 of approximately $82.6 million are primarily the result of the release of the valuation allowance of the deferred tax assets associated with the Handspring acquisition. During fiscal year 2007, goodwill increased due to the acquisition of the assets of two sole proprietorships resulting in goodwill of $0.9 million. In addition, the Company made other adjustments to goodwill relating to the Handspring acquisition for the recognition of foreign tax loss carry forwards of $0.1 million. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

Note 9.    Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		May 31, 2007
	Weighted Average Amortization Period (months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(2,777)	$24,423
Palm OS Garnet license	60	44,000	(6,300)	37,700
Acquisition related (see Note 7):
Core technology	83	13,670	(512)	13,158
Contracts and customer relationships	12	400	(100)	300
Non-compete covenants	36	520	(43)	477

		$85,790	$(9,732)	$76,058

		May 31, 2006
	Weighted Average Amortization Period (months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(1,417)	$25,783
Intangible assets related to Handspring acquisition	Various	19,700	(19,700)	—

		$46,900	$(21,117)	$25,783

Amortization expense related to intangible assets was $8.3 million, $4.6 million and $7.8 million for the years ended May 31, 2007, 2006 and 2005, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
2008	$17,281
2009	12,947
2010	9,904
2011	8,878
2012	6,074
Thereafter	20,974

$76,058

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

In December 2006, Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm OS used in several Treo smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The new agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. In addition, Palm has secured an expansion of its existing patent license from ACCESS Systems to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, Palm paid ACCESS Systems a total of $44.0 million in the third quarter of fiscal year 2007 and is amortizing the intangible asset over five years.

Note 10.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2007	2006
Payroll and related expenses	$27,877	$27,879
Rebates	44,630	16,493
Royalties	29,414	35,439
Product warranty	41,087	42,909
Marketing development expenses	26,050	12,333
Other	47,067	81,321

	$216,125	$216,374

Note 11.    Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through January 2013, and certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property.

Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Years Ended May 31,	Operating
2008	$11,986
2009	11,686
2010	11,527
2011	11,226
2012	2,676
Thereafter	87

$49,188

Rent expense was $11.0 million, $9.5 million and $7.0 million for fiscal years 2007, 2006 and 2005, respectively. In conjunction with its restructuring activities, the Company is subleasing certain excess space, the proceeds from which would partially offset the Company’s future minimum lease commitments. The estimated sublease income is not deducted from the above table of future minimum lease payments. Future minimum lease receivables under subleases are as follows (in thousands):

Years Ended May 31,
2008	$3,221
2009	3,370
2010	3,373
2011	3,373
2012	1,159
Thereafter	—

$14,496

Sublease income was approximately $3.9 million, $3.1 million and $2.0 million for fiscal years 2007, 2006 and 2005, respectively. Although Palm has subleased its excess facilities, the Company has guaranteed to the landlord the commitments above in the event the sublessor defaults on its obligations.

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

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company and its rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of May 31, 2007 and $22.5 million as of May 31, 2006.

Palm accrues for royalty obligations to certain technology and patent holders based on unit shipments of its smartphone and handheld computer devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $29.4 million and $35.4 million as of May 31, 2007 and 2006, respectively, including estimated royalties of $23.1 million and $30.5 million, respectively, which are reported in other accrued liabilities. Fiscal year 2006 includes a benefit of approximately $11.7 million as a result of negotiating more favorable licensing terms than were expected as of May 31, 2005. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2007 or for the reported results for the year then ended. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2007 and 2006, Palm’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $159.8 million and $163.1 million, respectively.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at May 31, 2007) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.09% at May 31, 2007). The interest rate may vary based on fluctuations in market rates. The line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of May 31, 2007 and 2006, Palm used its credit line to support the issuance of letters of credit totaling $9.1 million and $10.2 million, respectively.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of May 31, 2007 Palm made payments of $0.8 million under the agreement. The remaining amount due under the agreement is $2.5 million as of May 31, 2007.

During February 2007, Palm acquired the assets of two sole proprietorships for $19.2 million. Under the purchase agreements, the Company agreed to pay up to $8.0 million over four years in employee incentive compensation based upon continued employment with the Company which will be recognized as compensation expense over the service period of the applicable employees.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP to purchase 1.0 million units per year over a 2-year contract period. Under the terms of the agreement, the Company agreed to pay a minimum of $17.5 million per year ending November 2008. As of May 31, 2007, the Company has made payments of $12.3 million. The remaining amount due under the agreement is $22.7 million as of May 31, 2007.

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

Changes in the product warranty accrual are (in thousands):

	Years Ended May 31,
	2007	2006
Balance, beginning of period	$42,909	$19,653
Payments made	(77,958)	(77,402)
Accrual related to product sold during the period	80,616	93,909
Change in estimated liability for pre-existing warranties	(4,480)	6,749

Balance, end of period	$41,087	$42,909

Note 12.    Stockholders’ Equity

Preferred Stock

Palm’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. No shares of preferred stock were outstanding at May 31, 2007 and 2006.

Stockholder Rights Plan

In November 2000, the Board of Directors approved a preferred stock rights agreement and issued a dividend of one right to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock for each share of common stock outstanding as of November 6, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of Palm. In June 2007, the Company amended the preferred stock rights agreement for the recapitalization transaction with the private-equity firm, Elevation Partners. The amendment provides that neither the purchase of Series B Preferred Stock nor the conversion thereof into common stock or other transactions will trigger the separation or exercise of the rights or any adverse event under the rights of the agreement.

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

During fiscal year 2007, the Company repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during fiscal year 2007. The repurchased shares have been subsequently retired.

Note 13.    Stock-Based Compensation

On June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. In January 2006, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service period. Palm’s share-based awards include stock options, restricted stock awards, restricted stock units and Palm’s Employee Stock Purchase Plan.

Prior to the adoption of SFAS No. 123(R), Palm applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. In addition, the Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair value based method had been applied in measuring compensation expense. For restricted stock awards, the valuation and calculation of compensation expense under APB No. 25 and SFAS No. 123(R) is the same.

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and to any outstanding share-based awards that were issued but not vested as of June 1, 2006. Accordingly, Palm’s consolidated financial statements as of May 31, 2006 and the years then ended have not been restated to reflect the impact of SFAS No. 123(R).

As required by SFAS No. 123(R), the Company reclassified the unamortized deferred stock-based compensation of $2.8 million on June 1, 2006 to additional paid-in capital.

As of May 31, 2007, the Company has three share-based employee compensation plans out of which the Company grants new awards: the 1999 Employee Stock Purchase Plan, the 1999 Stock Plan, and the 2001 Stock Option Plan for Non-employee Directors.

1999 Employee Stock Purchase Plan

Palm has an employee stock purchase plan, or ESPP, under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees can purchase shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, whichever price is lower, over a two-year period. The ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year or approximately 1,480,000 shares, or a lesser amount as may be determined by the Board of Directors. The number of shares authorized for issuance is limited to a total of 3,000 shares per participant per offering period. Under the terms of the ESPP, at each purchase date, the exercise price of an outstanding subscription is automatically reset to 85% of the current stock price for the next purchase if the current price of the stock is less than the original subscription price. These repricings are accounted for as a modification to the original offer, resulting in additional expense to be recognized over the term of the new offering. All participants in the reset offering are enrolled in the new offering. As of May 31, 2007, approximately 7,387,000 shares were reserved for future issuance under the ESPP, which increased to approximately 8,867,000 shares on June 1, 2007 pursuant to the annual plan increase previously described.

Stock Option Plans

Under the 1999 Stock Plan, Palm may grant restricted stock awards, stock appreciation rights, performance units, restricted stock units, and options to purchase shares of common stock to employees, directors and consultants. The stock option plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. As of May 31, 2007, 21,212,000 shares of common stock have been reserved for issuance and 7,841,000 are available for future grant under the stock option plan, which increased to approximately 13,031,000 shares on June 1, 2007 pursuant to the annual plan increase described above. Stock options are generally granted at not less than the fair market value on the date of grant, typically vest over a two- to four-year period and generally expire seven to ten years after the date of grant. Palm also grants restricted stock awards, under which shares of common stock are issued at par value to key employees and officers, subject to vesting restrictions. Restricted stock issued under the plan generally vests annually over two to four years but is considered outstanding at the time of grant. Restricted stock units are granted at par value to employees, officers and directors, subject to vesting restrictions. Restricted stock units issued under the plan generally vest annually over four years.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions. Except for shares of Palm common stock underlying the options outstanding under these plans (936,000 shares at May 31, 2007), there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans under certain circumstances to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans.

2001 Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a 36-month period. The Company also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made. As of May 31, 2007, 1,645,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 871,000 shares of common stock were available for future grant.

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

Upon adoption of SFAS No. 123(R), Palm elected to use the straight-line attribution as its expensing method of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Under both SFAS No. 123(R) and SFAS No. 123 Palm used the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards and employee stock purchase plan. The key assumptions used in the valuation model during the years ended May 31, 2007, 2006 and 2005 are provided below:

	Years Ended May 31,
Assumptions applicable to stock options:	2007	2006	2005
Risk-free interest rate	4.7%	4.3%	3.1%
Volatility	42%	75%	75%
Option term (in years)	3.5	3.5	3.2
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$5.18	$7.90	$7.73

	Years Ended May 31,
Assumptions applicable to employee stock purchase plan:	2007	2006	2005
Risk-free interest rate	4.8%	4.6%	2.7%
Volatility	47%	75%	75%
Option term (in years)	1.3	1.2	1.1
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$5.51	$8.01	$5.56

Stock-Based Compensation Expense

Stock-based compensation expense for the year ended May 31, 2007 includes (i) compensation expense for stock options granted prior to June 1, 2006 but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), (iii) compensation expense for the Company’s ESPP, (iv) compensation expense for restricted stock awards that are not yet vested based on the grant date intrinsic value and (v) compensation expense for restricted stock units that are not yet vested based on the grant date intrinsic value.

Total stock-based compensation recognized on Palm’s consolidated statement of income for the year ended May 31, 2007 is as follows (in thousands):

	Option Grants	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Income statement classifications:
Cost of revenues	$1,922	$340	$—	$14	$2,276
Sales and marketing	4,680	1,113	82	137	6,012
Research and development	7,079	1,813	16	116	9,024
General and administrative	5,603	481	779	80	6,943

	$19,284	$3,747	$877	$347	$24,255

The total income tax benefit realized from stock option exercises and ESPP rights for the year ended May 31, 2007 was $4.6 million.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows for the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the years ended May 31, 2006 and 2005 (in thousands, except per share amounts):

	Years Ended May 31,
	2006	2005 (1)
Net income, as reported	$336,170	$66,387
Add: Stock-based compensation included in reported net income, net of related tax effects	1,769	2,027
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(21,672)	(34,325)

Pro forma net income	$316,267	$34,089

Net income per share, as reported—basic	$3.33	$0.68

Net income per share, as reported—diluted	$3.19	$0.65

Pro forma net income per share—basic	$3.14	$0.35

Pro forma net income per share—diluted	$2.99	$0.33

(1)	Stock-based compensation expense determined under the fair value method for the year ended May 31, 2005 includes amortization related to options cancelled in connection with the option exchange program initiated on March 1, 2004.

Stock-Based Options and Awards Activity

The following table sets forth the summary of option activity under the Company’s stock option program for the years ended May 31, 2007, 2006 and 2005 (dollars and shares in thousands, except per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at May 31, 2004	12,264	$11.31
Options granted	7,806	$15.13
Options exercised	(3,306)	$5.46
Options canceled	(2,260)	$29.66

Balance at May 31, 2005	14,504	$11.84
Options granted	5,901	$14.61
Options exercised	(3,892)	$8.71
Options canceled	(1,744)	$17.64

Balance at May 31, 2006	14,769	$13.08
Options granted	3,246	$14.44
Options exercised	(1,893)	$8.03
Options canceled	(1,274)	$16.82

Balance at May 31, 2007	14,848	$13.71	7.1	$47,440

Options vested and expected to vest at May 31, 2007	12,829	$13.56	7.0	$43,692

Options exercisable at May 31, 2007	7,307	$12.76	6.6	$33,350

The intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $16.09 as of May 31, 2007, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised for the years ended May 31, 2007, 2006 and 2005 were $16.1 million, $37.1 million and $32.2 million, respectively.

As of May 31, 2007, there was $19.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to Palm employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over the next 1.8 years.

The options outstanding and exercisable as of May 31, 2007 have been segregated into ranges for additional disclosure as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in years)
$ 0.29 to $ 5.60	1,675	$3.76	4.6	1,670	$3.76
$ 5.61 to $ 12.25	1,364	$9.40	6.4	1,007	$8.80
$12.26 to $ 12.47	1,780	$12.46	8.3	604	$12.45
$12.48 to $ 13.99	1,375	$13.63	7.7	470	$13.52
$14.00 to $ 14.01	1,836	$14.01	6.5	188	$14.01
$14.02 to $ 14.99	1,490	$14.48	7.5	413	$14.44
$15.00 to $ 15.30	1,910	$15.29	7.3	1,154	$15.29
$15.31 to $ 16.56	1,512	$16.22	7.5	991	$16.23
$16.57 to $ 19.58	1,505	$18.05	7.7	644	$18.24
$19.59 to $ 411.53	401	$38.18	7.9	166	$60.93

$ 0.29 to $ 411.53	14,848	$13.71	7.1	7,307	$12.76

A summary of Palm’s non-vested restricted stock awards for the years ended May 31, 2007, 2006 and 2005 are as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance at May 31, 2004	155	$8.31
Awarded	250	$16.38
Released	(121)	$8.50
Forfeited	(90)	$16.58

Balance at May 31, 2005	194	$14.73
Awarded	125	$17.50
Released	(112)	$14.31
Forfeited	(19)	$15.66

Balance at May 31, 2006	188	$16.72
Awarded	—	$—
Released	(54)	$16.23
Forfeited	—	$—

Balance at May 31, 2007	134	$16.92

As of May 31, 2007, total unrecognized compensation costs related to non-vested restricted stock awards was $1.9 million, which is expected to be recognized over the next 2.1 years.

A summary of Palm’s restricted stock units for the year ended May 31, 2007 is as follows (dollars and shares in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at May 31, 2006	—	$—
Awarded	211	$14.57
Forfeited	(8)	$14.14

Balance at May 31, 2007	203	$14.59	1.9	$3,266

Restricted stock units vested and expected to vest at May 31, 2007	130	$14.59	1.6	$2,088

As of May 31, 2007, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was $1.4 million, which is expected to be recognized over the next 1.9 years.

A summary of Palm’s ESPP for the year ended May 31, 2007 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding/exercisable at May 31, 2007	973	$14.53	1.3	$1,943

ESPP shares vested and expected to vest at May 31, 2007	635	$14.53	1.3	$1,270

The remaining unrecognized compensation cost for the ESPP plan at May 31, 2007 of $4.2 million is expected to be recognized over the next 1.3 years.

Note 14.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended May 31,
	2007	2006	2005
Current:
Federal	$7,158	$22,935	$8,436
State	9,254	4,566	2,858
Foreign	8,319	3,055	4,267

Total current	24,731	30,556	15,561

Deferred:
Federal	23,122	(200,663)	(924)
State	(11,728)	(49,391)	(45)
Foreign	(81)	(25)	(448)

Total deferred	11,313	(250,079)	(1,417)

	$36,044	$(219,523)	$14,144

Income before income taxes for the years ended May 31, 2007, 2006 and 2005 includes foreign subsidiary losses of $19.4 million, $16.8 million and $4.4 million, respectively.

The income tax provision/benefit rate differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Years Ended May 31,
	2007	2006	2005
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(1.7)	5.0	5.4
Utilization of acquired deferred tax assets	—	1.0	12.1
Non-deductible stock-based compensation	1.7	—	—
Differential in foreign tax rates on earnings	15.9	7.2	6.6
Valuation allowance	—	(236.4)	(42.4)
Research tax credits	(12.6)	(0.2)	—
Other	0.7	0.2	0.9

	39.0%	(188.2)%	17.6%

The significant components of Palm’s deferred income tax assets are (in thousands):

	May 31,
	2007	2006
Net operating loss carryforwards	$187,818	$237,034
Land impairment	62,580	62,891
Reserves not currently deductible for tax purposes	59,990	54,825
Tax credit carryforwards	68,299	33,023
Deferred expenses	4,563	3,843
Stock-based compensation	2,385	—
Deferred revenue	1,194	2,527
Other accrued liabilities	18,055	29,769

	404,884	423,912
Valuation allowance	(1,630)	(9,345)

	$403,254	$414,567

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

During the second quarter of fiscal year 2006, Palm determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and that it was appropriate to release the valuation allowance previously recorded against those deferred tax assets. As a result, Palm released $324.5 million of valuation allowance of which $16.4 million relating to previously exercised stock options was credited to additional paid-in capital, $81.8 million relating to net operating losses of Handspring prior to its acquisition was credited to goodwill and $226.3 million was recorded as a non-cash income tax benefit resulting in an increase in earnings. This excluded the benefit relating to expected earnings for the remaining six months of fiscal year 2006. During the third and fourth quarters of fiscal year 2006, Palm released an additional $24.0 million of valuation allowance recorded as a non-cash income tax benefit. During fiscal year 2007, a valuation allowance of $7.7 million relating to the tax benefit of stock option exercises was reversed and recognized as a credit to additional paid-in capital as the benefit was realized and was offset against the net operating loss carryforwards. The remaining valuation allowance of $1.6 million at May 31, 2007 consists of an allowance for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not.

As of May 31, 2007, Palm has operating loss carryforwards for federal tax purposes totaling approximately $341 million, which expire in various years beginning in fiscal year 2023 through fiscal year 2027. Palm also has approximately $215 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years between 2015 and 2025 and state net operating loss carryforwards of approximately $109 million, which expire in various years between 2008 and 2027. Palm has federal research and experimental credit carryforwards and foreign tax credits of approximately $38 million, which expire in various years between fiscal years 2010 and 2027 and approximately $6 million of federal credits acquired through business combinations, which expire in various years between fiscal years 2011 and 2023. Additionally, Palm has state research and experimental credit carryforwards of approximately $28 million and approximately $6 million of state credits acquired through business combinations, all of which do not expire. Palm also has federal and state AMT credit carryforwards of approximately $2.0 million which do not expire.

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

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, for approximately 20 regular employees, primarily in Europe. Restructuring charges were a result of the Company’s effort to focus its international sales force on smartphone products. Cost reduction actions initiated in the second quarter of fiscal year 2006 were completed during the year ended May 31, 2006.

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

The fourth quarter of fiscal year 2001 restructuring actions consisted of carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of May 31, 2007, the balance consists of lease commitments, payable over approximately four years, offset by estimated sublease proceeds of approximately $14.2 million.

The restructuring action recorded in connection with the Handspring acquisition included $1.8 million related to workforce reductions of approximately 50 Handspring employees, primarily in the United States, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company adjusted the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits, costs to exit certain facilities and other costs associated with the acquisition, as a net increase in goodwill. As of May 31,

2005, cost reduction actions initiated in connection with the Handspring acquisition were complete, except for remaining contractual payments for excess facilities. As of May 31, 2007, the balance consists of lease commitments, payable over approximately 1 year, offset by estimated sublease proceeds of approximately $0.3 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2006 Action	Q3 2004 Action	Q1 2004 Action	Q3 2003 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2004	$—	$708	$805	$2,367	$317	$19,402	$3,537	$27,136
Restructuring charges (adjustments)	—	(98)	—	(342)	80	—	—	(360)
Cash payments	—	(610)	(461)	(1,980)	(397)	(6,508)	(1,238)	(11,194)
Adjustments against goodwill	—	—	—	—	—	—	(137)	(137)
Write-offs	—	—	—	(45)	—	—	—	(45)

Balance, May 31, 2005	—	—	344	—	—	12,894	2,162	15,400
Restructuring charges (adjustments)	2,050	—	—	—	—	—	(1,258)	792
Cash payments	(2,050)	—	(344)	—	—	(6,260)	(329)	(8,983)

Balance, May 31, 2006	—	—	—	—	—	6,634	575	7,209
Cash payments	—	—	—	—	—	(1,542)	(261)	(1,803)

Balance, May 31, 2007	$—	$—	$—	$—	$—	$5,092	$314	$5,406

Note 16.    Employee Benefit Plan

Eligible Palm employees may participate in Palm’s 401(k) Plan, or the Plan. As allowed under the Internal Revenue Code, the Plan permits participants to elect pre-tax and Roth 401(k) salary deferrals, as well as catch-up contributions for those age 50 and over, up to the maximum annual amounts as set periodically by the Internal Revenue Service. Participants may also elect after-tax deferral contributions, subject to certain Internal Revenue Service discrimination tests. Subject to these limits, participants may elect to contribute from 1% to 75% of their annual compensation to the Plan each calendar year. In addition, the Plan provides for Company matching contributions. Palm matches 50% for each dollar on the first 6% of eligible income contributed by the participant as pre-tax and Roth 401(k) salary deferrals. Participants generally become vested in Palm matching contributions according to a three-year vesting schedule based on continued service from their initial date of hire. Palm’s expense related to 401(k) matching contributions was $2.8 million, $2.0 million and $1.7 million for the years ended May 31, 2007, 2006 and 2005, respectively.

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

In April 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne, Inc. The complaint alleged willful infringement of U.S. Patent No. 5,596,656 (the “656 patent”), entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. On June 28, 2006 the parties announced a settlement of the case and a dismissal with prejudice as to all parties was entered on June 29, 2006. Under the terms of the settlement, Palm paid Xerox $22.5 million in exchange for the release of Palm, PalmSource and 3Com from any past liability under the ‘656 patent, a license to the ‘656 patent and two other patents including the right to sublicense to the co-defendants as well as a mutual covenant by the parties not to sue the other for infringement of any existing or filed patent within a defined field of use for seven years. Because Palm no longer sells handheld computing devices which use the Graffitti I handwriting recognition system cited by Xerox in its complaint, Palm recorded the full amount paid as litigation settlement expense in its operating results for fiscal year 2006.

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Palm and Handspring, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints as well as seek certification of differently defined classes. It is uncertain whether there will be any revised or future settlement.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against

Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement and are in the process of negotiating a full settlement agreement. If completed, the settlement will be submitted to the Court for preliminary approval. If approved, the terms of the settlement will result in a resolution which is not material to Palm’s financial position.

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

On March 21, 2005, M-F Downtown Sunnyvale, LLC and M-D Ventures, Inc. filed a case against palmOne, Inc. in the California Superior Court for Santa Clara County captioned M-F Downtown Sunnyvale, LLC; and M-D Ventures, Inc. v. palmOne, Inc., et al. The complaint alleges damages in the amount of not less than $3,612,240 arising from Palm’s breach of contract and breach of the covenant of good faith and fair dealing regarding a Warrant to Purchase Common Stock issued by Handspring, Inc. and assumed by Palm in connection with its purchase of Handspring. The parties reached a settlement in the case and it has been dismissed with prejudice. The terms of the settlement will result in a resolution which is not material to Palm’s financial position.

Note 18.    Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement included a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006 at which time the agreement expired. Under the software license and source code agreement, Palm incurred expenses of $22.8 million, $56.9 million and $46.9 million during the fiscal years ended May 31, 2007, 2006 and 2005, respectively. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004. On November 14, 2005, PalmSource was acquired by ACCESS Co., Ltd.

Other Transactions and Relationships

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during fiscal years 2007 and 2006.

Note 19.    Business Segment Information

Palm operates in one reportable segment that develops, designs and markets mobile computing devices and related add-ons and accessories.

Product Information

Palm sells products in two product lines: smartphones and handheld computers. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2007	2006	2005
Revenues:
Smartphones	$1,250,040	$1,088,312	$587,740
Handheld computers	310,467	490,197	682,670

	$1,560,507	$1,578,509	$1,270,410

Geographic Information

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2007, 2006 and 2005, no single country outside the United States accounted for 10% or more of total revenues. Land held for sale is located in the United States. Revenues from unaffiliated customers and property and equipment by geographic region are as follows (in thousands):

	Years Ended May 31,
	2007	2006	2005
Revenues:
United States	$1,174,265	$1,203,918	$848,052
Other	386,242	374,591	422,358

	$1,560,507	$1,578,509	$1,270,410

	May 31,
	2007	2006	2005
Property and equipment, net:
United States	$35,370	$21,295	$18,155
Other	1,264	1,695	1,003

	$36,634	$22,990	$19,158

Note 20.    Elevation Transaction

As announced on June 4, 2007, the Company entered into an agreement with the private-equity firm Elevation Partners, or Elevation. Elevation will invest $325 million in Palm in the form of 325,000 shares of Series B Redeemable Convertible Preferred Stock, which will represent approximately 25% of the voting shares outstanding of the Company. The Company will utilize the proceeds along with existing cash and the net proceeds from $400 million of new debt to finance a $9.00 per share one-time cash distribution, which is expected to total approximately $934 million, based on the Company’s shares of common stock outstanding at May 31, 2007. In addition, upon closing of the transaction, Elevation will have the right to elect two members to Palm’s Board of Directors and in conjunction with the closing it is expected that Jonathan Rubinstein, former senior vice president of hardware engineering and head of the iPod division at Apple, will join Palm as executive chairman of the board.

Palm will incur issuance costs of approximately $11.5 million relating to the Series B Redeemable Convertible Preferred Stock. The anticipated net proceeds will be classified as mezzanine equity due to mandatory redemption provisions which provide for redemption in seven years if the instruments are not otherwise converted. The issuance costs are being accreted over the life of the shares with such accretion being recorded against accumulated deficit. On a pro forma basis, accretion of issuance costs of approximately $1.6 million would be recognized during the fiscal year ended May 31, 2007.

The Company has entered into a commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., and Morgan Stanley Senior Funding, Inc. dated June 1, 2007, under which the Company will obtain debt financing. The commitment letter contemplates that at the closing of the transaction the Company will consummate a debt financing for $400 million, which is due in six and a half years after issuance. The debt is payable at 1% per annum for the first five and a half years, and is payable in four equal quarterly installments per year. The remaining amount is to be paid during the final year preceding maturity. In addition, the commitment letter also contemplates that the Company will enter into a five-year $40.0 million revolving credit facility, or the Revolver. Interest expense related to the new debt and the Revolver is approximately $31.8 million and $0.9 million, respectively, during the year ended May 31, 2007. Per the agreements, the Company will also incur debt issuance costs comprised of underwriting fees, a solvency opinion, credit rating fees and administrative agent fees which total approximately $8.7 million. The fees will be capitalized and amortized to interest expense over the applicable periods. The amortization of these fees will result in a charge to interest expense of approximately $1.5 million during the year ended May 31, 2007.

Upon the closing of the transaction, Jonathan Rubinstein will receive an annual salary of $0.6 million. Mr. Rubinstein will not participate in the Company’s discretionary cash bonus plan or earn paid vacation or sabbatical. Mr. Rubinstein will be granted options to purchase 2,000,000 shares of Palm common stock of which 1,000,000 shares are subject only to time-based vesting and 1,000,000 shares vest based on market conditions. In addition, Mr. Rubinstein will be granted 1,000,000 restricted stock units, or RSUs, of which 500,000 RSUs are subject only to time-based vesting and 500,000 RSUs vest based on market conditions. These stock options and RSU grants are subject to four year vesting terms. Palm will record stock-based compensation expense to research and development expense of $2.7 million for Mr. Rubinstein’s grants during the year ended May 31, 2007.

The Company has prepared the following unaudited pro forma summary consolidated balance sheet information as of May 31, 2007 which gives effect to the above transaction as if it occurred on May 31, 2007. The unaudited pro forma summary consolidated income statement information for the year ended May 31, 2007 gives effect to the above transaction, and the related income tax effects, as if they occurred as of the beginning of the fiscal year presented, or June 1, 2006. This information has been prepared based on preliminary estimates, the actual amounts recorded as of the completion of the transaction may differ materially from the information presented. This unaudited pro forma summary consolidated information does not include the impact, if any, of nonrecurring charges or credits and the related tax effects resulting directly from the transaction which may include, among other items, adjustments arising from the modification of the Company’s stock awards, evaluation of the valuation allowance of the deferred tax assets or evaluation of the valuation of goodwill and intangible assets.

The Series B Redeemable Convertible Preferred Stock is considered to be a participating security. Accordingly, the shares used to compute basic and diluted earnings per common share have been adjusted by 38.2 million shares to reflect the Series B Redeemable Convertible Preferred Stock using the “if converted” method. In addition, the shares used to compute diluted earnings per common share have been adjusted to reflect the additional dilutive effect of the stock options granted to maintain intrinsic value of Palm’s 1999 Stock Plan, Handspring and board of director stock option plans, calculated using the treasury stock method, or approximately 1.2 million dilutive options.

Palm, Inc.

Pro Forma Summary Consolidated Balance Sheet Information

(In thousands)

(Unaudited)

	May 31, 2007	Pro forma adjustments	Pro forma May 31, 2007
Cash and cash equivalents/short-term investments	$546,685	$(229,422)	$317,263
Total current assets	937,647	(227,940)	709,707
Total assets	1,548,002	(220,689)	1,327,313
Current portion of debt	—	4,000	4,000
Total current liabilities	481,023	4,000	485,023
Long-term debt	—	396,000	396,000
Series B redeemable convertible preferred stock	—	313,476	313,476
Total stockholders’ equity	1,062,411	(934,165)	128,246

Palm, Inc.

Pro Forma Summary Consolidated Income Statement Information

(In thousands, except per share amounts)

(Unaudited)

	For the year ended May 31, 2007	Pro forma adjustments	Pro forma for the year ended May 31, 2007
Operating income	$70,058	$(3,320)	$66,738
Interest expense	(1,970)	(34,163)	(36,133)
Interest income and other income (expense), net	24,339	—	24,339

Income before income taxes	92,427	(37,483)	54,944
Income tax provision (benefit)	36,044	(18,704)	17,340

Net income	$56,383	$(18,779)	$37,604

Net income per common share:
Basic	$0.55		$0.26

Diluted	$0.54		$0.25

Shares used in computing per common share amounts:
Basic	102,757	38,235	140,992

Diluted	104,442	39,449	143,891

Quarterly Results of Operations (Unaudited)

The following tables present Palm’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2007. Our 52-53 week fiscal year ends on the Friday nearest May 31, with each quarter ending on the Friday generally nearest August 31, November 30, and February 28. For presentation purposes, the periods presented are shown as ending on August 31, November 30, February 28 and May 31, as applicable. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included herein. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals other than the items footnoted below, have been included to fairly present the unaudited quarterly results. This data should be read in conjunction with Palm’s consolidated financial statements and the notes to those statements included herein (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2007 (1) (2)	February 28, 2007 (1)	November 30, 2006 (1)	August 31, 2006 (1)	May 31, 2006 (3)	February 28, 2006	November 30, 2005 (4)	August 31, 2005
	(In thousands, except per share data)
Revenues	$401,294	$410,529	$392,911	$355,773	$403,136	$388,540	$444,633	$342,200
Cost of revenues*	247,869	259,183	253,830	224,487	253,301	257,865	308,843	238,074
Net income	15,352	11,757	12,771	16,503	27,165	29,939	260,889	18,177
Net income per share—
Basic	$0.15	$0.12	$0.12	$0.16	$0.26	$0.30	$2.60	$0.18

Diluted	$0.15	$0.11	$0.12	$0.16	$0.25	$0.28	$2.51	$0.18

Shares used in computing per share amounts—
Basic	103,209	102,142	102,332	103,347	102,757	101,109	100,152	99,254
Diluted	105,157	103,711	104,056	104,590	108,217	105,972	104,095	103,613

(1)	Prior to June 1, 2006, the Company accounted for stock-based compensation expense under APB No. 25, Accounting for Stock Issued to Employees, which measured stock-based compensation expense using the intrinsic value method. As of June 1, 2006, the Company accounts for stock-based compensation expense under SFAS No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recognized based on grant date fair value. Periods prior to June 1, 2006, have not been restated to conform with the provisions of SFAS No. 123(R).
(2)	The fourth quarter of fiscal year 2007 results include a $9.7 million benefit to revenues as a result of an update to the redemption rate assumptions for certain mail-in rebate accruals based on new data received from our carrier partners.
(3)	The fourth quarter of fiscal year 2006 results include a $22.5 million legal settlement with Xerox Corporation and a benefit of approximately $8.8 million to cost of revenues as a result of negotiating more favorable intellectual property licensing terms than the Company had previously expected.
(4)	The second quarter of fiscal year 2006 results include a $219.6 million reversal of our valuation allowance on our deferred tax assets based on our conclusion that it is more likely than not that our domestic deferred tax assets will be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets.
*	Cost of revenues includes “cost of revenues” and the applicable portion of “amortization of intangible assets”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As described more fully in the preceding paragraph, all control systems are subject to inherent limitations. Our management has concluded that, as of May 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palm, Inc.

Sunnyvale, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Palm, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and the financial statement schedule as of and for the year ended May 31, 2007 and our report dated July 18, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 18, 2007

Item 9B.    Other Information

None.

Part III

Item 10.    Director, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Two Class II Directors”, “Executive Officers”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Worldwide Code of Business Conduct and Ethics” in Palm’s proxy statement for the 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Compensation of Named Executive Officers”, “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Comparison of Stockholder Return” in our proxy statement.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions”, “Independence of the Board of Directors”, “Audit Committee”, “Compensation Committee” and “Nominating and Governance Committee” in our proxy statement.

Item 14.    Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Audit and Related Fees” in our proxy statement.

Part IV

Item 15.    Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 53 of this Report on Form 10-K.

2.	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 53 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28*	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

21.1	Subsidiaries of registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 18, 2007

PALM, INC.
(Registrant)
By:	/s/ EDWARD T. COLLIGAN

Edward T. Colligan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ EDWARD T. COLLIGAN Edward T. Colligan	President and Chief Executive Officer, Director	July 18, 2007

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ ANDREW J. BROWN Andrew J. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 18, 2007

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Chairman	July 18, 2007

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	July 18, 2007

/s/ WILLIAM T. COLEMAN William T. Coleman	Director	July 18, 2007

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	July 18, 2007

/s/ BRUCE W. DUNLEVIE Bruce W. Dunlevie	Director	July 18, 2007

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Director	July 18, 2007

/s/ D. SCOTT MERCER D. Scott Mercer	Director	July 18, 2007

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2007, 2006 and 2005

(In thousands)

For the Year Ended May 31, 2007:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$4,801	$(2,400)	$—	$771	$3,172
Product return reserve	22,096	46,806	—	(49,206)	19,696
Product warranty	42,909	76,136	—	(77,958)	41,087

For the Year Ended May 31, 2006:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$6,874	$727	$—	$(2,800)	$4,801
Product return reserve	21,196	63,772	—	(62,872)	22,096
Product warranty	19,653	100,658	—	(77,402)	42,909

For the Year Ended May 31, 2005:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Additions	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$8,317	$(1,200)	$—	$(243)	$6,874
Product return reserve	21,890	70,892	(316)	(71,270)	21,196
Product warranty	27,839	59,832	—	(68,018)	19,653

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/5/05

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28*	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

21.1	Subsidiaries of registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.