Form 10-Q
period 2007-08-31
PALM INC
filed 2007-10-09
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2007

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

As of September 28, 2007, 104,845,178 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 46 pages of which this page is number 1.

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

Palm, Treo, Foleo and Palm OS are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2007	2006
Revenues	$360,759	$355,773
Cost of revenues (*)	230,335	224,487

Gross profit	130,424	131,286

Operating expenses:
Sales and marketing (*)	60,195	52,932
Research and development (*)	52,616	40,845
General and administrative (*)	13,996	13,760
Amortization of intangible assets	961	340
Patent acquisition cost	5,000	—
Restructuring charges	6,604	—
Gain on sale of land	(4,446)	—

Total operating expenses	134,926	107,877

Operating income (loss)	(4,502)	23,409
Interest expense	(153)	(668)
Interest income	7,918	6,496
Other income (expense), net	(301)	(390)

Income before income taxes	2,962	28,847
Income tax provision	3,803	12,344

Net income (loss)	$(841)	$16,503

Net income (loss) per share:
Basic	$(0.01)	$0.16

Diluted	$(0.01)	$0.16

Shares used in computing per share amounts:
Basic	103,998	103,347

Diluted	103,998	104,590

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$411	$604
Sales and marketing	1,307	1,654
Research and development	1,822	2,510
General and administrative	1,588	1,906

	$5,128	$6,674

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2007	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$368,822	$128,130
Short-term investments	258,236	418,555
Accounts receivable, net of allowance for doubtful accounts of $3,131 and $3,172, respectively	178,998	204,335
Inventories	34,173	39,168
Deferred income taxes	79,678	135,906
Investment for committed tenant improvements	1,012	1,331
Prepaids and other	9,102	10,222

Total current assets	930,021	937,647

Land held for sale	—	60,000
Property and equipment, net	38,450	36,634
Goodwill	167,465	167,596
Intangible assets, net	71,763	76,058
Deferred income taxes	268,669	267,348
Other assets	5,352	2,719

Total assets	$1,481,720	$1,548,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,962	$196,155
Income taxes payable	3,345	62,006
Accrued restructuring	6,630	5,406
Provision for committed tenant improvements	1,012	1,331
Other accrued liabilities	219,511	216,125

Total current liabilities	398,460	481,023

Non-current liabilities:
Non-current tax liabilities	5,960	—
Other non-current liabilities	4,368	4,568

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 104,398 shares and 103,796 shares, respectively	104	104
Additional paid-in capital	1,504,111	1,492,362
Accumulated deficit	(432,906)	(431,698)
Accumulated other comprehensive income	1,623	1,643

Total stockholders’ equity	1,072,932	1,062,411

Total liabilities and stockholders’ equity	$1,481,720	$1,548,002

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(841)	$16,503
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	4,595	2,974
Stock-based compensation	5,128	6,674
Amortization of intangible assets	4,295	340
Deferred income taxes	4,545	11,792
Realized gain on sale of equity investments	(113)	(6)
Excess tax benefit related to stock-based compensation	(1,375)	(569)
Realized gain on sale of land	(4,446)	—
Changes in assets and liabilities:
Accounts receivable	25,337	36,207
Inventories	4,995	6,135
Prepaids and other	1,256	1,103
Accounts payable	(28,193)	(37,174)
Income taxes payable	(1,499)	(1,001)
Accrued restructuring	1,378	(988)
Other accrued liabilities	2,981	(22,265)

Net cash provided by operating activities	18,043	19,725

Cash flows from investing activities:
Purchase of property and equipment	(6,565)	(5,936)
Proceeds from sale of land	64,446	—
Purchase of short-term investments	(181,934)	(194,337)
Sale of short-term investments	342,673	200,942

Net cash provided by investing activities	218,620	669

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	5,545	641
Excess tax benefit related to stock-based compensation	1,375	569
Repayment of debt	(272)	(7,500)
Debt issuance costs	(2,619)	—

Net cash provided by (used in) financing activities	4,029	(6,290)

Change in cash and cash equivalents	240,692	14,104
Cash and cash equivalents, beginning of period	128,130	113,461

Cash and cash equivalents, end of period	$368,822	$127,565

Other cash flow information:
Cash paid for income taxes	$926	$995

Cash paid for interest	$1	$882

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 31, 2007 and results of operations and cash flows for the three months ended August 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The results of operations for the three months ended August 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2008 and 2007 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. Palm is required to adopt SFAS No. 157 for the fiscal year beginning June 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Palm is required to adopt SFAS No. 159 for the fiscal year beginning June 1, 2008. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

3.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding for the period, excluding shares of restricted stock subject to repurchase, because the effect of shares of restricted stock subject to repurchase, stock options outstanding and the assumed issuance of stock under the Company’s employee stock purchase plan and restricted stock units calculated using the treasury stock method would have been anti-dilutive. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding during the period, plus the dilutive effect of shares of restricted stock subject to repurchase, stock options outstanding, the assumed issuance of stock under the Company’s employee stock purchase plan and restricted stock units calculated using the treasury stock method and the convertible debt, calculated using the “if converted” method.

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended August 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended August 31,
	2007	2006
Numerator:
Net income (loss), basic and diluted	$(841)	$16,503

Denominator:
Shares used to compute basic net income (loss) per share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	103,998	103,347
Effect of dilutive securities:
Restricted stock awards subject to repurchase	—	16
Stock options and employee stock purchase plan	—	1,227
Restricted stock units	—	—

Shares used to compute diluted net income (loss) per share	103,998	104,590

Basic net income (loss) per share	$(0.01)	$0.16

Diluted net income (loss) per share	$(0.01)	$0.16

For the three months ended August 31, 2007, approximately 14,340,000 weighted average options to purchase Palm common stock were excluded from the computation of diluted net loss per share because the inclusion of such items would be anti-dilutive to the loss. For the three months ended August 31, 2006, approximately 7,161,000 weighted average options to purchase Palm common stock were excluded from the computation of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounted for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt is added back to net income. For the three months ended August 31, 2006, approximately 1,084,000 shares were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. Palm retired its outstanding convertible debt during the third quarter of fiscal year 2007.

4.	Stock-Based Compensation

Effective June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R) under the modified prospective method.

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

Palm uses the straight-line attribution as its expensing method of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Under SFAS No. 123(R) Palm uses the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards. The key assumptions used in the model during the three months ended August 31, 2007 and 2006 are provided below:

	Three Months Ended August 31,
	2007	2006
Risk-free interest rate	4.6%	4.9%
Volatility	37%	45%
Option term (in years)	3.1	3.4
Dividend yield	0.0%	0.0%
Weighted average per share fair value at date of grant	$5.01	$5.73

Income Tax Benefits Recorded in Stockholders Equity

The total income tax benefit realized from stock option exercises and Employee Stock Purchase Plan, or ESPP, rights for the three months ended August 31, 2007 and 2006 was $1.1 million and $1.8 million, respectively.

In accordance with SFAS No. 123(R), Palm has presented tax benefits for deductions in excess of the compensation cost recognized for those options as financing cash flows.

Stock-Based Options and Awards Activity

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

A summary of Palm’s stock option program as of August 31, 2007 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price
Options vested and expected to vest at August 31, 2007	12,167	$13.77	6.8	$29,818
Options exercisable at August 31, 2007	7,409	$13.20	6.5	$25,034

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $15.01 as of August 31, 2007, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $4.4 million and $1.0 million during the three months ended August 31, 2007 and 2006, respectively.

As of August 31, 2007, there was $15.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to Palm employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over the next 1.7 years.

As of August 31, 2007, total unrecognized compensation costs related to non-vested restricted stock awards was $1.7 million, which is expected to be recognized over the next 1.8 years.

A summary of Palm’s restricted stock unit program as of August 31, 2007 is as follows (dollars and units in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest at August 31, 2007	136	$14.64	1.3	$2,038

As of August 31, 2007, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was $1.3 million, which is expected to be recognized over the next 1.7 years.

A summary of Palm’s ESPP as of August 31, 2007 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding/exercisable at August 31, 2007	989	$14.34	1.1	$1,224

ESPP shares vested and expected to vest at August 31, 2007	762	$14.34	1.1	$943

The remaining unamortized compensation cost for the ESPP plan at August 31, 2007 of $3.3 million is expected to be recognized over the next 1.1 years.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended August 31,
	2007	2006
Net income (loss)	$(841)	$16,503
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments	251	1,343
Reclassification of realized gain included in earnings	(113)	(6)
Accumulated translation adjustments	(158)	64

	$(861)	$17,904

6.	Cash and Available-for-Sale Investments and Investment for Committed Tenant Improvements

The Company’s cash and available-for-sale investments and investment for committed tenant improvements are as follows (in thousands):

	August 31, 2007			May 31, 2007
	Adjusted Cost	Net Unrealized Gain/(Loss)	Carrying Value	Adjusted Cost	Net Unrealized Gain/(Loss)	Carrying Value
Cash	$60,902	$—	$60,902	$65,279	$—	$65,279
Cash equivalents, money market funds	307,920	—	307,920	62,851	—	62,851

Total cash and cash equivalents	$368,822	$—	$368,822	$128,130	$—	$128,130

Short-term investments:
Corporate notes/bonds	$152,280	$(687)	$151,593	$234,875	$2	$234,877
Federal government obligations	93,355	290	93,645	127,211	(531)	126,680
State and local government obligations	8,200	—	8,200	47,200	—	47,200
Foreign corporate notes/bonds	4,799	(1)	4,798	9,805	(7)	9,798

Total short-term investments	$258,634	$(398)	$258,236	$419,091	$(536)	$418,555

Investment for committed tenant improvements, money market funds	$1,012	$—	$1,012	$1,331	$—	$1,331

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to interest rate fluctuations and are considered to be temporary in nature.

7.	Inventories

Inventories consist of the following (in thousands):

	August 31, 2007	May 31, 2007
Finished goods	$31,973	$37,736
Work-in-process and raw materials	2,200	1,432

	$34,173	$39,168

8.	Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement, or the Agreement, with Hunter/Storm, LLC, a California limited liability company, or the Buyer, pursuant to which the Company would sell these 39 acres of land. The sale closed in June 2007 and Palm received proceeds from the sale of land of approximately $64.5 million and recognized a gain on sale, net of closing costs, of approximately $4.4 million.

9.	Business Combinations

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. The Company expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate are comprised of $19.0 million in cash, of which $2.5 million was deposited with an escrow agent pursuant to the terms of escrow agreements and $0.2 million in direct transaction costs. These acquisitions were accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

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

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2006	$166,538
Acquisition of businesses (see Note 9)	916
Goodwill adjustments	142

Balances, May 31, 2007	$167,596
Goodwill adjustments	(131)

Balances, August 31, 2007	$167,465

Goodwill increased during fiscal year 2007 due to the acquisition of the assets of two sole proprietorships resulting in goodwill of $0.9 million. In addition, the Company made other adjustments to goodwill relating to the Handspring acquisition for the recognition of foreign tax loss carry forwards of $0.1 million for the year ended May 31, 2007 and $(0.1) million for the three months ended August 31, 2007. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		August 31, 2007			May 31, 2007
	Weighted Average Amortization Period (Months)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(3,117)	$24,083	$27,200	$(2,777)	$24,423
Palm OS Garnet license	60	44,000	(9,600)	34,400	44,000	(6,300)	37,700
Acquisition related (see Note 9):
Core technology	83	13,670	(1,024)	12,646	13,670	(512)	13,158
Contracts and customer relationships	12	400	(200)	200	400	(100)	300
Non-compete covenants	36	520	(86)	434	520	(43)	477

		$85,790	$(14,027)	$71,763	$85,790	$(9,732)	$76,058

Amortization expense related to intangible assets was $4.3 million and $0.3 million for the three months ended August 31, 2007 and 2006, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining nine months in fiscal year 2008	$12,986
2009	12,947
2010	9,904
2011	8,878
2012	6,074
2013	3,274
Thereafter	17,700

$71,763

In May 2005, Palm acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company and its rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm, Inc. The agreement provides for Palm to pay $30.0 million in installments over 3.5 years (net present value of $27.2 million) and grants PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period.

In December 2006, Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm OS used in several Treo smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The new agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. In addition, Palm secured an expansion of its existing patent license from ACCESS Systems to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, Palm paid ACCESS Systems a total of $44.0 million in the third quarter of fiscal year 2007 and is amortizing the intangible asset over five years.

12.	Income Taxes

On June 1, 2007, the first day of fiscal year 2008, Palm adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty of Income Taxes, as amended. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN No. 48 resulted in a $0.4 million increase to the opening balance of accumulated deficit related to certain unrecognized tax benefits as of the end of fiscal year 2007, including certain amounts which were reclassified among the Company’s condensed consolidated balance sheet accounts as follows (dollars in thousands):

Total decrease in income taxes payable	$(60,121)
Increase to non-current tax liability	5,960
Decrease in deferred tax assets	54,528

Accumulated deficit cumulative effect	$367

The total amount of unrecognized tax benefits as of August 31, 2007 was $67.4 million. Included in the balance as of August 31, 2007 were approximately $45.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

In accordance with Palm’s accounting policies, interest and/or penalties related to uncertain tax positions are recognized in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. These policies did not change as a result of the adoption of FIN No. 48. Upon adoption of FIN No. 48 on June 1, 2007, Palm recognized total accrued interest and penalties of approximately $0.6 million. Approximately $0.1 million of additional interest and penalties were recognized for the three months ended August 31, 2007.

Palm is subject to taxation in the United States, various states and several foreign jurisdictions. We are effectively subject to US federal and state tax examination adjustments for tax years ending on or after fiscal year 1998, in that we have significant net operating loss and tax credit carryforwards from these years that could be subject to adjustment, if and when utilized. With some exceptions, the tax years 2001 to 2006 remain open to examination by tax authorities in the major foreign jurisdictions in which we operate, including Brazil, Hong Kong, Ireland and the United Kingdom. Palm’s federal income tax return for fiscal year 2003 is currently being audited by the Internal Revenue Service. We are unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months.

The effective tax rate for the fiscal quarter ended August 31, 2007 of approximately 128% resulted from the computation of income tax expense for the US and other jurisdictions with pre-tax income at the applicable tax rates while, for certain foreign jurisdictions with pre-tax losses, no tax benefit was available to offset the tax expense computed for profitable jurisdictions.

13.	Commitments

Palm facilities are leased under operating leases that expire at various dates through March 2018.

In May 2005, Palm acquired PalmSource’s 55 percent share of Palm Trademark Holding Company and its rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of both August 31, 2007 and May 31, 2007.

Palm accrues for royalty obligations to certain technology and patent holders based on unit shipments of its smartphone and handheld computer devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $31.1 million and $29.4 million as of August 31, 2007 and May 31, 2007, respectively, including estimated royalties of $25.7 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2007 or for the reported results for the three months then ended. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover Palm’s forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2007 and May 31, 2007, Palm’s commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $148.2 million and $159.8 million, respectively.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at August 31, 2007) or, at Palm’s election, subject to specific requirements, equal to LIBOR plus 1.75% (7.42% at August 31, 2007). The interest rate may vary based on fluctuations in market rates. The line of credit is unsecured as long as the Company maintains over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If the Company’s domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of the Company’s assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of August 31, 2007 and May 31, 2007, Palm used its credit line to support the issuance of letters of credit totaling $8.6 million and $9.1 million, respectively.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of August 31, 2007 and May 31, 2007 Palm made payments of $1.1 million and $0.8 million, respectively, under the agreement. The remaining amount due under the agreement is $2.2 million and $2.5 million as of August 31, 2007 and May 31, 2007, respectively.

During February 2007, Palm acquired the assets of two sole proprietorships for $19.2 million. Under the purchase agreements, the Company agreed to pay up to $8.0 million over four years in employee incentive compensation based upon continued employment with the Company which will be recognized as compensation expense over the service period of the applicable employees.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a 2-year contract period. Under the terms of the agreement, the Company agreed to pay a minimum of $17.5 million per year ending November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of August 31, 2007 and May 31, 2007, the Company has made payments of $17.4 million and $12.3 million, respectively. The remaining amount due under the agreement is $17.6 million and $22.7 million as of August 31, 2007 and May 31, 2007, respectively, which increased to $24.2 million pursuant to the amendment described above.

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

Palm defends and indemnifies its directors and certain of its current and former officers from third-party claims. Certain costs incurred for providing such defense and indemnification may be recoverable under various insurance policies. Palm is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of its obligations and the unique facts and circumstances involved in any situation that might arise.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Three Months Ended August 31,
	2007	2006
Balance, beginning of period	$41,087	$42,909
Payments made	(28,056)	(18,774)
Change in liability for product sold during the period	23,186	17,712
Change in liability for pre-existing warranties	(1,631)	(2,023)

Balance, end of period	$34,586	$39,824

14.	Restructuring Charges

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

The first quarter of fiscal year 2008 restructuring actions consisted of workforce reductions, of approximately 80 regular employees primarily in the United States, facilities and property and equipment disposed of or removed from service. Restructuring charges were the result of reorganization actions to streamline our business structure.

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs related to the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of August 31, 2007, the balance consists of lease commitments, payable over approximately four years, offset by estimated sublease proceeds of approximately $13.4 million.

The restructuring action recorded in connection with the Handspring acquisition included $1.8 million related to workforce reductions primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company made net increases to goodwill reflecting adjustments to the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits, costs to exit certain facilities and other costs associated with the acquisition. As of May 31, 2005, cost reduction actions initiated in connection with the Handspring acquisition were complete, except for remaining contractual payments for excess facilities.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2006	$—	$—	$6,634	$575	$7,209
Cash payments	—	—	(1,542)	(261)	(1,803)

Balance, May 31, 2007	—	—	5,092	314	5,406
Restructuring charges	6,450	154	—	—	6,604
Cash payments	(4,889)	—	(274)	(63)	(5,226)
Write-offs	—	(154)	—	—	(154)

Balance, August 31, 2007	$1,561	$—	$4,818	$251	$6,630

15.	Patent acquisition cost

Palm acquired more than 1,600 patents and patent applications for $5.0 million during the first quarter of fiscal year 2008. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims which may arise in the course of Palm’s business and were not acquired for the purpose of incorporating specific features into future products or for specific features in current products for which Palm currently pays or expects to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition.

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

On November 6, 2006, NTP, Inc. filed suit against Palm in the United States District Court for the Eastern District of Virginia. In the lawsuit, entitled NTP, Inc. v. Palm, Inc., NTP alleges direct and indirect infringement of seven patents and seeks unspecified compensatory and treble damages and to enjoin Palm from infringing the patents in the future. On December 22, 2006, Palm responded to the complaint. Palm also moved to stay the litigation pending conclusion and any appeal of reexamination proceedings currently before the U.S. Patent and Trademark Office. On March 22, 2007 the Court granted Palm’s motion and ordered the case be stayed “…until the validity of the patents-in-suit is resolved at the Patent and Trademark Office and through any consequent appeals.”

On May 18, 2007 Intermec Inc. filed suit against Palm in the United States District Court for the District of Delaware. In the lawsuit, entitled Intermec Technologies Corp., Inc. v. Palm, Inc., Intermec alleges direct and indirect infringement of five patents and seeks unspecified compensatory and treble damages and to enjoin Palm from future infringement. In August 2007, Palm filed counterclaims against Intermec including allegations of infringement by Intermec of two Palm patents. Palm seeks compensatory damages and to permanently enjoin Intermec from future infringement. The case is in discovery.

17.	Related Party Transactions

Transactions with PalmSource

In December 2001, Palm entered into a software license agreement with PalmSource which was amended and restated in May 2005. The agreement included a minimum annual royalty and license commitment of $42.5 million for the contract year ending December 2, 2006 at which time the agreement expired. Under the software license and source code agreement, Palm incurred expenses of $0 and $11.0 million during the three months ended August 31, 2007 and 2006, respectively. Palm’s Chairman of the Board, Eric Benhamou, was also the Chairman of the Board of PalmSource through October 2004. On November 14, 2005, PalmSource was acquired by ACCESS Co., Ltd.

Other Transactions and Relationships

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three months ended August 31, 2007 and 2006.

18.	Elevation Transaction

The Company entered into an agreement with the private-equity firm Elevation Partners, or Elevation. Elevation will invest $325 million in Palm in the form of 325,000 shares of Series B Redeemable Convertible Preferred Stock, which will represent approximately 27% of the voting shares outstanding of the Company. The Company will utilize the proceeds along with existing cash and the net proceeds from $400 million of new debt to finance a $9.00 per share one-time cash distribution, which is expected to total approximately $939.6 million, based on the Company’s shares of common stock outstanding at August 31, 2007. In addition, upon closing of the transaction, Elevation will have the right to elect two members to Palm’s Board of Directors and in conjunction with the closing it is expected that Jonathan Rubinstein, former senior vice president of hardware engineering and head of the iPod division at Apple, will join Palm as executive chairman of the board.

The Company has prepared the following unaudited pro forma summary consolidated balance sheet information as of August 31, 2007 which gives effect to the above transaction as if it occurred on August 31, 2007. The unaudited pro forma summary consolidated statement of operations information for the three months ended August 31, 2007 gives effect to the above transaction, and the related income tax effects, as if they occurred as of the beginning of the fiscal quarter presented, or June 1, 2007. This information has been prepared based on preliminary estimates; the actual amounts recorded as of the completion of the transaction may differ materially from the information presented. This unaudited pro forma summary consolidated information does not include the impact, if any, of nonrecurring charges or credits and the related tax effects resulting directly from the transaction which may include, among other items, adjustments arising from the modification of the Company’s stock awards, evaluation of the valuation allowance of the deferred tax assets or evaluation of the valuation of goodwill and intangible assets.

Palm will incur issuance costs of approximately $11.5 million relating to the Series B Redeemable Convertible Preferred Stock. The anticipated net proceeds will be classified as mezzanine equity due to mandatory redemption provisions which provide for redemption in seven years if the instruments are not otherwise converted. The issuance costs are being accreted over the life of the shares with such accretion being recorded against accumulated deficit. On a pro forma basis, accretion of issuance costs of approximately $0.4 million would be recognized during the three months ended August 31, 2007.

At the closing of the transaction, the Company will consummate a debt financing for $400 million, which is due in six and a half years after issuance. The debt is payable at 1% per annum for the first five and a half years, and is payable in four equal quarterly installments per year. The remaining amount is to be paid during the final year preceding maturity. In addition, the Company will enter into a five-year $30.0 million revolving credit facility. On a pro forma basis, interest expense related to the new debt and the revolving credit facility would be approximately $9.1 million and $0.3 million, respectively, during the three months ended August 31, 2007. The Company will also incur debt issuance costs comprised of underwriting fees, a solvency opinion, credit rating fees and administrative agent fees which total approximately $17.2 million. The fees will be capitalized and amortized to interest expense over the applicable periods. On a pro forma basis, the amortization of these fees will result in a charge to interest expense of approximately $0.7 million during the three months ended August 31, 2007.

Upon the closing of the transaction, Jonathan Rubinstein will receive an annual salary of $0.6 million, or $0.2 million on a quarterly basis. Mr. Rubinstein will not participate in the Company’s discretionary cash bonus plan or earn paid vacation or sabbatical. Mr. Rubinstein will be granted options to purchase 2,000,000 shares of Palm common stock of which 1,000,000 shares are subject only to time-based vesting and 1,000,000 shares vest based on market conditions. In addition, Mr. Rubinstein will be granted 1,000,000 restricted stock units, or RSUs, of which 500,000 RSUs are subject only to time-based vesting and 500,000 RSUs vest based on market conditions. These stock options and RSU grants are subject to four year vesting terms. On a pro forma basis, Palm will record stock-based compensation expense to research and development expense of $0.7 million for Mr. Rubinstein’s grants during the three months ended August 31, 2007.

The Series B Redeemable Convertible Preferred Stock is considered to be a participating security. Accordingly, the shares used to compute basic and diluted earnings per common share have been adjusted by 38.2 million shares to reflect the Series B Redeemable Convertible Preferred Stock using the “if converted” method. On a pro forma basis, for the three months ended August 31, 2007, the estimated 2.6 million stock options granted to maintain intrinsic value of Palm’s 1999 Stock Plan, Handspring and board of director stock option plans have been excluded from the computation of diluted net loss per share because the effect of including these options would have been anti-dilutive.

As of August 31, 2007, the Company has incurred debt issuance costs of approximately $2.6 million. These costs have been capitalized in other assets in the condensed consolidated balance sheet and classified in the “cash flow from financing” section of the condensed consolidated statement of cash flows.

Palm, Inc.

Pro Forma Summary Consolidated Balance Sheet Information

(In thousands)

(Unaudited)

	August 31, 2007	Pro Forma Adjustments	Pro Forma August 31, 2007
Cash and cash equivalents/short-term investments	$627,058	$(243,262)	$383,796
Total current assets	930,021	(240,465)	689,556
Total assets	1,481,720	(226,104)	1,255,616
Current portion of debt	—	4,000	4,000
Total current liabilities	398,460	4,000	402,460
Long-term debt	—	396,000	396,000
Series B redeemable convertible preferred stock	—	313,476	313,476
Total stockholders’ equity	1,072,932	(939,580)	133,352

Palm, Inc.

Pro Forma Summary Consolidated Statement of Operations Information

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended August 31, 2007	Pro Forma Adjustments	Pro Forma for the Three Months Ended August 31, 2007
Operating loss	$(4,502)	$(830)	$(5,332)
Interest expense	(153)	(10,073)	(10,226)
Interest income and other income (expense), net	7,617	—	7,617

Income (loss) before income taxes	2,962	(10,903)	(7,941)
Income tax provision	3,803	1,563	5,366

Net loss	$(841)	$(12,466)	$(13,307)

Net loss per common share:
Basic	$(0.01)		$(0.10)

Diluted	$(0.01)		$(0.10)

Shares used in computing per common share amounts:
Basic	103,998	38,235	142,233

Diluted	103,998	38,235	142,233

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on August 31 and May 31.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: unamortized compensation cost under our stock plans; our objective of being the leader in mobile computing; revenue and income growth; expansion of the smartphone market and our ability to capitalize on this expansion; revenue and credit concentration with our largest customers; the development and introduction of new products and services; our leadership in the handheld device market; competitors and competition in the markets Palm operates; the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; investment activities, the value of investments and the use of Palm’s financial instruments; dividends; the effect of unrecognized tax benefits; Palm’s defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in Palm’s charter documents and Delaware law and the potential effects of a stockholder rights plan; the closing of our transactions with Elevation Partners, including obtaining new debt and delivering $9.00 per share without interest to our stockholders; restructuring charges for the second fiscal quarter of 2008; the increase in our outstanding debt and related interest expense for future periods; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage their lives and communicate with others, to access and share their most important information and to avail themselves of the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo smartphones and handheld computers as well as add-ons and accessories. We distribute these products through a network of wireless carriers and retail and business distributors worldwide.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile computing devices under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. Actual returns may differ from our estimates. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and are estimated based on specific programs, expected usage and historical experience. Actual claims for rebates and price protection may vary over time and could differ from our estimates.

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

Palm accrues for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computer devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $31.1 million and $29.4 million as of August 31, 2007 and May 31, 2007, respectively, including estimated royalties of $25.7 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2007 or for the reported results for the three months then ended; however, the effect of finalization in the future may be significant to the period in which recorded.

Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.

We evaluate the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under Statement of Financial Accounting Standard, or SFAS, No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

We account for stock-based compensation in accordance with, SFAS No. 123(R), Share-Based Payment, under the modified prospective method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Our deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates and certain tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets with a corresponding impact to the provision for income taxes.

On June 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN, No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit, and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

Our key critical accounting policies are reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Revenues	$360,759	100.0%	$355,773	100.0%	$4,986

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for the three months ended August 31, 2007 increased approximately 1% from the three months ended August 31, 2006. Smartphone revenue was $302.2 million for the three months ended August 31, 2007 and increased 12% from $268.8 million for the three months ended August 31, 2006. Handheld computer revenue was $58.6 million for the three months ended August 31, 2007 and decreased 33% from $87.0 million for the three months ended August 31, 2006. During the three months ended August 31, 2007, net device units shipped were 1,008,000 units at an average selling price of $348. During the three months ended August 31, 2006, net device units shipped were 984,000 units at an average selling price of $347. Unit shipments increased approximately 2% for the three months ended August 31, 2007, as compared to the same period a year ago. The increase in unit shipments reflects a continuing shift towards smartphones. Average selling prices remained relatively flat during the three months ended August 31, 2007 as compared to the year ago period due to a shift in product mix towards smartphones, which carry higher average selling prices, substantially offset by a reduction of the selling prices of our existing smartphone products and the introduction of new smartphone products at lower price points.

International revenues were approximately 21% of worldwide revenues in the three months ended August 31, 2007 compared with approximately 17% in the three months ended August 31, 2006. Of the 1% increase in worldwide revenues in the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, approximately 3 percentage points resulted from an increase in international revenues, partially offset by approximately a 2 percentage point decrease in United States revenues. Average selling prices for our devices increased internationally by approximately 10% and decreased in the

United States by approximately 1% during the three months ended August 31, 2007 from the three months ended August 31, 2006. The increase in average selling price internationally is primarily the result of the continuing shift towards smartphones, which carry higher average selling prices. The decrease in the United States in the average selling price in the first quarter of fiscal year 2008 as compared to the same period a year ago is primarily the result of a greater mix of recently introduced products at lower average selling prices. Net units sold increased internationally by 12% and remained relatively flat in the United States from the year-ago period. The increase of net units sold internationally is primarily due to the expansion of our smartphones available internationally during the three months ended August 31, 2007 as compared to the three months ended August 31, 2006, partially offset by a decrease in traditional handheld computer unit sales.

Cost of Revenues

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Cost of revenues	$230,335	63.8%	$224,487	63.1%	$5,848

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by approximately 0.7 percentage points to 63.8% for the three months ended August 31, 2007 from 63.1% for the three months ended August 31, 2006. The increase in cost of revenues as a percentage of revenues is primarily due to an increase of 1.4 percentage points in the costs of warranty repairs for the products which we are currently selling compared to those we sold in the year ago period. We experienced 1.2 percentage points of higher product costs due to a shift in product mix as well as a benefit resulting from lower royalty rates on certain radio technologies recognized in the prior year which did not recur during the three months ended August 31, 2007. In addition, we experienced a 0.1 percentage point increase in excess and obsolete costs during the current year as compared to the year-ago period. These were partially offset by a 1.4 percentage point decrease in OS royalty rates primarily because the quarterly amortization costs of the new ACCESS license agreement entered into in December 2006 is less than the per-unit royalty payments paid under the original agreement. We experienced a decrease in scrap and rework costs of approximately 0.6 percentage points as a result of lower open-box returns compared to the same period a year ago.

Sales and Marketing

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Sales and marketing	$60,195	16.7%	$52,932	14.9%	$7,263

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended August 31, 2007 increased approximately 14% from the three months ended August 31, 2006. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to several factors. Product promotional programs and advertising increased approximately $5.4 million as a result of increased product advertising related to product launches and a branding campaign which was partially offset as a result of fewer units provided to our carrier partners for product certification and demonstration purposes during the current period as compared to the year ago period. Allocated costs increased by approximately $1.2 million during the current period as compared to the comparable period a year ago as a result of higher information technology and facilities costs. We experienced increases in marketing development expenses with our retail and carrier customers of approximately $0.6 million as a result of our increased smartphone revenues. Consulting services increased $0.3 million to support our web store activities. We also experienced an increase in employee related expenses of approximately $0.1 million primarily resulting from an increased average number of sales and marketing employees during the first quarter of fiscal year 2008 compared to the prior year period. These increases were partially offset by reduced stock-based compensation expense of approximately $0.4 million as a result of lower weighted-average fair value assumptions during the three months ended August 31, 2007 as compared to the year ago period.

Research and Development

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Research and development	$52,616	14.6%	$40,845	11.5%	$11,771

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended August 31, 2007 increased approximately 29% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended August 31, 2007 is due to several factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $4.3 million, reflecting our commitment to the development of our smartphone products. In addition, consulting expense increased by approximately $3.5 million to further support our efforts in the smartphone space. Employee-related expense increased approximately $2.5 million reflecting an increase of 25 additional employees hired to support our commitment to the development of smartphone products. Allocated costs increased approximately $2.3 million as a result of increased research and development headcount and higher information technology and facilities costs. These increases were partially offset by a decrease in stock-based compensation expense of approximately $0.7 million as a result of lower weighted-average fair value assumptions during the three months ended August 31, 2007 as compared to the year ago period.

General and Administrative

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
General and administrative	$13,996	3.9%	$13,760	3.9%	$236

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The increase in absolute dollars is due to several factors. Allocated costs increased by $0.4 million as a result of an increase in our headcount of approximately 10 additional employees hired to support our infrastructure and higher information technology and facilities costs. Professional and legal expenses increased by approximately $0.2 million, primarily related to the defense of patent litigation. Stock-based compensation expense decreased approximately $0.3 million as a result of lower weighted-average fair value assumptions during the three months ended August 31, 2007 as compared to the year ago period.

Amortization of Intangible Assets

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Amortization of intangible assets	$961	0.3%	$340	0.1%	$621

The increase in amortization of intangible assets in absolute dollars and as a percentage of revenue is due to $0.6 million in amortization of intangible assets that were acquired during the third quarter of fiscal year 2007.

Patent acquisition cost

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Patent acquisition cost	$5,000	1.4%	$—	—%	$5,000

Palm acquired more than 1,600 patents and patent applications for $5.0 million during the first quarter of fiscal year 2008. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims which may arise in the course of our business and were not acquired for the purpose of incorporating specific features into future products or for specific features in current products for which we currently pay or expect to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition.

Restructuring Charges

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Restructuring charges	$6,604	1.8%	$—	—%	$6,604

Restructuring charges in fiscal year 2008 relate to the implementation of a series of reorganization actions to streamline our business structure. Restructuring programs initiated during the first quarter resulted in workforce reductions of approximately 80 regular employees, primarily in the United States, during the quarter. Cash payments of approximately $4.9 million were made related to these workforce reductions as of August 31, 2007. In connection with this first quarter restructuring action, certain facilities in the United States will be vacated during the second quarter of fiscal year 2008. During September 2007, we announced that we will be canceling development on our current Foleo mobile companion product. As a result, we expect restructuring charges during the second quarter of fiscal year 2008 related to these actions to be approximately $8 million to $10 million.

Gain on Sale of Land

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Gain on sale of land	$(4,446)	(1.2)%	$—	—%	$(4,446)

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement with Hunter/Storm, LLC, a California limited liability company, pursuant to which the Company would sell these 39 acres of land. The sale closed in June 2007 and Palm received proceeds from the sale of land of approximately $64.5 million and recognized a gain on sale, net of closing costs, of approximately $4.4 million.

Interest Expense

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Interest expense	$(153)	—%	$(668)	(0.2)%	$(515)

Interest expense during the three months ended August 31, 2007 decreased as a result of the lower outstanding debt compared to the year ago period. Following the closing of the Elevation transaction, we expect to increase our outstanding debt by an additional $400 million. As such, we expect that our interest expense will increase significantly in future quarters.

Interest Income

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Interest income	$7,918	2.2%	$6,496	1.8%	$1,422

The overall increase in interest income, both in absolute dollars and as a percentage of revenue, is due to both the increased average balances of cash, cash equivalents, and short-tem investments and more favorable interest rates for the first quarter of fiscal year 2008 as compared to the same period last year.

Other Income (Expense), Net

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Other income (expense), net	$(301)	(0.1)%	$(390)	(0.1)%	$(89)

Other income (expense) for the three months ended August 31, 2007 consisted of bank and other miscellaneous charges and net gains on sales of cash investments. The change for the three months ended August 31, 2007 compared to the year ago quarter is not significant.

Income Tax Provision

	Three Months Ended August 31,
	2007	% of Revenue	2006	% of Revenue	Increase/(Decrease)
	(dollars in thousands)
Income tax provision	$3,803	1.1%	$12,344	3.5%	$(8,541)

For the three months ended August 31, 2007, Palm’s income tax expense was $3.8 million, which consisted of federal, state and foreign income taxes. The effective tax rate for the fiscal quarter ended August 31, 2007 of approximately 128.4% resulted from the computation of income tax expense for the US and other jurisdictions with pre-tax income at the applicable tax rates while, for certain foreign jurisdictions with pre-tax losses, no tax benefit was available to offset the tax expense computed for profitable jurisdictions.

Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated results, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

The effective tax rate was 42.8% for the three months ended August 31, 2006, which included an effective rate of 42.5% and discreet items of 0.3% related to deficiencies of disqualifying dispositions of ESPP and ISOs and prior year adjustments of foreign taxes. The increase in the effective tax rate year over year is primarily due to the significant decrease in pre-tax income levels and the increase in foreign losses for which no tax benefit is provided.

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 2007 were $368.8 million, compared to $128.1 million at May 31, 2007, an increase of $240.7 million. Contributing to this increase were non-cash charges of $12.6 million, the changes in assets and liabilities of $6.4 million, net sales of short-term investments of $160.7 million and net proceeds from the sale of land of $64.4 million. In addition, we had $6.9 million of increases from stock-related activity. These increases were partially offset by our net loss of $0.8 million, purchases of property and equipment of $6.6 million, debt issuance costs of $2.6 million and $0.3 million used to repay outstanding debt.

We anticipate our August 31, 2007 total cash, cash equivalents and short-term investments balance of $627.1 million will satisfy our operational cash flow requirements for at least the next twelve months and the anticipated impact of the impending recapitalization transaction in which the private-equity firm Elevation Partners will invest $325 million in Palm and we will utilize these proceeds along with existing cash and the net proceeds from $400 million of new debt to finance a cash distribution to shareholders of $9.00 per share, or approximately $939.6 million based on the outstanding shares of common stock at August 31, 2007. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies. As shown in the accompanying unaudited pro forma information in the notes to the condensed consolidated financial statements, the recapitalization transaction will materially increase our debt and reduce our equity.

Net accounts receivable was $179.0 million at August 31, 2007, a decrease of $25.3 million, or 12%, from $204.3 million at May 31, 2007. Days sales outstanding, or DSO, of receivables was 45 days and 46 days at August 31, 2007 and May 31, 2007, respectively. The decrease in net accounts receivable and the decrease in DSO are primarily due to the linearity of our quarterly sales as compared to the sales at the end of the fourth quarter of fiscal year 2007. We ended the first quarter of fiscal year 2008 with a cash conversion cycle of -8 days compared to -5 days at fiscal year end 2007. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we continue to try to efficiently manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

Palm facilities are leased under operating leases that expire at various dates through March 2018.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company and our rights to the brand name Palm. The rights to the brand had been co-owned by the two companies since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of both August 31, 2007 and May 31, 2007.

We accrue for royalty obligations to other technology and patent holders based on unit shipments of its smartphone and handheld computer devices, as a percentage of applicable revenue for the net sales of products using certain software technologies or as a fully paid-up license fee, all as determined in accordance with the terms of the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $31.1 million and $29.4 million as of August 31, 2007 and May 31, 2007, respectively, including estimated royalties of $25.7 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2007 or for the reported results for the three months then ended. The effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information we supply, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information and availability of goods. Such purchase commitments typically cover our forecasted product and manufacturing requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2007 and May 31, 2007, our commitments to contract with third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were approximately $148.2 million and $159.8 million, respectively.

In October 2005, we entered into a three-year, $30.0 million revolving credit line with Comerica Bank. The interest rate is equal to Comerica’s prime rate (8.25% at August 31, 2007) or, at our election, subject to specific requirements, equal to LIBOR plus 1.75% (7.42% at August 31, 2007). The interest rate may vary based on fluctuations in market rates. The line of credit is unsecured as long as we maintain over $100.0 million in unrestricted domestic cash, cash equivalents and short-term investments. If our domestic unrestricted cash plus cash equivalents and short-term investments fall below $100.0 million, Comerica will have a first priority security interest in all of our assets including but not limited to cash and cash equivalents, short-term investments, accounts receivable, inventory and property and equipment but excluding intellectual property and real estate. As of August 31, 2007 and May 31, 2007, we had used our credit line to support the issuance of letters of credit totaling $8.6 million and $9.1 million, respectively.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of August 31, 2007 and May 31, 2007, we made payments of $1.1 million and $0.8 million, respectively, under the agreement. The remaining amount due under the agreement is $2.2 million and $2.5 million as of August 31, 2007 and May 31, 2007, respectively.

During February 2007, we acquired the assets of two sole proprietorships for $19.2 million. Under the purchase agreements, we agreed to pay up to $8.0 million over four years in employee incentive compensation based upon continued employment with the Company which will be recognized as compensation expense over the service period of the applicable employees.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a 2-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $17.5 million per year ending November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of August 31, 2007 and May 31, 2007, we have made payments of $17.4 million and $12.3 million, respectively. The remaining amount due under the agreement is $17.6 million and $22.7 million as of August 31, 2007 and May 31, 2007, respectively, which increased to $24.2 million pursuant to the amendment described above.

As of August 31, 2007, we had $6.0 million of non-current liabilities in our condensed consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authority cannot be reasonably estimated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not use derivative financial investments in our investment portfolio. Our cash equivalents are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2007 would cause an immaterial decline in the fair value of our cash equivalents. As of August 31, 2007, we had short-term investments of $258.2 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months, and of marketable equity securities. These available-for-sale investments, consisting primarily of auction-rate securities, including government, domestic and foreign corporate debt securities and marketable equity securities, are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2007 would cause a decline of less than 2%, or $3.1 million, in the fair market value of our short-term investment portfolio. We would expect our net income (loss) or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not intend to utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on August 31, 2007 had a notional contract value in U.S. dollars of approximately $10.2 million which settled within 30 days.

Equity Price Risk

As of August 31, 2007 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have announced our intention to accept a $325 million investment from Elevation Partners, take on $400 million in senior secured debt and a revolving credit facility of $30 million and distribute approximately $939.6 million to our shareholders based on the number of shares outstanding at August 31, 2007. If the transaction is not completed, our stock price and business may be adversely affected.

We have announced a Preferred Stock Purchase Agreement and Agreement and Plan of Merger, or the Purchase Agreement, with Elevation Partners, L.P., or Elevation, and our wholly-owned subsidiary Passport Merger Corporation, or Merger

Sub. The transactions contemplated by the Purchase Agreement, or the Transactions, include our sale of 325,000 shares of Series B Convertible Preferred Stock to Elevation and/or its permitted assigns for $325 million, a cash distribution of $9.00 per share without interest to holders of our common stock at the effective time of the merger with Merger Sub, and the entering into of a credit facility providing for senior secured debt and revolving credit facility of $430 million in the aggregate. Our Board of Directors and our shareholders have approved the Transactions, but consummation of the Transactions, is subject to risks and uncertainties such as the availability of sufficient surplus under Delaware law, finalizing debt agreements and other customary closing conditions. If the Transactions are not completed, the trading price of our common stock may decline. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot compete effectively in the marketplace without the Transaction, or if there is customer or employee uncertainty surrounding the future direction of our product and service offerings and our business strategy on a standalone basis. We may find it more difficult to attract and retain employees, and the attention of management may be strained or diverted from operating the business. Moreover, we have incurred, and will continue to incur, substantial investment of time by our Board of Directors, our management team and our employees in preparing for the Transactions. In addition, costs associated with the Transactions, including but not limited to legal, banking, financial advisory, consulting, printing and accounting fees, will not be recoverable if the Transactions do not close. Further, under certain circumstances we may be required to pay Elevation a termination fee of up to $25 million, or to reimburse Elevation for expenses incurred up to $4 million. Any delay in the completion of the Transactions could diminish the anticipated benefits of the Transactions, result in additional costs, or result in loss of revenue or other effects associated with uncertainty about the Transactions.

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

Over the last few years, we have seen year-over-year declines in the volume of handheld computer devices while demand for smartphone devices has increased. Although we are the leading provider of handheld computer products, we have shifted our investment to smartphone products and related products in response to forecasted market demand trends. We expect that the rate of declines in the volume of handheld computer device units will continue. We cannot assure you that the growth of smartphone devices will offset any decline in handheld computer device sales. Nor can we assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

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

We outsource all of our manufacturing requirements to third party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with suppliers, our revenues and cost of revenues could suffer. Our reliance on third party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third party manufacturers or their suppliers. The cost, quality and availability of third party manufacturing operations are essential to the successful production and sale of our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

Our product strategy is substantially dependent on the operating systems, or OS, that we include in our mobile computing devices.

We provide a choice of operating systems for our mobile computing products to provide a differentiated experience for our users. Our Treo smartphones feature either the Palm OS or Windows Mobile OS.

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

We cannot assure you that the operating systems we license or our efforts to innovate using those operating systems will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If the use of the Palm OS, the Windows Mobile OS or the Linux platform in our mobile computing devices does not continue to be competitive, our revenues and results of operations could be adversely affected.

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

Palm’s practice has been to provide incentives to all of its employees through the use of broad-based stock option and other equity plans, but the number of shares available for new option and other forms of securities grants is limited and accounting rules from the Financial Accounting Standards Board, or FASB, and other agencies concerning the expensing of stock options, which require us and other companies to record substantial charges to earnings, may cause us to re-evaluate our use of stock options as an employee incentive. Therefore, we may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

Even if our expectations are met, we may find it advisable to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of debt could impose restrictive covenants that could impair our ability to engage in certain business transactions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes employee stock repurchase activity for the three months ended August 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
June 1, 2007—June 30, 2007(1)	4,675	$17.96	—	—	$219,037,247
July 1, 2007—July 31, 2007	—	—	—	—	$219,037,247
August 1, 2007—August 31, 2007	—	—	—	—	$219,037,247

	4,675	$17.96	—

(1)	During the three months ended August 31, 2007, the Company repurchased 4,675 shares of common stock at an average price of $17.96. These shares repurchased represent shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations at the settlement of restricted stock vesting and the forfeiture of restricted shares upon the termination of an employee. As of August 31, 2007, a total of approximately 124,000 restricted shares may still be repurchased.
(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended August 31, 2007 no shares were repurchased under the stock buyback program. As of August 31, 2007, $219.0 million remains available for future repurchase.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	10/5/06

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28*	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: October 8, 2007	By:	/s/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	10/5/06

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28*	Form of Performance Share Agreement for US Grantees Under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.