Form 10-Q
period 2007-11-30
PALM INC
filed 2008-01-09
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

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

As of December 28, 2007, 106,962,715 shares of the Registrant’s Common Stock were outstanding.

This report contains a total of 56 pages of which this page is number 1.

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

Palm, Treo, Foleo, Centro and Palm OS are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Revenues	$349,633	$392,911	$710,392	$748,684
Cost of revenues (*)	245,868	253,830	476,203	478,317

Gross profit	103,765	139,081	234,189	270,367
Operating expenses:
Sales and marketing (*)	61,466	63,978	121,661	116,910
Research and development (*)	53,570	42,299	106,186	83,144
General and administrative (*)	20,237	15,506	34,233	29,266
Amortization of intangible assets	962	340	1,923	680
Patent acquisition cost	—	—	5,000	—
Restructuring charges (*)	10,145	—	16,749	—
Gain on sale of land	—	—	(4,446)	—

Total operating expenses	146,380	122,123	281,306	230,000
Operating income (loss)	(42,615)	16,958	(47,117)	40,367
Interest (expense)	(4,037)	(727)	(4,190)	(1,395)
Interest income	7,765	6,577	15,683	13,073
Other income (expense), net	(144)	(326)	(445)	(716)

Income (loss) before income taxes	(39,031)	22,482	(36,069)	51,329
Income tax provision (benefit)	(30,183)	9,711	(26,380)	22,055

Net income (loss)	(8,848)	12,771	(9,689)	29,274
Accretion of series B redeemable convertible preferred stock	780	—	780	—

Net income (loss) applicable to common shareholders	$(9,628)	$12,771	$(10,469)	$29,274

Net income (loss) per common share:
Basic	$(0.09)	$0.12	$(0.10)	$0.28

Diluted	$(0.09)	$0.12	$(0.10)	$0.28

Shares used to compute net income (loss) per common share:
Basic	105,296	102,332	104,647	102,840

Diluted	105,296	104,056	104,647	104,626

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$651	$664	$1,062	$1,268
Sales and marketing	2,760	1,604	4,067	3,258
Research and development	3,387	2,403	5,209	4,913
General and administrative	7,495	1,805	9,083	3,711
Restructuring charges	956	—	956	—

	$15,249	$6,476	$20,377	$13,150

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30, 2007	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$143,671	$128,130
Short-term investments	149,300	418,555
Accounts receivable, net of allowance for doubtful accounts of $2,456 and $3,172, respectively	172,239	204,335
Inventories	49,776	39,168
Deferred income taxes	80,487	135,906
Investment for committed tenant improvements	—	1,331
Prepaids and other	15,192	10,222

Total current assets	610,665	937,647
Restricted investments	8,951	—
Land held for sale	—	60,000
Property and equipment, net	40,700	36,634
Goodwill	167,960	167,596
Intangible assets, net	66,968	76,058
Deferred income taxes	308,908	267,348
Non-current auction rate securities	74,900	—
Other assets	17,305	2,719

Total assets	$1,296,357	$1,548,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,639	$196,155
Income taxes payable	14,902	62,006
Accrued restructuring	12,185	5,406
Provision for committed tenant improvements	—	1,331
Current portion of long-term debt	4,000	—
Other accrued liabilities	229,702	216,125

Total current liabilities	428,428	481,023
Non-current liabilities:
Long-term debt	396,000	—
Non-current tax liabilities	5,960	—
Other non-current liabilities	1,235	4,568

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized; outstanding: 325 shares and 0 shares, respectively; aggregate liquidation value: $325,000 and $0, respectively	250,961	—

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 106,882 shares and 103,796 shares, respectively	107	104
Additional paid-in capital	652,041	1,492,362
Accumulated deficit	(441,754)	(431,698)
Accumulated other comprehensive income	3,379	1,643

Total stockholders’ equity	213,773	1,062,411

Total liabilities and stockholders’ equity	$1,296,357	$1,548,002

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,689)	$29,274
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,308	5,937
Stock-based compensation	20,377	13,150
Amortization of intangible assets	9,090	680
Amortization of debt issuance costs	262	—
Deferred income taxes	(18,768)	22,499
Realized gain on sale of short-term and equity investments	(355)	(110)
Excess tax benefit related to stock-based compensation	(3,840)	(1,766)
Realized gain on sale of land	(4,446)	—
Changes in assets and liabilities:
Accounts receivable	32,096	(43,103)
Inventories	(10,608)	19,151
Prepaids and other	117	(3,705)
Accounts payable	(28,516)	7,839
Income taxes payable	(6,759)	(4,150)
Accrued restructuring	6,921	(1,269)
Other accrued liabilities	9,312	(2,477)

Net cash provided by operating activities	4,502	41,950

Cash flows from investing activities:
Purchase of property and equipment	(13,851)	(14,261)
Proceeds from sale of land	64,446	—
Purchase of short-term investments	(324,182)	(311,196)
Sale of short-term investments	519,961	353,345
Cash paid for business acquisition	(495)	—
Purchase of restricted investments	(8,951)	—

Net cash provided by investing activities	236,928	27,888

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	23,081	6,085
Purchase and subsequent retirement of common stock	—	(30,963)
Proceeds from issuance of series B redeemable convertible preferred stock, net	315,216	—
Excess tax benefit related to stock-based compensation	3,840	1,766
Proceeds from issuance of debt, net	381,130	—
Repayment of debt	(545)	(7,772)
Cash distribution to stockholders	(948,611)	—

Net cash used in financing activities	(225,889)	(30,884)

Change in cash and cash equivalents	15,541	38,954
Cash and cash equivalents, beginning of period	128,130	113,461

Cash and cash equivalents, end of period	$143,671	$152,415

Other cash flow information:
Cash (refund) paid for income taxes	$(584)	$3,129

Cash paid for interest	$2,862	$891

Non-cash investing and financing activities:
Liability for property and equipment acquired	$—	$2,309

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of November 30, 2007, results of operations for the three and six months ended November 30, 2007 and 2006, and cash flows for the six months ended November 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The results of operations for the six months ended November 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In connection with the spin-off of PalmSource, the Palm Trademark Holding Company, LLC, or PTHC, was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, the Company acquired PalmSource’s interest in PTHC, including the Palm trademark and brand, for $30.0 million, payable over 3.5 years. In July 2005, the Company changed its name back to Palm, Inc., or Palm.

In October 2007, the Company sold 325,000 shares of Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P. in exchange for $325.0 million (see Note 13). On an as-converted basis, these shares represented approximately 27% of the voting shares outstanding of the Company at the close of the transaction. The Company utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt (see Note 14), to finance a $9.00 per share one-time cash distribution of approximately $948.6 million to shareholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Elevation Partners, L.P. has the right to elect two members to Palm’s Board of Directors (see Note 13) and Palm adjusted all outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards as described in Palm’s proxy statement for fiscal year 2007 (see Note 4).

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2008 and 2007 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. Palm is required to adopt SFAS No. 157 to account for its financial assets and liabilities for the fiscal year beginning June 1, 2008. Palm is required to adopt SFAS No. 157 to account for certain nonfinancial assets and liabilities for the fiscal year beginning June 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Palm is required to adopt SFAS No. 159 for the fiscal year beginning June 1, 2008. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. Palm is required to adopt SFAS No. 141(R) for the fiscal year beginning June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have an impact on the Company’s historical financial position or results of operations.

3.	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended November 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(8,848)	$12,771	$(9,689)	$29,274
Accretion of series B redeemable convertible preferred stock	780	—	780	—

Net income (loss) applicable to common shareholders	$(9,628)	$12,771	$(10,469)	$29,274

Denominator:
Shares used to compute basic net income (loss) per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	105,296	102,332	104,647	102,840
Effect of dilutive securities:
Restricted stock awards subject to repurchase	—	21	—	24
Series B redeemable convertible preferred stock	—	—	—	—
Stock options and employee stock purchase plan shares	—	1,702	—	1,762
Restricted stock units	—	1	—	—

Shares used to compute diluted net income (loss) per common share	105,296	104,056	104,647	104,626

Basic net income (loss) per common share	$(0.09)	$0.12	$(0.10)	$0.28

Diluted net income (loss) per common share	$(0.09)	$0.12	$(0.10)	$0.28

The Company follows Emerging Issues Task Force, or EITF, Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic and diluted earnings per share is then calculated by dividing income allocable to common shareholders (after the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, the earnings per common share amounts only pertain to the Company’s common stock.

For the three and six months ended November 30, 2007, approximately 13,095,000 and 14,367,000 weighted average options to purchase Palm common stock, respectively, and 15,588,000 and 7,794,000 shares of the Series B Preferred Stock (calculated using the “if converted” method), respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. For the three and six months ended November 30, 2006, approximately 3,279,000 and 4,564,000, respectively, weighted average options to purchase Palm common stock were excluded from the computation of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been antidilutive.

4.	Stock-Based Compensation

Effective June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), under the modified prospective method.

Determining Fair Value

Palm relies primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by the Company’s stock price as well as assumptions regarding a number of complex variables. These variables include the Company’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

Palm estimates the expected term of options granted based on historical time from vesting until exercise and the expected term of employee stock purchase plan shares using the average life of the purchase periods under each offering. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of the Company’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and the Company’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in the Company’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

Under SFAS No. 123(R) Palm relies primarily on the Black-Scholes option valuation model to estimate the fair value of the Company’s option awards and employee stock purchase plan shares. The key assumptions used in the models during the three and six months ended November 30, 2007 and 2006 are provided below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Assumptions applicable to stock options:
Risk-free interest rate	3.8%	4.6%	3.8%	4.7%
Volatility	36%	42%	36%	43%
Option term (in years)	3.2	3.5	3.2	3.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$3.00	$5.24	$3.03	$5.40

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	3.8%	4.8%	3.8%	4.8%
Volatility	46%	44%	46%	44%
Option term (in years)	1.3	1.3	1.3	1.3
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$3.83	$3.75	$3.83	$3.75

In September 2007, Palm shareholders approved amendments to the Handspring and board of director stock option plans to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original award. In accordance with SFAS No. 123(R), the Company performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted average assumptions, using the Trinomial Lattice simulation model, included volatility and risk free rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007, adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 distribution. As a result, the Company determined that approximately 180 awards had approximately $8.2 million of incremental fair value. Of this amount, approximately $7.8 million related to options that had already vested, and was therefore recorded as stock-based compensation expense during the second quarter of fiscal year 2008. The remaining $0.5 million will be amortized relative to the vesting period of the affected stock options.

Upon the closing of the Recapitalization Transaction, all outstanding options and performance share awards, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007 in accordance with provisions outlined in Palm’s proxy statement for fiscal year 2007. As a result, on October 24, 2007, outstanding options and restricted stock units, or RSUs, to purchase approximately 12.9 million and 0.2 million shares of Palm common stock, respectively, were adjusted into options and RSUs to purchase approximately 14.7 million and 0.6 million shares of Palm common stock, respectively. The fair value of the modified awards was calculated using a Trinomial Lattice simulation model as described above, and compared to the fair value of the options outstanding just prior to the transaction. The weighted average assumptions, using the Trinomial Lattice simulation model, included volatility and risk free rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price of $10.18, and strike price based on the contractual strike price adjusted for the $9.00 distribution. As a result, the Company determined that approximately 60 awards had incremental fair value of less than $0.1 million.

During the second quarter of fiscal year 2008, the Company granted approximately 1.0 million stock options, 0.7 million RSUs and 0.2 million restricted stock awards with vesting based on market conditions, or performance of the Company’s stock price. The Geometric Brownian Motion simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The use of the Geometric Brownian Motion simulation model requires a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and inputs such as the stock and strike prices. For the awards granted during the three and six months ended November 30, 2007, Palm used the following key assumptions and inputs: volatility of 37%, risk-free interest rate of 4.1%, dividend yield of 0.0% and stock and strike prices of $8.91, the closing stock price on the date of grant. The weighted average fair value of the stock options was $2.62 per share, of the RSUs was $5.71 per share and of the restricted stock awards was $7.00 per share.

Palm uses straight-line attribution as its expensing method of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Income Tax Benefits Recorded in Stockholders’ Equity

The total income tax benefit realized from stock option exercises and employee stock purchase plan, or ESPP, rights for the three and six months ended November 30, 2007 was approximately $0.9 million and approximately $2.0 million, respectively. The income tax benefit realized for the three and six months ended November 30, 2006 was approximately $1.8 million and approximately $3.6 million, respectively.

In accordance with SFAS No. 123(R), Palm has presented tax benefits for deductions in excess of the compensation cost recognized for those options as financing cash flows.

Stock-Based Options and Awards Activity

A summary of Palm’s stock option program as of November 30, 2007 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price
Options vested and expected to vest as of November 30, 2007	16,994	$5.93	6.5	$35,200
Options exercisable as of November 30, 2007	8,134	$4.62	5.9	$26,024

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $6.97 as of November 30, 2007, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $9.1 million and approximately $13.5 million for the three and six months ended November 30, 2007, respectively, and approximately $2.9 million and approximately $3.9 million for the three and six months ended November 30, 2006, respectively.

As of November 30, 2007, there was approximately $25.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested options granted to Palm employees, which is expected to be recognized over the next 2.5 years.

As of November 30, 2007, total unrecognized compensation costs related to non-vested restricted stock awards was approximately $2.9 million, which is expected to be recognized over the next 2.8 years.

A summary of Palm’s restricted stock unit program as of November 30, 2007 is as follows (dollars and units in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of November 30, 2007	1,011	$10.25	1.8	$7,043

As of November 30, 2007, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was approximately $5.6 million, which is expected to be recognized over the next 2.1 years.

A summary of Palm’s ESPP as of November 30, 2007 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding/exercisable as of November 30, 2007	1,280	$14.22	1.5	$—

ESPP shares vested and expected to vest as of November 30, 2007	1,195	$13.99	1.5	$—

The remaining unrecognized compensation cost for the ESPP plan at November 30, 2007 of approximately $5.1 million is expected to be recognized over the next 1.5 years.

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Net income (loss)	$(8,848)	$12,771	$(9,689)	$29,274
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of taxes	906	1,107	1,157	2,450
Recognized gain of short-term and equity investments included in earnings, net of taxes	(242)	(104)	(355)	(110)
Accumulated translation adjustments	1,093	(80)	935	(16)

	$(7,091)	$13,694	$(7,952)	$31,598

6.	Cash and Available-for-Sale and Restricted Investments and Non-Current Auction Rate Securities

The Company’s cash and available-for-sale and restricted investments and non-current auction rate securities are as follows (in thousands):

	November 30, 2007			May 31, 2007
	Adjusted Cost	Net Unrealized Gain/ (Loss)	Carrying Value	Adjusted Cost	Net Unrealized Gain/(Loss)	Carrying Value
Cash	$70,047	$—	$70,047	$65,279	$—	$65,279
Cash equivalents, money market funds	73,624	—	73,624	62,851	—	62,851

Total cash and cash equivalents	$143,671	$—	$143,671	$128,130	$—	$128,130

Short-term investments:
Corporate notes/bonds	$61,970	$(952)	$61,018	$234,875	$2	$234,877
Federal government obligations	79,301	1,170	80,471	127,211	(531)	126,680
State and local government obligations	—	—	—	47,200	—	47,200
Foreign corporate notes/bonds	7,763	48	7,811	9,805	(7)	9,798

Total short-term investments	$149,034	$266	$149,300	$419,091	$(536)	$418,555

Investment for committed tenant improvements, money market funds	$—	$—	$—	$1,331	$—	$1,331

Restricted investments:
Money market	$8,360	$—	$8,360	$—	$—	$—
Certificates of deposit	591	—	591	—	—	—

Total restricted investments	$8,951	$—	$8,951	$—	$—	$—

Non-current auction rate securities, corporate notes/bonds	$74,900	$—	$74,900	$—	$—	$—

The Company holds a variety of interest bearing auction rate securities, or ARS, that represent interests in pools of either interest bearing loans, including mortgage backed securities, or commercial paper. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As a result of current negative conditions in the global credit markets, auctions for the Company’s $74.9 million investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. The Company has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on several securities prior to maturity. The Company does not consider these investments to be impaired and as a result, no impairment charges have been recorded as of November 30, 2007. The Company has reclassified this balance to non-current auction rate securities on its condensed consolidated balance sheet.

To management’s knowledge, none of the Company’s ARS investments have been downgraded, except for one investment having a par value of $4.9 million, which was downgraded during the second quarter of fiscal year 2008. Since as of November 30, 2007 all of the ARS investments are investment grade quality and are in compliance with the Company’s investment policy at the end of the period, the Company determined these investments still approximate their par value.

7.	Inventories

Inventories consist of the following (in thousands):

	November 30, 2007	May 31, 2007
Finished goods	$48,315	$37,736
Work-in-process and raw materials	1,461	1,432

	$49,776	$39,168

8.	Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land to land held for sale at that time. In February 2006, the Company entered into a Purchase and Sale Agreement with Hunter/Storm, LLC, a California limited liability company, pursuant to which the Company would sell these 39 acres of land. The sale closed in June 2007 and during the first quarter of fiscal year 2008, Palm received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

9.	Business Combinations

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. The Company expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate are comprised of $19.0 million in cash, of which $2.5 million was deposited with an escrow agent pursuant to the terms of escrow agreements and $0.2 million in direct transaction costs. These acquisitions were each accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

The Company has performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. The Company acquired $14.6 million of intangible assets consisting of $13.7 million in core technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of approximately 79 months. Additionally, approximately $3.7 million of the purchase prices represented in-process research and development, or IPR&D, that had not yet reached technological feasibility, had no future alternative use and was charged to operations. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, was approximately $0.9 million and is expected to be fully deductible for tax purposes.

During October 2007, Palm acquired substantially all of the assets of a corporation focused on developing solutions to enhance the performance of web applications. Palm acquired these assets in an all-cash transaction and agreed to the purchase price based on arm’s length negotiations. The Company expects this acquisition to accelerate the development of future products. The purchase price of approximately $0.5 million is comprised of approximately $0.4 million in cash, of which $0.1 million was deposited with an escrow agent pursuant to the terms of the escrow agreement, and less than $0.1 million in direct transaction costs. This acquisition was accounted for as a purchase in accordance with SFAS No. 141. The Company has performed a valuation and determined that the respective fair value of the assets acquired, using a discounted cash flow approach, was de minimus. As a result, goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired, was approximately $0.5 million and is expected to be fully deductible for tax purposes.

The results of operations for these acquisitions have been included in the Company’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Total
Balances, May 31, 2006	$166,538
Acquisition of businesses (see Note 9)	916
Goodwill adjustments	142

Balances, May 31, 2007	$167,596
Acquisition of business (see Note 9)	495
Goodwill adjustments	(131)

Balances, November 30, 2007	$167,960

Goodwill increased during fiscal year 2007 due to the acquisition of the assets of two sole proprietorships resulting in goodwill of approximately $0.9 million and during fiscal year 2008 due to the acquisition of a corporation resulting in goodwill of approximately $0.5 million. In addition, the Company made other adjustments to goodwill relating to the Handspring acquisition for the recognition of foreign tax loss carryforwards of approximately $0.1 million for the year ended May 31, 2007 and approximately $(0.1) million for the six months ended November 30, 2007. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	November 30, 2007			May 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(3,456)	$23,744	$27,200	$(2,777)	$24,423
Palm OS Garnet license	60	44,000	(13,400)	30,600	44,000	(6,300)	37,700
Acquisition related (see Note 9):
Core technology	83	13,670	(1,537)	12,133	13,670	(512)	13,158
Contracts and customer relationships	12	400	(300)	100	400	(100)	300
Non-compete covenants	36	520	(129)	391	520	(43)	477

		$85,790	$(18,822)	$66,968	$85,790	$(9,732)	$76,058

Amortization expense related to intangible assets was approximately $4.8 million and approximately $0.3 million for the three months ended November 30, 2007 and 2006, respectively, and approximately $9.1 million and approximately $0.7 million for the six months ended November 30, 2007 and 2006, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining six months in fiscal year 2008	$8,191
2009	12,947
2010	9,904
2011	8,878
2012	6,074
2013	3,274
Thereafter	17,700

$66,968

In May 2005, Palm acquired PalmSource’s 55 percent share of the PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm, Inc. The agreement provides for Palm to pay $30.0 million in installments over 3.5 years (net present value of $27.2 million) and grants PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period.

In December 2006, Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm OS used in several Palm smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. In addition, Palm secured an expansion of its existing patent license from ACCESS Systems to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, Palm paid ACCESS Systems a total of $44.0 million in the third quarter of fiscal year 2007 and is amortizing the intangible asset over five years.

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

The cumulative effect of adopting FIN No. 48 resulted in a $0.4 million increase to the opening balance of accumulated deficit related to certain unrecognized tax benefits as of the end of fiscal year 2007, including certain amounts which were reclassified among the Company’s condensed consolidated balance sheet accounts as follows (dollars in thousands):

Total decrease in income taxes payable	$(60,121)
Increase to non-current tax liabilities	5,960
Decrease in deferred income tax assets	54,528

Accumulated deficit cumulative effect	$367

The total amount of unrecognized tax benefits as of November 30, 2007 was $49.4 million. Included in the balance as of November 30, 2007 were approximately $27.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the three and six months ended November 30, 2007, the Company recognized previously unrecognized tax benefits of approximately $16.9 million as a result of evaluation of new facts, circumstances and information as of November 30, 2007, including a final settlement with the Internal Revenue Service relating to the examination of the Company’s tax year ended May 31, 2003.

In accordance with Palm’s accounting policies, interest and/or penalties related to uncertain tax positions are recognized in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. These policies did not change as a result of the adoption of FIN No. 48. Upon adoption of FIN No. 48 on June 1, 2007, Palm recognized total accrued interest and penalties of approximately $0.6 million. Approximately $0.1 million of additional interest and penalties was recognized for the six months ended November 30, 2007.

Palm is subject to taxation in the United States, various states and several foreign jurisdictions. Palm is effectively subject to United States federal and state tax examination adjustments for tax years ending on or after fiscal year 1998, in that the Company has significant net operating loss and tax credit carryforwards from these years that could be subject to adjustment, if and when utilized. With some exceptions, the tax years 2001 to 2006 remain open to examination by tax authorities in the major foreign jurisdictions in which Palm operates, including Brazil, Hong Kong, Ireland and the United Kingdom. The Company is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months.

The effective tax rates for the three and six months ended November 30, 2007 were approximately 77% and 73%, respectively. This amount resulted primarily from the recognition of previously unrecognized tax benefits and the computation of an income tax benefit for the United States with pre-tax loss at the applicable tax rate.

13.	Series B Redeemable Convertible Preferred Stock

On October 24, 2007, Elevation Partners L.P. invested $325.0 million in the Company in exchange for 325,000 shares of Series B Preferred Stock of the Company. The Series B Preferred Stock reflects a discount of approximately $9.8 million, related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. During each of the three and six months ended November 30, 2007, the accretion of the Series B Preferred Stock was approximately $0.8 million.

The holders of the Series B Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock will be entitled to vote on all matters which the holders of the Company’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date. In addition, holders of a majority of the Series B Preferred Stock are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation Partners and its permitted assigns, on an as-converted basis. As of November 30, 2007, the Series B Preferred Stock was entitled to designate two directors.

Dividends: Subject to certain exceptions for stock dividends and distributions of rights under our rights plan, the Series B Preferred Stock will entitle its holders to receive, on an as-converted basis, the same type and amount of dividend or distribution to be made to holders of our common stock. In addition, if Palm fails to respect certain obligations under the certificate of designation for the Series B Preferred Stock, then Palm will be required to pay an additional cash dividend on each share of Series B Preferred Stock at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus four percent.

Liquidation: The Series B Preferred Stock has an aggregate liquidation preference of $325.0 million plus any accrued and unpaid dividends. If Palm engages in a business combination transaction which results in the aggregate amount of Palm common stock and Series B Preferred Stock no longer holding the majority of voting power of the surviving entity, Palm will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock for total cash equal to 101% of the liquidation preference, or, under certain conditions, for publicly traded shares of the acquiring entity with a total value equal to 105% of the liquidation preference.

Conversion: As of November 30, 2007, each share of Series B Preferred Stock is convertible into 117.65 shares of the Company’s common stock at the option of the holder, reflecting a conversion price of $8.50 per share. After the third anniversary, or October 24, 2010, Palm may cause all of the Series B Preferred Stock to be converted into the Company’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty day period) is at least 180% of the then applicable conversion price.

Redemption: The Series B Preferred Stock provides for the mandatory redemption of any outstanding Series B Preferred Stock on October 24, 2014, at the liquidation preference.

Other: The purchase agreement requires the prior vote or written consent of the holders of Series B Preferred Stock before the Company may engage in certain actions impacting the issued or authorized amounts or the rights, preferences, powers, or privileges of the Series B Preferred Stock.

On October 24, 2007, just prior to the consummation of the transaction, the closing price of Palm’s common stock, adjusted for the $9.00 distribution, was $10.18 per share, and the conversion price of the Series B Preferred Stock was $8.50 per share. Because the adjusted closing price of the common stock on October 24, 2007 was greater than the conversion price, $65.0 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series B Preferred Stock, computed as the difference between the adjusted closing price of the Company’s common stock on October 24, 2007 and the conversion price of $8.50 per share multiplied by the number of shares of common stock into which the Series B Preferred Stock was convertible and the $0.8 million issuance costs paid to Elevation Partners. The amount allocated to the beneficial conversion feature and recorded as a discount to the Series B Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over seven years.

Palm has agreed to provide the holders of Series B Preferred Stock piggyback registration rights in certain circumstances.

No dividends were declared or were in arrears on the Series B Preferred Stock as of November 30, 2007. However, the accretion of the discounts on the Series B Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross proceeds	$325,000
Beneficial conversion feature	(65,035)
Issuance costs	(9,784)

Net series B redeemable convertible preferred stock at issuance	250,181
Accretion of series B redeemable convertible preferred stock	780

Balance, November 30, 2007	$250,961

14.	Long-Term Debt

In October 2007, Palm entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver.

The Term Loan matures in April 2014, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate and Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of November 30, 2007, the interest rate was 8.33%. The principal is payable at 1% per annum for the first five and a half years in equal quarterly installments, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, the Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of November 30, 2007, the Company has not used the Revolver.

The proceeds received from the Term Loan, net of issuance costs paid or payable, were approximately $381.1 million. Total debt issuance costs of approximately $18.9 million, comprised of underwriting fees, a solvency opinion, credit rating fees and administrative agent fees, have been capitalized and will be amortized to interest expense over the life of the debt. For both the three and six months ended November 30, 2007, total debt issuance costs of approximately $0.3 million in aggregate for both the Term Loan and Revolver were amortized to interest expense.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds the Company receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal year beginning with fiscal year 2008, Palm is also required to prepay the Term Loan in an amount equal to 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 103% in the first year, (ii) 102% in the second year, and (iii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

The Credit Agreement permits the Company to add one or more incremental term loan facilities and/or increase commitments under the Revolver up to $25 million, subject to certain restrictions.

The Term Loan and Revolver contain restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders (except the $9.00 distribution described in Note 13), and (vii) engage in transactions with affiliates. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of the Company’s present and future assets.

As of November 30, 2007, $400.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

15.	Commitments

Palm facilities are leased under operating leases that expire at various dates through January 2015.

In May 2005, Palm acquired PalmSource’s 55 percent share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of both November 30, 2007 and May 31, 2007.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphone and handheld computer devices, (2) as a percentage of applicable revenue for the net sales of products using certain software technologies or (3) as a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $34.9 million and $29.4 million as of November 30, 2007 and May 31, 2007, respectively, including estimated royalties of $27.9 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2007 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2007 and May 31, 2007, Palm’s commitments to third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of Palm products were approximately $166.5 million and $159.8 million, respectively.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. As of May 31, 2007, Palm had used the revolving credit line with Comerica Bank to support the issuance of letters of credit totaling $9.1 million. During the second quarter of fiscal year 2008, Palm closed this revolving credit line in conjunction with concluding the new Credit Agreement (see Note 14) and cash collateralized the outstanding letters of credit. As of November 30, 2007, Palm had approximately $9.0 million in restricted investments, which are collateral for outstanding letters of credit.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of November 30, 2007 and May 31, 2007 Palm had made payments totaling $1.4 million and $0.8 million, respectively, under the agreement. The remaining amount due under the agreement was $1.9 million and $2.5 million as of November 30, 2007 and May 31, 2007, respectively.

During February and October 2007, Palm acquired the assets of several other businesses. Under the purchase agreements, the Company agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with the Company that will be recognized as compensation expense over the service period of the applicable employees. As of November 30, 2007 and May 31, 2007, Palm had made payments totaling approximately $1.0 million and $0, respectively, under the purchase agreements.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a 2-year contract period. Under the terms of the agreement, the Company agreed to pay a minimum of $17.5 million per year through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of November 30, 2007 and May 31, 2007, the Company had made payments totaling $21.6 million and $12.3 million, respectively. The remaining amount due under the agreement was $23.3 million and $22.7 million as of November 30, 2007 and May 31, 2007, respectively.

Under the indemnification provisions of Palm’s customer and certain of its supply agreements, Palm agrees to offer some level of indemnification protection against certain types of claims arising from Palm’s products and services (such as intellectual property infringement or personal injury or property damage caused by Palm’s products or by Palm’s negligence or misconduct).

Under the indemnification provisions with respect to representations and covenants made to PalmSource in connection with the Palm brand and with respect to trademark infringement in the amended and restated trademark license agreement with PalmSource, Palm agreed to defend and indemnify PalmSource and its affiliates for losses incurred, up to $25.0 million under each agreement.

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

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of generally less than one month. Palm does not enter into derivatives for speculative or trading purposes. As of November 30, 2007 and May 31, 2007, Palm’s outstanding notional contract value was approximately $16.9 million and $10.0 million, respectively.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Six Months Ended November,
	2007	2006
Balance, beginning of period	$41,087	$42,909
Payments made	(61,075)	(36,200)
Change in liability for product sold during the period	46,743	37,571
Change in liability for pre-existing warranties	3,987	(4,870)

Balance, end of period	$30,742	$39,410

16.	Restructuring Charges

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

Restructuring charges relate to the implementation of a series of reorganization actions to streamline the Company’s business structure. Restructuring charges recorded during the three months ended November 30, 2007 of approximately $10.1 million consist of approximately $6.1 million related to restructuring actions taken during the second quarter of fiscal year 2008 and approximately $4.0 million related to restructuring actions taken during the first quarter of fiscal year 2008.

•

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued projects of approximately $6.1 million. Restructuring charges were a result of the Company’s decision to focus its efforts on developing a single platform and to offer a single, consistent user experience centered on the new platform.

•

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $6.4 million related to workforce reductions and approximately $0.2 million relating to property and equipment disposed of or removed from service. During the three months ended November 30, 2007, the Company recorded additional charges of approximately $4.0 million relating to these actions. These additional charges consisted of approximately $3.4 million related to workforce reductions, including severance, benefits and related costs, and approximately $0.6 million for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.6 million, for facilities and equipment no longer in service. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 110 regular employees primarily in the United States. The Company took these restructuring actions to better align its cost structure with current revenue expectations.

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs for the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of November 30, 2007, the balance consists of lease commitments, payable over approximately four years, offset by estimated sublease proceeds of approximately $12.5 million.

The restructuring action recorded in connection with the Handspring acquisition included $1.8 million related to workforce reductions, primarily in the United States, of approximately 50 Handspring employees, $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess, and $0.7 million related to other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company made net increases to goodwill reflecting adjustments to the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits, costs to exit certain facilities and other costs associated with the acquisition. As of May 31, 2005, cost reduction actions initiated in connection with the Handspring acquisition were complete, except for remaining contractual payments for excess facilities.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2008 Action	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2006	$—	$—	$—	$6,634	$575	$7,209
Cash payments	—	—	—	(1,542)	(261)	(1,803)

Balance, May 31, 2007	—	—	—	5,092	314	5,406
Restructuring charges	6,073	9,884	792	—	—	16,749
Cash payments	(858)	(8,107)	(36)	(490)	(122)	(9,613)
Write-offs	(313)	—	(44)	—	—	(357)

Balance, November 30, 2007	$4,902	$1,777	$712	$4,602	$192	$12,185

17.	Patent acquisition cost

During the first quarter of fiscal year 2008, Palm acquired more than 1,600 patents and patent applications for $5.0 million. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims which may arise in the course of Palm’s business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which Palm currently pays or expects to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition.

18.	Litigation

Palm is a party to lawsuits in the normal course of its business. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Palm believes that it has defenses to the cases pending against it, including those set forth below, and is vigorously contesting each matter. Palm is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the cases listed below, and accordingly no provision for any potential loss which may result from the resolution of these matters has been recorded in the accompanying condensed consolidated financial statements except with respect to those cases where preliminary settlement agreements have been reached. An unfavorable resolution of these lawsuits could materially adversely affect Palm’s business, results of operations or financial condition. (Although Palm was formerly known as palmOne, Inc. and is now Palm, Inc. once again and Handspring has been merged into Palm, the pleadings in the pending litigation continue to reference former company names, including Palm Computing, Inc., Palm, Inc., palmOne, Inc. and Handspring, Inc.).

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

Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases, which the defendants in those cases have moved to dismiss. It is uncertain whether there will be any revised or future settlement.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On December 14, 2007 the Court granted preliminary approval of a settlement of this action. Palm is proceeding with notice to the settlement class members. A hearing to determine final settlement approval is scheduled for March 2008. If approved, the terms of the settlement will result in a resolution not material to Palm’s financial position.

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

19.	Related Party Transactions

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three and six months ended November 30, 2007 and 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on November 30 and May 31.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under Palm’s stock plans; our objective of being the leader in mobile computing; our intent to lead on design, ease-of-use and functionality and to serve a broad range of customers; revenue and income growth; expansion of the smartphone market and our ability to capitalize on this expansion; future demand for our products; declines in the handheld market; our product mix and margins; rebates and price protection; revenue and credit concentration with our largest customers; the development and introduction of new products and services; acceptance of our wireless products; competitors and competition in the markets in which Palm operates; the sufficiency of Palm’s cash, cash equivalents and credit facility to satisfy its anticipated cash requirements; the effects of changes in market interest rates; our interest income; investment activities, the value of investments and the use of Palm’s financial instruments; Palm’s ability and intent to hold its auction rate security investments until a recovery of the auction process or until maturity; dividends; the deductibility of goodwill for tax purposes; adjustments of goodwill; the effect of unrecognized tax benefits; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; Palm’s defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in Palm’s charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan and Palm’s relationship with Elevation Partners; restructuring charges for the third fiscal quarter of 2008; Palm’s debt obligations, the related interest expense for future periods and the effect of any non-compliance; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage their lives and communicate with others, to access and share their most important information and to avail themselves to the power of computing wherever they are. We design our devices to appeal to consumer, professional, business, education and government users around the world. We currently offer Treo and Centro smartphones and handheld computers as well as add-ons and accessories. We distribute these products through a network of wireless carriers, retail and business distributors worldwide and direct to end customers.

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

Revenue—Management reviews many elements to understand our revenue stream. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenues are impacted by unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, timing of carrier certification, end-user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

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

Cash flows—We strive to convert operating results to cash. To that end, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating, investing and financing requirements.

We believe the mobile computing solutions market dynamics are generally favorable to us. The high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the market for smartphone devices. With our computing heritage, we are able to work closely with carriers to deploy advanced wireless data applications that take advantage of their wireless data networks.

The smartphone market is emerging and people are beginning to understand the personal and professional benefits of being able to access email or browse the web on a smartphone. We intend to lead on design, ease-of-use, and functionality, and serve a broad range of customers with products focused on their needs. We expect this market to expand and we are focusing our efforts in order to capitalize on this expansion.

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

Revenue from software arrangements with end users of our devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, we allocate revenue to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We defer the portion of the fee equal to the fair value of the undelivered elements until they are delivered.

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

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphone and handheld computer devices, (2) as a percentage of applicable revenue for the net sales of products using certain software technologies or (3) as a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $34.9 million and $29.4 million as of November 30, 2007 and May 31, 2007, respectively, including estimated royalties of $27.9 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of November 30, 2007 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

Inventory purchases and purchase commitments are based upon forecasts of future demand. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

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

We rely primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include our expected stock price volatility over the term of the awards, projected employee stock option exercise behaviors, expected risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on historical time from vesting until exercise and the expected term of employee stock purchase plan shares using the average life of the purchase periods under each offering. We estimate the volatility of our common stock based upon the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based upon the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

In accordance with SFAS No. 123(R), we determined the fair value of modifications made to stock options in September and October 2007 using the Trinomial Lattice simulation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated an early exercise multiple of 1.95, the stock prices on the dates of modification (adjusted for the $9.00 distribution) and the strike prices of the affected awards (adjusted for the $9.00 distribution).

The Geometric Brownian Motion simulation model was utilized to determine the fair value of stock options, RSUs and restricted stock awards granted with market conditions, in order to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated the specific terms of the awards to simulate multiple stock price paths over the various vesting periods to determine the average net present value across the simulation trials. The Geometric Brownian Motion simulation model is based on trials simulating the achievement of the market conditions and calculating the net present value of the fair value over all of the trials.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Our deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on forecasts of results and certain of our tax planning strategies. The carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal of the valuation allowance based upon current and preceding years’ results of operations and anticipated profit levels in future years. If these estimates and related assumptions change in the future, we may be required to adjust our valuation allowance against the deferred tax assets with a corresponding impact to the provision for income taxes.

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

Our key critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Revenues	$349,633	$392,911	$(43,278)	$710,392	$748,684	$(38,292)

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for the three months ended November 30, 2007 decreased approximately 11% from the three months ended November 30, 2006. Smartphone revenue was $282.4 million for the three months ended November 30, 2007 and was relatively flat compared to $283.0 million for the three months ended November 30, 2006. Handheld revenue was $67.2 million for the three months ended November 30, 2007 and decreased 39% from $110.0 million for the three months ended November 30, 2006. During the three months ended November 30, 2007, net device units shipped were 1,149,000 units at an average selling price of $297. During the three months ended November 30, 2006, net device units shipped were 1,206,000 units at an average selling price of $315. Of the 11% decrease in revenues, approximately 6 percentage points resulted from the decrease in average selling prices and approximately 5 percentage points resulted from the decrease in unit shipments and accessories sales. The decline in average selling price is primarily the result of a shift in product mix during the quarter which was more heavily weighted towards lower priced smartphone products as well as a reduction in the selling prices of certain of our smartphone products. The decrease in unit shipments is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, partially offset by an increase in smartphone unit shipments.

International revenues were approximately 27% of worldwide revenues in the three months ended November 30, 2007 compared with approximately 34% in the three months ended November 30, 2006. Of the 11% decrease in worldwide revenues in the three months ended November 30, 2007 as compared to the three months ended November 30, 2006, approximately 10 percentage points resulted from a decrease in international revenues and 1 percentage point resulted from a decrease in United States revenues. Average selling prices for our devices decreased by 4% in the United States and by 10% internationally during the three months ended November 30, 2007 from the three months ended November 30, 2006. The decrease in average selling prices is primarily the result of reductions in the selling prices of our existing smartphone products and the introduction of new smartphone products at lower price points. Net device units shipped increased approximately 4% in the United States and decreased 22% internationally from the year-ago period. The increase in net units sold in the United States is due to the introduction of new smartphone products, offset by a decline in traditional handheld unit sales. The decrease in net units sold internationally is primarily due to a decline in traditional handheld unit sales, coupled with a slight decrease in smartphone unit sales.

Revenues for the six months ended November 30, 2007 decreased approximately 5% from the six months ended November 30, 2006. Smartphone revenue was $584.6 million for the six months ended November 30, 2007 and increased 6% from $551.8 million for the six months ended November 30, 2006. Handheld revenue was $125.8 million for the six months ended November 30, 2007 and decreased 36% from $196.9 million for the six months ended November 30, 2006. During the six months ended November 30, 2007, net device units shipped were 2,157,000 units at an average selling price of $321. During the six months ended November 30, 2006, net device units shipped were 2,191,000 units at an average selling price of $330. Of the 5% decrease in revenues, approximately 3 percentage points resulted from the decrease in average selling prices and approximately 2 percentage points resulted from the decrease in unit shipments and accessories sales. The decline in average selling price is primarily the result of a shift in product mix during the period which was more heavily weighted towards lower priced smartphone products, as well as a reduction of the selling prices of certain of our other smartphone products. The decrease in unit shipments is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, partially offset by an increase in smartphone unit shipments.

International revenues were approximately 24% of worldwide revenues in the six months ended November 30, 2007 compared with approximately 26% in the six months ended November 30, 2006. Of the 5% decrease in worldwide revenues for the six months ended November 30, 2007 as compared to the six months ended November 30, 2006, approximately 3 percentage points resulted from a decrease in international revenues and approximately 2 percentage points resulted from a decrease in United States revenues. Average selling prices for our devices decreased both in the United States and internationally by 3% during the six months ended November 30, 2007 from the six months ended November 30, 2006. The decrease in average selling price in the United States and internationally is primarily the result of the reduction in the selling prices of our existing smartphone products and the introduction of new smartphone products at lower price points. Net device units shipped increased approximately 2% in the United States offset by a decrease internationally of approximately 11% from the year-ago period. The increase in net device units shipped in the United States is due to the introduction of new smartphone products, offset by a decline in traditional handheld unit sales. The decrease in net device units shipped internationally is primarily due to a decline in traditional handheld unit sales partially offset by an increase in smartphone unit sales primarily due to the expansion of our smartphones available internationally.

Cost of Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Cost of revenues	$245,868	$253,830	$(7,962)	$476,203	$478,317	$(2,114)
Percentage of revenues	70.3%	64.6%		67.0%	63.9%

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 5.7 percentage points to 70.3% for the three months ended November 30, 2007 from 64.6% for the three months ended November 30, 2006. The increase in cost of revenues as a percentage of revenues is due to the following factors. The cost of warranty repairs increased 3.6 percentage points compared to the year ago period due to increased inefficiencies in our repair logistics operation. Additionally, of the increase in cost of revenues as a percentage of revenues, 2.2 percentage points resulted from an increase in product costs due to a shift in product mix towards lower margin smartphone products. An increase in freight costs of approximately 0.5 percentage points was due to increased fuel surcharges and expedited shipments at the end of the period. Excess and obsolete costs associated with inventories which are no longer salable resulted in approximately a 0.4 percentage point increase, an increase in scrap and rework costs due to updates of our operating platforms resulted in an approximately 0.3 percentage point increase and technical service costs primarily due to higher smartphone unit volumes resulted in a 0.3 percentage point increase. These increased costs as a percentage of revenues were partially offset by a 1.7 percentage point decrease in OS royalty rates primarily because the quarterly amortization costs of the ACCESS license agreement entered into in December 2006 is less than the royalty payments paid under the previous agreement. We anticipate that through fiscal year 2008, our product mix will continue to shift towards lower margin smartphone products.

Cost of revenues as a percentage of revenues increased by 3.1% to 67.0% for the six months ended November 30, 2007 from 63.9% for the six months ended November 30, 2006. The increase in cost of revenues as a percentage of revenues is due to the following factors. The cost of warranty repairs increased 2.5 percentage points compared to the year ago period due to increased inefficiencies in our repair logistics operation. Additionally, of the increase in cost of revenues as a percentage of revenues, 1.6 percentage points resulted from an increase in product costs due to a shift in product mix towards lower margin smartphone products. Excess and obsolete costs associated with inventories which are no longer salable resulted in approximately a 0.2 percentage point increase, freight costs due to increased fuel surcharges and expedited shipments resulted in a 0.2 percentage point increase and technical service costs increased approximately 0.1 percentage points due to higher smartphone unit volume. These increased costs as a percentage of revenues were partially offset by a decrease in OS royalty rates of approximately 1.5 percentage points primarily because the quarterly amortization costs of the ACCESS license agreement entered into in December 2006 is less than the royalty payments paid under the previous agreement. We anticipate that through fiscal year 2008, our product mix will continue to shift towards lower margin smartphone products.

Sales and Marketing

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Sales and marketing	$61,466	$63,978	$(2,512)	$121,661	$116,910	$4,751
Percentage of revenues	17.6%	16.3%		17.1%	15.6%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended November 30, 2007 decreased approximately 4% from the three months ended November 30, 2006. The increase in sales and marketing expenses as a percentage of revenue is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is due to the following factors. Direct marketing and advertising expenses decreased approximately $4.2 million during the current period as compared to the comparable period a year ago primarily as a result of decreased spending on international product launches and fewer units provided to our carrier partners for demonstration purposes. In addition, employee-related expenses decreased approximately $0.6 million resulting from a decrease in our headcount of approximately 25 employees during the three months ended November 30, 2007 as compared to the year ago period. These decreases were partially offset by an increase in stock-based compensation expense of approximately $1.2 million primarily related to a $1.0 million charge for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the three months ended November 30, 2007 and $0.8 million in increased allocations as a result of higher information technology and facilities costs. In addition, consulting expenses increased approximately $0.5 million to help with our new product launches.

Sales and marketing expenses for the six months ended November 30, 2007 increased approximately 4% from the six months ended November 30, 2006. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is due to the following factors. Advertising costs increased approximately $4.6 million during the current period as compared to the comparable period a year ago. This increase is the result of increased advertising for product launches in the United States and our branding campaign partially offset by the decrease in spending on international product launches during the current year period as compared to the six months ended November 30, 2006. In addition, allocated costs increased approximately $1.8 million as a result of higher information technology and facilities costs. We also experienced an increase in consulting expenses of approximately $0.8 million as a result of increased outsourcing to help with our new product launches, and an increase of $0.8 million primarily related to a $1.0 million charge taken for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period. These increases were partially offset by a decrease of approximately $2.5 million in direct marketing expenses as a result of fewer units provided to our carrier partners for demonstration purposes during the current period as compared to the year ago period. In addition, employee related and travel expenses decreased approximately $0.5 million resulting from a decrease in our average headcount of approximately 18 employees during the six months ended November 30, 2007 as compared to the year ago period.

Research and Development

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Research and development	$53,570	$42,299	$11,271	$106,186	$83,144	$23,042
Percentage of revenues	15.3%	10.8%		14.9%	11.1%

Research and development expenses consist principally of employee related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during the three months ended November 30, 2007 increased approximately 27% from the comparable quarter a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the three months ended November 30, 2007 is due to the following factors. Outsourced engineering, data communications, consulting and project material costs increased approximately $5.3 million over the same period last year due to the increased number of smartphone products released and their related certifications with carriers relative to last year. Employee related expenses increased approximately $2.8 million primarily due to an increased average headcount of approximately 10 employees as well as the recruiting of engineering personnel and their related salaries. Allocated costs increased approximately $1.8 million due to higher information technology and facilities costs. Stock-based compensation increased approximately $0.9 million during the current period primarily as a result of a $1.5 million charge taken for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period. In addition, travel expenses increased approximately $0.4 million, reflecting additional product development related travel to our original design manufacturers in Asia.

Research and development expenses during the six months ended November 30, 2007 increased approximately 28% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the six months ended November 30, 2007 is due to the following factors. Outsourced engineering, data communications, consulting and project material costs increased approximately $13.0 million, reflecting the increased number of smartphone products released and their related certifications with carriers relative to last year. An increase in employee related expenses of approximately $4.9 million is primarily due to an increase in salaries and temporary help as a result of a higher average employee headcount during the current year as well as the recruiting of engineering personnel and their related salaries, as compared to the year ago period. Allocated charges increased approximately $4.1 million over the comparable period last year as a result of higher information technology and facilities costs. In addition, travel expenses increased by approximately $0.9 million which reflect additional product development related travel to our original design manufacturers in Asia. Stock-based compensation increased approximately $0.3 million as a result of a charge taken for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period.

General and Administrative

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
General and administrative	$20,237	$15,506	$4,731	$34,233	$29,266	$4,967
Percentage of revenues	5.8%	3.9%		4.8%	3.9%

General and administrative expenses consist of employee related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. The increase in absolute dollars and as a percentage of revenues for the three months ended November 30, 2007 is due to the following factors. Stock-based compensation expense increased by approximately $5.7 million, which primarily results from a charge taken as a result of modifying certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period. An increase in employee-related expenses of approximately $0.9 million was primarily due to recruiting fees for key management positions and increased salaries as a result of increased headcount over the same period last year. These increases were partially offset by a decrease in the provision for doubtful accounts of approximately $1.9 million, reflecting the quality of our accounts receivable balances and the decline of outstanding accounts receivable balance as compared to the year-ago period ending balance.

General and administrative expenses during the six months ended November 30, 2007 increased approximately 17% from the comparable period a year ago. The increase in absolute dollars and as a percentage of revenues for the six months ended November 30, 2007 is due to the following factors. Stock-based compensation expense increased by approximately $5.4 million, which primarily results from a charge taken as a result of modifying certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period. An increase in employee-related expenses of approximately $0.8 million was the result of increased recruiting fees for key management positions and increased salaries as a result of increased average headcount as compared to the year-ago period. Higher information technology and facilities costs resulted in an increase of allocated costs of $0.7 million. These increases were partially offset by a decrease in the provision for doubtful accounts of approximately $1.9 million, reflecting the quality of our accounts receivable balances and the decline of outstanding accounts receivable balance as compared to the year-ago period ending balance.

Amortization of Intangible Assets

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Amortization of intangible assets	$962	$340	$622	$1,923	$680	$1,243
Percentage of revenues	0.3%	0.1%		0.3%	0.1%

The increase in amortization of intangible assets in absolute dollars and as a percentage of revenue is due to $0.6 million in amortization of intangible assets acquired during the third quarter of fiscal year 2007.

Patent acquisition cost

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Patent acquisition cost	$—	$—	$—	$5,000	$—	$5,000
Percentage of revenues	—%	—%		0.7%	—%

During the first quarter of fiscal year 2008, we acquired more than 1,600 patents and patent applications for $5.0 million. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims which may arise in the course of our business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which we currently pay or expect to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition.

Restructuring Charges

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Restructuring charges	$10,145	$—	$10,145	$16,749	$—	$16,749
Percentage of revenues	2.9%	—%		2.4%	—%

Restructuring charges relate to the implementation of a series of reorganization actions to streamline our business structure. Restructuring charges recorded during the three months ended November 30, 2007 of approximately $10.1 million consist of approximately $6.1 million related to restructuring actions taken during the second quarter of fiscal year 2008 and approximately $4.0 million related to restructuring actions taken during the first quarter of fiscal year 2008.

•

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued projects of approximately $6.1 million. Restructuring charges were a result of our decision to focus our efforts on developing a single platform and to offer a single, consistent user experience centered on the new platform. As of November 30, 2007, cash payments of approximately $0.9 million have been made related to these actions.

•

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $6.4 million related to workforce reductions and approximately $0.2 million relating to property and equipment disposed of or removed from service. During the three months ended November 30, 2007, we recorded additional charges of approximately

$4.0 million relating to these actions. These additional charges consisted of approximately $3.4 million related to workforce reductions, including severance, benefits and related costs, and approximately $0.6 million for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.6 million, for facilities and equipment no longer in service. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 110 regular employees primarily in the United States. We took these restructuring actions to better align our cost structure with current revenue expectations. As of November 30, 2007, cash payments totaling approximately $8.1 million related to workforce reductions and less than $0.1 million related to facilities had been made related to these actions.

We expect a restructuring charge of approximately $16 million to $18 million during the third quarter of fiscal year 2008 for organizational charges, which will include severance and facility closure costs.

Gain on Sale of Land

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Gain on sale of land	$—	$—	$—	$(4,446)	$—	$(4,446)
Percentage of revenues	—%	—%		(0.6)%	—%

In August 2005, we entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified the land to land held for sale at that time. In February 2006, we entered into a Purchase and Sale Agreement with Hunter/Storm, LLC, a California limited liability company, pursuant to which we would sell these 39 acres of land. The sale closed during the first quarter of fiscal year 2008 and we received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

Interest Expense

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Interest (expense)	$(4,037)	$(727)	$3,310	$(4,190)	$(1,395)	$2,795
Percentage of revenues	(1.2)%	(0.2)%		(0.6)%	(0.2)%

Interest expense during the three and six months ended November 30, 2007 increased as a result of the higher outstanding debt as compared to the year ago period. Following the closing of the recapitalization transaction with Elevation Partners during the second quarter of fiscal year 2008, we increased our outstanding debt by $400.0 million.

Interest Income

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Interest income	$7,765	$6,577	$1,188	$15,683	$13,073	$2,610
Percentage of revenues	2.2%	1.7%		2.2%	1.7%

The overall increase in interest income, both in absolute dollars and as a percentage of revenue, is due to higher average cash and short-term investment balances, more favorable interest rates and investment returns for the first three and six months of fiscal year 2008 as compared to the same period last year. As a result of our lower cash balances, we expect our interest income will not be sustained at these levels in future quarters.

Other Income (Expense), Net

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Other income (expense), net	$(144)	$(326)	$(182)	$(445)	$(716)	$(271)
Percentage of revenues	—%	(0.1)%		(0.1)%	(0.1)%

Other income (expense) for the three and six months ended November 30, 2007 consisted of bank and other miscellaneous charges and net gains on sales of cash investments. The changes for the three and six months ended November 30, 2007 compared to the year ago periods are not significant.

Income Tax Provision

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2007	2006		2007	2006
	(dollars in thousands)
Income tax provision (benefit)	$(30,183)	$9,711	$(39,894)	$(26,380)	$22,055	$(48,435)
Percentage of revenues	(8.6)%	2.5%		(3.7)%	2.9%

For the three and six months ended November 30, 2007, Palm’s income tax benefit was $30.2 million and $26.4 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rates for the three and six months ended November 30, 2007 were 77% and 73%, respectively, and resulted from the computation of income tax benefit for the United States with pre-tax loss at the applicable tax rate. The income tax benefit for the three months ended November 30, 2007 reflected the recognition of previously unrecognized tax benefits of approximately $16.9 million, which is primarily the result of evaluation of new facts, circumstances and information as of November 30, 2007, partially offset by the increase in our valuation allowance of approximately $1.0 million.

Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated results, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

For the three and six months ended November 30, 2006, Palm’s income tax expense was $9.7 million and $22.1 million, respectively, which consisted of federal, state ad foreign income taxes. The effective tax rate for the three and six months ended November 30, 2006 was 43%. The provision for income taxes for the three and six months ended November 30, 2006 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Liquidity and Capital Resources

Cash and cash equivalents as of November 30, 2007 were $143.7 million, compared to $128.1 million as of May 31, 2007, an increase of $15.6 million. Contributing to this increase was a net $4.5 million from operations resulting from our net loss of $9.7 million, which was more than offset by non-cash charges of $11.6 million and changes in assets and liabilities of $2.6 million. In addition, our cash increased due to net sales of short-term investments of $195.8 million, net proceeds from the sale of land of $64.4 million, and $26.9 million from stock-related activity as a result of the exercise of stock options and other equity awards. These increases were partially offset by purchases of property and equipment of $13.8 million, the purchase of restricted investments of $8.9 million, payments for the acquisition of a business of $0.5 million and debt repayments of $0.5 million. Also, during the quarter we completed the recapitalization transaction with Elevation Partners which resulted in net cash outflows of $252.3 million due to a $948.6 million one-time cash distribution partially funded by $696.3 million received from incurring new debt and the issuance of preferred stock.

We hold a variety of interest bearing auction rate securities, or ARS, that represent interests in pools of either interest bearing loans, including mortgage backed securities, or commercial paper. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As a result of current negative conditions in the global credit markets, auctions for our $74.9 million investment in these securities have recently failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We have the ability and intent to hold these ARS investments until a recovery of the auction process or maturity. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on several securities prior to maturity. We do not consider these investments to be impaired and as a result, no impairment charges have been recorded as of November 30, 2007. We have reclassified this balance to non-current auction rate securities on our condensed consolidated balance sheet.

To our knowledge, none of our ARS investments have been downgraded, except for one investment having a par value of $4.9 million, which was downgraded during the second quarter of fiscal year 2008. Since as of November 30, 2007 all of the ARS investments are investment grade quality and are in compliance with our investment policy at the end of the period, we determined these investments still approximate their par value.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have decided to modify the current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We anticipate our balances of cash, cash equivalents, and short-term investments of $293.0 million as of November 30, 2007 will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies.

Net accounts receivable was $172.2 million as of November 30, 2007, a decrease of $32.1 million, or 16%, from $204.3 million as of May 31, 2007. Days sales outstanding, or DSO, of receivables was 44 days and 46 days as of November 30, 2007 and May 31, 2007, respectively. The decrease in net accounts receivable and the decrease in DSO are primarily due to the linearity of our sales during the current quarter as compared to the sales during the fourth quarter of fiscal year 2007. We ended the second quarter of fiscal year 2008 with a cash conversion cycle of 1 day compared to -5 days at fiscal year end 2007. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

Palm facilities are leased under operating leases that expire at various dates through January 2015.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company, or PTHC, and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of both November 30, 2007 and May 31, 2007.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphone and handheld computer devices, (2) as a percentage of applicable revenue for the net sales of products using certain software technologies or (3) as a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $34.9 million and $29.4 million as of November 30, 2007 and May 31, 2007, respectively, including estimated royalties of $27.9 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of November 30, 2007 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2007 and May 31, 2007, our commitments to third-party manufacturers for their inventory on-hand and component purchase commitments related to the manufacture of our products were approximately $166.5 million and $159.8 million, respectively.

In October 2005, we entered into a three-year, $30.0 million revolving credit line with Comerica Bank. As of May 31, 2007, we had used the revolving credit line with Comerica Bank to support the issuance of letters of credit totaling $9.1 million.

During the second quarter of fiscal year 2008, we closed this revolving credit line in conjunction with concluding the new credit agreement between JPMorgan Chase Bank N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, and cash collateralized the outstanding letters of credit. As of November 30, 2007, we had approximately $9.0 million in restricted investments, which are collateral for outstanding letters of credit.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of November 30, 2007 and May 31, 2007, we had made payments totaling $1.4 million and $0.8 million, respectively, under the agreement. The remaining amount due under the agreement was $1.9 million and $2.5 million as of November 30, 2007 and May 31, 2007, respectively.

During February and October 2007, we acquired the assets of several other businesses. Under the purchase agreements, we agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with the Company that will be recognized as compensation expense over the service period of the applicable employees. As of November 30, 2007 and May 31, 2007, we had made payments totaling approximately $1.0 million and $0, respectively, under the purchase agreements.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a 2-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $17.5 million per year through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of November 30, 2007 and May 31, 2007, we had made payments totaling $21.6 million and $12.3 million, respectively. The remaining amount due under the agreement was $23.3 million and $22.7 million as of November 30, 2007 and May 31, 2007, respectively.

In October 2007, we entered into a Credit Agreement to obtain a 6.5 year $400.0 million term loan, or Term Loan, and a 5 year $30.0 million revolving credit facility, or Revolver. Borrowings under the Credit Agreement bear interest at our election at 1-, 2-, 3-, or 6 month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate and Federal Funds Rate plus 0.50%) plus 2.5%. As of November 30, 2007, the interest rate was 8.33%. The interest rate may vary based on market rates. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. As of November 30, 2007, $400.0 million and $0 million were outstanding under the Term Loan and Revolver, respectively.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of generally less than one month. We do not enter into derivatives for speculative or trading purposes. As of November 30, 2007 and May 31, 2007, our outstanding notional contract value was approximately $16.9 and $10.0 million, respectively.

As of November 30, 2007, we had $6.0 million of non-current tax liabilities in our condensed consolidated balance sheet for unrecognized tax positions. The periods in which we will reach cash settlement with the respective tax authorities cannot be reasonably estimated.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007. Of the shares outstanding on this date, approximately 0.1 million are restricted stock awards that had not yet vested. As a result, we recorded a distribution liability of approximately $1.1 million, which will be paid out as the related shares vest, ending in the fourth quarter of fiscal year 2010. Approximately $0.5 million of this amount is classified in other accrued liabilities in the condensed consolidated balance sheet with the remainder classified within other non-current liabilities.

Also in October 2007, we sold an aggregate of 325,000 shares of our Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, for an aggregate purchase price of $325 million to Elevation Partners, L.P. For so long as Elevation Partners holds any outstanding shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. The Series B Preferred Stock reflects a discount of approximately $9.8 million, related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred

Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. The accretion of the Series B Preferred Stock will be included in our earnings per share calculation over seven years.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not include derivative financial investments in our investment portfolio. Our cash equivalents of approximately $143.7 million as of November 30, 2007 are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2007 would cause an immaterial decline in the fair value of our cash equivalents. As of November 30, 2007, we had short-term investments of $149.3 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months and of marketable equity securities. These available-for-sale investments include government, domestic and foreign corporate debt securities and marketable equity securities and are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2007 would cause a decline of less than 4%, or $5.5 million, in the fair market value of our short-term investment portfolio. We would expect our net income (loss) or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $400.0 million as of November 30, 2007. Pursuant to the terms of the related Credit Agreement, we expect to make interest payments at LIBOR plus a spread. A hypothetical 100 basis point increase in market interest rates from levels at November 30, 2007 would have increased our total interest payments for the second quarter of fiscal year 2008 by approximately $1.8 million. We do not currently use derivatives to manage interest rate risk.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts generally mature within 30 days. We do not utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on November 30, 2007 had a notional contract value in U.S. dollars of approximately $16.9 million which settled within 30 days.

Equity Price Risk

As of November 30, 2007 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Palm have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the second quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 18 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	competition from other smartphone, handheld computer devices or other devices;

•	quality issues with our products;

•	changes in consumer, business and carrier preferences for our products and services;

•	loss or failure of carriers or other key sales channel partners;

•	failure by our third party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third party manufacturers or suppliers in a timely manner;

•	seasonality of demand for some of our products;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending levels;

•	excess inventory or insufficient inventory to meet demand;

•	growth, decline, volatility and changing market conditions in the mobile computing device market;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

Any of the foregoing factors could have an adverse effect on our business, results of operations and financial condition.

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

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than we compete in certain segments. In addition, many of our competitors have significantly greater engineering, technical, manufacturing, sales, marketing and financial resources and capabilities than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also be in a better position financially or otherwise to acquire and integrate companies and technologies that enhance their competitive positions and limit our competitiveness. In addition, they may devote greater resources to the development, promotion and sale of their products than we do. They may have lower costs and be better able to withstand lower prices in order to gain market share at our expense. They may also be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the mobile computing device market and gain market share. Finally, these competitors may bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as Asustek, Danger, Helio, High Tech Computer, or HTC, LG, Motorola, Nokia, Research in Motion, Samsung and Sony-Ericsson; computing device companies such as Acer, Dell, Fujitsu Siemens Computers, Hewlett-Packard, and Mio Technology; consumer electronics companies such as Apple, NEC, Sharp Electronics, Sony and Yakumo; and a variety of early-stage technology companies.

Some of these competitors, such as Asustek and HTC, produce smartphones as carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra-mobile personal computers and laptop computers with wide area network or data cards with VoIP, and WiFi phones with VoIP.

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

Carriers, who control most of the distribution and sale of and virtually all of the access for smartphone products, could commoditize smartphones, thereby reducing the average selling prices and margins for our smartphone products which would have a negative impact on our business, results of operations and financial condition. In addition, if carriers move away from subsidizing the purchase of smartphone products, this could significantly reduce the sales or growth rate of sales of smartphone products. This could have an adverse impact on our business, revenues and results of operations.

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

We are required to certify our products with governmental and regulatory agencies and with the wireless carriers for use on their networks and meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on carrier networks and affect our ability to timely deliver products to customers. As a result, carriers may choose to offer or consumers may choose to buy similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

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

As a result of the Credit Agreement we entered into, we have a significant amount of debt. We may not be able to generate sufficient cash to service or repay all of our indebtedness, including the Term Loan, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Despite our substantial indebtedness, we may still be able to incur additional debt in the future. Our substantial indebtedness could adversely affect our business, financial condition and results of operations.

As a result of the $400.0 million Term Loan completed in October 2007, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. Our ability to generate cash is subject to our future operating performance and the demand for, and price levels of, our current and future products and services. However, it is also subject to prevailing economic and competitive conditions and to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any new credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt service or repayment obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, restructure or refinance all or a portion of our indebtedness, including the Term Loan, or incur additional debt. There is no assurance that we would be able to take any of these actions on commercially reasonable terms or at all. There is also no assurance that these actions would be successful and permit us to meet our scheduled debt service or repayment obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such cash flow and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to realize and obtain proceeds from them adequate to meet our debt service and other obligations. The Credit Agreement governing the Term Loan and Revolver restricts our ability to dispose of assets and use the proceeds from the disposition.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our debt holders could exercise their rights and remedies against the collateral securing their debt; and

•	we could be forced into bankruptcy or liquidation.

Although covenants contained in the Credit Agreement governing the Term Loan and the Revolver will limit our ability and the ability of certain of our present and future subsidiaries to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, the Credit Agreement will not prevent certain of our subsidiaries from incurring indebtedness. To the extent that we or our subsidiaries incur additional indebtedness, the related risks that we now face could intensify.

Our indebtedness may limit our ability to adjust to changing market conditions, place us at a competitive disadvantage compared to our competitors that have less debt and adversely affect our business, financial condition and results of operations.

Restrictive covenants may adversely affect our operations.

The Credit Agreement governing the Term Loan and the Revolver contains covenants that may adversely affect our ability to, among other things, finance future operations or capital needs or engage in other business activities. Further, the Credit Agreement contains negative covenants limiting our ability and the ability of our subsidiaries, among other things, to incur debt, grant liens, make acquisitions, make certain restricted payments, make investments, sell assets and enter into sale and lease back transactions. Any additional debt we may incur in the future may subject us to further covenants. As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to finance future operations or capital needs or engage in other business activities.

Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

Our ability to comply with covenants contained in the Credit Agreement governing the Term Loan and Revolver and any agreements governing other indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with the covenants contained in any of the debt agreements described above, for any reason, could result in a default under such debt agreements. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under the Credit Agreement and our other debt instruments that contain cross-acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. Upon a default or cross-default, the collateral agent, at the direction of the lenders under the Credit Agreement could proceed against the collateral, which includes substantially all of our assets.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Under our Credit Agreement, our Term Loan and Revolver bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same, and our operating results would decrease. Interest on the Term Loan is based on LIBOR or the Alternate Base Rate (higher of Prime Rate and Federal Funds Effective Rate plus 0.50%). An increase in the interest rate payable on the Term Loan could have an adverse effect on our financial position, financial results and cash flows, and our ability to make payments on the Term Loan, particularly if the increase is substantial.

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

Over the last few years, we have seen year-over-year declines in the volume of handheld computer devices while demand for smartphone devices has increased. Although we are the leading provider of handheld computer products, we have shifted our investment to smartphone products in response to forecasted market demand trends. We expect that the rate of declines in the volume of handheld computer device units will continue. We cannot assure you that the growth of smartphone devices will offset any decline in handheld computer device sales. Nor can we assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

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

Our products contain software and hardware, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software and hardware are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphones. Some components, such as liquid crystal displays and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete in the mobile computing device market. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our products will be harmed. Shortages may affect the timing and volume of production for some of our products as well as increase our costs due to premium prices paid for those components and longer-term commitments to ensure availability of those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

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

We provide a choice of operating systems for our mobile computing products to provide a differentiated experience for our users. Our smartphones feature either the Palm OS or Windows Mobile OS.

Our licenses to the Palm OS and Windows Mobile OS are subject to the terms of the agreements we have with ACCESS Systems Americas and Microsoft, respectively. Our business could be harmed if we were to breach the license agreements and cause our licensors to terminate our licenses.

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

We cannot assure you that the operating systems we license or our efforts to innovate using those operating systems will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If the use of the Palm OS, the Windows Mobile OS or proprietary operating systems incorporating open technologies in our current or future mobile computing devices does not continue to be competitive, our revenues and results of operations could be adversely affected.

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

Palm filed an appeal of the ruling by the ITC with the Court of Appeals for the Federal Circuit, or CAFC. Palm requests the CAFC overturn the ITC Order as it relates to Palm products because Palm was not a party to the underlying ITC action and asked the CAFC to stay implementation of the Order. The CAFC granted Palm’s stay request until completion of the appeal.

Should Palm lose the appeal or were the stay lifted, our ability to import and sell certain models of our smartphone products containing the affected Qualcomm chips, chipsets, and software can be affected by several factors, including the scope of the exclusion on the import ban (for example, whether a particular model of a smartphone previously sold by us to a carrier before June 7, 2007 will be treated as a “new” model when it is launched with a different carrier after June 7, 2007) and the effectiveness of the workaround that Qualcomm has announced to avoid infringement of the Broadcom patent (for example, the workaround may require additional testing, certification and approval before it can be used for our smartphone products sold to carriers).

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

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity, the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

As part of our business strategy, we target customers and relationships with suppliers and original design manufacturers, or ODMs, in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address to the same extent as the United States misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which we do business may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

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

Our investments are subject to risks which may cause losses.

We can and have historically invested our cash balances in, among other things, securities issued and fully guaranteed by the United States or any state, securities issued by foreign governments, highly rated commercial paper and auction rate securities, money market funds meeting certain criteria, and demand deposits. As a result of current negative conditions in the global credit markets, some of our investments have recently failed to settle on their respective settlement dates. In addition, the investment underlying one of our auction rate securities investments was downgraded during the second quarter of fiscal year 2008. While all of the auction rate securities are investment grade quality and are in compliance with our investment policy as of the end of the period, and we believe these investments still approximate their par value, such risks, including the continued failure of future auctions for the auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition.

Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for Palm to 50% or more.

As a result of the recapitalization transaction with Elevation Partners, we experienced a change in our ownership of approximately 27%. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.

We may need or find it advisable to seek additional funding which may not be available or which may result in substantial dilution of the value of our common stock.

We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated operating cash requirements and debt service or repayment requirements for at least the next 12 months. We could be required to seek additional funding if our expectations are not met.

Even if our expectations are met, we may find it advisable to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our common stock and cause the market price to fall and the issuance of additional debt could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We are a highly leveraged company. In addition, we are permitted under the indenture to incur additional indebtedness.

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

While we sell our products worldwide, we have limited experience with sales and marketing in some countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

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

Risks Related to the Securities Markets and Ownership of Our Common and Preferred Stock

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

Elevation Partners may exercise significant influence over Palm.

The Series B Preferred Stock owned by Elevation Partners and its affiliates is convertible into approximately 27% of our outstanding common stock on an as-converted basis and votes on an as-converted basis with our common stock on all matters other than the election of directors.

Subject to certain exceptions, Elevation Partners will be permitted under the terms of a stockholders’ agreement between Palm and Elevation Partners, or the Stockholders’ Agreement, to maintain its ownership interest in Palm in subsequent offerings. As a result, Elevation Partners may have the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. The terms of the Series B Preferred Stock and the Stockholders’ Agreement (other than the election of directors) provide that Elevation Partners will designate a percentage of Palm’s board of directors proportional to Elevation Partners’ ownership position in Palm. Elevation Partners may have interests that diverge from, or even conflict with, those of Palm or its stockholders.

Certain elements of our relationship with Elevation Partners and our executive officers may discourage other parties from trying to acquire Palm.

The ownership position and governance rights of Elevation Partners could discourage a third party from proposing a change of control or other strategic transaction concerning Palm. Also, employment arrangements with our executive officers provide for termination benefits, including acceleration of the vesting of certain equity awards if they terminate their employment for good reason following a change of control or within three months prior to a change of control of Palm. Further, in connection with certain change of control transactions in which Elevation Partners maintains a beneficial ownership percentage of at least 7.5% of the surviving entity, they are entitled to retain a seat on the board of directors of the surviving entity. As a result of these factors, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Elevation Partners’ ownership interest.

We may not have the ability to finance the mandatory repurchase offer pursuant to the terms of the Series B Preferred Stock.

In connection with certain change of control transactions, we will be required to make an offer to repurchase up to all of the then outstanding shares of Series B Preferred Stock, at the option and election of the holders thereof. We will have the option to pay the repurchase price in cash or, subject to certain conditions, publicly traded shares of the acquiring entity in the change of control transaction. The cash repurchase price per share is 101% of the liquidation preference. The repurchase price per share, if paid in publicly traded shares of the acquiring entity, is 105% of the liquidation preference. Our failure to pay the repurchase price in respect of all tendered shares for any reason, including the absence of funds legally available for such payment, would require us to pay conditional dividends, which represent a cash dividend at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus four percent, on each share of Series B Preferred Stock. Conditional dividends will accrue and cumulate until the date on which we pay the entire repurchase price, and will be payable quarterly. For so long as conditional dividends are accruing, neither we nor any of our subsidiaries may declare or pay any dividends on our common stock, or repurchase or redeem any shares of our common stock. This may adversely affect the rights of our existing stockholders and the market price of our common stock. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent acquisition of us, which could decrease the value of shares of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors and limitations on actions by our stockholders by written consent. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock (including Series B Preferred Stock outstanding on an as converted basis). In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended November 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
September 1, 2007—September 30, 2007	—	$—	—	—	$219,037,247
October 1, 2007—October 31, 2007 (1)	1,169	15.95	—	—	$219,037,247
November 1, 2007—November 30, 2007	—	—	—	—	$219,037,247

	1,169	$15.95	—

(1)	During the three months ended November 30, 2007, the Company repurchased 1,169 shares of common stock at an average price of $15.95. These shares repurchased represent shares of Palm common stock that employees deliver back to the Company to satisfy tax-withholding obligations upon the vesting of restricted stock or the forfeiture of restricted shares upon the termination of an employee. As of November 30, 2007, a total of approximately 335,000 restricted shares may still be repurchased.

(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended November 30, 2007, no shares were repurchased under the stock buyback program. As of November 30, 2007, $219.0 million remains available for future repurchase.

Item 4.	Submission of Matters to a Vote of Security Holders

At Palm’s annual meeting of stockholders on September 12, 2007, the following proposals were adopted.

Proposal I

To approve the issuance of 325,000 shares of Series B Convertible Preferred Stock to Elevation Partners and/or its permitted assigns in accordance with the terms of the Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among Elevation Partners, L.P., Palm, Inc. and Passport Merger Corporation (the “Purchase Agreement”).

Votes For	Votes Against	Votes Abstained	Non-Votes
75,927,283	735,552	104,163	18,783,634

Proposal II

To adopt the Purchase Agreement pursuant to which Palm will merge with a wholly-owned subsidiary and make a cash distribution of $9.00 per share without interest to Palm’s common stockholders as of the closing of the transaction.

Votes For	Votes Against	Votes Abstained	Non-Votes
76,319,547	380,736	66,715	18,783,634

Proposal III

To adopt an amendment of Palm’s Certificate of Incorporation to provide that so long as Elevation Partners and its affiliates beneficially own 15% or more of the common stock, certain change of control transactions with Elevation Partners or its affiliates will require the approval of a majority of the voting power of Palm’s voting stock not held by Elevation Partners or its affiliates.

Votes For	Votes Against	Votes Abstained	Non-Votes
76,111,827	475,021	180,150	18,783,634

Proposal IV

To approve an amendment to the Handspring 1998 Equity Incentive Plan to allow Palm to maintain the intrinsic value of equity awards granted under the plan prior to the cash distribution.

Votes For	Votes Against	Votes Abstained	Non-Votes
75,329,330	1,094,123	343,545	18,783,634

Proposal V

To approve an amendment to the Handspring 1999 Executive Equity Incentive Plan to allow Palm to maintain the intrinsic value of equity awards granted under the plan prior to the cash distribution.

Votes For	Votes Against	Votes Abstained	Non-Votes
75,243,438	1,172,663	350,897	18,783,634

Proposal VI

To approve an amendment to the Handspring 2000 Equity Incentive Plan to allow Palm to maintain the intrinsic value of equity awards granted under the plan prior to the cash distribution.

Votes For	Votes Against	Votes Abstained	Non-Votes
75,291,397	1,131,108	344,493	18,783,634

Proposal VII

To approve the amendment of the 2001 Stock Option Plan for Non-Employee Directors to allow Palm to maintain the intrinsic value of equity awards granted under the plan prior to the cash distribution and to provide that the lead independent director of Palm shall be entitled to an annual option grant for 5,000 shares, in addition to other option grants to which he or she may be entitled under such plan.

Votes For	Votes Against	Votes Abstained	Non-Votes
75,112,176	1,331,018	323,804	18,783,634

Proposal VIII

To elect two Class II directors to Palm’s board of directors to hold office for a three-year term.

Director	Total Votes for Each Director	Total Votes Withheld from Each Director
Gordon A. Campbell	94,228,395	1,322,237
Donna L. Dubinsky	73,056,200	22,494,432

In addition to the directors elected at the annual meeting, William T. Coleman, Bruce W. Dunlevie, Robert C. Hagerty, Eric A. Benhamou, Edward T. Colligan, and D. Scott Mercer continued to serve as directors of Palm through the close of the recapitalization transaction with Elevation Partners. With the consummation of the recapitalization transaction with Elevation Partners on October 24, 2007, Eric A. Benhamou and Bruce W. Dunlevie resigned from the board of directors and were replaced by Fred D. Anderson and Roger B. McNamee. In addition, Jonathan Rubinstein was elected to the board of directors and to serve as the Chairman of the Board.

Proposal IX

To ratify the appointment of Deloitte & Touche LLP to serve as Palm’s independent public auditors for the fiscal year ending May 30, 2008.

Votes For	Votes Against	Votes Abstained	Non-Votes
94,862,509	417,523	270,600	—

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8- A12G/ A	000-29597	4.4	10/30/07

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28*	Form of Performance Share Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.32	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.33	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.34	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.					X

10.35	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.					X

10.36*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).					X

10.37*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).					X

10.38*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).					X

10.39*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.40*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.41*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.					X

10.42	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Date: January 8, 2008	By:	/s/ ANDREW J. BROWN
Andrew J. Brown Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8- A12G/ A	000-29597	4.4	10/30/07

10.2*	Form of 1999 Stock Plan Agreements.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28*	Form of Performance Share Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.32	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.33	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.34	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.					X

10.35	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.					X

10.36*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).					X

10.37*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).					X

10.38*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).					X

10.39*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.40*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.41*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.					X

10.42	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.