Form 10-Q
period 2008-02-29
PALM INC
filed 2008-04-07
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

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

As of March 28, 2008, 107,204,037 shares of the Registrant’s Common Stock were outstanding.

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

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2008	2007	2008	2007
Revenues	$312,144	$410,529	$1,022,536	$1,159,213
Cost of revenues (*)	218,994	259,183	695,197	737,500

Gross profit	93,150	151,346	327,339	421,713
Operating expenses:
Sales and marketing (*)	53,909	68,949	175,570	185,859
Research and development (*)	48,553	50,619	154,739	133,763
General and administrative (*)	14,414	15,155	48,647	44,421
Amortization of intangible assets	969	340	2,892	1,020
Patent acquisition cost	—	—	5,000	—
Restructuring charges (*)	12,305	—	29,054	—
Gain on sale of land	—	—	(4,446)	—
In-process research and development	—	3,700	—	3,700

Total operating expenses	130,150	138,763	411,456	368,763
Operating income (loss)	(37,000)	12,583	(84,117)	52,950
Impairment of non-current auction rate securities	(25,482)	—	(25,482)	—
Interest (expense)	(8,832)	(304)	(13,022)	(1,699)
Interest income	3,877	5,945	19,560	19,018
Other income (expense), net	(451)	(460)	(896)	(1,176)

Income (loss) before income taxes	(67,888)	17,764	(103,957)	69,093
Income tax provision (benefit)	(13,224)	6,007	(39,604)	28,062

Net income (loss)	(54,664)	11,757	(64,353)	41,031
Accretion of series B redeemable convertible preferred stock	2,357	—	3,137	—

Net income (loss) applicable to common shareholders	$(57,021)	$11,757	$(67,490)	$41,031

Net income (loss) per common share:
Basic	$(0.53)	$0.12	$(0.64)	$0.40

Diluted	$(0.53)	$0.11	$(0.64)	$0.39

Shares used to compute net income (loss) per common share:
Basic	106,707	102,142	105,334	102,607

Diluted	106,707	103,711	105,334	104,327

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$347	$583	$1,409	$1,851
Sales and marketing	1,356	1,423	5,423	4,681
Research and development	2,615	2,004	7,824	6,917
General and administrative	1,868	1,701	10,951	5,412
Restructuring charges	135	—	1,091	—

	$6,321	$5,711	$26,698	$18,861

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$262,696	$128,130
Short-term investments	9,258	418,555
Accounts receivable, net of allowance for doubtful accounts of $2,476 and $3,172, respectively	158,049	204,335
Inventories	40,880	39,168
Deferred income taxes	80,737	135,906
Investment for committed tenant improvements	—	1,331
Prepaids and other	12,891	10,222

Total current assets	564,511	937,647
Restricted investments	8,785	—
Non-current auction rate securities	35,476	—
Land held for sale	—	60,000
Property and equipment, net	38,311	36,634
Goodwill	167,960	167,596
Intangible assets, net	64,465	76,058
Deferred income taxes	317,379	267,348
Other assets	16,529	2,719

Total assets	$1,213,416	$1,548,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,642	$196,155
Income taxes payable	12,177	62,006
Accrued restructuring	10,683	5,406
Provision for committed tenant improvements	—	1,331
Current portion of long-term debt	4,000	—
Other accrued liabilities	224,991	216,125

Total current liabilities	412,493	481,023
Non-current liabilities:
Long-term debt	395,000	—
Non-current tax liabilities	5,960	—
Other non-current liabilities	814	4,568

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized; outstanding: 325 shares and 0 shares, respectively; aggregate liquidation value: $325,000 and $0, respectively	253,292	—

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 107,195 shares and 103,796 shares, respectively	107	104
Additional paid-in capital	652,817	1,492,362
Accumulated deficit	(496,418)	(431,698)
Accumulated other comprehensive income (loss)	(10,649)	1,643

Total stockholders’ equity	145,857	1,062,411

Total liabilities and stockholders’ equity	$1,213,416	$1,548,002

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(64,353)	$41,031
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	14,351	10,008
Stock-based compensation	26,698	18,861
Amortization of intangible assets	13,093	3,820
Amortization of debt issuance costs	1,049	—
In-process research and development	—	3,700
Deferred income taxes	(29,569)	15,613
Realized gain on sale of short-term and equity investments	(388)	(100)
Excess tax benefit related to stock-based compensation	(52)	(3,049)
Realized gain on sale of land	(4,446)	—
Impairment of non-current auction-rate securities	25,482	—
Changes in assets and liabilities:
Accounts receivable	46,286	(9,544)
Inventories	(1,712)	20,505
Prepaids and other	2,381	303
Accounts payable	(35,513)	14,115
Income taxes payable	(11,748)	5,745
Accrued restructuring	8,899	(1,536)
Other accrued liabilities	5,512	5,813

Net cash provided by (used in) operating activities	(4,030)	125,285

Cash flows from investing activities:
Purchase of property and equipment	(19,650)	(19,623)
Proceeds from sale of land	64,446	—
Purchase of brand name intangible	(1,500)	(44,000)
Purchase of short-term investments	(439,801)	(512,248)
Sale of short-term investments	774,465	598,552
Cash paid for business acquisitions	(495)	(19,000)
Purchase of restricted investments	(8,951)	—
Sale of restricted investments	166	—
Principal received from investment in non-current auction rate securities	250	—

Net cash provided by investing activities	368,930	3,681

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	23,903	10,501
Purchase and subsequent retirement of common stock	—	(30,963)
Proceeds from issuance of series B redeemable convertible preferred stock, net	315,190	—
Excess tax benefit related to stock-based compensation	52	3,049
Proceeds from issuance of debt, net	381,107	—
Repayment of debt	(1,817)	(43,044)
Cash distribution to stockholders	(948,769)	—

Net cash used in financing activities	(230,334)	(60,457)

Change in cash and cash equivalents	134,566	68,509
Cash and cash equivalents, beginning of period	128,130	113,461

Cash and cash equivalents, end of period	$262,696	$181,970

Other cash flow information:
Cash paid for income taxes	$2,170	$7,139

Cash paid for interest	$11,604	$1,724

Non-cash investing and financing activities:
Liability for property and equipment acquired	$—	$2,309

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of February 28, 2008, results of operations for the three and nine months ended February 28, 2008 and 2007, and cash flows for the nine months ended February 28, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The results of operations for the nine months ended February 28, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In October 2007, the Company sold 325,000 shares of Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P. in exchange for $325.0 million (see Note 14). On an as-converted basis, these shares represented approximately 27% of the voting shares outstanding of the Company at the close of the transaction. The Company utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt (see Note 13), to finance a $9.00 per share one-time cash distribution of approximately $948.8 million to shareholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Elevation Partners, L.P. has the right to elect two members to Palm’s Board of Directors (see Note 14) and Palm adjusted outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards as described in Palm’s proxy statement for fiscal year 2007 (see Note 4).

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Palm is required to adopt SFAS No. 141(R) for the fiscal year beginning June 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have an impact on the Company’s historical financial position or results of operations at the time of adoption.

3.	Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended February 28, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(54,664)	$11,757	$(64,353)	$41,031
Accretion of series B redeemable convertible preferred stock	2,357	—	3,137	—

Net income (loss) applicable to common shareholders	$(57,021)	$11,757	$(67,490)	$41,031

Denominator:
Shares used to compute basic net income (loss) per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	106,707	102,142	105,334	102,607
Effect of dilutive securities:
Restricted stock awards subject to repurchase	—	13	—	18
Series B redeemable convertible preferred stock	—	—	—	—
Stock options and employee stock purchase plan shares	—	1,546	—	1,697
Restricted stock units	—	10	—	5

Shares used to compute diluted net income (loss) per common share	106,707	103,711	105,334	104,327

Basic net income (loss) per common share	$(0.53)	$0.12	$(0.64)	$0.40

Diluted net income (loss) per common share	$(0.53)	$0.11	$(0.64)	$0.39

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

For the three and nine months ended February 28, 2008, approximately 16,485,000 and 11,504,000 weighted average options to purchase Palm common stock, respectively, and 38,235,000 and 17,941,000 shares of the Series B Preferred Stock (calculated using the “if converted” method), respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. For the three and nine months ended February 28, 2007, approximately 12,366,000 and 11,163,000, respectively, weighted average options to purchase Palm common stock were excluded from the computation of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been antidilutive. During the three months ended February 28, 2007, Palm retired its outstanding convertible debt. For the nine months ended February 28, 2007, approximately 1,084,000 shares of convertible debt were excluded from the computation of diluted net income per share because the effect would have been antidilutive.

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

Palm estimates the expected term of options granted based on historical time from vesting until exercise and the expected term of employee stock purchase plan shares using the average life of the purchase periods under each offering. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of the Company’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and the Company’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in the Company’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

There was an employee stock purchase plan offering period in October 2007 with the following assumptions: risk-free interest rate of 3.8%, volatility of 46%, option term of 1.3 years, diluted yield of 0.0% and weighted average fair value at date of grant of $3.83 per share. There were no other offerings during fiscal year 2008. There was an employee stock purchase plan offering period in October 2006 with the following assumptions: risk-free interest rate of 4.8%, volatility of 44%, option term of 1.3 years, diluted yield of 0.0% and weighted average fair value at date of grant of $3.75 per share. There were no other offerings during the nine months ended February 28, 2007. The key assumptions used in the valuation model for option awards during the three and nine months ended February 28, 2008 and 2007 are provided below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2008	2007	2008	2007
Assumptions applicable to stock options:
Risk-free interest rate	2.6%	4.7%	3.7%	4.7%
Volatility	36%	41%	36%	42%
Option term (in years)	3.1	3.5	3.2	3.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$1.66	$5.04	$2.64	$5.15

In September 2007, Palm shareholders approved amendments to the Handspring and Board of Director stock option plans to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. In accordance with SFAS No. 123(R), the Company performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted average assumptions, using the Trinomial Lattice simulation model, included volatility and risk free rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007, adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, the Company determined that approximately 180 awards had approximately $8.2 million of incremental fair value. Of this amount, during the three and nine months ended February 28, 2008, approximately $0.1 million and $7.9 million, respectively, was recorded as stock-based compensation expense related to the modification of options that had already vested. The remaining approximately $0.3 million will be amortized relative to the vesting period of the affected stock options, which is expected to be the next 2.5 years.

Upon the closing of the Recapitalization Transaction, all outstanding options and performance share awards, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007 in accordance with provisions outlined in Palm’s proxy statement for fiscal year 2007. As a result, on October 24, 2007, outstanding options and restricted stock units, or RSUs, to purchase approximately 12.9 million and 0.2 million shares of Palm common stock, respectively, were adjusted into options and RSUs to purchase approximately 14.7 million and 0.6 million shares of Palm common stock, respectively. The fair value of the modified awards was calculated using a Trinomial Lattice simulation model as described above, and compared to the fair value of the options outstanding just prior to the transaction. The weighted average assumptions, using the Trinomial Lattice simulation model, included volatility and risk free rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on October 24, 2007, adjusted for the $9.00 per share distribution, or $10.18, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, the Company determined that approximately 60 awards had incremental fair value of less than $0.1 million which will be amortized relative to the vesting period of the affected stock options, which is expected to be recognized over the next six months.

During the second quarter of fiscal year 2008, the Company granted approximately 1.0 million stock options, 0.7 million RSUs and 0.2 million restricted stock awards with vesting based on market conditions, or performance of the Company’s stock price. The Geometric Brownian Motion simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The use of the Geometric Brownian Motion simulation model requires a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and inputs such as the stock and strike prices. For the awards granted during the second quarter of fiscal year 2008, Palm used the following key assumptions and inputs: volatility of 37%, risk-free interest rate of 4.1%, dividend yield of 0.0% and stock and strike prices of $8.91, the closing stock price on the date of grant. The weighted average fair value of the stock options was $2.62 per share, of the RSUs was $5.71 per share and of the restricted stock awards was $7.00 per share.

Palm uses straight-line attribution as its expensing method of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Income Tax Benefits Recorded in Stockholders’ Equity

The income tax benefits recorded in stockholders’ equity were reduced by $4.4 million and $2.4 million for the three and nine months ended February 28, 2008, respectively, due to income tax deficiencies realized from stock option exercises and employee stock purchase plan, or ESPP, rights. The income tax benefit realized for the three and nine months ended February 28, 2007 was approximately $1.1 million and approximately $2.5 million, respectively.

In accordance with SFAS No. 123(R), Palm has presented tax benefits for deductions in excess of the compensation cost recognized for those options as financing cash flows.

Stock-Based Options and Awards Activity

A summary of Palm’s stock option program as of February 28, 2008 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of February 28, 2008	17,144	$5.97	6.2	$29,186
Options exercisable as of February 28, 2008	8,756	$4.81	5.8	$22,716

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $6.47 as of February 28, 2008 and $18.30 as of February 28, 2007, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $0.8 million and approximately $14.3 million for the three and nine months ended February 28, 2008, respectively, and approximately $5.1 million and approximately $9.0 million for the three and nine months ended February 28, 2007, respectively.

As of February 28, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was approximately $23.0 million, which is expected to be recognized over the next 3.1 years.

As of February 28, 2008, total unrecognized compensation costs related to non-vested restricted stock awards was approximately $2.6 million, which is expected to be recognized over the next 2.6 years.

A summary of Palm’s restricted stock unit program as of February 28, 2008 is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of February 28, 2008	1,084	$9.69	1.8	$7,011

As of February 28, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was approximately $6.2 million, which is expected to be recognized over the next 1.8 years.

A summary of Palm’s ESPP as of February 28, 2008 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
ESPP shares outstanding/exercisable as of February 28, 2008	1,280	$14.22	1.2	$—

ESPP shares vested and expected to vest as of February 28, 2008	1,195	$13.99	1.2	$—

As of February 28, 2008, total unrecognized compensation costs related to the ESPP was approximately $4.1 million, which is expected to be recognized over the next 1.2 years.

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2008	2007	2008	2007
Net income (loss)	$(54,664)	$11,757	$(64,353)	$41,031
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of taxes	(1,205)	241	(48)	2,691
Unrealized loss on non-current auction rate securities, net of taxes	(39,174)	—	(39,174)	—
Recognized loss on non-current auction rate securities included in earnings, net of taxes	25,482	—	25,482	—
Recognized (gain) loss on short-term and equity investments included in earnings, net of taxes	(33)	10	(388)	(100)
Accumulated translation adjustments	901	154	1,836	138

	$(68,693)	$12,162	$(76,645)	$43,760

6.	Cash and Available-for-Sale and Restricted Investments and Non-Current Auction Rate Securities

The Company’s cash and available-for-sale and restricted investments and non-current auction rate securities are as follows (in thousands):

	February 28, 2008			May 31, 2007
	Adjusted Cost	Net Unrealized (Loss)	Carrying Value	Adjusted Cost	Net Unrealized Gain/(Loss)	Carrying Value
Cash	$77,997	$—	$77,997	$65,279	$—	$65,279
Cash equivalents, money market funds	184,699	—	184,699	62,851	—	62,851

Total cash and cash equivalents	$262,696	$—	$262,696	$128,130	$—	$128,130

Short-term investments:
Corporate notes/bonds	$8,797	$(971)	$7,826	$234,875	$2	$234,877
Federal government obligations	432	—	432	127,211	(531)	126,680
State and local government obligations	—	—	—	47,200	—	47,200
Foreign corporate notes/bonds	1,000	—	1,000	9,805	(7)	9,798

Total short-term investments	$10,229	$(971)	$9,258	$419,091	$(536)	$418,555

Investment for committed tenant improvements, money market funds	$—	$—	$—	$1,331	$—	$1,331

Restricted investments:
Money market	$8,198	$—	$8,198	$—	$—	$—
Certificates of deposit	587	—	587	—	—	—

Total restricted investments	$8,785	$—	$8,785	$—	$—	$—

Non-current auction rate securities, corporate notes/bonds	$49,168	$(13,692)	$35,476	$—	$—	$—

The following table summarizes the cost and carrying value, which approximates fair value, of debt securities classified as short-term investments based on stated maturities as of February 28, 2008 (in thousands):

	Adjusted Cost	Carrying Value
Short-term investments:
Due within one year	$1,702	$1,702
Due within two years	—	—
Due within three years	1,113	973
Due after three years	7,414	6,583

Total short-term investments	$10,229	$9,258

The Company holds a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on certain securities prior to maturity. All of the ARS investments were investment grade quality and were in compliance with the Company’s investment policy at the time of acquisition. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of November 30, 2007 (the end of the second quarter of fiscal year 2008), the Company reclassified the entire ARS investment balance from short-term investments to non-current auction rate securities on its condensed consolidated balance sheet because of the Company’s inability to determine when its investments in ARS would settle. The Company has also modified its current investment strategy and increased its investments in more liquid money market investments.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of February 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of February 28, 2008 the Company determined there was a decline in the fair value of its ARS investments of $39.2 million, of which $13.7 million was deemed temporary and $25.5 million was recognized as a pre-tax other-than-temporary impairment charge.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, the Company classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Palm to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

7.	Inventories

Inventories consist of the following (in thousands):

	February 28, 2008	May 31, 2007
Finished goods	$39,242	$37,736
Work-in-process and raw materials	1,638	1,432

	$40,880	$39,168

8.	Land Held for Sale

In August 2005, the Company entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reclassified the land to land held for sale at that time. The sale closed in June 2007, and during the first quarter of fiscal year 2008 Palm received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

9.	Business Combinations

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. The Company expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate are comprised of $19.0 million in cash, of which $2.5 million was deposited with an escrow agent pursuant to the terms of escrow agreements, and $0.2 million in direct transaction costs. These acquisitions were each accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, or SFAS No. 141.

The Company has performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. The Company acquired $14.6 million of intangible assets, consisting of $13.7 million in core technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of approximately 79 months. Additionally, approximately $3.7 million of the purchase prices represented in-process research and development, or IPR&D, that had not yet reached technological feasibility, had no future alternative use and was charged to operations. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, was approximately $0.9 million and is expected to be fully deductible for tax purposes.

During October 2007, Palm acquired substantially all of the assets of a corporation focused on developing solutions to enhance the performance of web applications. Palm acquired these assets in an all-cash transaction and agreed to the purchase price based on arm’s length negotiations. The Company expects this acquisition to accelerate the development of future products. The purchase price of approximately $0.5 million is comprised of approximately $0.5 million in cash, of which $0.1 million was deposited with an escrow agent pursuant to the terms of the escrow agreement, and less than $0.1 million in direct transaction costs. This acquisition was accounted for as a purchase in accordance with SFAS No. 141. The Company has performed a valuation and determined that the respective fair value of the assets acquired, using a discounted cash flow approach, was de minimus. As a result, goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired, was approximately $0.5 million and is expected to be fully deductible for tax purposes.

The results of operations for these acquisitions have been included in the Company’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2006	$166,538
Acquisition of businesses (see Note 9)	916
Goodwill adjustments	142

Balance, May 31, 2007	$167,596
Acquisition of business (see Note 9)	495
Goodwill adjustments	(131)

Balance, February 28, 2008	$167,960

Goodwill increased during fiscal year 2007 due to the acquisition of the assets of two sole proprietorships resulting in goodwill of approximately $0.9 million and during fiscal year 2008 due to the acquisition of the assets of a corporation resulting in goodwill of approximately $0.5 million. In addition, the Company made other adjustments to goodwill relating to the Handspring acquisition for the recognition of foreign tax loss carryforwards of approximately $0.1 million for the year ended May 31, 2007 and approximately $(0.1) million for the nine months ended February 28, 2008. The Company will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		February 28, 2008
	Weighted Average Amortization Period (Months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(3,804)	$24,896
Palm OS Garnet license	60	44,000	(16,400)	27,600
Acquisition related (see Note 9):
Core technology	83	13,670	(2,049)	11,621
Contracts and customer relationships	12	400	(400)	—
Non-compete covenants	36	520	(172)	348

		$87,290	$(22,825)	$64,465

		May 31, 2007
	Weighted Average Amortization Period (Months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(2,777)	$24,423
Palm OS Garnet license	60	44,000	(6,300)	37,700
Acquisition related (see Note 9):
Core technology	83	13,670	(512)	13,158
Contracts and customer relationships	12	400	(100)	300
Non-compete covenants	36	520	(43)	477

		$85,790	$(9,732)	$76,058

Amortization expense related to intangible assets was approximately $4.0 million and approximately $3.1 million for the three months ended February 28, 2008 and 2007, respectively, and approximately $13.1 million and approximately $3.8 million for the nine months ended February 28, 2008 and 2007, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining three months in fiscal year 2008	$3,417
2009	15,034
2010	9,391
2011	8,565
2012	5,961
2013	3,362
Thereafter	18,735

$64,465

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

In January 2008, Palm signed an agreement with Palm Entertainment, LLC to acquire additional rights for use of the Palm trademark in Palm’s operations. For these rights, Palm paid Palm Entertainment, LLC a total of $1.5 million in the third quarter of fiscal year 2008 and is amortizing the intangible asset over the remaining life of Palm’s existing brand intangible asset, or approximately 17 years.

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

The total amount of unrecognized tax benefits as of February 28, 2008 was $49.4 million. Included in the balance as of February 28, 2008 were approximately $27.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the nine months ended February 28, 2008, the Company recognized previously unrecognized tax benefits of approximately $16.9 million as a result of evaluation of new facts, circumstances and information as of February 28, 2008, including a final settlement with the Internal Revenue Service relating to the examination of the Company’s tax year ended May 31, 2003.

In accordance with Palm’s accounting policies, interest and/or penalties related to uncertain tax positions are recognized in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. These policies did not change as a result of the adoption of FIN No. 48. Upon adoption of FIN No. 48 on June 1, 2007, Palm recognized total accrued interest and penalties of approximately $0.6 million. Approximately $0.2 million of additional interest was recognized for the nine months ended February 28, 2008. No penalties were recognized for the nine months ended February 28, 2008.

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

The effective tax rates for the three and nine months ended February 28, 2008 were approximately (19%) and (38%), respectively. This amount resulted primarily from the recognition of previously unrecognized tax benefits, the computation of an income tax benefit for the United States with pre-tax loss at the applicable tax rate and an increase in the valuation allowance related to non-deductible impairment charges of the Company’s non-current auction rate securities.

13.	Long-Term Debt

In October 2007, Palm entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver.

The Term Loan matures in April 2014, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate and Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of February 28, 2008, the interest rate was 6.63%. The principal is payable at 1% per annum for the first five and a half years in equal quarterly installments, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, the Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of February 28, 2008, the Company has not used the Revolver.

The proceeds received from the Term Loan, net of issuance costs paid or payable, were approximately $381.1 million. Total debt issuance costs of approximately $18.9 million, comprised of underwriting fees, a solvency opinion, credit rating fees and administrative agent fees, have been capitalized and will be amortized to interest expense over the life of the debt. For the three and nine months ended February 28, 2008, debt issuance costs of approximately $0.8 million and $1.0 million, respectively, were amortized to interest expense.

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

The Term Loan and Revolver contain restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders (except the $9.00 per share distribution described in Note 14), and (vii) engage in transactions with affiliates. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of the Company’s present and future assets.

As of February 28, 2008, $399.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

14.	Series B Redeemable Convertible Preferred Stock

On October 24, 2007, Elevation Partners L.P. invested $325.0 million in the Company in exchange for 325,000 shares of Series B Preferred Stock of the Company. The Series B Preferred Stock reflects a discount of approximately $9.8 million, related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. During the three and nine months ended February 28, 2008, the accretion of the Series B Preferred Stock was approximately $2.4 million and approximately $3.1 million, respectively.

The holders of the Series B Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock will be entitled to vote on all matters which the holders of the Company’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date. In addition, holders of a majority of the Series B Preferred Stock are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation Partners and its permitted assigns, on an as-converted basis. As of February 28, 2008, the Series B Preferred Stock was entitled to designate two directors.

Dividends: Subject to certain exceptions for stock dividends and distributions of rights under the Company’s rights plan, the Series B Preferred Stock will entitle its holders to receive, on an as-converted basis, the same type and amount of dividend or distribution to be made to holders of the Company’s common stock. In addition, if Palm fails to respect certain obligations under the certificate of designation for the Series B Preferred Stock, then Palm will be required to pay an additional cash dividend on each share of Series B Preferred Stock at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus four percent.

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

Conversion: As of February 28, 2008, each share of Series B Preferred Stock is convertible into 117.65 shares of the Company’s common stock at the option of the holder, reflecting a conversion price of $8.50 per share. After the third anniversary, or October 24, 2010, Palm may cause all of the Series B Preferred Stock to be converted into the Company’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty day period) is at least 180% of the then applicable conversion price.

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

On October 24, 2007, just prior to the consummation of the transaction, the closing price of Palm’s common stock, adjusted for the $9.00 per share distribution, was $10.18 per share, and the conversion price of the Series B Preferred Stock was $8.50 per share. Because the adjusted closing price of the common stock on October 24, 2007 was greater than the conversion price, $65.0 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series B Preferred Stock, computed as the difference between the adjusted closing price of the Company’s common stock on October 24, 2007 and the conversion price of $8.50 per share multiplied by the number of shares of common stock into which the Series B Preferred Stock was convertible and the $0.8 million issuance costs paid to Elevation Partners. The amount allocated to the beneficial conversion feature and recorded as a discount to the Series B Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over seven years.

Palm has agreed to provide the holders of Series B Preferred Stock piggyback registration rights in certain circumstances.

No dividends were declared or were in arrears on the Series B Preferred Stock as of February 28, 2008. However, the accretion of the discounts on the Series B Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross proceeds	$325,000
Beneficial conversion feature	(65,035)
Issuance costs	(9,784)

Net series B redeemable convertible preferred stock at issuance	250,181
Issuance costs	(26)
Accretion of series B redeemable convertible preferred stock	3,137

Balance, February 28, 2008	$253,292

15.	Commitments

Palm facilities are leased under operating leases that expire at various dates through May 2012.

In May 2005, Palm acquired PalmSource’s 55 percent share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of both February 28, 2008 and May 31, 2007.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphone and handheld computer devices, (2) as a percentage of applicable revenue for the net sales of products using certain software technologies or (3) as a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $38.5 million and $29.4 million as of February 28, 2008 and May 31, 2007, respectively, including estimated royalties of $31.1 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2008 and May 31, 2007, Palm’s commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were approximately $286.6 million and $159.8 million, respectively.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. As of May 31, 2007, Palm had used the revolving credit line with Comerica Bank to support the issuance of letters of credit totaling $9.1 million. During the second quarter of fiscal year 2008, Palm closed this revolving credit line in conjunction with concluding the new Credit Agreement (see Note 13) and cash collateralized the outstanding letters of credit. As of February 28, 2008, Palm had approximately $8.8 million in restricted investments, which are collateral for outstanding letters of credit.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of February 28, 2008 and May 31, 2007 Palm had made payments totaling $1.6 million and $0.8 million, respectively, under the agreement. The remaining amount due under the agreement was $1.6 million and $2.5 million as of February 28, 2008 and May 31, 2007, respectively.

During February and October 2007, Palm acquired the assets of several other businesses. Under the purchase agreements, the Company agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with the Company that will be recognized as compensation expense over the service period of the applicable employees. As of February 28, 2008 and May 31, 2007, Palm had made payments totaling approximately $2.0 million and $0, respectively, under the purchase agreements.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, the Company agreed to pay a minimum of $17.5 million per year through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of February 28, 2008 and May 31, 2007, the Company had made payments totaling $23.5 million and $12.3 million, respectively. The remaining amount due under the agreement was $21.4 million and $22.7 million as of February 28, 2008 and May 31, 2007, respectively.

In October 2007, Palm declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007. Of the shares outstanding on this date, approximately 0.1 million were restricted stock awards that had not yet vested. As a result, Palm recorded a distribution liability of approximately $1.1 million at the end of the second quarter of fiscal year 2008, which will be paid out as the related shares vest, ending in the fourth quarter of fiscal year 2010. As of February 28, 2008, Palm had a remaining liability of approximately $0.9 million. Approximately $0.5 million of this amount is classified in other accrued liabilities in the condensed consolidated balance sheet with the remainder classified within other non-current liabilities.

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

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 35 days or less. Palm does not enter into derivatives for speculative or trading purposes. As of February 28, 2008 and May 31, 2007, Palm’s outstanding notional contract value was approximately $23.9 million and $10.0 million, respectively.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Nine Months Ended February 28,
	2008	2007
Balance, beginning of period	$41,087	$42,909
Payments made	(86,556)	(57,193)
Change in liability for product sold during the period	71,593	59,794
Change in liability for pre-existing warranties	6,970	(4,481)

Balance, end of period	$33,094	$41,029

16.	Restructuring Charges

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. In conjunction with the Handspring acquisition, Palm accrued for restructuring costs in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), Palm accrued for restructuring costs when it made a commitment to a firm exit plan that specifically identified all significant actions to be taken. Restructuring charges relate to the implementation of a series of reorganization actions to streamline the Company’s business structure. Restructuring charges recorded during the three months ended February 28, 2008 of approximately $12.3 million consist of charges of $12.9 million related to restructuring actions taken during the third quarter of fiscal year 2008 and adjustments of approximately $0.6 million related to restructuring actions taken during the first half of fiscal year 2008.

•

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.0 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 110 regular employees, and approximately $5.9 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of our retail stores. This facilities and property and equipment charge includes approximately $1.0 million for lease commitments, payable over approximately two years, for facilities no longer in service and approximately $4.9 million related to property and equipment disposed of or removed from service. The Company took these restructuring actions to better align its cost structure with current revenue expectations.

•

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued projects of approximately $5.9 million. Restructuring charges were a result of the Company’s decision to focus its efforts on developing a single Palm-based software platform and to offer a consistent user experience centered on the new platform.

•

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $9.4 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs and approximately $0.8 million relating to excess facilities and equipment costs for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.4 million. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States and were complete as of February 28, 2008. The Company took these restructuring actions to better align its cost structure with current revenue expectations.

The fourth quarter of fiscal year 2001 restructuring actions related to carrying and development costs for the land on which Palm had previously planned to build its corporate headquarters, facilities costs related to lease commitments for space no longer intended for use, workforce reduction costs across all geographic regions and discontinued project costs. These workforce reductions affected approximately 205 regular employees and were completed during the year ended May 31, 2003. As of February 28, 2008, the balance consists of lease commitments, payable over approximately four years, offset by estimated sublease proceeds of approximately $11.6 million.

The restructuring actions recorded in connection with the Handspring acquisition included workforce reductions, primarily in the United States, of approximately 50 Handspring employees, Handspring facilities not intended for use for Palm operations and therefore considered excess, and other miscellaneous charges incurred as a result of the acquisition which did not benefit Palm in the future. From the date of acquisition through fiscal year 2005, the Company recorded net increases to goodwill reflecting adjustments to the initial estimate of liabilities directly related to the acquisition as a result of greater costs than originally estimated for employee termination benefits, costs to exit certain facilities and other costs associated with the acquisition. As of May 31, 2005, cost reduction actions initiated in connection with the Handspring acquisition were complete except for remaining contractual payments for excess facilities. As of February 28, 2008, the balance consists of lease commitments, payable within the next twelve months, offset by estimated sublease proceeds of less than $0.1 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2008 Action		Q2 2008 Action	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2006	$—	$—	$—	$—	$—	$6,634	$575	$7,209
Cash payments	—	—	—	—	—	(1,542)	(261)	(1,803)

Balance, May 31, 2007	—	—	—	—	—	5,092	314	5,406
Restructuring charges	7,013	5,920	5,928	9,401	792	—	—	29,054
Cash payments	(6,152)	(510)	(3,343)	(8,310)	15	(705)	(179)	(19,184)
Write-offs	—	(3,115)	(313)	(1,091)	(74)	—	—	(4,593)

Balance, February 28, 2008	$861	$2,295	$2,272	$—	$733	$4,387	$135	$10,683

17.	Patent acquisition cost

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

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On January 7, 2008, the Court granted preliminary approval of a settlement of this action. Palm is proceeding with notice to the settlement class members. A hearing to determine final settlement approval is scheduled for May 2008. If approved, the terms of the settlement will result in a resolution not material to Palm’s financial position.

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

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three and nine months ended February 28, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on February 28 and May 31.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: unrecognized compensation cost under our stock plans; forfeitures of our share-based awards; stock price volatility; option exercise behavior under Palm’s stock plans; our objective of being the leader in mobile computing; our intent to lead on design, ease-of-use and functionality and to serve a broad range of customers; revenue and income growth; expansion of the smartphone market and our ability to capitalize on this expansion; future demand for and sales of our products; declines in the handheld market; our product mix and margins; rebates and price protection; revenue and credit concentration with our largest customers; the development and introduction of new products and services; acceptance of our wireless products; competitors and competition in the markets in which Palm operates; cash flow; the sufficiency of Palm’s cash, cash equivalents and short-term investments to satisfy its anticipated cash requirements; the effects of changes in market interest rates; our interest income; investment activities, the value and liquidity of investments and the use of Palm’s financial instruments; unrealized losses or impairment charges related to auction rate securities; financial market conditions; Palm’s ability and intent to hold its auction rate security investments until a recovery of the auction process or until maturity; dividends; the deductibility of goodwill for tax purposes; adjustments of goodwill; the effect of unrecognized tax benefits; realization of, and actions which Palm may implement to realize, the tax benefits associated with Palm’s net operating loss carryforwards; Palm’s defenses to, and the effects and outcomes of, legal proceedings and litigation matters; Palm’s royalty obligations to technology and patent holders; provisions in Palm’s charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan and Palm’s relationship with Elevation Partners; third fiscal quarter of 2008 restructuring actions; expense reductions; Palm’s debt obligations, the related interest expense for future periods and the effect of any non-compliance; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile computing solutions. Our leadership is the result of creating devices that make it easy for end users to manage their lives and communicate with others, to access and share their most important information and to avail themselves to the power of computing wherever they are. We design our devices to appeal to consumer, professional, business and education users around the world. We currently offer Treo and Centro smartphones and handheld computers as well as add-ons and accessories. We distribute these products through a network of wireless carriers, retail and business distributors worldwide and direct to end customers.

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

Revenue—Management reviews many elements to understand our revenue stream. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenues are impacted by unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, timing of carrier certification, end user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, impairment of auction rate securities, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

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

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphone and handheld computer devices, (2) as a percentage of applicable revenue for the net sales of products using certain software technologies or (3) as a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $38.5 million and $29.4 million as of February 28, 2008 and May 31, 2007, respectively, including estimated royalties of $31.1 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of February 28, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

We estimate the expected term of options granted based on historical time from vesting until exercise and the expected term of employee stock purchase plan shares using the average life of the purchase periods under each offering. We estimate the volatility of our common stock based upon the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based upon the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the U.S. Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

In accordance with SFAS No. 123(R), we determined the fair value of modifications made to stock options in September and October 2007 using the Trinomial Lattice simulation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated an early exercise multiple of 1.95, the stock prices on the dates of modification (adjusted for the $9.00 per share distribution) and the strike prices of the affected awards (adjusted for the $9.00 per share distribution).

The Geometric Brownian Motion simulation model was utilized to determine the fair value of stock options, RSUs and restricted stock awards granted with market conditions, or performance of Palm’s stock price, in order to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated the specific terms of the awards to simulate multiple stock price paths over the various vesting periods to determine the average net present value across the simulation trials. The Geometric Brownian Motion simulation model is based on trials simulating the achievement of the market conditions and calculating the net present value of the fair value over all of the trials.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of February 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of February 28, 2008 we determined there was a decline in the fair value of our ARS investments of $39.2 million, of which $13.7 million was deemed temporary and $25.5 million was recognized as a pre-tax other-than-temporary impairment charge.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

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

Our key critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Revenues	$312,144	$410,529	$(98,385)	$1,022,536	$1,159,213	$(136,677)

We derive our revenues from sales of our smartphone and handheld computing devices, add-ons and accessories. Revenues for the three months ended February 28, 2008 decreased approximately 24% from the three months ended February 28, 2007. Smartphone revenue was $275.4 million for the three months ended February 28, 2008 and decreased approximately 22% from $354.1 million for the three months ended February 28, 2007. Handheld revenue was $36.7 million for the three months ended February 28, 2008 and decreased 35% from $56.4 million for the three months ended February 28, 2007. During the three months ended February 28, 2008, net device units shipped were 1,024,000 units at an average selling price of $299. During the three months ended February 28, 2007, net device units shipped were 1,051,000 units at an average selling price of $379. Of the 24% decrease in revenues, approximately 20 percentage points resulted from the decrease in average selling price and approximately 4 percentage points resulted from the decrease in unit shipments and accessories sales. The decrease in our average selling price is a result of a shift in product mix during the quarter towards lower priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products which carry higher average selling prices. This was partially offset by lower rebate redemption rates from end users and a decrease in the provision for product returns primarily attributable to lower product return rates. The decrease in unit shipments is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, partially offset by an increase in smartphone unit shipments.

International revenues were approximately 18% of worldwide revenues in the three months ended February 28, 2008 compared with approximately 23% in the three months ended February 28, 2007.

Of the 24% decrease in worldwide revenues in the three months ended February 28, 2008 as compared to the three months ended February 28, 2007, approximately 15 percentage points resulted from a decrease in United States revenues and 9 percentage points resulted from a decrease in international revenues. Average selling prices for our devices decreased by 23% in the United States and by 16% internationally during the three months ended February 28, 2008 from the three months ended February 28, 2007. The decrease in average selling prices in each region is primarily the result of a shift in product mix during the quarter towards lower priced smartphone products and a reduction in the volume of certain of our smartphone products which carry higher average selling prices. Net device units shipped increased approximately 7% in the United States and decreased 30% internationally from the year-ago period. The increase in net units sold in the United States is primarily a result of the success of new smartphone products, offset by a decline in traditional handheld unit sales. The decrease in net units sold internationally is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, coupled with a decrease in smartphone unit sales.

Revenues for the nine months ended February 28, 2008 decreased approximately 12% from the nine months ended February 28, 2007. Smartphone revenue was $860.0 million for the nine months ended February 28, 2008 and decreased 5% from $905.8 million for the nine months ended February 28, 2007. Handheld revenue was $162.5 million for the nine months ended February 28, 2008 and decreased 36% from $253.4 million for the nine months ended February 28, 2007. During the nine months ended February 28, 2008, net device units shipped were 3,181,000 units at an average selling price of $314. During the nine months ended February 28, 2007, net device units shipped were 3,242,000 units at an average selling price of $346. Of the 12% decrease in revenues, approximately 9 percentage points resulted from the decrease in average selling prices and approximately 3 percentage points resulted from the decrease in unit shipments and accessories sales. The decrease in our average selling price is a result of a shift in product mix during the period towards lower priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products which carry higher average selling prices. This was partially offset by lower rebate redemption rates from end users and a decrease in the provision for product returns primarily attributable to lower product return rates. The decrease in unit shipments is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, partially offset by an increase in smartphone unit shipments.

International revenues were approximately 22% of worldwide revenues in the nine months ended February 28, 2008 compared with approximately 25% in the nine months ended February 28, 2007.

Of the 12% decrease in worldwide revenues for the nine months ended February 28, 2008 as compared to the nine months ended February 28, 2007, approximately 6 percentage points resulted from decreases in both international and United States revenues. Average selling prices for our devices decreased in the United States by 10% and internationally by 8% during the nine months ended February 28, 2008 from the nine months ended February 28, 2007. The decrease in average selling prices in each region is primarily the result of a shift in product mix during the period towards lower priced smartphone products and a reduction in the volume of certain of our smartphone products which carry higher average selling prices. Net device units shipped decreased approximately 16%

internationally offset by an increase of 4% in the United States from the year-ago period. The decrease in net units sold internationally is primarily due to a decline in traditional handheld unit sales, partially offset by an increase in smartphone unit sales. The increase in net units sold in the United States is primarily a result of the success of new smartphone products, offset by a decline in traditional handheld unit sales.

Cost of Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Cost of revenues	$218,994	$259,183	$(40,189)	$695,197	$737,500	$(42,303)
Percentage of revenues	70.2%	63.1%		68.0%	63.6%

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, and manufacturing overhead which includes manufacturing personnel related costs, depreciation, and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 7.1 percentage points to 70.2% for the three months ended February 28, 2008 from 63.1% for the three months ended February 28, 2007. Of the increase in cost of revenues as a percentage of revenues, 4.8 percentage points resulted from an increase in product costs due to a shift in product mix towards lower margin smartphone products. The cost of warranty repairs increased 2.8 percentage points compared to the year ago period primarily due to a higher per unit repair cost, coupled with a shift in mix to smartphone products, which carry a higher per unit repair cost. Additionally, technical service costs, as a percentage of revenues, increased approximately 0.7 percentage points due to higher smartphone unit volumes coupled with higher per unit call costs. Cancellation charges from certain vendors resulted in a 0.6 percentage point increase in cost of revenues due to our lower-than-anticipated purchase volumes of certain components. These increased costs as a percentage of revenues were partially offset by a 1.1 percentage point decrease in OS royalty costs primarily because of a shift in mix towards Palm OS based smartphone products, which carry a lower OS cost per unit than Microsoft OS based smartphone products. Additionally, our scrap and rework costs decreased approximately 1.0 percentage point over the same period last year as a result of fewer open-box returns. We anticipate that through the remainder of fiscal year 2008, our product mix will continue to shift towards lower margin smartphone products.

Cost of revenues as a percentage of revenues increased by 4.4% to 68.0% for the nine months ended February 28, 2008 from 63.6% for the nine months ended February 28, 2007. Of the increase in cost of revenues as a percentage of revenues, 2.6 percentage points resulted from an increase in product costs due to a shift in product mix towards lower margin smartphone products. The cost of warranty repairs increased 2.5 percentage points compared to the year ago period primarily due to a higher per unit repair cost, coupled with a shift in mix to smartphone products which carry a higher per unit repair cost. Additionally, technical service costs, as a percentage of revenues, increased approximately 0.4 percentage points due to higher smartphone unit volumes with higher per unit call costs. Due to increased fuel surcharges and expedited shipments, freight costs resulted in a 0.2 percentage point increase and cancellation charges from certain vendors resulted in a 0.2 percentage point increase in cost of revenues due to our lower-than-anticipated purchase volumes of certain components. These increased costs as a percentage of revenues were partially offset by a 1.3 percentage point decrease in OS royalty costs primarily because of a shift in mix towards Palm OS based smartphone products, which carry a lower OS cost per unit than Microsoft OS based smartphone products. Additionally, our scrap and rework costs decreased approximately 0.4 percentage points over the same period last year as a result of fewer open-box returns.

Sales and Marketing

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Sales and marketing	$53,909	$68,949	$(15,040)	$175,570	$185,859	$(10,289)
Percentage of revenues	17.3%	16.8%		17.2%	16.0%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended February 28, 2008 decreased approximately 22% from the three months ended February 28, 2007. The increase in sales and marketing expenses as a percentage of revenue is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is due to several factors. Employee-related and travel expenses decreased approximately $4.7 million resulting from a decrease in our headcount of approximately 85 employees during the three months ended February 28, 2008 as compared to the year ago period. Additionally, advertising expense decreased $4.0 million which was primarily the result of a less robust Palm branding campaign in the three months ended February 28, 2008 as compared to the year ago period. Expenses related to trade shows decreased approximately $2.6 million over the prior year due to our efforts to streamline and focus our marketing campaigns and our participation in fewer events during the three months ended February 28, 2008. We experienced a decrease in our marketing development expenses with our carrier customers of approximately $2.0 million as a result of lower overall carrier revenue compared to the same period last year. Consulting expenses, including outsourced operations of our retail stores, decreased approximately $1.7 million as a result of the closure of our retail stores during the three months ended February 28, 2008.

Sales and marketing expenses for the nine months ended February 28, 2008 decreased approximately 6% from the nine months ended February 28, 2007. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is due to several factors. Employee-related and travel expenses decreased approximately $5.2 million resulting from a decrease in our average headcount for the nine months ended February 28, 2008 as compared to the year ago period. Expenses related to trade shows decreased approximately $2.6 million over the prior year due to our efforts to streamline and focus our marketing campaigns and our participation in fewer events during the nine months ended February 28, 2008. We experienced a decrease of approximately $2.6 million in direct marketing expenses as a result of providing fewer units to our carrier partners for demonstration purposes during the nine months ended February 28, 2008 as compared to the year ago period. We experienced a decrease in our marketing development expenses with our carrier customers of approximately $1.3 million as a result of lower overall carrier revenue compared to the same period last year. Consulting expenses, including outsourced operations of our retail stores, decreased approximately $0.9 million as a result of the closure of our retail stores during the three months ended February 28, 2008, partially offset by increased outsourcing to help with our product launches. Project materials costs decreased approximately $0.8 million for the nine months ended February 28, 2008 as compared to the same period last year primarily as a result of fewer promotional units utilized to support our product launches. These decreases were partially offset by an increase in allocated costs of approximately $2.3 million as a result of higher information technology and facilities costs. We also experienced an increase of $0.7 million in stock-based compensation costs primarily related to a $1.0 million charge taken for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period.

Research and Development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Research and development	$48,553	$50,619	$(2,066)	$154,739	$133,763	$20,976
Percentage of revenues	15.6%	12.3%		15.1%	11.5%

Research and development expenses consist principally of employee-related costs, third party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended February 28, 2008 decreased approximately 4% from the three months ended February 28, 2007. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is due to several factors. Outsourced engineering, data communications, consulting and project material costs decreased approximately $4.8 million over the same period last year due a more streamlined engineering process during the three months ended February 28, 2008 partially driven by our effort to focus on developing a single Palm-based software platform. These decreases were partially offset by an increase in allocated costs of approximately $1.4 million due to higher information technology and facilities costs. Employee-related expenses increased approximately $0.6 million primarily due to the recruiting of engineering personnel and their related employment costs. Stock-based compensation increased approximately $0.6 million during the three months ended February 28, 2008 primarily as a result of a higher average balance of outstanding stock-based awards as compared to the same period last year, partially offset by the result of lower weighted-average fair value assumptions for the period.

Research and development expenses during the nine months ended February 28, 2008 increased approximately 16% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during the nine months ended February 28, 2008 is due to several factors. Outsourced engineering, data communications, consulting and project material costs increased approximately $8.1 million, reflecting increased costs related to product certifications with carriers relative to the same period last year, partially offset by a more streamlined engineering process during the nine months ended February 28, 2008 partially driven by our effort to focus on developing a single Palm-based software platform. An increase in employee-related expenses of approximately $5.5 million is primarily due to an increase in salaries and temporary help as a result of a higher average employee headcount of approximately 20 employees during the current period as well as the recruiting of engineering personnel and their related employment costs, as compared to the year ago period. Allocated costs increased approximately $5.5 million over the comparable period last year as a result of higher information technology and facilities costs. In addition, travel expenses increased by approximately $1.0 million which reflect additional product development related travel to our original design manufacturers in Asia. Stock-based compensation increased approximately $0.9 million as a result of a charge taken for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners, partially offset by the result of lower weighted-average fair value assumptions for the period.

General and Administrative

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
General and administrative	$14,414	$15,155	$(741)	$48,647	$44,421	$4,226
Percentage of revenues	4.6%	3.7%		4.8%	3.8%

General and administrative expenses consist of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended February 28, 2008 decreased approximately 5% from the three months ended February 28, 2007. The increase in general and administrative expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in general and administrative expenses in absolute dollars is due to several factors. Professional and legal expenses decreased by approximately $2.8 million, primarily related to one-time settlement costs during the three months ended February 28, 2007. There was no charge to the provision for doubtful accounts for the three months ended February 28, 2008 compared to a credit of $1.6 million for the three months ended February 28, 2007 which reflected the increased quality of our accounts receivable balance as a result of our increasing smartphone product sales. In addition, higher information technology and facilities costs resulted in an increase of allocated costs of $0.3 million. Stock-based compensation expense increased by approximately $0.2 million for the three months ended February 28, 2008 as compared to the year ago period which reflects a higher average balance of outstanding stock-based awards as compared to the same period last year.

General and administrative expenses during the nine months ended February 28, 2008 increased approximately 10% from the comparable period a year ago. The increase in absolute dollars and as a percentage of revenues for the nine months ended February 28, 2008 is due to several factors. Higher information technology and facilities costs resulted in an increase of allocated costs of $1.1 million. Additionally, an increase in employee-related expenses of approximately $0.8 million was the result of increased recruiting fees for key management positions and increased salaries as a result of increased average headcount as compared to the year-ago period. These increases were partially offset by a decrease in professional and legal expenses of approximately $2.8 million, primarily related to one-time settlement costs during the nine months ended February 28, 2007. We also experienced a decrease in the provision for doubtful accounts of approximately $0.3 million for the nine months ended February 28, 2008 as compared to the year ago period, reflecting the quality of our accounts receivable balances and the decline of outstanding accounts receivable balance as compared to the year-ago period ending balance. Stock-based compensation expense increased by approximately $5.5 million, which is the result of a charge taken for the modification made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners coupled with a higher average balance of outstanding stock-based awards, partially offset by the result of lower weighted-average fair value assumptions for the period.

Amortization of Intangible Assets

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Amortization of intangible assets	$969	$340	$629	$2,892	$1,020	$1,872
Percentage of revenues	0.3%	0.1%		0.3%	0.1%

The increase in amortization of intangible assets in absolute dollars and as a percentage of revenue is due a higher average balance of intangible assets during the three and nine months ended February 28, 2008 as compared to the same periods last year.

Patent acquisition cost

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Patent acquisition cost	$—	$—	$—	$5,000	$—	$5,000
Percentage of revenues	—%	—%		0.5%	—%

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

Restructuring Charges

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Restructuring charges	$12,305	$—	$12,305	$29,054	$—	$29,054
Percentage of revenues	3.9%	—%		2.8%	—%

Restructuring charges relate to the implementation of a series of reorganization actions to streamline our business structure. Restructuring charges recorded during the three months ended February 28, 2008 of approximately $12.3 million consist of approximately $12.9 million related to restructuring actions taken during the third quarter of fiscal year 2008 and adjustments of approximately $0.6 million related to restructuring actions taken during the first half of fiscal year 2008.

•

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.0 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 110 regular employees, and approximately $5.9 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of our retail stores. This facilities and property and equipment charge includes approximately $1.0 million for lease commitments, payable over approximately two years, for facilities no longer in service and approximately $4.9 million related to property and equipment disposed of or removed from service. We took these restructuring actions to better align our cost structure with current revenue expectations.

Our third quarter of fiscal year 2008 restructuring actions are expected to be substantially completed within the next twelve months. When complete, these actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flow in future years. As of February 28, 2008, cash payments totaling approximately $6.2 million related to workforce reductions and $0.5 million related to facilities and property and equipment had been made related to these actions.

•

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued projects of approximately $5.9 million, of which adjustments of approximately $0.1 million were recorded during the three months ended February 28, 2008. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm-based software platform and to offer a consistent user experience centered on the new platform. Actions related to this restructuring plan are expected to be substantially completed by the second quarter of fiscal year 2009. We are unable to determine the expected annual savings or impact on cash flow related to the restructuring actions of the second quarter of fiscal year 2008. As of February 28, 2008, cash payments of approximately $3.3 million have been made related to these actions.

•

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $9.4 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs and approximately $0.8 million relating to property and equipment disposed of or removed from service. Of these restructuring charges, adjustments of approximately $0.5 million related to workforce reductions, including severance, benefits and related costs, were recorded during the three months ended February 28, 2008. The excess facilities and equipment costs were recognized for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.4 million. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States. We took these restructuring actions to better align our cost structure with current revenue expectations.

Our first quarter of fiscal year 2008 restructuring actions are complete except for remaining contractual payments for excess facilities. Beginning with the fourth quarter of fiscal year 2008, these actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flow in future years. As of February 28, 2008, cash payments totaling approximately $8.3 million related to workforce reductions had been made related to these actions.

Gain on Sale of Land

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Gain on sale of land	$—	$—	$—	$(4,446)	$—	$(4,446)
Percentage of revenues	—%	—%		(0.4)%	—%

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

In-Process Research and Development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2006
	(dollars in thousands)
In-process research and development	$—	$3,700	$(3,700)	$—	$3,700	$(3,700)
Percentage of revenues	—%	0.9%		—%	0.3%

In-process research and development for the three and nine months ended February 28, 2007 in absolute dollars was the result of the acquisitions of assets completed during the third quarter of fiscal year 2007 which represented purchased in-process research and development that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Impairment of Non-Current Auction-Rate Securities

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Impairment of non-current auction rate securities	$(25,482)	$—	$(25,482)	$(25,482)	$—	$(25,482)
Percentage of revenues	(8.2)%	—%		(2.5)%	—%

Impairment of non-current auction rate securities for the three and nine months ended February 28, 2008 reflects an impairment charge of $25.5 million recognized on our non-current auction rate securities which was not reported in our earnings release dated March 20, 2008. We have used a discounted cash flow model to determine the estimated fair value of our investments in ARS as of February 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of February 28, 2008 we determined there was a decline in the fair value of our ARS investments of $39.2 million, of which $13.7 million was deemed temporary and $25.5 million was recognized as a pre-tax other-than-temporary impairment charge.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Interest (expense)	$(8,832)	$(304)	$8,528	$(13,022)	$(1,699)	$11,323
Percentage of revenues	(2.8)%	(0.1)%		(1.3)%	(0.1)%

Interest expense during the three and nine months ended February 28, 2008 increased as a result of the higher outstanding debt balance as compared to the year ago period. Following the closing of the recapitalization transaction with Elevation Partners during the second quarter of fiscal year 2008, we increased our outstanding debt balance by $400.0 million.

Interest Income

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Interest income	$3,877	$5,945	$(2,068)	$19,560	$19,018	$542
Percentage of revenues	1.2%	1.4%		1.9%	1.6%

For the three months ended February 28, 2008, the overall decrease in interest income, both in absolute dollars and as a percentage of revenues, is due to lower average cash, cash equivalents and short-term investment balances and less favorable interest rates as compared to the same period last year. For the nine months ended February 28, 2008, the overall increase in interest income, both in absolute dollars and as a percentage of revenue, is due to higher average cash and cash equivalents balances and more favorable interest rates and investment returns for the first nine months of fiscal year 2008 as compared to the same period last year, partially offset by a lower average short-term investments balance for the first nine months of fiscal year 2008 as compared to the year ago period.

Other Income (Expense), Net

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Other income (expense), net	$(451)	$(460)	$(9)	$(896)	$(1,176)	$(280)
Percentage of revenues	(0.1)%	(0.1)%		(0.1)%	(0.1)%

Other income (expense) for the three and nine months ended February 28, 2008 consisted of bank and other miscellaneous charges and net gains on sales of cash investments. The changes for the three and nine months ended February 28, 2008 compared to the year ago periods are not significant.

Income Tax Provision (Benefit)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Income tax provision (benefit)	$(13,224)	$6,007	$(19,231)	$(39,604)	$28,062	$(67,666)
Percentage of revenues	(4.2)%	1.5%		(3.9)%	2.4%

For the three and nine months ended February 28, 2008, Palm’s income tax benefit was $13.2 million and $39.6 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rates for the three and nine months ended February 28, 2008 were (19%) and (38%), respectively. The income tax benefit for the three months ended February 28, 2008 reflected the increase in our valuation allowance of approximately $10.0 million related to non-deductible impairment charges of our non-current auction rate securities. The income tax benefit for the nine months ended February 28, 2008 reflected the recognition of previously unrecognized tax benefits of approximately $16.9 million, which is primarily the result of evaluation of new facts, circumstances and information as of February 28, 2008, partially offset by the increase in our valuation allowance of approximately $11.1 million.

Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated results, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

For the three and nine months ended February 28, 2007, Palm’s income tax expense was $6.0 million and $28.1 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rates for the three and nine months ended February 28, 2007 were 34% and 41%, respectively. The provision for income taxes for the three and nine months ended February 28, 2007 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

Liquidity and Capital Resources

Cash and cash equivalents as of February 28, 2008 were $262.7 million, compared to $128.1 million as of May 31, 2007, an increase of $134.6 million. We experienced a net $4.0 million decrease in cash flow from operations resulting from our net loss of $64.4 million, which was partially offset by non-cash charges of $46.3 million and changes in assets and liabilities of $14.1 million. In addition, our cash increased due to net sales of short-term investments of $334.7 million, net proceeds from the sale of land of $64.4 million, proceeds received from the sale of restricted investments and non-current auction rate securities totaling $0.4 million and $24.0 million from stock-related activity as a result of the exercise of stock options and other equity awards. These increases were partially offset by purchases of property and equipment of $19.6 million, the purchase of restricted investments of $9.0 million, payments for the acquisition of a business of $0.5 million, payments for the acquisition of intangible brand assets of $1.5 million and debt repayments of $1.8 million. Also, during fiscal year 2008 we completed the recapitalization transaction with Elevation Partners which resulted in net cash outflows of approximately $252.5 million due to a $948.8 million one-time cash distribution partially funded by $696.3 million received from incurring new debt and the issuance of preferred stock.

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on certain securities prior to maturity. All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. As of November 30, 2007 (the end of the second quarter of fiscal year 2008), we reclassified the entire ARS investment balance from short-term investments to non-current auction rate securities on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of February 28, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of February 28, 2008 we determined there was a decline in the fair value of our ARS investments of $39.2 million, of which $13.7 million was deemed temporary and $25.5 million was recognized as a pre-tax other-than-temporary impairment charge.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. We have decided to modify our current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We anticipate our balances of cash, cash equivalents, and short-term investments of $272.0 million as of February 28, 2008 will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies.

Net accounts receivable was $158.0 million as of February 28, 2008, a decrease of $46.3 million, or 23%, from $204.3 million as of May 31, 2007. Days sales outstanding, or DSO, of receivables was 46 days as of both February 28, 2008 and May 31, 2007. We ended the third quarter of fiscal year 2008 with a cash conversion cycle of -4 days compared to -5 days at fiscal year end 2007. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a quarterly metric on which we have focused as we manage our assets. The cash conversion cycle results from the calculation of DSO added to days of supply in inventories, or DSI, reduced by days payable outstanding, or DPO.

Palm facilities are leased under operating leases that expire at various dates through May 2012.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company, or PTHC, and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The remaining amount due to PalmSource under this agreement was $7.5 million as of both February 28, 2008 and May 31, 2007.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphone and handheld computer devices, (2) as a percentage of applicable revenue for the net sales of products using certain software technologies or (3) as a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $38.5 million and $29.4 million as of February 28, 2008 and May 31, 2007, respectively, including estimated royalties of $31.1 million and $23.1 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of February 28, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2008 and May 31, 2007, our commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were approximately $286.6 million and $159.8 million, respectively.

In October 2005, we entered into a three-year, $30.0 million revolving credit line with Comerica Bank. As of May 31, 2007, we had used the revolving credit line with Comerica Bank to support the issuance of letters of credit totaling $9.1 million. During the second quarter of fiscal year 2008, we closed this revolving credit line in conjunction with concluding the new credit agreement between JPMorgan Chase Bank N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, and cash collateralized the outstanding letters of credit. As of February 28, 2008, we had approximately $8.8 million in restricted investments, which are collateral for outstanding letters of credit.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of February 28, 2008 and May 31, 2007, we had made payments totaling $1.6 million and $0.8 million, respectively, under the agreement. The remaining amount due under the agreement was $1.6 million and $2.5 million as of February 28, 2008 and May 31, 2007, respectively.

During February and October 2007, we acquired the assets of several other businesses. Under the purchase agreements, we agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with the Company that will be recognized as compensation expense over the service period of the applicable employees. As of February 28, 2008 and May 31, 2007, we had made payments totaling approximately $2.0 million and $0, respectively, under the purchase agreements.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $17.5 million per year through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of February 28, 2008 and May 31, 2007, we had made payments totaling $23.5 million and $12.3 million, respectively. The remaining amount due under the agreement was $21.4 million and $22.7 million as of February 28, 2008 and May 31, 2007, respectively.

In October 2007, we entered into a Credit Agreement to obtain a 6.5 year $400.0 million term loan, or Term Loan, and a five-year $30.0 million revolving credit facility, or Revolver. Borrowings under the Credit Agreement bear interest at our election at 1-, 2-, 3-, or 6 month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate and Federal Funds Rate plus 0.50%) plus 2.5%. As of February 28, 2008, the interest rate for the Term Loan was 6.63%. The interest rate may vary based on market rates. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. See Note 13 of the condensed consolidated financial statements for a full description of the restrictions and requirements under the Credit Agreement. As of February 28, 2008, $399.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 35 days or less. We do not enter into derivatives for speculative or trading purposes. As of February 28, 2008 and May 31, 2007, our outstanding notional contract value was approximately $23.9 million and $10.0 million, respectively.

As of February 28, 2008, we had $6.0 million of non-current tax liabilities in our condensed consolidated balance sheet for unrecognized tax positions. The periods in which we will reach cash settlement with the respective tax authorities cannot be reasonably estimated.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007. Of the shares outstanding on this date, approximately 0.1 million were restricted stock awards that had not yet vested. As a result, we recorded a distribution liability of approximately $1.1 million at the end of the second quarter of fiscal year 2008, which will be paid out as the related shares vest, ending in the fourth quarter of fiscal year 2010. As of February 28, 2008, we had a remaining liability of approximately $0.9 million. Approximately $0.5 million of this amount is classified in other accrued liabilities in the condensed consolidated balance sheet with the remainder classified within other non-current liabilities.

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

Effects of Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of approximately $262.7 million as of February 28, 2008 are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2008 would cause an immaterial decline in the fair value of our cash equivalents. As of February 28, 2008, we had short-term investments of $9.3 million. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months and of marketable equity securities. These available-for-sale investments include government, domestic and foreign corporate debt securities and marketable equity securities and are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2008 would cause a decline of less than 6%, or $0.5 million, in the fair market value of our short-term investment portfolio. We would expect our net income (loss) or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit default linked notes and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on several securities prior to maturity. As of November 30, 2007 (the end of the second quarter of fiscal year 2008), we reclassified our entire balance from short-term investments to non-current auction rate securities on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments. During the third quarter of fiscal year 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $39.2 million, of which $13.7 million was deemed temporary and $25.5 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2008 would cause an additional decline of approximately 8%, or $2.9 million, in the fair market value of our investments in ARS.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $399.0 million as of February 28, 2008. Pursuant to the terms of the related Credit Agreement, we expect to make interest payments at LIBOR plus a spread. We do not currently use derivatives to manage interest rate risk. As of February 28, 2008, our interest rate applicable to borrowings under the Credit Agreement was approximately 6.63%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of approximately $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Our foreign exchange forward contracts have maturities of 35 days or less. We do not utilize derivative financial instruments for trading purposes. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on February 28, 2008 had a notional contract value in U.S. dollars of approximately $23.9 million which settled within 35 days.

Equity Price Risk

As of February 28, 2008 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the third quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as Asustek, Helio, High Tech Computer, or HTC, LG, Motorola, Nokia, Research in Motion, Samsung and Sony-Ericsson; computing device companies such as Acer, Dell, Fujitsu Siemens Computers, Hewlett-Packard, and Mio Technology; consumer electronics companies such as Apple, Garmin, NEC, Sharp Electronics, Sony and Yakumo; and a variety of early-stage technology companies.

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

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-customers, and there is also competition among Internet-based resellers. We also sell our products to end-customers from our Palm.com web site. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and results of operations.

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

We rely on third parties to manage and operate our e-commerce web store and related telesales call center and disruption to these sales channels could adversely affect our revenues and results of operations.

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

Over the last few years, we have seen year-over-year declines in the volume of handheld computer devices while demand for smartphone devices has generally increased. Although we are the leading provider of handheld computer products, we have shifted our investment to smartphone products in response to forecasted market demand trends. We expect that the rate of declines in the volume of handheld computer device units will continue. We cannot assure you that the growth of smartphone devices will offset any decline in handheld computer device sales, nor can we assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

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

The order issued by the International Trade Commission, or ITC, banning import of future models of 3G mobile broadband handsets containing chips, chipsets and software of Qualcomm Incorporated or other litigation between Qualcomm and Broadcom Corporation could hinder our ability to provide certain models of our smartphone products to our customers and to compete effectively, and could adversely affect our customer relationships, revenues, results of operations and financial condition.

The ITC has issued an order banning the import of future models of 3G mobile broadband handsets containing Qualcomm chips, chipsets and software after ruling that Qualcomm’s cellular chips, chipsets and software infringe on a Broadcom patent relating to power-saving technology. In addition, the ITC also issued a cease-and-desist order that prevents Qualcomm from engaging in certain activities within the United States related to the infringing chips. The banned chips, chipsets and software are used in handheld wireless communications devices that are capable of operating on 3G cellular telephone networks, such as EVDO and wCDMA networks operated by carriers such as AT&T, Sprint and Verizon. An exception to the ban allows the import of handheld wireless communications devices that are of the same model as handheld wireless communications devices that were being imported for sale to the general public on or before June 7, 2007.

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

Qualcomm and Broadcom also continue to be engaged in litigation in at least two U.S. District Courts regarding Qualcomm’s chipsets and software used in wireless handsets and related support services. The outcome of these litigations may result in the non-availability of certain Qualcomm chipsets that we currently use or intend to use in our smartphones and/or related support services. Qualcomm is pursuing workarounds to avoid infringement of Broadcom’s patents but the ultimate success of any such workarounds is uncertain. An adverse outcome in any of these cases without an effective workaround could require modifications to our future smartphone roadmap, thereby delaying product introductions and adversely affect our customer relationships, revenues, results of operations and financial condition.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.

In the course of our business, we frequently receive offers to license or claims of infringement of patents held by other parties. For example, as our focus has shifted to smartphone products, we have received, and expect to continue to receive communications from holders of patents related to mobile communication standards. We evaluate the validity and applicability of these patents and determine in each case whether we must negotiate licenses to incorporate or use implicated technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have direct contractual relationships with some of the component, software and applications providers for our products, and as a result, we may not have indemnification, warranties or other protection with respect to such components, software or applications. Furthermore, intellectual property claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenues, business and results of operations may be adversely affected.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Intellectual property licensing entities generally do not generate products or services. As a result, we cannot deter their infringement claims based on counterclaims that they infringe patents in our portfolio or by entering cross-licensing arrangements. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements or to indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products. These risks associated with patent litigation are exacerbated by the lack of a clear and consistent legal standard for assessing damages in such litigation.

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

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052 with principal distributions occurring on certain securities prior to maturity.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.

Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for Palm to 50% or more.

As a result of the recapitalization transaction with Elevation Partners, we experienced a change in our ownership of approximately 27% as of October 24, 2007. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.

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

As of February 28, 2008, the Series B Preferred Stock owned by Elevation Partners and its affiliates is convertible into approximately 26% of our outstanding common stock on an as-converted basis and votes on an as-converted basis with our common stock on all matters other than the election of directors.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors and limitations on actions by our stockholders by written consent. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock (including Series B Preferred Stock outstanding on an as-converted basis). In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended February 28, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
December 1, 2007—December 31, 2007	—	$—	—	$—	$219,037,247
January 1, 2008—January 31, 2008	—	—	—	—	$219,037,247
February 1, 2008—February 29, 2008	—	—	—	—	$219,037,247

	—	$—	—	$—

(1)	During the three months ended February 28, 2008, the Company did not repurchase any shares of common stock. As of February 28, 2008, a total of approximately 318,000 restricted shares may still be repurchased.

(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended February 28, 2008, no shares were repurchased under the stock buyback program. As of February 28, 2008, $219.0 million remains available for future repurchase.

Item 6.	Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.28*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.32	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.33	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.34	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.35	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.36*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.37*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.38*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.39*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.40*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.41*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.42	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.43*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.					X

10.44*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: April 4, 2008	By:	/S/ ANDREW J. BROWN
Andrew J. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.28*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.32	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.33	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.34	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.35	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.36*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.37*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.38*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.39*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.40*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.41*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.42	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.43*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.					X

10.44*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.