Form 10-K
period 2008-05-30
PALM INC
filed 2008-07-25
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended May 30, 2008

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)  Yes  ☐  No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 30, 2007, as reported by the Nasdaq Global Select Market, was approximately $407,021,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 27, 2008, 108,444,768 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s proxy statement relating to the 2008 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended May 30, 2008, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2008*

*	Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding: mobile products and the mobile product market; our leadership position in mobile products; our market share; our ability to grow our business; our revenue, gross margins, operating income, operating results and profitability; our corporate strategy; developing market-defining products; growth in the smartphone market; capitalizing on industry trends and dynamics; economic trends and market conditions; our platform strategy; increasing the adoption of smartphones; the benefits of advertising; the domestic and international market opportunity available to us; international, political and economic risk; the development and introduction of new products and services; acceptance of our smartphone products; market demand for our products; our ability to differentiate our products, develop products to serve a broad range of customers, attract new customers and drive the upgrade cycle by consumers; our ability to lead on design, ease-of-use and functionality; pricing and average selling prices for our products; the development and timing of our new operating system and related software and the introduction of products based on this new platform; competition and our competitive advantages; our ability to build our brand and consumers’ awareness of our products; the resources that we and our competitors devote to development, promotion and sale of products; our expectations regarding our product lines; our product mix; our ability to broaden and expand our wireless carrier relationships; revenue and credit concentration with our largest customers; our ability to cause application providers to provide applications for our products; royalty obligations; inventory, channel inventory levels and inventory valuation; repair costs; rights of return; rebates and price protection; product warranty accrual and liability; our forecasted product and manufacturing requirements; seasonality in sales of our products; the adequacy of our properties, facilities and operating leases and our ability to secure additional space; our tax strategy; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements; impairment charges in connection with our investments in auction rate securities; the liquidity of, holding periods for and our ability and intent to hold our auction rate securities; the completion of restructuring actions; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; declines in the handheld market and in our handheld business; our use of options, restricted stock and restricted stock units; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation Partners, L.P.; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” on page 13 herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Palm, Treo, Centro, Foleo, Tungsten and Palm OS are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

Part I

Item 1.    Business

Business Summary

Palm, Inc. is a leading provider of mobile products that enhance the lifestyles of individual users and business customers worldwide. Our leadership results from creating thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share the information that matters to them most and manage their daily lives on the go. Palm offers Treo™ and Centro™ smartphones, handheld computers and accessories through a network of wireless carriers, as well as retail and business outlets worldwide.

Corporate Background

We were incorporated in 1992 as Palm Computing, Inc. In 1995, we were acquired by U.S. Robotics Corporation. In 1996, we sold our first handheld computer, quickly establishing a significant position in the handheld computer industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate our business from 3Com’s business to form an independent, publicly-traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system, or OS, business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, we acquired Handspring, Inc., or Handspring, and changed our name to palmOne, Inc., or palmOne.

In connection with our spin-off of PalmSource, Palm Trademark Holding Company, LLC, or PTHC, was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, we acquired PalmSource’s interest in PTHC, including the Palm trademark and brand. In July 2005, we changed our name back to Palm, Inc., or Palm.

In October 2007, we sold shares of Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P. On an as-converted basis, these shares represent approximately 26% of our voting shares as of May 31, 2008. As a result of this transaction, Elevation Partners, L.P. has the right to elect two members to our Board of Directors.

Corporate Strategy

Our objective is to be the leader in mobile lifestyle products for individual users and business customers. To achieve this, we focus on the following strategies:

•

Differentiate our products through innovative software, inspiring industrial design and the seamless integration of hardware, system software, applications and services to deliver a delightful mobile user experience. We have a track record of innovation and creating new product categories. We revolutionized the handheld computing business in 1996 with the launch of the Pilot—the “connected organizer”—that allowed users to synchronize their calendar and contact list with a personal computer. We set the standard in smartphones with our Treo products and have continued to attract new users to the category with our successful Centro products. Customer requirements and user experience drive our product design and development. Our Treo and Centro products combine a powerful phone experience with easy messaging, personal and work email, mobile web browsing, entertainment features and personal information management. We are recognized by our industry and our customers for consistently delivering the easiest-to-use products in our category.

•

Deliver a range of product choices around open platforms. Palm believes in the power of open platforms and the ecosystems that develop around those platforms of software and accessory developers that increase the breadth of solutions for a wide range of customers. Palm created the first successful open mobile development platform and continues today to offer individual users its trademark ease of use and integrated personal information management through the Palm systems software, currently based on the Palm Operating System by Access, or Palm OS. In addition, we partner with Microsoft to deliver a robust Windows Mobile user experience targeted to business customers who want to tie into their existing Microsoft-based systems for use at work and at home.

•

Focus on our core competencies by using a leveraged model to develop, manufacture, distribute and support our products. Palm leverages relationships with world class original design manufacturers, or ODMs, technology and service suppliers and wireless carriers to help design, manufacture, distribute and support our products worldwide. As a result, we are able to focus on our core competency as a technology and software innovator.

•

Build a brand synonymous with a mobile lifestyle. The Palm brand has widespread recognition and identification with mobile products. We build end-user awareness and preference for our products and our brand by focusing on the user experience and delivering products that generate strong customer loyalty. We also strive to enhance our brand through marketing, public relations, customer service and support, as well as community involvement. We believe that developing a strong Palm brand is key to product differentiation and market leadership.

Products and Services

We sell mobile products in two product lines: smartphones and handheld computers. Our product lines provide a wide range of business productivity tools and personal and entertainment applications designed for mobile professionals and business customers as well as entry-level consumers.

Our products currently run on the Palm systems platform or Windows Mobile OS platform. We are currently developing a new OS and related next-generation systems software. We have announced that we expect this new OS and software to be completed in time to ship products based on this platform in the first half of calendar year 2009.

Our products are differentiated in terms of price, design, functionality and software applications that are delivered with the device. All of our products incorporate our hallmark of powerful simplicity, including instant-on one-touch access to the most frequently used applications and non-volatile flash memory that protects stored data even if the charge and power run out. Other features found in some of our products include:

•	wireless communication capabilities, such as Bluetooth and wireless fidelity, or Wi-Fi;

•	support for IS95/CDMA2000/EvDO or GSM/GPRS/EDGE/UMTS/HSDPA network protocols, which enable messaging, email, web browsing, wireless synchronization and telephone communications;

•	multimedia features, allowing users to capture and view photos and video clips, listen to MP3 files and watch movies via audio and video streaming;

•	a slot for stamp-sized expansion cards for storage, content and input/output devices; and

•

productivity software, such as DataViz’s Documents to Go which allows users to create, view and edit Microsoft Office Word and Microsoft Office Excel files and view Microsoft Office PowerPoint Mobile presentations.

Treo and Centro Smartphones

Our Treo and Centro smartphones combine a full-featured mobile phone, wireless data applications, such as email, messaging and web browsing, multimedia features and productivity software in a small, compact, easy-to-use device that simplifies both business and personal life by integrating these applications into a single device. We design Treo and Centro smartphones for individuals who would otherwise carry multiple devices such as a cell phone and laptop. We customize our Treo and Centro smartphones for wireless carrier networks in markets around the world, such as AT&T, Inc., Sprint Corporation and Verizon Wireless in the United States and America Movil, Telstra and Vodafone internationally. We also offer non-customized versions of some of our Treo and Centro smartphone products through other wireless carriers and distributors worldwide. We currently offer the Centro and Treo 755p smartphones on the Palm OS platform and the Treo 700wx, 750, 500 and 800w smartphones powered by Windows Mobile. Each of these smartphones includes data synchronization technology, enabling the device to synchronize with desktop applications such as Microsoft Office Outlook and an infrared port for exchanging information between devices. Organizer software is also standard in our smartphone products, including an address book, date book, clock, to-do list, memo pad and calculator. In addition, most of our smartphones feature wireless modem capabilities, access to email, ability to respond to phone calls using text messaging, a QWERTY/AZERTY keyboard, a touch-screen, built-in viewers and editors allowing users to view and edit Word and Excel files and/or the ability to listen to music and view videos.

Palm OS Platform

The Centro smartphone was introduced in September 2007 and is the fastest selling smartphone in Palm history. The Centro was launched at a lower price point to reach a new end-user demographic, and is the smallest and lightest Palm phone to date. It runs on a version of the Palm OS that takes advantage of EvDO data speeds on broadband wireless networks. The Centro provides a fun, new compact design. The Centro smartphone is available through AT&T, Sprint and Verizon in the United States and a variety of wireless carriers in other countries.

The Treo 755p dual-band smartphone was introduced in December 2007. It runs on a version of the Palm OS that takes advantage of EvDO data speeds on broadband wireless networks. The Treo 755p has high-speed browsing capabilities. The Treo 755p smartphone is available through Sprint and Verizon in the United States and a variety of wireless carriers in other countries.

Windows Mobile OS Platform

The Treo 700wx digital dual-band smartphone was introduced in September 2006. It runs on Windows Mobile 5.0 which we have uniquely customized. It is designed to take advantage of CDMA2000 EvDO data speeds on broadband wireless networks. The Windows Mobile powered Treo 700wx is Direct Push email capable. The Treo 700wx smartphone is available through Sprint and Verizon in the United States and a variety of wireless carriers in other countries.

The Treo 750 quad-band GSM and tri-band UMTS smartphone was introduced in September 2006. It runs on Windows Mobile 6.0. The Treo 750 is Palm’s first UMTS product and is compatible with 3G UMTS/HSDPA networks. The Treo 750 allows mobile access to multiple business and personal email accounts, video and high-speed browsing and contains enhanced technology to support Bluetooth enabled stereo headsets. The Treo 750 smartphone is available through Vodafone in Europe, AT&T in the United States and a variety of wireless carriers in other countries.

The Treo 500 tri-band GSM and UMTS smartphone was introduced in September 2007. It runs on Windows Mobile 5 Standard. The Treo 500 combines multiple forms of communication and multimedia capabilities with high speed 3G UMTS/HSDPA mobile internet access in a compact package. The Treo 500 smartphone is available outside the United States.

The Treo 800w digital dual-band smartphone was introduced in July 2008. It runs on Windows Mobile 6.1. In addition to a touchscreen and Palm’s hardware and software enhancements, this is the first Palm smartphone that has Wi-Fi, runs on EvDO Rev A high speed networks and, depending on the wireless carrier, has either built-in or downloadable GPS. The Treo 800w is available through Sprint in the United States.

Handheld Computers

Palm and Tungsten handheld computers include data synchronization technology (HotSync), enabling the devices to synchronize with desktop applications such as Outlook, and an infrared port for exchanging information between devices. Organizer software is also standard in our handheld computers, including an address book, date book, clock, to-do list, memo pad and calculator. The Palm and Tungsten handheld computers include advanced technologies that provide efficient personal information management and media experiences for entry-level consumers, mobile professionals and serious business users alike. We currently offer the Palm Z22, Tungsten E2 and Palm TX handheld computers.

The Palm Z22’s mix of price, functionality and performance allows us to expand our available market to new users, as indicated by our user registration data. We believe that by making an entry-level product such as the Z22 available, we are driving the early adoption of mobile products by consumers who would not otherwise own such a device. This increases the potential for future upgrade purchases as end users become accustomed to mobile product technology and demand additional functionality.

The Tungsten E2 is intended for cost-conscious professionals who require robust power and performance. The Tungsten E2 provides non-volatile flash memory and allows users to create, edit and view Word and Excel files with DataViz Documents to Go as well as listen to MP3 files and watch video clips.

The Palm TX is designed for professionals and business users who require premium computing power and performance. The Palm TX offers wireless capability using Bluetooth and Wi-Fi and the ability to store, create, edit and view Word and Excel files with DataViz Documents to Go.

Add-ons and Accessories

We offer add-ons and accessories to enhance the end user’s experience, including portable keyboards, memory expansion cards for storage and content, modems, headsets and carrying cases. In addition, we provide the ability to purchase and download software applications through a link on our Palm.com website.

Competition

Competition in the mobile product market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our mobile products are access to sales and distribution channels, price, product quality and time to market. These factors are influenced by styling, usability, functionality, features, OS, brand, marketing, availability of third-party software applications and customer and developer support. Our devices compete with a variety of mobile products, including pen-and keyboard-based devices, mobile phones, converged voice/data devices and mobile and desktop computers.

Our principal competitors include: mobile handset and smartphone manufacturers such as Apple, Asustek, High Tech Computer, or HTC, LG, Motorola, Nokia, Pantech, Research in Motion, or RIM, Samsung and Sony-Ericsson; and computing device companies such as Acer, Hewlett-Packard and Mio Technology. In addition, our products compete for a share of disposable income and business spending on consumer electronic, telecommunications and computing products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Some of our competitors, such as Asustek and HTC, produce smartphones as wireless-carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra mobile personal computers and laptop computers with wide area network or data cards and voice over IP, or VoIP, and Wi-Fi phones with VoIP.

We believe we compete favorably with respect to some or all of the competitive factors affecting the mobile product market, which is reflected by our installed base of mobile product users, market share and brand recognition.

Sales and Marketing

We sell our products to wireless carriers, distributors, retailers and resellers through our sales force. Also, we sell to end users through our web site at www.palm.com.

For our smartphone products, wireless carriers collectively represent our largest sales channel, particularly in the United States. We also sell smartphones through distribution partners, particularly in Asia Pacific, Canada, Europe and Latin America where the distributors may customize our products for each country or region. These wireless carriers and distributors have a strong influence over the visibility and promotion of our products. In the case of smartphones, our end users often choose their phones based on what their chosen wireless carrier offers, and rely on the wireless carrier for wireless access, complementary applications, accessories and services the wireless carrier provides. We have worked to develop strong relationships with a variety of wireless carriers around the world. Some of our wireless carrier relationships include AT&T, Sprint and Verizon in the United States, Vodafone in Europe, America Movil and Movistar in Latin America and Telstra in the Asia Pacific region. We work with wireless carriers in different ways, depending on each wireless carrier’s unique situation and requirements. Some of these relationships include product customization for the wireless carrier’s network, systems integration or joint marketing and sales. Other wireless carriers typically purchase non-customized smartphones either from us directly or from a Palm-approved distributor. In addition, in conjunction with some of our wireless carrier partners we offer end-user and mail-in rebates for our smartphones to improve our competitive position in the marketplace. We have dedicated wireless carrier account teams for our largest wireless carrier customers by region. These teams are responsible for selling our products to those wireless carriers and ensuring certification on their networks. These teams also provide sales, marketing, training and technical support to help those wireless carriers sell Treo and Centro smartphones through their retail and business channels.

We have sales teams dedicated to selling our smartphone products to business customers. These dedicated teams educate and train wireless carrier and distributor business-to-business representatives on the advantages of the Treo and Centro smartphones and also work with business customers directly.

For our handheld computer products in the United States, retailers represent our largest sales channel and include national and regional office supply stores and consumer electronics retailers. Distributors represent our second largest United States sales channel for handheld computers and generally sell to both traditional and Internet retailers and resellers, including enterprise and education resellers. Internationally, we sell our products primarily through distributors who sell to retailers and resellers.

We use our Palm.com webstore as a direct sales channel to sell our products and third-party products, focusing particularly on our customer base. We also offer a wide array of software titles on the Software Connection website which can be accessed from the Palm.com webstore.

We build awareness of our products and brands through select Palm marketing and cooperative marketing with wireless carriers and other distributors. To do so, we employ methods such as advertising, product placements, public relations efforts, in-store promotions and merchandising and retail and online advertising. We engage in direct marketing through mailings, email and promotions to users in our customer database. We also receive feedback from our end users and our channel customers through market research. We use this feedback to refine our product development efforts and to develop strategies for marketing our products.

Customers

In fiscal years 2008, 2007 and 2006, our largest customers represented the following percentages of consolidated revenues, respectively:

•	Sprint Corporation represented 41%, 24% and 14%;

•	Verizon Wireless represented 13%, 18% and 30%; and

•	AT&T, Inc. represented 11%, 14% and 11%.

AT&T Inc., Sprint Corporation and Verizon Wireless are wireless carriers in the United States.

Customer Service and Support

For our smartphone products in the United States, our wireless carrier partners generally handle first line support. For our smartphone products outside the United States, handheld computer products and escalation support, we generally provide customer support through outsourced service providers as well as our internal customer service personnel. In addition, we offer a program in which we assist our customers through the set-up process of certain of our smartphone products. We also offer premium support services for an additional fee to our enterprise customers.

Individual customers have access to a number of self-service tools for general inquiries, technical information and troubleshooting techniques. These include the support pages on the Palm website and the help forum and Internet-based knowledge library that can be accessed through the Palm website. Also, for the first 90 days after purchase, individual customers can obtain agent-assisted help through web chat and telephone support.

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

We either create internally or license from third parties the technologies required to support product development. Our internal staff includes engineers of many disciplines, including software engineers, electrical engineers, mechanical engineers, radio specialists, quality engineers and user interface design specialists. Once a product concept is initiated and approved, we create a multi-disciplinary team to complete the design of the product and transition it into manufacturing. We often utilize original design manufacturers, or ODMs, to design, develop and manufacture our products after we have internally completed product definition. Our hardware is developed and manufactured by a limited number of ODMs.

Although hardware is the most visible aspect of our products, we provide most of the value and differentiation to our products through software development and integration of the software with the hardware. This software development is aimed at enhancing and extending the platform software and at integrating and innovating application software functionality.

All of our devices must receive approval from relevant governmental agencies, such as the Federal Communications Commission in the United States. Our Treo and Centro smartphones are also typically required to pass individual wireless carrier certification requirements before they may be operated on a wireless carrier’s network. In addition, our devices may require certification from various standard-setting bodies around the world. We have established an internal certification team and wireless carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

Most of our internal research and development is based at our headquarters in Sunnyvale, California. We also operate research and development facilities in San Diego, California and Dublin, Ireland.

Our research and development expenses totaled $202.8 million, $191.0 million and $136.2 million in fiscal years 2008, 2007 and 2006, respectively.

Manufacturing and Supply Chain

We outsource the manufacturing of our products to third-party manufacturers. This outsourcing extends from prototyping to volume manufacturing and includes activities such as material procurement, final assembly, test, quality control and shipment to distribution centers. Currently the majority of our products are assembled in China and Taiwan by a limited number of ODMs. We also have entered into an agreement with a third party to manufacture our products in Brazil for distribution in Brazil. Distribution centers are operated on an outsourced basis in Illinois in the United States and in Hong Kong and Ireland internationally. In some cases, our ODMs ship products directly to our wireless carrier customers’ distribution centers.

The components that make up our products are purchased from various vendors, including key suppliers such as Broadcom, LG, Marvel, Qualcomm, Samsung, Sharp and Sony. Some of our components, including radio components, power supply integrated circuits, cameras and certain discrete components, are currently supplied by sole source suppliers.

We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the various countries where our products are sold. Our products are subject to laws and regulations restricting the use of certain materials and which may require us to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful lives.

Backlog

Most wireless carriers purchase our smartphones through negotiated contracts, each of which is unique. Generally, the terms of sale include purchase commitments if a wireless carrier requires smartphones that are customized to its network. Wireless carrier purchase terms vary; however, cancellations are generally limited and may carry penalties. Typically, smaller wireless carriers purchase non-customized product through distributors.

Orders for our handheld computer products are generally placed on an as-needed basis, and products are shipped as soon as possible after receipt of an order, usually within one to four weeks. Handheld computer product orders may be cancelled or rescheduled by the customer without penalty. Consequently, we rarely carry backlog on our handheld computer products.

The backlog of firm orders on our smartphone products was $237.5 million as of May 31, 2008 compared to $184.7 million as of May 31, 2007 and $120.6 million as of May 31, 2006.

Seasonality

We have not seen significant seasonal variations in customer demand for our Treo smartphones. By contrast, since the introduction of the consumer-oriented Centro smartphone in September 2007, we have seen evidence of seasonality with its sales strengthening in the second and fourth quarters of our fiscal year as wireless carriers stock up for the December holiday selling season and the Mother’s Day, Father’s Day and graduation selling seasons, respectively.

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

Intellectual Property

We rely on a combination of know-how, patents, trademarks and copyrights, as well as trade secret laws, confidentiality procedures and contractual restrictions to protect our intellectual property rights. We invest strategically in our intellectual property portfolio in order to support our continued innovation, to be able to deliver compelling products to our customers and to build the overall value of our company and brand.

We continue to work on increasing and protecting our rights in our patent portfolio. We grow our patent portfolio through internal development, as well as acquisitions from time to time. While our patents are important to our business, our business is not materially dependent on any one patent. We file domestic and foreign patent applications to support our technology position and new product development, and we have over 1,200 patent assets (patents and patent applications) worldwide. Patents typically expire 20 years from the filing date subject to adjustments by certain countries’ patent offices. Patents relating to the mobile products industry are being issued and new patent applications are being filed with increasing regularity. As a result, there are many patents and related rights that may affect our products. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as Palm. This trend increases the likelihood that we will be subject to allegations and claims of infringement. We have been named in several patent infringement lawsuits to date, some of which are described in greater detail in Item 3, Legal Proceedings. In addition, as is common in our industry, we obtain indemnification from and agree to indemnify certain third parties for alleged patent infringement.

We own, directly or indirectly, a number of trademarks, including the PALM mark and certain PALM-formative marks as well as the TREO and CENTRO marks. We have registrations or pending applications for registration for such marks in the United States and other jurisdictions. In connection with our acquisition of PalmSource’s interest in PTHC, we provided a four-year transitional license to PalmSource for certain marks containing the word or letter string “palm”, including PALM OS. This license expires in May 2009. We are working to increase and protect our rights in our trademark portfolio, which is important to our value, reputation and branding.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from third parties with specific expertise is an effective means of expanding the features and functionality of our products, allowing us to focus on our core competencies. Our most significant licenses are the Palm OS from ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.) and Windows Mobile from Microsoft. We also license conduit software that allows for synchronization with Outlook, encryption technology, radio technology and a variety of other software technologies.

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

Employees

As of May 31, 2008, we had a total of 1,050 employees, of whom 104 were in supply chain, 524 were in engineering, 260 were in sales and marketing and 162 were in general and administrative roles. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Fiscal Year End

Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2008, 2007 and 2006 each contained 52 weeks.

Product Information

Palm sells products in two product lines: smartphones and handheld computers through May 31, 2008. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2008	2007	2006
Revenues:
Smartphones	$1,125,581	$1,250,040	$1,088,312
Handheld computers	193,110	310,467	490,197

	$1,318,691	$1,560,507	$1,578,509

Financial Information about Segments

Palm operates in one reportable segment which develops, designs and markets mobile products as well as related add-ons and accessories (in thousands):

	Years Ended May 31,
	2008	2007	2006
Revenues	$1,318,691	$1,560,507	$1,578,509
Net income (loss)	(105,419)	56,383	336,170

	May 31,
	2008	2007	2006
Total assets	$1,180,262	$1,548,002	$1,487,522

Financial Information about Geographic Areas

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2008, 2007 and 2006, no single country outside the United States accounted for 10% or more of total revenues (in thousands):

	Years Ended May 31,
	2008	2007	2006
Revenues:
United States	$1,043,161	$1,174,265	$1,203,918
Other	275,530	386,242	374,591

	$1,318,691	$1,560,507	$1,578,509

	May 31,
	2008	2007	2006
Land held for sale, property and equipment, net (in thousands):
United States	$38,638	$95,370	$81,295
Other	998	1,264	1,695

	$39,636	$96,634	$82,990

Available Information

We make available free of charge through our website, www.palm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Palm, Inc., 950 West Maude Avenue, Sunnyvale, California 94085, phone: 1-408-617-7626, email: investor.relations@palm.com. Our Internet website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information that we file or furnish electronically with them at http://www.sec.gov.

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

Our operating results are difficult to forecast. Our future operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock will likely decline. Many factors may cause fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	loss or failure of wireless carriers or other key sales channel partners;

•	quality issues with our products;

•	competition from other smartphones or other devices;

•	changes in consumer, business and wireless carrier preferences for our products and services;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending levels;

•	failure by our third-party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third-party manufacturers or suppliers in a timely manner;

•	seasonality of demand for some of our products;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	excess inventory or insufficient inventory to meet demand;

•	growth, decline, volatility and changing market conditions in the markets we serve;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

Any of the foregoing factors could have an adverse effect on our business, results of operations and financial condition.

If we fail to develop and introduce new products and services successfully and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable quality, prices and terms, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences or are unable to complete the development of products and services in a cost-effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of older product inventories, delivering sufficient supplies of new products to meet customers’ demand, possible product and technology defects and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations and financial condition.

Our products may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, warranty claims and litigation.

Our products are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required in some countries to provide a two-year warranty for certain defects. In addition, certain of our contracts with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the wireless carrier to return or obtain credits for products in inventory or to cancel outstanding purchase orders.

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile-product market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage claims, litigation and recalls and jeopardize our relationship with wireless carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers and warranty claims and litigation which could harm our business, results of operations and financial condition.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share, and our business, results of operations and financial condition would be adversely affected.

The markets for our products are highly competitive, and we expect increased competition in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter these markets or increasingly expand and market their competitive product offerings or both.

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than we compete in certain segments. In addition, many of our competitors have significantly greater engineering, technical, manufacturing, sales, marketing and financial resources and capabilities than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also be in a better position financially or otherwise to acquire and integrate companies and technologies that enhance their competitive positions and limit our competitiveness. In addition, they may devote greater resources to the development, promotion and sale of their products than we do. They may have lower costs and be better able to withstand lower prices in order to gain market share at our expense. They may also be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the smartphone market and gain market share. Finally, these competitors may bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as Apple, Asustek, HTC, LG, Motorola, Nokia, Pantech, RIM, Samsung and Sony-Ericsson; and computing device companies such as Acer, Hewlett-Packard and Mio Technology. In addition, our products compete for a share of disposable income and business spending on consumer electronic, telecommunications and computing products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Some of our competitors, such as Asustek and HTC, produce smartphones as wireless-carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra-mobile personal computers and laptop computers with wide area network or data cards with VoIP, and WiFi phones with VoIP.

Some competitors sell or license server, desktop and/or laptop computing products, software and/or recurring services in addition to mobile products and may choose to market their mobile products at a discounted price or give them away for free with their other products or services, which could negatively affect our ability to compete.

A number of our competitors have longer and closer relationships with the senior management of business customers who decide which products and technologies will be deployed in their business. Many competitors have larger and more established sales forces calling on wireless carriers and business customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in wireless carriers and business customers deciding not to choose our products and services, which would adversely impact our revenues.

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

The success of our business strategy and our smartphone products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships, or maintaining or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our smartphone products. Factors that are largely within the control of wireless carriers, but which are important to the success of our smartphone products, include:

•	testing of our smartphone products on wireless carriers’ networks;

•	quality and coverage area of wireless voice and data services offered by the wireless carriers;

•	the degree to which wireless carriers facilitate the introduction of and actively market, advertise, promote, distribute and resell our smartphone products;

•	the extent to which wireless carriers require specific hardware and software features on our smartphone products to be used on their networks;

•	timely build-out of advanced wireless carrier networks that enhance the user experience for data-centric services through higher speed and “always on” functionality;

•

contractual terms and conditions imposed on us by wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive wireless carriers in some market segments;

•	wireless carriers’ pricing requirements and subsidy programs; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our smartphone products.

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such wireless carriers. While flat data pricing helps customer adoption of the data services offered by wireless carriers and therefore highlights the advantages of the data applications of our smartphone products, such plans may not allow our smartphones to contribute as much average revenue per user to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the wireless carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and results of operations could be adversely affected.

Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Moreover, we do not have agreements with some of the wireless carriers with whom we do business internationally and, in some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the wireless carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our results of operations could be harmed.

Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop smartphone products that meet wireless carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those wireless carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

Wireless carriers, who control most of the distribution and sale of and virtually all of the access for smartphone products, could commoditize smartphones, thereby reducing the average selling prices and margins for our smartphone products which would have a negative impact on our business, results of operations and financial condition. In addition, if wireless carriers move away from subsidizing the purchase of smartphone products, this could significantly reduce the sales or growth rate of sales of smartphone products. This could have an adverse impact on our business, revenues and results of operations.

We could be exposed to significant fluctuations in revenue for our smartphone products based on our strategic relationships with wireless carriers.

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-user demand and inventory levels required by the wireless carriers. As we develop new strategic relationships and launch new products with wireless carriers, our smartphone products-related revenue could be subject to significant fluctuation based on the timing of wireless carrier product launches, wireless carrier inventory requirements, marketing efforts and our ability to forecast and satisfy wireless carrier and end-user demand.

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse effect on our business, results of operations and financial condition.

Our three largest customers in terms of revenue represented 65% of our revenues during fiscal year 2008 compared to 56% during fiscal year 2007 and 55% during fiscal year 2006. We determine our largest customers in terms of revenue to be those who represent 10% or more of our total revenues for the year. We expect this trend of revenue concentration with our largest customers, particularly with wireless carriers, to continue. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operations and financial condition.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 61% of our accounts receivable at the end of fiscal year 2008 compared to 63% at the end of fiscal year 2007 and 66% at the end of fiscal year 2006. We determine our largest customers in terms of outstanding customer accounts to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. We expect this trend of significant credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks and the costs of mitigating those risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

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

We are required to certify our products with governmental and regulatory agencies and with the wireless carriers for use on their networks and to meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on wireless carrier networks and could affect our ability to timely deliver products to customers. As a result, wireless carriers may choose to offer or consumers may choose to buy similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

If we do not correctly forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost-effective quantities of our products or production materials and our revenues, gross profit and financial condition could be adversely impacted.

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, gross profit and financial condition.

We depend on our suppliers, some of which are the sole source and some of which are our competitors, for certain components, software applications and elements of our technology, and our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost-effective basis.

Our products contain software and hardware, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software and hardware are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphones. Some components, such as liquid crystal displays and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete. If suppliers are unable or unwilling to meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our products will be harmed. Shortages may affect the timing and volume of production for some of our products as well as increase our costs due to premium prices paid for those components and longer-term commitments to ensure availability of those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

Our product strategy is substantially dependent on the operating systems that we include in our devices and those operating systems face significant competition and may not be preferred by our wireless carrier partners or end users.

We provide a choice of operating systems for our smartphones to provide a differentiated experience for our users. Our smartphones currently feature either the Palm OS or Windows Mobile OS. In addition, we are developing a new OS that we expect to use in some of our future smartphones.

Our licenses to the Palm OS and Windows Mobile OS are subject to the terms of the agreements we have with ACCESS Systems Americas and Microsoft, respectively. Our business could be harmed if we were to breach the license agreements and cause our licensors to terminate our licenses. Furthermore, although ACCESS Systems and Microsoft offer some level of indemnification for damages arising from lawsuits involving their respective operating systems and from damages relating to intellectual property infringement caused by such operating systems, we could still be adversely affected by a determination adverse to our licensors, product changes that may be advisable or required due to such lawsuits or the failure of our licensors to indemnify us adequately.

There is significant competition from makers of smartphones that differentiate their products in part through alternative OS software. A number of competitors offer alternative Windows Mobile OS products. Google is heading a group that has introduced the Android OS for which our competitors are developing products. The LiMo Foundation is another consortium that is developing a Linux-based mobile operating system. Other competitors have or are developing proprietary operating systems, including Apple’s OS X, Nokia’s Symbian OS, RIM’s OS and various Linux-based operating systems. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments and our existing and potential customers and end users. Moreover, some of our largest customers, including Verizon Wireless (a venture of Verizon Communications and Vodafone Group) and AT&T, have joined the consortiums developing or indicated their support for rival operating systems, including the LiMo Foundation and Android, respectively. Wireless carriers may demonstrate a preference for rival operating systems, thereby giving preference to our competitor’s products and making acceptance of our products more difficult among our key wireless carrier partners. In addition, this could require us to raise the performance and differentiation standards for the operating systems that we offer in order to remain competitive.

We cannot assure you that the operating systems we develop or license or our efforts to innovate using those operating systems will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If the use of the Palm OS, the Windows Mobile OS or proprietary operating systems incorporating open technologies in our current or future products does not continue to be competitive, our revenues and our results of operations could be adversely affected.

Our business is substantially dependent on our ability to develop our new operating system.

We are currently developing a new OS and related next-generation systems software for use in some of our future smartphones. We have announced that we expect this new OS and software to be completed in time to ship products based on this platform in the first half of calendar year 2009. If we are unable to develop the OS or related software on this timeline, or if the new OS and software is not accepted by our wireless carrier customers or end users, the robustness, competitiveness and technological viability of our smartphone product lines and our product roadmap would be adversely impacted. As a result, our reputation, ability to compete, revenues, results of operations and financial condition would also be adversely impacted. In addition, if the third-party developer community does not embrace the new OS and produce applications that will run on our smartphones, it may adversely affect acceptance of our devices by our wireless carrier customers and end users and adversely affect our ability to compete, our revenues and our results of operations.

If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our products, including the Palm OS and Windows Mobile OS. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to us in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and results of operations.

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

The ITC has issued an order banning the import of future models of 3G mobile broadband handsets containing Qualcomm chips, chipsets and software after ruling that Qualcomm’s cellular chips, chipsets and software infringe on a Broadcom patent relating to power-saving technology. In addition, the ITC also issued a cease-and-desist order that prevents Qualcomm from engaging in certain activities within the United States related to the infringing chips. The banned chips, chipsets and software are used in handheld wireless communications devices that are capable of operating on 3G cellular telephone networks, such as EvDO and wCDMA networks operated by wireless carriers such as AT&T, Sprint and Verizon. An exception to the ban allows the import of handheld wireless communications devices that are of the same model as handheld wireless communications devices that were being imported for sale to the general public on or before June 7, 2007.

Palm filed an appeal of the ruling by the ITC with the Court of Appeals for the Federal Circuit, or CAFC. Palm requested the CAFC overturn the ITC Order as it relates to Palm products because Palm was not a party to the underlying ITC action and asked the CAFC to stay implementation of the Order. The CAFC granted Palm’s stay request until completion of the appeal.

Should Palm lose the appeal or were the stay lifted, our ability to import and sell certain models of our smartphone products containing the affected Qualcomm chips, chipsets, and software could be affected by several factors, including the scope of the exclusion on the import ban (for example, whether a particular model of a smartphone previously sold by us to a carrier before June 7, 2007 will be treated as a “new” model when it is launched with a different carrier after June 7, 2007) and the effectiveness of the workaround that Qualcomm has announced to avoid infringement of the Broadcom patent (for example, the workaround may require additional testing, certification and approval before it can be used for our smartphone products sold to carriers). In addition, the effectiveness of any workaround or other means of meeting the requirements of the import ban may be limited by Qualcomm’s ability to provide services and support in implementing the workaround or otherwise addressing the impact of the import ban.

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

We outsource most of our hardware design and certain software development to third-party manufacturers, some of whom compete with us. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third-party manufacturers fail to provide quality hardware design or software development, our reputation and revenues could suffer. These third-party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third-party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third-party manufacturers to place orders with suppliers for the components they need to manufacture our products and to track appropriately the shipment and inventory of those components with our orders. If they fail to place timely and sufficient orders with suppliers and appropriately maintain component inventories, our revenues and cost of revenues could suffer. Our reliance on third-party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third-party manufacturers or their suppliers. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. If our third-party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

These manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. If these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under manufacturing agreements, our business and reputation could be harmed. In addition, our contractual relationships are principally with the manufacturers of our products, and not with component suppliers. In the absence of a contract with the manufacturer that requires it to obtain and pass through warranty and indemnity rights with respect to component suppliers, we may not have recourse to any third party in the event of a component failure.

We may choose from time to time to transition to or add new third-party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and our revenues and results of operations could be adversely impacted. The learning curve and implementation associated with adding a new third-party manufacturer may adversely impact our revenues and results of operations.

We rely on third-party distribution and warehouse services providers to warehouse and distribute our products. Our contract warehouse facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter. Any disruption of distribution facility services could have a negative impact on our revenues and results of operations.

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

Changes in transportation schedules or the timing of deliveries due to shipping problems, wireless carrier financial difficulties, inaccurate forecasts of demand, acts of nature or other business interruptions could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our reputation and results of operations could be adversely impacted.

We outsource most of the warranty support, product repair and technical support for our products to third-party providers, which are located around the world. We depend on their expertise, and we rely on them to provide satisfactory levels of service. If our third-party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and results of operations could suffer.

As a result of the credit agreement we entered into, we have a significant amount of debt. We may not be able to generate sufficient cash to service or repay all of our indebtedness, including the term loan, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our substantial indebtedness could adversely affect our business, results of operations and financial condition.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. As a result of this Credit Agreement, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flows in the future. Our ability to generate cash is subject to our future operating performance and the demand for, and price levels of, our current and future products and services. However, our ability to generate cash is also subject to prevailing economic and competitive conditions and to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. There is no assurance that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any new credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service or repayment obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, restructure or refinance all or a portion of our indebtedness, including the Term Loan, or incur additional debt. There is no assurance that we would be able to take any of these actions on commercially reasonable terms or at all. There is also no assurance that these actions would be successful and permit us to meet our scheduled debt service or repayment obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such cash flow and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to realize and obtain proceeds from them adequate to meet our debt service and other obligations. The Credit Agreement governing the Term Loan and Revolver restricts our ability to dispose of assets and use the proceeds from the disposition.

If we cannot make scheduled payments on our debt, or if we otherwise breach the Credit Agreement or related agreements, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our debt holders could exercise their rights and remedies against the collateral securing their debt;

•	we may trigger cross-acceleration and cross-default provisions under other agreements; and

•	we could be forced into bankruptcy or liquidation.

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

Our indebtedness may limit our ability to adjust to changing market conditions, place us at a competitive disadvantage compared to our competitors and adversely affect our business, results of operations and financial condition.

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

Under our Credit Agreement, our Term Loan and Revolver bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same, and our operating results would decrease. Interest on the Term Loan is based on LIBOR or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%). An increase in the interest rate payable on the Term Loan could have an adverse effect on our results of operations, financial condition and cash flows, and our ability to make payments on the Term Loan, particularly if the increase is substantial.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.

In the course of our business, we frequently receive offers to license or claims of infringement of patents held by other parties. For example, as our focus has shifted to smartphone products, we have received, and expect to continue to receive communications from holders of patents related to mobile communication standards. We evaluate the validity and applicability of these patents and determine in each case whether we must negotiate licenses to incorporate or use implicated technologies in our products. Third parties may claim that our customers or we are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have direct contractual relationships with some of the component, software and applications providers for our products, and as a result, we may not have indemnification, warranties or other protection with respect to such components, software or applications. Furthermore, intellectual property claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenue, business and results of operations may be adversely affected.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Intellectual property licensing entities generally do not generate products or services. As a result, we cannot deter their infringement claims based on counterclaims that they infringe patents in our portfolio or by entering cross-licensing arrangements. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements or to indemnify our customers, licensees, ODMs and other third parties with whom we have relationships. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products. These risks associated with patent litigation are exacerbated by the lack of a clear and consistent legal standard for assessing damages in such litigation.

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

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity and the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

We rely on wireless carriers, distributors, retailers and resellers to provide us with timely and accurate information about their inventory levels as well as sell-through of products purchased from us. We use this information as one of the factors in our forecasting process to plan future production and sales levels, which in turn influences our financial forecasts. We also use this information as a factor in determining the levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end users, and there is also competition among Internet-based resellers. We also sell our products to end users from our Palm.com website. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and results of operations.

We rely on third parties to manage and operate our e-commerce web store and related telesales call center and disruption to these sales channels could adversely affect our revenues and results of operations.

We outsource the operations of our e-commerce web store and related telesales call centers to third parties. We depend on their expertise and rely on them to provide satisfactory levels of service. If these third-party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our operations and revenues could suffer. If these third-parties were to stop providing these services, we may be unable to replace them on a timely basis and our results of operations could be harmed. In addition, if these third parties were to change the terms and conditions under which they provide these services, our selling costs could increase.

We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business could suffer if the level of services is interrupted or does not meet our requirements.

We use third parties, some of which are our competitors, to provide services such as data center operations, desktop computer support, facilities services and certain accounting services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely on electronic data systems interfaces with third parties or on the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our results of operations.

The market for our products is volatile, and changing market conditions, or failure to adjust to changing market conditions, may adversely affect our revenues, results of operations and financial condition, particularly given our size, limited resources and lack of diversification.

Over the last few years, we have seen year-over-year declines in the volume of handheld computers while demand for smartphones has generally increased. We expect that the rate of declines in the volume of handheld computer units will continue. We cannot assure you that the smartphone market will continue to grow as forecasted. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization and our focus on smartphones and related products. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and how to balance among our products. We have shifted the focus of our engineering resources towards the smartphone opportunity. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

Our products are subject to increasingly stringent laws, standards and other regulatory requirements, and the costs of compliance or failure to comply may adversely impact our business, results of operations and financial condition.

Our products must comply with a variety of laws, standards and other requirements governing, among other things, safety, materials usage, packaging and environmental impacts and must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where our products are sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and in severe cases prevent us from selling our products in certain jurisdictions. For example, many of our products are subject to laws and regulations that restrict the use of lead and other substances and require producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. Failure to comply with applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe are found to contain more than the permitted percentage of lead or another listed substance, it is possible that we could be forced to recall the products, which could result in substantial replacement costs, contract damage claims from customers, and reputational harm. We are now and expect in the future to become subject to additional requirements in the United States, China and other parts of the world.

As a result of these varying and developing requirements throughout the world, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products and re-designing products so that they comply with these and the many other requirements applicable to them.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, results of operations and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields, or radio signals, from base stations and from the use of mobile devices. While a substantial amount of scientific research by various independent research bodies has indicated that these radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no evidence of adverse effect to human health, we cannot assure you that future studies, regardless of their scientific basis, will not suggest a link between electromagnetic fields and adverse health effects. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and the use of mobile phones poses a health risk. Although our products are certified as meeting applicable public health authority safety standards and recommendations, even a perceived risk of adverse health effects from smartphones or other handheld devices could adversely impact use of such devices or subject us to costly litigation and could harm our reputation, business, results of operations and financial condition.

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

In the past, there have been leaks of proprietary information associated with our intellectual property. We have implemented a security plan to reduce the risk of future leaks of proprietary information; however, we cannot assure you that the security plan will be able to prevent the risk of all leaks of proprietary information. In addition, we may not be successful in preventing those who have obtained our proprietary information through past leaks from using our technology to produce competing products or in preventing future leaks of proprietary information.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved, and we cannot assure you that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our products.

We have an international presence in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

As part of our business strategy, we target customers and relationships with suppliers and ODMs in countries with large populations and propensities for adopting new technologies. However, many of these countries do not address to the same extent as the United States misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in or interpretation of tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and, during fiscal year 2008, auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount if we need liquidity. Maturity dates for these ARS investments range from 2017 to 2052.

The valuation of our investment portfolio, including our investment in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters.

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

If we continue to experience net losses over an extended period of time, we may need to establish a valuation allowance on our deferred tax asset relating to our net operating loss carryforwards, which could adversely affect our results of operations.

During the past four quarters, we have generated domestic net operating loss carryforwards that resulted in an increase in our existing deferred tax assets. If the current trends and market conditions continue and if we continue to generate net operating losses, we may be in a cumulative loss position in fiscal year 2009 and will need to evaluate increasing the valuation allowance on our deferred tax assets. The key components of this evaluation are, among other things, considering all of the positive and negative evidence in existence at that time, including the cumulative results of operations in recent years, the nature of recent losses, forecasts of a return to profitability and the length of tax loss carryforward periods. We will continue to assess whether an increase in the valuation allowance is necessary each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance on our deferred tax assets may be required in the near term, which would adversely affect our results of operations.

We are subject to audit by the Internal Revenue Service and other taxing authorities. Any assessment arising from an audit and the cost of any related dispute could adversely affect our results of operations and financial condition.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the Internal Revenue Service and state, local and foreign tax authorities. While we strongly believe our tax positions are compliant with applicable tax laws and regulations, our positions could be subject to dispute by the taxing authorities. Any such dispute could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

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

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, military activity, labor disruptions, health epidemics and other natural disasters and events beyond our control. For example, a significant part of our third-party manufacturing is based in Taiwan, an area that has experienced earthquakes and is considered seismically active. In addition, the business interruption insurance we carry may not cover, in some instances, or be sufficient to compensate us fully for losses or damages—including, for example, loss of market share and diminution of our brand, reputation and customer loyalty—that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.

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

As of May 31, 2008, the Series B Preferred Stock owned by Elevation Partners and its affiliates is convertible into approximately 26% of our outstanding common stock on an as-converted basis and votes on an as-converted basis with our common stock on all matters other than the election of directors.

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

If certain change of control transactions occur, we will be required to make an offer to repurchase up to all of the then outstanding shares of Series B Preferred Stock, at the option and election of the holders thereof. We will have the option to pay the repurchase price in cash or, subject to certain conditions, publicly traded shares of the acquiring entity in the change of control transaction. The cash repurchase price per share is 101% of the liquidation preference. The repurchase price per share, if paid in publicly traded shares of the acquiring entity, is 105% of the liquidation preference. Our failure to pay the repurchase price in respect of all tendered shares for any reason, including the absence of funds legally available for such payment, would require us to pay conditional dividends, which represent a cash dividend at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus four percent, on each share of Series B Preferred Stock. Conditional dividends will accrue and cumulate until the date on which we pay the entire repurchase price, and will be payable quarterly. For so long as conditional dividends are accruing, neither we nor any of our subsidiaries may declare or pay any dividends on our common stock, or repurchase or redeem any shares of our common stock. This may adversely affect the rights of our existing stockholders and the market price of our common stock. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In July 2005, we moved into and currently utilize 347,144 square feet of leased space in Sunnyvale, California in three buildings which serve as our corporate headquarters. We lease research and development facilities in Dublin, Ireland and San Diego, California. We also lease sales and support offices domestically and internationally. We believe that existing facilities are suitable and adequate for our current needs and we are subleasing excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

Item 3.    Legal Proceedings

The information set forth in Note 20 of the consolidated financial statements of Part II, Item 8 of this Form  10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq stock market since our initial public offering on March 2, 2000. Our stock symbol is PALM. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated:

	High	Low		High	Low
Fiscal Year 2008			Fiscal Year 2007
Fourth quarter	$6.24	$4.55	Fourth quarter	$19.45	$15.58
Third quarter	$6.89	$4.49	Third quarter	$18.30	$13.58
Second quarter	$19.18	$6.51	Second quarter	$16.53	$13.99
First quarter	$18.08	$13.86	First quarter	$18.67	$13.99

As of June 27, 2008, we had approximately 3,395 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 from the proceeds of our initial public offering, we have not paid and do not anticipate paying cash dividends in the future.

In October 2007, we sold 325,000 shares of Series B Preferred Stock to the private-equity firm Elevation Partners, L.P. in exchange for $325.0 million. We utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of approximately $948.9 million to shareholders of record as of October 24, 2007, resulting in an approximately $9.00 per share decrease in our stock price during the second quarter of fiscal year 2008.

The following table summarizes employee stock repurchase activity for the three months ended May 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
March 1, 2008—March 31, 2008	—	$—	—	$ —	$219,037,247
April 1, 2008—April 30, 2008	—	—	—	—	$219,037,247
May 1, 2008—May 31, 2008	—	—	—	—	$219,037,247

	—	$—	—

(1)	During the three months ended May 31, 2008, the Company did not repurchase any shares of common stock. As of May 31, 2008, a total of approximately 298,000 restricted shares may still be repurchased.
(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended May 31, 2008 no shares were repurchased under the stock buyback program. As of May 31, 2008, $219.0 million remains available for future repurchase. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2009.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2008 have been derived from our audited financial statements. The fiscal year 2004 data reflects the classification of the operations of Palm’s operating platform and licensing business as discontinued operations, as required under accounting principles generally accepted in the United States, as a result of the distribution of shares of PalmSource to our stockholders in October 2003. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. Our fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2008, 2007, 2006, and 2004 each contained 52 weeks while fiscal year 2005 contained 53 weeks.

	As of and for the Years Ended May 31,
	2008 (1) (2)	2007 (2)	2006 (3) (4)	2005 (4) (5)	2004 (4)(6)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$1,318,691	$1,560,507	$1,578,509	$1,270,410	$949,654
Cost of revenues	916,810	985,369	1,058,083	880,358	677,365
Operating income (loss)	(126,045)	70,058	105,311	77,528	(4,080)
Income tax provision (benefit)	(52,809)	36,044	(219,523)	14,144	6,091
Income (loss) from continuing operations	(105,419)	56,383	336,170	66,387	(10,215)
Loss from discontinued operations	—	—	—	—	(11,634)
Net income (loss)	(105,419)	56,383	336,170	66,387	(21,849)
Accretion of series B redeemable convertible preferred stock	5,516	—	—	—	—
Net income (loss) applicable to common shareholders	$(110,935)	$56,383	$336,170	$66,387	$(21,849)

Net income (loss) per common share—basic:
Continuing operations	$(1.05)	$0.55	$3.33	$0.68	$(0.13)
Discontinued operations	—	—	—	—	(0.15)

	$(1.05)	$0.55	$3.33	$0.68	$(0.28)

Net income (loss) per common share—diluted:
Continuing operations	$(1.05)	$0.54	$3.19	$0.65	$(0.13)
Discontinued operations	—	—	—	—	(0.15)

	$(1.05)	$0.54	$3.19	$0.65	$(0.28)

Shares used to compute net income (loss) per common share:
Basic	105,891	102,757	100,818	96,971	79,373
Diluted	105,891	104,442	105,745	102,579	79,373
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$258,748	$546,685	$518,894	$362,699	$252,451
Working capital	128,740	456,624	452,927	231,060	142,698
Total assets	1,180,262	1,548,002	1,487,522	950,032	787,938
Total convertible debt	—	—	35,000	35,000	35,000
Total current and long-term debt	398,000	—	—	—	—
Series B redeemable convertible preferred stock	255,671	—	—	—	—
Other non-current liabilities	2,098	4,568	6,545	12,257	1,600
Total stockholders’ equity	111,020	1,062,411	983,905	581,023	491,534

(1)	In October 2007, we sold 325,000 shares of Series B Preferred Stock to the private-equity firm Elevation Partners in exchange for $325.0 million, of which $250.2 million was allocated to Series B Preferred Stock and reflects a discount of approximately $9.8 million related to issuance costs, with the remaining $65.0 million allocated to additional paid-in capital as a result of a beneficial conversion feature. On an as-converted basis, these shares represented approximately 26% of our voting shares outstanding as of May 31, 2008. We utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of approximately $948.9 million to shareholders of record as of October 24, 2007, or the Recapitalization Transaction. In connection with the Recapitalization Transaction, we have recorded approximately $5.5 million related to the accretion of Series B Preferred Stock for fiscal year 2008 and approximately $8.0 million related to a stock-based compensation charge for the modification of certain option awards to include anti-dilution provisions. Our fiscal year 2008 results also include charges of approximately $32.2 million as a result of the impairment of our investments in ARS and a $5.0 million patent acquisition cost, which are partially offset by a gain on sale of land of approximately $4.4 million.
(2)	Includes stock-based compensation expense under Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recognized based on the grant date fair value. Periods prior to June 1, 2006, have not been restated to include the compensation charges associated with the provisions of SFAS No. 123(R).
(3)	Includes a $250.3 million reversal of our valuation allowance on our deferred tax assets based on our conclusion that it was more likely than not that our domestic deferred tax assets would be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets. In addition, fiscal year 2006 results included a $22.5 million legal settlement with Xerox Corporation and a benefit of approximately $11.7 million to cost of revenues as a result of negotiating more favorable intellectual property licensing terms than we had previously expected at May 31, 2005.
(4)	Cost of revenues includes “cost of revenues” and the applicable portion of “amortization of intangible assets”.
(5)	Includes employee separation costs of $3.1 million recorded for one-time payments to certain of our employees, including our former chief executive officer, and $0.3 million associated with unvested shares of Palm restricted stock and a portion of the unvested options to purchase shares of Palm common stock that had their vesting accelerated in connection with employee separation costs.
(6)	Includes results of operations of the acquired Handspring business as of October 29, 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes to those financial statements included in this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2008, 2007 and 2006 each contained 52 weeks. For presentation purposes, the periods presented are shown as ending on May 31.

Overview and Executive Summary

Palm, Inc. is a leading provider of mobile products that enhance the lifestyles of individual users and business customers worldwide. Our leadership results from creating thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share the information that matters to them most and manage their daily lives on the go. Palm offers Treo and Centro smartphones, handheld computers and accessories through a network of wireless carriers, as well as retail and business outlets worldwide.

Our objective is to be the leader in mobile lifestyle products for individual users and business customers. To achieve this, we focus on the following strategies: differentiate our products through innovative software, inspiring industrial design and the seamless integration of hardware, system software, applications and services to deliver a delightful mobile user experience; deliver a range of product choices around open platforms; focus on our core competencies by using a leveraged model to develop, manufacture, distribute and support our products; and build a brand synonymous with a mobile lifestyle. Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

Revenue—Management reviews many elements to understand our revenue stream. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenues are impacted by unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, timing of wireless carrier certification, end user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

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

We believe the mobile lifestyle solutions market dynamics are generally favorable to us. The high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the market for smartphone devices. With our computing heritage, we are able to work closely with wireless carriers to deploy advanced wireless data applications that take advantage of their wireless data networks.

The smartphone market is emerging and people are beginning to understand the personal and professional benefits of being able to access email or browse the web on a smartphone. We intend to lead on design, ease-of-use and functionality and serve a broad range of customers with products focused on their needs. We expect this market to expand and we are focusing our efforts in order to capitalize on this expansion.

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

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile products under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. Actual returns may differ from our estimates. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of end users that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $64.9 million as of May 31, 2008 which are included in other accrued liabilities. Actual claims for returns, price protection and rebates may vary over time and could differ from our estimates.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in a major customer’s creditworthiness or actual defaults differ from our historical experience, our actual results could differ from our estimates of recoverability.

Warranty Costs

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

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $43.7 million as of May 31, 2008, including estimated royalties of $34.5 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of May 31, 2008 or on the results reported for the year then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Long-Lived Asset Impairment

Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition.

Goodwill and Intangible Asset Impairment

We evaluate the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Inventory Valuation and Inventory Purchase Commitments

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, under the modified prospective method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

We estimate the expected term of options granted based on historical time from vesting until exercise and the expected term of employee stock purchase plan shares using the average life of the purchase periods under each offering. We estimate the volatility of our common stock based upon the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based upon the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

In accordance with SFAS No. 123(R), we determined the fair value of modifications made to stock options in September and October 2007 in connection with the Recapitalization Transaction using the Trinomial Lattice simulation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated an early exercise multiple of 1.95, the stock prices on the dates of modification (adjusted for the $9.00 per share distribution) and the strike prices of the affected awards (adjusted for the $9.00 per share distribution).

The Geometric Brownian Motion simulation model was utilized to determine the fair value of stock options, restricted stock units and restricted stock awards granted with market conditions, or performance of Palm’s stock price, in connection with the Recapitalization Transaction. This model was utilized in order to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated the specific terms of the awards to simulate multiple stock price paths over the various vesting periods to determine the average net present value across the simulation trials. The Geometric Brownian Motion simulation model is based on trials simulating the achievement of the market conditions and calculating the net present value of the fair value over all of the trials.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Non-Current Auction Rate Securities

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and, during fiscal year 2008, auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. The estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of May 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of May 31, 2008, we determined there was a decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board, or FASB, and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

Income Taxes

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

On June 1, 2007, we adopted FASB Financial Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, we recognize the tax liability for uncertain income tax positions on the income tax return based on the two-step process prescribed in the interpretation. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

Our key critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2008 and 2007

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Revenues	$1,318,691	100.0%	$1,560,507	100.0%	$(241,816)

We derive our revenues from sales of our smartphones, handheld computers, add-ons and accessories. Revenues for fiscal year 2008 decreased approximately 15% from fiscal year 2007. Smartphone revenue was $1,125.6 million in fiscal year 2008 and decreased approximately 10% from $1,250.0 million in fiscal year 2007. Handheld revenue was $193.1 million in fiscal year 2008 and decreased 38% from $310.5 million in fiscal year 2007. During fiscal year 2008, net device units shipped were approximately 4,254,000 units at an average selling price of $303 per unit. During fiscal year 2007, net device units shipped were approximately 4,270,000 units at an average selling price of $354 per unit. Of this 15% decrease in revenues, approximately 14 percentage points resulted from the decrease in average selling price and approximately 1 percentage point resulted from the decrease in unit shipments and accessories sales. The decrease in our average selling price is a result of a shift in product mix during the year towards lower-priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products which carry higher average selling prices. These factors were partially offset by a decrease in the provision for product return reserves attributable to lower return rates. The decrease in unit shipments is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, partially offset by an increase in smartphone unit shipments. We expect our handheld business to continue to decline in fiscal year 2009.

International revenues were approximately 21% of worldwide revenues in fiscal year 2008, compared with approximately 25% in fiscal year 2007.

Of the 15% decrease in worldwide revenues for fiscal year 2008 as compared to the prior year, approximately 8 percentage points resulted from a decrease in United States revenues and 7 percentage points resulted from a decrease in international revenues. Average selling prices for our units decreased by 16% in the United States and by 11% internationally during fiscal year 2008 as compared to the prior year. The decrease in average selling prices in each region is primarily the result of a shift in product mix during the year towards lower-priced smartphone products and a reduction in the volume of certain of our smartphone products which carry higher average selling prices. Net unit devices shipped increased approximately 7% in the United States and decreased approximately 20% internationally compared to the prior year. The increase in net units sold in the United States is primarily the result of the success of our Centro smartphone products, offset by a decline in traditional handheld unit sales. The decrease in net units sold internationally is primarily due to a decline in traditional handheld units as a result of the declining handheld market, coupled with a decrease in smartphone unit sales.

Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Cost of revenues	$916,810	69.5%	$985,369	63.1%	$(68,559)

Cost of revenues principally consists of material and transformation costs to manufacture our products, OS and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory and manufacturing overhead which includes manufacturing personnel related costs, depreciation and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 6.4 percentage points to 69.5% for fiscal year 2008 from 63.1% for fiscal year 2007. Of the increase in cost of revenues as a percentage of revenues, 3.3 percentage points resulted from a shift in product mix towards smartphone products with lower margins. The cost of warranty repairs increased 2.9 percentage points compared to fiscal year 2007 primarily due to a higher per unit repair cost, coupled with a shift in mix to smartphone products, which carry a higher per unit repair cost. An increase in freight charges resulted in a 0.4 percentage point increase in cost of revenues as a percentage of revenues as a result of expedited shipments and fuel surcharges. Additionally, cancellation charges from certain vendors resulted in a 0.4 percentage point increase in cost of revenues due to our lower-than-anticipated purchase volumes of certain components and technical service costs increased approximately 0.3 percentage points due to higher smartphone unit volumes with higher per unit call costs. These increased costs as a percentage of revenues were partially offset by a 1.1 percentage point decrease in OS royalty costs primarily because of a shift in mix towards Palm OS based smartphone products, which carry a lower average OS cost per unit than Windows Mobile powered smartphone products.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Sales and marketing	$229,702	17.4%	$248,685	15.9%	$(18,983)

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in fiscal year 2008 decreased approximately 8% from fiscal year 2007. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. Employee-related and travel expenses decreased approximately $11.0 million resulting from a decrease in average headcount of approximately 40 employees, as well as a decrease in the recruiting of sales and marketing personnel and their related employment costs during fiscal year 2008 compared to the prior year. Consulting expenses, including outsourced operations of our retail stores, decreased approximately $3.5 million as a result of the closure of our retail stores during the third quarter of fiscal year 2008, partially offset by increased outsourcing to support our product launches. We experienced a decrease in our marketing development expenses with our wireless carrier customers of approximately $3.4 million as a result of lower overall carrier revenue compared to the prior year. We experienced a decrease of approximately $3.2 million in direct marketing expenses as a result of providing fewer smartphone units to our wireless carrier partners for demonstration purposes during fiscal year 2008 as compared to the year ago period. These decreases were partially offset by an increase in allocated costs of approximately $1.6 million as a result of higher information technology and facilities costs primarily due to software system implementations and related depreciation. In addition, we experienced an increase in marketing, advertising and trade show costs of approximately $0.9 million due to an increased focus on our brand and Centro smartphones marketing campaigns, partially offset by our participation in fewer trade show events and the streamlining of other advertising efforts during the year.

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Research and development	$202,764	15.4%	$190,952	12.2%	$11,812

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during fiscal year 2008 increased approximately 6% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during fiscal year 2008 is due to several factors. Higher information technology and facilities costs resulted in an increase of allocated costs of approximately $7.1 million over the prior year, primarily due to software system implementations and related depreciation. Outsourced engineering, consulting and project material costs increased approximately $2.3 million, reflecting increased costs related to product certifications with wireless carriers coupled with increased preproduction builds relative to the same period last year. This was partially offset by a more streamlined engineering process during the current year, which was primarily driven by our effort to focus on developing a single Palm software platform. An increase in employee-related expenses of approximately $1.2 million is primarily due to an increase in employment incentive compensation partially offset by a decrease in variable compensation as a result of not meeting our operational objectives for fiscal year 2008. Stock-based compensation increased approximately $1.2 million which is primarily the result of a $1.5 million charge taken for the modifications made to certain stock option plans in connection with the Recapitalization Transaction, partially offset by the result of lower weighted-average fair value assumptions for the year.

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
General and administrative	$60,778	4.6%	$59,762	3.8%	$1,016

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses during fiscal year 2008 increased approximately 2% from the comparable period a year ago. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues during fiscal year 2008 is due to several factors. Higher information technology and facilities costs resulted in an increase of allocated costs of approximately $1.4 million, primarily due to software system implementations and related depreciation. Additionally, an increase in employee-related expenses of approximately $0.6 million was primarily the result of increased recruiting fees for key management positions. These increases were partially offset by a decrease in professional and legal expenses of approximately $6.6 million, primarily as a result of lower costs for legal settlements and defense of patent litigation during fiscal year 2008. Stock-based compensation expense increased by approximately $5.6 million, which is the result of a $5.3 million charge taken for the modification made to certain stock option plans in connection with the Recapitalization Transaction coupled with a higher average balance of outstanding stock-based awards, partially offset by the result of lower weighted-average fair value assumptions for the year.

Amortization of Intangible Assets

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Amortization of intangible assets	$3,775	0.3%	$1,981	0.1%	$1,794

The increase in amortization of intangible assets in absolute dollars and as a percentage of revenues for fiscal year 2008 is due to a higher average balance of intangible assets during fiscal year 2008 as compared to the prior year.

Patent Acquisition Cost

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Patent acquisition cost	$5,000	0.4%	$—	—%	$5,000

During the first quarter of fiscal year 2008, we acquired patents and patent applications for $5.0 million. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims which may arise in the course of our business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which we currently pay or expect to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition.

Restructuring Charges

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Restructuring charges	$30,353	2.3%	$—	—%	$30,353

Restructuring charges relate to the implementation of a series of reorganization actions taken to streamline our business structure. Restructuring charges recorded during fiscal year 2008 of approximately $30.4 million consist of approximately $14.7 million related to restructuring actions taken during the third quarter of fiscal year 2008, approximately $5.9 million related to restructuring actions taken during the second quarter of fiscal year 2008 and approximately $10.1 million related to restructuring actions taken during the first quarter of fiscal year 2008. These fiscal year 2008 restructuring actions were partially offset by adjustments of $0.2 million related to restructuring actions taken during the fourth quarter of fiscal year 2001 as a result of more current information regarding future estimated sublease income and $0.1 million related to restructuring actions taken in connection with the Handspring acquisition which is now complete.

•

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 130 regular employees and approximately $7.0 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of our retail stores. This facilities and property and equipment charge includes approximately $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of our retail stores and approximately $2.5 million for lease commitments for facilities no longer in service. We took these restructuring actions to better align our cost structure with current revenue expectations.

Our third quarter of fiscal year 2008 restructuring actions are expected to be substantially completed by the third quarter of fiscal year 2009. When complete, these actions are expected to result in annual expense reductions of at least $15.2 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of May 31, 2008, cash payments totaling approximately $7.0 million related to workforce reductions and $2.0 million related to facilities and property and equipment had been made related to these actions.

•

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued development projects of approximately $5.9 million. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

Our second quarter of fiscal year 2008 restructuring actions are expected to be substantially completed by the second quarter of fiscal year 2009. As of May 31, 2008, cash payments of approximately $3.9 million have been made related to these actions.

•

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $9.4 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs and approximately $0.7 million relating to property and equipment disposed of or removed from service. The excess facilities and equipment costs were recognized for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.5 million. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States. We took these restructuring actions to better align our cost structure with current revenue expectations.

Our first quarter of fiscal year 2008 restructuring actions are complete except for remaining contractual payments for excess facilities. These actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of May 31, 2008, cash payments totaling approximately $8.3 million related to workforce reductions and $0.1 million related to facilities and property and equipment had been made related to these actions.

Gain on Sale of Land

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Gain on sale of land	$(4,446)	(0.3)%	$—	—%	$(4,446)

In August 2005, we entered into an agreement with a real-estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified the land as land held for sale at that time. The sale closed during the first quarter of fiscal year 2008 and we received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

In-process Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
In-process research and development	$—	—%	$3,700	0.2%	$(3,700)

In-process research and development for fiscal year 2007 in absolute dollars was the result of the acquisition of assets completed during the third quarter of fiscal year 2007 which included purchased in-process research and development that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Impairment of Non-Current Auction Rate Securities

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Impairment of non-current auction rate securities	$(32,175)	(2.4)%	$—	—%	$32,175

Impairment of non-current auction rate securities for fiscal year 2008 reflects an impairment charge of $32.2 million recognized on our non-current auction rate securities. These non-current auction rate securities are interest bearing and represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. We have used a discounted cash flow model to determine the estimated fair value of our investments in ARS as of May 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of May 31, 2008 we determined there was a decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters.

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Interest (expense)	$(20,397)	(1.5)%	$(1,970)	(0.1)%	$18,427

Interest expense during fiscal year 2008 increased as a result of the higher outstanding debt balance as compared to the fiscal year 2007. Following the closing of the Recapitalization Transaction during the second quarter of fiscal year 2008, we increased our outstanding debt balance by $400.0 million.

Interest Income

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Interest income	$21,860	1.7%	$25,958	1.7%	$(4,098)

The overall decrease in interest income in absolute dollars is due to a lower average cash and short-term investment balance during fiscal year 2008 as compared to fiscal year 2007.

Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Other income (expense), net	$(1,471)	(0.1)%	$(1,619)	(0.1)%	$(148)

Other income (expense) for fiscal years 2008 and 2007 consisted of bank and other miscellaneous charges and net gains on sales of investments. The change compared to fiscal year 2007 is not significant.

Income Tax Provision (Benefit)

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenue	2007	% of Revenue
	(dollars in thousands)
Income tax provision (benefit)	$(52,809)	(4.0)%	$36,044	2.3%	$(88,853)

The income tax benefit for fiscal year 2008 was $52.8 million, which consisted of federal, state and foreign income taxes and represents an effective tax rate of 33%. This rate differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, non-deductible stock-based compensation expense, an increase in our valuation allowance primarily related to non-deductible impairment charges of certain investments and the recognition of previously unrecognized tax benefits.

Although we have determined that a valuation allowance is not required with respect to most of our domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2008, we would require approximately $1,058 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize our net deferred tax assets. Based upon our projections, our current net operating loss, or NOL, and tax credit carryforwards will be fully utilized before they expire. We will evaluate the need for an increase in the valuation allowance of our deferred tax assets on a quarterly basis based on our cumulative results of operations in recent years and our anticipated results in future periods. A significant negative factor in the evaluation is cumulative losses in recent years and we may reach that position during fiscal year 2009. The assessment of whether an increase in the valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance may be required to reduce the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

The income tax provision for fiscal year 2007 was $36.0 million, which consisted of federal, state and foreign income taxes and represented an effective tax rate of 39%. This rate differed from the statutory U.S. rate due to lack of tax benefits from foreign losses offset in part by research tax credits.

Comparison of Fiscal Years Ended May 31, 2007 and 2006

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Revenues	$1,560,507	100.0%	$1,578,509	100.0%	$(18,002)

Revenues for fiscal year 2007 decreased approximately 1% from fiscal year 2006. Smartphone revenue was $1,250.0 million in fiscal year 2007 and increased 15% from $1,088.3 million in fiscal year 2006. Handheld revenue was $310.5 million in fiscal year 2007 and decreased 37% from $490.2 million in fiscal year 2006. During fiscal year 2007, net device units shipped were approximately 4,270,000 units at an average selling price of $354 per unit. During fiscal year 2006, net device units shipped were approximately 4,749,000 units at an average selling price of $316 per unit. Of this 1% decrease in revenues, net unit shipments and accessories sales decreased approximately 12 percentage points offset by an increase in average selling prices contributing approximately 11 percentage points. The decrease in net unit shipments was due to a decrease in handheld unit sales of approximately 35% year-over-year, partially offset by the increase in higher volume of smartphone unit sales of approximately 17% year-over-year. This increase of smartphone unit sales reflected an increase of smartphone sell-through of 34% year-over-year. The increase in average selling price reflected a continued shift towards smartphones during fiscal year 2007, which carried a higher average selling price. In addition, average selling price was affected by a greater mix of recently introduced products at higher average selling prices.

International revenues were approximately 25% of worldwide revenues in fiscal year 2007, compared with approximately 24% in fiscal year 2006.

International revenues increased by 1 percentage point compared to a decrease in United States revenues of 2 percentage points, resulting in a 1% decrease in worldwide revenues for fiscal year 2007 as compared to fiscal year 2006. Average selling prices for our devices increased in the United States and internationally by 9% and 20%, respectively, during fiscal year 2007 as compared to fiscal year 2006. The increase in average selling prices in the United States was primarily the result of a greater mix of recently introduced products at higher average selling prices. The increase in the average selling price internationally was primarily the result of a shift towards smartphones, which carry a higher average selling price. Net units sold decreased approximately 10% in the United States and decreased approximately 11% internationally. The decrease in net unit sales in the United States and internationally was primarily the result of a decline in unit sales of our handheld computers which was partially offset by an increase in smartphone unit sales.

Total Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Cost of revenues	$985,369	63.1%	$1,057,708	67.0%	$(72,339)
Applicable portion of amortization of intangible assets	—	—	375	—	(375)

Total cost of revenues	$985,369	63.1%	$1,058,083	67.0%	$(72,714)

“Total cost of revenues” was comprised of “Cost of revenues” and the applicable portion of “Amortization of intangible assets” as shown in the table above. “Cost of revenues” as a percentage of revenues decreased by 3.9 percentage points to 63.1% for fiscal year 2007 from 67.0% for fiscal year 2006. The decrease was primarily the result of approximately 1.8 percentage points of lower product costs related to a shift in product mix. In addition, we experienced a 1.6 percentage point decrease in warranty expenses due to lower per unit repair costs during fiscal year 2007 as compared to fiscal year 2006. We also experienced a 0.3 percentage point decrease in OS royalty rates primarily because the quarterly amortization costs of the ACCESS license agreement entered into in December 2006 was less than the per-unit royalty costs under the previous agreement. Excess and obsolete inventory costs also decreased by 0.1 percentage points due to a reduction in our provision for end-of-life products during fiscal year 2007 as compared to fiscal year 2006. In addition, we experienced reduced manufacturing spending rates during fiscal year 2007, compared to fiscal year 2006, contributing approximately 0.1 percentage points, as a result of reduced depreciation costs as older equipment had become fully depreciated.

The “Amortization of intangible assets” applicable to the cost of revenues decreased in absolute dollars during fiscal year 2007 compared to fiscal year 2006 due to the intangible assets acquired in the Handspring acquisition becoming fully amortized in fiscal year 2006.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Sales and marketing	$248,685	15.9%	$205,794	13.0%	$42,891

Sales and marketing expenses in fiscal year 2007 increased approximately 21% from fiscal year 2006. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars was due to several factors. Product promotional programs and advertising increased approximately $26.2 million as a result of increased product advertising related to product launches, a branding campaign during the second half of fiscal year 2007 and also as a result of units provided to our wireless carrier partners for product certification and demonstration purposes. Consulting services increased $5.7 million to support our web store activities. We also experienced an increase in employee related expenses of approximately $5.7 million primarily resulting from an increased average number of sales and marketing employees during fiscal year 2007 compared to the prior year and associated travel and related costs to support our increased sales and marketing activity. Facilities costs and allocated information technology costs increased by approximately $0.6 million during fiscal year 2007 as a result of the increased average headcount. These increases were partially offset by reduced marketing development expenses of $0.8 million as a result of our decreased handheld revenues. Stock-based compensation expense increased $5.4 million during fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Research and development	$190,952	12.2%	$136,243	8.6%	$54,709

Research and development expenses during fiscal year 2007 increased approximately 40% from fiscal year 2006. The increase in research and development expenses as a percentage of revenues and in absolute dollars during fiscal year 2007 was due to several factors. We experienced an increase in outsourced engineering, data communications and project material costs of approximately $17.5 million, reflecting our efforts in the development of our smartphone and mobile companion products. Employee-related expenses increased approximately $15.2 million due to approximately 130 additional employees hired to support our commitment to the development of smartphone products. In addition, consulting expenses increased by approximately $8.3 million to further support our efforts in the smartphone space. Allocated information technology costs increased approximately $4.9 million as a result of increased research and development headcount. Stock-based compensation expense increased $9.0 million during fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
General and administrative	$59,762	3.8%	$44,297	2.8%	$15,465

General and administrative expenses during fiscal year 2007 increased approximately 35% from fiscal year 2006. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues during fiscal year 2007 was due to several factors. Professional and legal expenses increased by approximately $8.2 million, primarily related to settlement costs of several lawsuits and defense of patent litigation during fiscal year 2007. Employee-related expenses increased approximately $1.8 million as a result of an increase in our headcount of approximately 10 additional employees hired to support our infrastructure. Allocated information technology costs also increased approximately $0.8 million as a result of our increased headcount. These increases were partially offset by a decrease in the charge for our allowance for doubtful accounts by $1.2 million as a result of overall improvements in our accounts receivables. Stock-based compensation expense increased $6.1 million during fiscal year 2007 as a result of the adoption of SFAS No. 123(R).

Amortization of Intangible Assets

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Amortization of intangible assets	$1,981	0.1%	$4,589	0.3%	$(2,608)

The decrease in amortization of intangible assets in absolute dollars for fiscal year 2007 was primarily due to a $3.2 million decrease in amortization of intangible assets acquired in connection with the Handspring acquisition because these assets became fully amortized during the second quarter of fiscal year 2006. This decrease was partially offset by a $0.6 million increase in amortization resulting from the acquisition of intangible assets during the third quarter of fiscal year 2007.

Restructuring Charges

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Restructuring charges	$—	—%	$792	—%	$(792)

Restructuring charges recorded during fiscal year 2006 of $0.8 million consisted of restructuring actions taken during the second quarter of fiscal year 2006 of approximately $2.1 million partially offset by a $1.3 million adjustment to restructuring actions taken in connection with the Handspring acquisition as a result of more current information regarding future estimated sublease income.

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions for approximately 20 regular employees, primarily in Europe. Restructuring charges were a result of our effort to focus our international sales force on smartphone products. Cash payments of approximately $2.1 million were made related to these workforce reductions as of May 31, 2006. Cost reduction actions initiated in the second quarter of fiscal year 2006 are complete.

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

In-process research and development for fiscal year 2007 in absolute dollars was the result of the acquisition of assets during the third quarter of fiscal year 2007 which represented purchased in-process research and development that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Legal Settlements

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Legal settlements	$—	—%	$23,775	1.5%	$(23,775)

In June 2006, we entered into a legal settlement with Xerox Corporation for $22.5 million, as well as an additional settlement for $1.3 million.

Interest (Expense)

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Interest (expense)	$(1,970)	(0.1)%	$(3,134)	(0.2)%	$(1,164)

The decrease in interest expense during fiscal year 2007 as compared to fiscal year 2006 was primarily due to lower outstanding debt as a result of the repayment of the convertible debt during the third quarter of fiscal year 2007.

Interest Income

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Interest income	$25,958	1.7%	$17,161	1.1%	$8,797

Interest income increased during fiscal year 2007 primarily due to higher average cash, cash equivalent and short-term investment balances and more favorable interest rates as compared to those experienced during fiscal year 2006.

Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Other income (expense), net	$(1,619)	(0.1)%	$(2,691)	(0.2)%	$(1,072)

Other income (expense), net for fiscal year 2007 consisted of approximately $1.7 million in bank and other charges, partially offset by a net gain on sales of short-term investments of approximately $0.1 million. Other income (expense), net for fiscal year 2006 consisted of approximately $1.5 million in bank and other charges and approximately $1.2 million in net losses on sales of short-term investments.

Income Tax Provision (Benefit)

	Years Ended May 31,				Increase/ (Decrease)
	2007	% of Revenue	2006	% of Revenue
	(dollars in thousands)
Income tax provision (benefit)	$36,044	2.3%	$(219,523)	(13.9)%	$255,567

The income tax provision for fiscal year 2007 was $36.0 million, which consisted of federal, state and foreign income taxes and represented an effective tax rate of 39%. This rate differed from the U.S. statutory rate due to the lack of tax benefits from foreign losses offset in part by research tax credits.

During the second quarter of fiscal year 2006, we determined, based on current and preceding years’ results of operations and anticipated profit levels in future periods, that it was more likely than not that our domestic deferred tax assets would be realized in the future and, accordingly, that it was appropriate to release the valuation allowance recorded against those deferred tax assets resulting in a tax benefit of $250.3 million.

Although we determined that a valuation allowance was no longer required with respect to our domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery is dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2007, we required approximately $807 million in cumulative future operating income to be generated at various times over approximately the next 15-20 years to realize our net deferred tax assets. Based upon our results for fiscal year 2007, it would take us less than 9 years to utilize our current NOL and tax credit carryforwards. During this period our profits have also grown, which, if projected into the future, would result in utilization of current NOL and tax credit carryforwards in an even shorter number of years. We will continue to review our forecast in relation to actual results and expected trends on an ongoing basis. The trends include the expected continued growth of the smartphone market. Failure by us to achieve our future operating income targets or negative changes to expected trends may change the assessment regarding the recoverability of the net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense and could have a significant impact on our earnings in future periods.

Liquidity and Capital Resources

Cash and cash equivalents as of May 31, 2008 were $176.9 million, compared to $128.1 million as of May 31, 2007, an increase of $48.8 million. We experienced an approximately $17.5 million net decrease in cash flows from operations resulting from our net loss of $105.4 million, which was partially offset by non-cash charges of $39.6 million and changes in assets and liabilities of $48.3 million. Our cash increased due to net sales of short-term investments of $260.8 million, net proceeds from the sale of land of $64.4 million, proceeds received from the sale of restricted investments and non-current auction rate securities totaling $0.6 million and $28.5 million from stock-related activity as a result of the exercise of stock options and other equity awards. Fluctuations in exchange rates during fiscal year 2008 for our foreign currency denominated assets and liabilities resulted in an increase in cash flows of approximately $1.7 million for fiscal year 2008. These increases were partially offset by purchases of property and equipment of $23.0 million, the purchase of restricted investments of $9.0 million, payments for the acquisition of a business of $0.5 million, payments for the acquisition of intangible brand assets of $1.5 million and debt repayments of $3.1 million. Also, during fiscal year 2008 we completed the Recapitalization Transaction with Elevation Partners which resulted in net cash outflows of approximately $252.6 million due to a $948.9 million one-time cash distribution partially funded by $696.3 million received from incurring new debt and the issuance of preferred stock.

We hold a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and, during fiscal year 2008, auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. During fiscal year 2008, we reclassified the entire ARS investment balance from short-term investments to non-current auction rate securities on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. The estimated fair value of ARS no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of May 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of May 31, 2008 we determined there was a decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, we classified such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We continue to monitor the market for ARS transactions and consider their impact (if any) on the fair value of our investments.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relation to our investment guidelines and market conditions. We have decided to modify the current investment strategy by limiting our investments in ARS to our current holdings and increasing our investments in more liquid investments.

We anticipate our balances of cash, cash equivalents and short-term investments of $258.7 million as of May 31, 2008 will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies.

Net accounts receivable was $116.4 million as of May 31, 2008, a decrease of $87.9 million, or 43%, from $204.3 million as of May 31, 2007. Days sales outstanding, or DSO, of receivables was 35 days and 46 days at May 31, 2008 and 2007, respectively. The decrease in net accounts receivable and the decrease in DSO are primarily due to the decrease in our revenues during the last three months of fiscal year 2008 as compared to fiscal year 2007 coupled with a higher percentage of those revenues recorded in fiscal year 2007 later in the period as compared to fiscal year 2008. During fiscal year 2008, the cash conversion cycle decreased 1 day to -6 days compared to -5 days as of fiscal year end 2007. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is an annual metric on which we have focused as we continue to try to efficiently manage our assets.

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

During fiscal year 2008, we did not repurchase any shares of common stock through open market purchases. During fiscal year 2007, we repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during fiscal year 2007. The repurchased shares have been subsequently retired. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2009.

The following is a summary of the contractual commitments associated with our debt and lease obligations (which include the related interest), as well as our purchase commitments as of May 31, 2008 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$398,000	$4,000	$8,000	$8,000	$378,000
Interest on long-term debt obligations (1)	126,139	23,572	46,872	45,468	10,227
Commitment fee on unused portion of Revolver	670	152	306	212	—
Operating lease obligations	35,977	11,491	22,075	2,411	—
Minimum purchase commitment obligation for licenses due to Microsoft	15,145	15,145	—	—	—
Note payable to PalmSource for brand	7,500	7,500	—	—	—
System hardware purchase obligation	3,713	1,857	1,856	—	—
Software purchase obligation	1,361	1,089	272	—	—
Employee incentive compensation	6,100	2,100	4,000	—	—
Cash distribution obligation	743	462	281	—	—
FIN No. 48 obligations including interest and penalties (2)	6,127	—	—	—	6,127

Total contractual obligations	$601,475	$67,368	$83,662	$56,091	$394,354

(1)	Interest on long-term debt obligations is estimated using our effective interest rate as of May 31, 2008, or 5.89%, and with the assumption that minimum payments will be made in accordance with the payment schedule outlined in the Credit Agreement.
(2)	As of May 31, 2008, we had $6.1 million of non-current tax liabilities on our consolidated balance sheet for unrecognized tax positions, including approximately $0.8 million of total accrued interest and penalties. We are unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor can we make an estimate of the range of any potential changes to the unrecognized tax benefits.

In October 2007, we entered into a Credit Agreement to obtain a Term Loan and a Revolver. Borrowings under the Credit Agreement bear interest at our election at 1-, 2-, 3-, or 6- month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate and Federal Funds Rate plus 0.50%) plus 2.50%. As of May 31, 2008, the interest rate for the Term Loan was based on 1-month LIBOR plus 3.50%, or 5.89%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. During fiscal year ended May 31, 2008, we were not required to make any mandatory prepayments on our Term Loan. See Note 11 of the consolidated financial statements for a full description of the restrictions and requirements under the Credit Agreement. As of May 31, 2008, $398.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

Palm facilities are leased under operating leases that expire at various dates through May 2012.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of May 31, 2008, we had made payments totaling $26.6 million. The remaining amount due under the agreement was $15.1 million as of May 31, 2008.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company, or PTHC, and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The amortization of the discount reported in interest expense for the years ended May 31, 2008 and 2007 was approximately $0.4 million and $0.9 million, respectively. The remaining amount due to PalmSource under this agreement was $7.5 million as of May 31, 2008.

During fiscal year 2008, we entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million (net present value of $3.5 million). Under the terms of the agreement, we agreed to make quarterly payments from September 2008 through December 2009. The remaining amount due under the agreement was $3.7 million as of May 31, 2008.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of May 31, 2008, we had made payments totaling $1.9 million under the agreement. The amortization of the discount reported in interest expense for the years ended May 31, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively. The remaining amount due under the agreement was $1.4 million as of May 31, 2008.

During February and October 2007, we acquired the assets of several businesses. Under the purchase agreements, we agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of May 31, 2008, we had made payments totaling approximately $2.0 million under the purchase agreements. The remaining amount due under these agreements was $6.1 million as of May 31, 2008.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007. Of the shares outstanding on this date, approximately 0.1 million were restricted stock awards that had not yet vested. As a result, we recorded a distribution liability of approximately $1.1 million at the end of the second quarter of fiscal year 2008, which will be paid out as the related shares vest, ending in the fourth quarter of fiscal year 2010. As of May 31, 2008, we had a remaining liability of approximately $0.7 million. Approximately $0.4 million of this amount is classified in other accrued liabilities in the consolidated balance sheet and approximately $0.3 million is classified within other non-current liabilities.

As of May 31, 2008, we had $6.1 million of non-current tax liabilities in our consolidated balance sheet for unrecognized tax positions. The periods in which we will reach cash settlement with the respective tax authorities cannot be reasonably estimated.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have accrued royalty obligations of $43.7 million as of May 31, 2008, including estimated royalties of $34.5 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of May 31, 2008 or on the results reported for the year then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2008, our cancellable and non-cancellable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were approximately $234.1 million.

In October 2005, we entered into a three-year, $30.0 million revolving credit line with Comerica Bank. As of May 31, 2007, we had used the revolving credit line with Comerica Bank to support the issuance of letters of credit totaling $9.1 million. During the second quarter of fiscal year 2008, we closed this revolving credit line in conjunction with concluding the Credit Agreement and cash collateralized the outstanding letters of credit. As of May 31, 2008, we had approximately $8.6 million in restricted investments, which are collateral for outstanding letters of credit.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 28 days or less. As of May 31, 2008, our outstanding notional contract value, which approximates fair value, was approximately $7.0 million which settled within 28 days. We do not enter into derivatives for speculative or trading purposes.

In October 2007, we sold an aggregate of 325,000 shares of our Series B Preferred Stock for an aggregate purchase price of $325.0 million to Elevation Partners, L.P. For so long as Elevation Partners holds any outstanding shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior to or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. The Series B Preferred Stock reflects a discount of approximately $9.8 million, related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. The accretion of the Series B Preferred Stock will be included in our earnings per share calculation over seven years.

Effects of Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of approximately $176.9 million and $128.1 million as of May 31, 2008 and 2007, respectively, are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2008 or 2007 would cause an immaterial decline in the fair value of our cash equivalents. As of May 31, 2008 and 2007, we had short-term investments of $81.8 million and $418.6 million, respectively. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. These available-for-sale investments include government, domestic and foreign corporate debt securities and are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels as of May 31, 2008 would cause a decline of less than 2%, or approximately $1.2 million, in the fair market value of our short-term investment portfolio. A similar increase in market interest rates from levels as of May 31, 2007 would have resulted in a decline of less than 2%, or $4.4 million, in the fair market value of our short-term investment portfolio as of May 31, 2007. We would expect our net income (loss) or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit default linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and, during fiscal year 2008, auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. During fiscal year 2008 we reclassified our entire balance from short-term investments to non-current auction rate securities on our consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities. As of May 31, 2008, we determined that there was a decline in the fair value of our ARS investments of approximately $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2008 would cause an additional decline of less than 1%, or less than $0.1 million, in the fair market value of our investments in ARS.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $398.0 million as of May 31, 2008. Pursuant to the terms of the related Credit Agreement, which we entered into during fiscal year 2008, we expect to make interest payments at LIBOR plus 3.50%. We do not currently use derivatives to manage interest rate risk. As of May 31, 2008, our interest rate applicable to borrowings under the Credit Agreement was approximately 5.89%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of approximately $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain (loss) of $(1.1) million, $0.3 million and $0.4 million in fiscal years 2008, 2007 and 2006, respectively, and is included in operating income (loss) in our consolidated statements of operations. Our foreign exchange forward contracts have maturities of 30 days or less. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on May 31, 2008 and 2007 had a notional contract value, which approximates fair value, in U.S. dollars of approximately $7.0 million and $10.0 million, respectively, which settled within 30 days. We do not utilize derivative financial instruments for trading purposes.

Equity Price Risk

As of May 31, 2008 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palm, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Palm, Inc. and subsidiaries (the “Company”) as of May 31, 2008 and 2007, the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2007, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. As discussed in Note 16 to the consolidated financial statements, effective June 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

July 22, 2008

Palm, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended May 31,
	2008	2007	2006
Revenues	$1,318,691	$1,560,507	$1,578,509
Cost of revenues(*)	916,810	985,369	1,057,708

Gross profit	401,881	575,138	520,801

Operating expenses:
Sales and marketing(*)	229,702	248,685	205,794
Research and development(*)	202,764	190,952	136,243
General and administrative(*)	60,778	59,762	44,297
Amortization of intangible assets	3,775	1,981	4,589
Patent acquisition cost	5,000	—	—
Restructuring charges(*)	30,353	—	792
Gain on sale of land	(4,446)	—	—
In-process research and development	—	3,700	—
Legal settlements	—	—	23,775

Total operating expenses	527,926	505,080	415,490

Operating income (loss)	(126,045)	70,058	105,311
Impairment of non-current auction rate securities	(32,175)	—	—
Interest (expense)	(20,397)	(1,970)	(3,134)
Interest income	21,860	25,958	17,161
Other income (expense), net	(1,471)	(1,619)	(2,691)

Income (loss) before income taxes	(158,228)	92,427	116,647
Income tax provision (benefit)	(52,809)	36,044	(219,523)

Net income (loss)	(105,419)	56,383	336,170
Accretion of series B redeemable convertible preferred stock	5,516	—	—

Net income (loss) applicable to common shareholders	$(110,935)	$56,383	$336,170

Net income (loss) per common share:
Basic	$(1.05)	$0.55	$3.33

Diluted	$(1.05)	$0.54	$3.19

Shares used to compute net income (loss) per common share:
Basic	105,891	102,757	100,818

Diluted	105,891	104,442	105,745

(*) Costs and expenses include stock-based compensation as follows:
Cost of revenues	$1,716	$2,276	$13
Sales and marketing	6,607	6,012	656
Research and development	10,267	9,024	284
General and administrative	12,500	6,943	816
Restructuring charges	1,091	—	—

	$32,181	$24,255	$1,769

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	May 31, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$176,918	$128,130
Short-term investments	81,830	418,555
Accounts receivable, net of allowance for doubtful accounts of $1,169 and $3,172, respectively	116,430	204,335
Inventories	67,461	39,168
Deferred income taxes	82,011	135,906
Investment for committed tenant improvements	—	1,331
Prepaids and other	15,436	10,222

Total current assets	540,086	937,647

Restricted investments	8,620	—
Non-current auction rate securities	29,944	—
Land held for sale	—	60,000
Property and equipment, net	39,636	36,634
Goodwill	166,332	167,596
Intangible assets, net	61,048	76,058
Deferred income taxes	318,850	267,348
Other assets	15,746	2,719

Total assets	$1,180,262	$1,548,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$161,642	$196,155
Income taxes payable	1,088	62,006
Accrued restructuring	8,058	5,406
Provision for committed tenant improvements	—	1,331
Current portion of long-term debt	4,000	—
Other accrued liabilities	236,558	216,125

Total current liabilities	411,346	481,023

Non-current liabilities:
Long-term debt	394,000	—
Non-current tax liabilities	6,127	—
Other non-current liabilities	2,098	4,568

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized; outstanding: 325 shares and 0 shares, respectively; aggregate liquidation value: $325,000 and $0, respectively	255,671	—

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 108,369 shares and 103,796 shares, respectively	108	104
Additional paid-in capital	659,141	1,492,362
Accumulated deficit	(537,484)	(431,698)
Accumulated other comprehensive income (loss)	(10,745)	1,643

Total stockholders’ equity	111,020	1,062,411

Total liabilities and stockholders’ equity	$1,180,262	$1,548,002

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock	Additional Paid-In Capital	Unamortized Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, May 31, 2005	$99	$1,406,885	$(2,422)	$(824,251)	$712	$581,023
Components of comprehensive income:
Net income	—	—	—	336,170	—	336,170
Net unrealized loss on available-for- sale investments	—	—	—	—	(2,678)	(2,678)
Recognized losses included in earnings	—	—	—	—	1,190	1,190
Accumulated translation adjustments	—	—	—	—	92	92

Total comprehensive income	—	—	—	—	—	334,774

Common stock issued under stock plans, net	4	40,448	(1,894)	—	—	38,558
Stock-based compensation expense	—	337	1,564	—	—	1,901
Tax benefit from employee stock options	—	27,649	—	—	—	27,649

Balances, May 31, 2006	103	1,475,319	(2,752)	(488,081)	(684)	983,905
Components of comprehensive income:
Net income	—	—	—	56,383	—	56,383
Net unrealized gains on available-for- sale investments	—	—	—	—	1,522	1,522
Recognized gains included in earnings	—	—	—	—	(110)	(110)
Accumulated translation adjustments	—	—	—	—	915	915

Total comprehensive income	—	—	—	—	—	58,710

Common stock issued under stock plans, net	3	21,923		—	—	21,926
Stock-based compensation expense	—	21,503	2,752	—	—	24,255
Tax benefit from employee stock options	—	4,578	—	—	—	4,578
Shares repurchased and retired	(2)	(30,961)				(30,963)

Balances, May 31, 2007	104	1,492,362	—	(431,698)	1,643	1,062,411
Components of comprehensive loss:
Net loss	—	—	—	(105,419)	—	(105,419)
Net unrealized losses on available-for- sale investments	—	—	—	—	(1,261)	(1,261)
Net unrealized losses on non-current auction rate securities	—	—	—	—	(44,706)	(44,706)
Net recognized losses on non-current auction rate securities included in earnings	—	—	—	—	32,175	32,175
Net recognized gains on available-for-sale investments included in earnings	—	—	—	—	(68)	(68)
Accumulated translation adjustments	—	—	—	—	1,472	1,472

Total comprehensive loss	—	—	—	—	—	(117,807)

Common stock issued under stock plans, net	4	28,433		—	—	28,437
Stock-based compensation expense	—	32,181	—	—	—	32,181
Tax benefit from employee stock options	—	(3,663)	—	—	—	(3,663)
Cash distribution to stockholders	—	(949,691)	—	—	—	(949,691)
Discount recognized on issuance of series B redeemable convertible preferred stock	—	65,035	—	—	—	65,035
Accretion of series B redeemable convertible preferred stock	—	(5,516)	—	—	—	(5,516)
Adjustment to accumulated deficit due to adoption of FIN No. 48 (see Note 16)	—	—	—	(367)	—	(367)

Balances, May 31, 2008	$108	$659,141	$—	$(537,484)	$(10,745)	$111,020

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended May 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(105,419)	$56,383	$336,170
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	19,699	13,316	15,112
Stock-based compensation	32,181	24,255	1,769
Amortization of intangible assets	16,510	8,315	4,589
Amortization of debt issuance costs	1,834	—	—
In-process research and development	—	3,700	—
Deferred income taxes	(58,227)	11,313	(250,079)
Realized (gain) loss on equity investments and short-term investments	(68)	(110)	1,190
Excess tax benefit related to stock-based compensation	(40)	(5,241)	—
Tax benefit related to stock options	—	—	11,279
Realized gain on sale of land	(4,446)	—	—
Impairment of non-current auction rate securities	32,175	—	—
Changes in assets and liabilities:
Accounts receivable	89,312	2	(64,175)
Inventories	(28,147)	18,842	(22,466)
Prepaids and other	736	1,790	(745)
Accounts payable	(35,840)	11,654	48,781
Income taxes payable	3,033	16,421	12,302
Accrued restructuring	6,303	(1,803)	(8,191)
Other accrued liabilities	12,866	9,354	52,664

Net cash provided by (used in) operating activities	(17,538)	168,191	138,200

Cash flows from investing activities:
Purchase of brand name intangible asset	(1,500)	(44,000)	—
Purchase of property and equipment	(22,999)	(24,651)	(18,944)
Proceeds from sale of land	64,446	—	—
Cash paid for business acquisitions	(495)	(19,000)	—
Purchase of short-term investments	(517,104)	(682,882)	(773,011)
Purchase of restricted investments	(8,951)	—	—
Sales/maturities of short-term investments	777,917	671,623	599,719
Sale of restricted investments	331	—	775
Principal received from investment in non-current auction rate securities	250	—	—

Net cash provided by (used in) investing activities	291,895	(98,910)	(191,461)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	28,437	21,926	38,558
Purchase and subsequent retirement of common stock	—	(30,963)	—
Proceeds from issuance of series B redeemable convertible preferred stock, net	315,190	—	—
Excess tax benefit related to stock-based compensation	40	5,241	—
Proceeds from issuance of debt, net	381,107	—	—
Repayment of debt	(3,089)	(50,816)	—
Cash distribution to stockholders	(948,949)	—	—

Net cash provided by (used in) financing activities	(227,264)	(54,612)	38,558

Effects of exchange rate changes on cash and cash equivalents	1,695	—	—
Change in cash and cash equivalents	48,788	14,669	(14,703)
Cash and cash equivalents, beginning of period	128,130	113,461	128,164

Cash and cash equivalents, end of period	$176,918	$128,130	$113,461

Supplemental cash flow information:
Cash paid for income taxes	$3,391	$8,900	$5,878

Cash paid for interest	$18,042	$1,741	$1,766

Non-cash investing and financing activities:
Liability for property and equipment acquired	$3,334	$2,309	$—

See notes to consolidated financial statements.

Palm, Inc.

Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

Palm, Inc. or Palm or the Company, is a leading provider of mobile products that enhance the lifestyles of individual users and business customers worldwide.

Palm was incorporated in 1992 as Palm Computing, Inc. In 1995, the Company was acquired by U.S. Robotics Corporation. In 1996, the Company sold its first handheld computer, quickly establishing a significant position in the handheld computer industry. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate the handheld computer business from 3Com’s business to form an independent, publicly-traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system, or OS, business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, Palm acquired Handspring, Inc., or Handspring, and changed the Company’s name to palmOne, Inc., or palmOne.

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

In October 2007, the Company sold 325,000 shares of Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P. in exchange for $325.0 million (see Note 13 to the consolidated financial statements). On an as-converted basis, these shares represented approximately 27% of the voting shares outstanding of the Company at the close of the transaction. The Company utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt (see Note 11 to the consolidated financial statements), to finance a $9.00 per share one-time cash distribution of approximately $948.9 million to shareholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Elevation Partners has the right to elect two members to Palm’s Board of Directors (see Note 13 to the consolidated financial statements) and Palm adjusted outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards (see Note 15 to the consolidated financial statements).

Note 2.    Significant Accounting Policies

Fiscal Year

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, 2008. Fiscal years 2008, 2007 and 2006 each contained 52 weeks. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. Palm bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in

Palm’s balance sheets and the amounts of revenues and expenses reported for each of Palm’s fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, impairment of non-current auction rate securities, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

The prior year balances for interest (expense), interest income and other income (expense), net have been reported as separate line items, rather than a combined total, to conform to the current year presentation. This change in presentation had no impact on previously reported results.

Cash Equivalents, Short-Term Investments and Non-Current Auction Rate Securities

Cash equivalents are highly liquid debt investments acquired with remaining maturities of three months or less. Short-term investments are highly liquid debt investments and United States Treasury securities with original maturities at the date of purchase of greater than three months. Non-current auction rate securities, or ARS, are debt investments with original maturities at the date of purchase greater than three months which are not currently liquid.

Palm accounts for cash equivalents, short-term investments and non-current ARS in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Palm determined the appropriate classification of all cash equivalents, short-term investments and non-current ARS was “available-for-sale” since the time of purchase through May 31, 2008. As such, as of May 31, 2008 and 2007, all of Palm’s cash equivalents, short-term investments and non-current ARS were reported at fair value.

Palm uses the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. Realized gains and losses are included in other income (expense), net. Premiums and discounts are amortized over the period from acquisition to maturity and are included in other income (expense), net along with interest and dividends.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on Palm’s assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially subject Palm to credit risk consist of cash, cash equivalents and short-term investments which are invested in highly liquid instruments in accordance with Palm’s investment policy. In addition, Palm is subjected to credit risk through its investments in ARS, which are debt investments with original maturities at the date of purchase greater than three months which are not currently liquid. Palm sells the majority of its products through wireless carriers, distributors, retailers and resellers. Palm generally sells on open account and performs periodic credit evaluations of its customers’ financial condition.

The following individual customers accounted for 10% or more of total revenue for the years ended May 31, 2008, 2007 and 2006:

	Years Ended May 31,
	2008	2007	2006
Sprint Corporation	41%	24%	14%
Verizon Wireless	13%	18%	30%
AT&T, Inc.	11%	14%	11%

The following individual customers accounted for 10% or more of net accounts receivable as of May 31, 2008 and/or 2007:

	May 31,
	2008	2007
Sprint Corporation	33%	36%
AT&T, Inc.	15%	15%
Brightstar Corporation	13%	7%
Verizon Wireless	2%	12%

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

Investments for Committed Tenant Improvements

Investments for committed tenant improvements consisted of money market funds. These investments were carried at cost, which approximated fair value, and were restricted as to withdrawal to satisfy the corresponding obligation, provision for committed tenant improvements. Investments for committed tenant improvements were held in brokerage accounts in Palm’s name.

Land Held for Sale, Property and Equipment

Property and equipment are stated at cost. Costs related to internal use software are capitalized in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years). Land held for sale was held at cost reduced by impairment charges recorded in prior years as the result of declines in market value. (See Note 5 to consolidated financial statements.)

Goodwill and Intangible Assets

Palm evaluates the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within Palm’s single reporting segment. A goodwill impairment loss is recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating intangible assets for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Equity Investments

Investments in equity securities with readily available fair values are considered available-for-sale and recorded at fair value with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for which Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded in other assets at fair value, which is the current adjusted cost basis, or $1.0 million as of May 31, 2008 and 2007. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to other income (expense), net when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA SOP No. 97-2, Software Revenue Recognition, as amended. Palm recognizes revenues from sales of mobile products under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to Palm’s customers are subject to agreements allowing for limited rights of return, price protection and rebates. Accordingly, revenue is reduced for Palm’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. The reserves for price protection and rebates are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of end users that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. Actual claims for returns, price protection and rebates may vary over time and could differ from management’s estimates.

Revenue from software arrangements with end users of Palm’s devices is recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, Palm allocates revenue to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Palm defers the portion of the arrangement fee equal to the fair value of the undelivered elements until they are delivered.

Royalty Obligations

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors.

Advertising

Advertising costs are expensed as incurred and were $113.2 million, $116.3 million and $90.1 million for fiscal years 2008, 2007, and 2006, respectively. Included within total advertising costs are marketing development funds paid to wireless carriers and channel customers for which Palm receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenue is recognized.

Warranty Costs

Palm accrues for warranty costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and any known warranty issues.

Restructuring Costs

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. In conjunction with the Handspring acquisition, Palm accrued for restructuring costs in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), Palm accrued for restructuring costs when it made a commitment to a firm exit plan that specifically identified all significant actions to be taken. Palm records initial restructuring charges based on assumptions and related estimates it deems appropriate for the economic environment at the time these estimates are made. Palm reassesses restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and records new restructuring accruals as liabilities are incurred.

Income Taxes

Income tax expense (benefit) for the years ended May 31, 2008, 2007 and 2006 is based on pre-tax financial accounting income or loss. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards, deferred expenses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

Palm does not provide U.S. income taxes on undistributed earnings of its foreign subsidiaries that it expects to permanently reinvest in operations outside the U.S.

Palm accounts for uncertain tax positions in accordance with Financial Accounting Standards Board, or FASB, Financial Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Accordingly, Palm reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Palm recognizes interest and penalties, if any, related to income tax benefits in income tax expense.

Foreign Currency Translation

For non-U.S. subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, monthly, at exchange rates as of the balance sheet date, and revenues, expenses, gains and losses are translated, monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments are included as a component of other comprehensive income (loss). The net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain (loss) of approximately $(1.1) million, $0.3 million and $0.4 million in fiscal years 2008, 2007 and 2006, respectively, and are included in operating income (loss) in Palm’s consolidated statements of operations.

For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses and property and equipment, which are translated at historical exchange rates. Fluctuations in exchange rates during fiscal year 2008 for Palm’s foreign currency denominated assets and liabilities resulted in an increase in cash flows of approximately $1.7 million for fiscal year 2008. Prior year amounts were not significant.

Derivative Instruments

Palm conducts business on a global basis in several currencies. As such, Palm is exposed to movements in foreign currency exchange rates. Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 30 days or less. Palm did not enter into derivatives for speculative or trading purposes or to hedge expected future cash flows during the years ended May 31, 2008, 2007 and 2006.

Stock-Based Compensation

Effective June 1, 2006, Palm adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the requisite service period on a straight-line basis. Palm’s share-based awards include stock options, restricted stock awards, performance shares, or restricted stock units, and Palm’s Employee Stock Purchase Plan.

Prior to the adoption of SFAS No. 123(R), Palm applied the intrinsic value method set forth in Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, to calculate the compensation expense for share-based awards. Under APB No. 25, when the exercise price of Palm’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recorded. In addition, Palm applied the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair value based method had been applied in measuring compensation expense. For restricted stock awards and restricted stock units, the valuation and calculation of compensation expense under APB No. 25 and SFAS No. 123(R) is the same.

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and to any outstanding share-based awards that were issued but not vested as of June 1, 2006. Accordingly, Palm’s consolidated financial statements for the year ended May 31, 2006 have not been restated to reflect the impact of SFAS No. 123(R). Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Net Income (Loss) Per Share

Palm follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic and diluted earnings per share is then calculated by dividing income allocable to common shareholders (after the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, the earnings per common share amounts only pertain to Palm’s common stock.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the fiscal years ended May 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Years Ended May 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(105,419)	$56,383	$336,170
Effect of dilutive securities:
Accretion of series B redeemable convertible preferred stock	5,516	—	—

Numerator for basic net income (loss) per common share	(110,935)	56,383	336,170
Interest expense on convertible debt, net of taxes	—	—	1,050

Numerator for diluted net income (loss) per common share	$(110,935)	$56,383	$337,220

Denominator:
Shares used to compute basic net income (loss) per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	105,891	102,757	100,818
Effect of dilutive securities:
Restricted stock awards subject to repurchase	—	14	41
Stock options and employee stock purchase plan	—	1,659	3,802
Restricted stock units	—	12	—
Series B redeemable convertible preferred stock	—	—	—
Convertible debt	—	—	1,084

Shares used to compute diluted net income (loss) per common share	105,891	104,442	105,745

Basic net income (loss) per common share	$(1.05)	$0.55	$3.33

Diluted net income (loss) per common share	$(1.05)	$0.54	$3.19

For the year ended May 31, 2008, approximately 18,851,000 weighted average options to purchase Palm common stock and 23,015,000 weighted average shares of the Series B Preferred Stock (calculated using the “if converted” method) were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. Under the “if converted” method, the Series B Preferred Stock is assumed to be converted to shares at a conversion price of $8.50 and accretion related to the Series B Preferred Stock is added back to net income (loss). Weighted average options to purchase Palm common stock of approximately 11,020,000 and 3,502,000 for the fiscal years ended May 31, 2007 and 2006, respectively, were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounted for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt is added back to net income. During fiscal year 2007, Palm retired its outstanding convertible debt. For the fiscal year ended May 31, 2007, approximately 1,084,000 shares of convertible debt were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus net unrealized gain (loss) on investments, net unrealized loss on non-current ARS, recognized (gains) losses included in earnings, recognized losses on non-current ARS and accumulated foreign currency translation adjustments and is presented in the statement of stockholders’ equity and comprehensive income (loss).

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. Palm is required to adopt SFAS No. 157 to account for its financial assets and liabilities for the fiscal year beginning June 1, 2008. Palm is required to adopt SFAS No. 157 to account for certain nonfinancial assets and liabilities for the fiscal year beginning June 1, 2009. Palm is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated financial statements, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes Palm elects for similar types of assets and liabilities. Palm is required to adopt SFAS No. 159 for the fiscal year beginning June 1, 2008. Palm is currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Palm is required to adopt SFAS No. 141(R) for the fiscal year beginning June 1, 2009. Palm does not expect the adoption of SFAS 141(R) to have an impact on Palm’s historical financial position or results of operations at the time of adoption.

Note 3.    Cash and Available-For-Sale and Restricted Investments and Non-Current Auction Rate Securities

Palm’s cash and available-for-sale and restricted investments and non-current auction rate securities are as follows (in thousands):

	May 31, 2008			May 31, 2007
	Cost	Net Unrealized Gain/(Loss)	Carrying Value	Cost	Net Unrealized Gain/(Loss)	Carrying Value
Cash	$60,916	$—	$60,916	$65,279	$—	$65,279
Cash equivalents, money market funds	116,002	—	116,002	62,851	—	62,851

Total cash and cash equivalents	$176,918	$—	$176,918	$128,130	$—	$128,130

Short-term investments:
Corporate notes/bonds	$7,044	$(1,768)	$5,276	$234,875	$2	$234,877
Federal government obligations	76,650	(96)	76,554	127,211	(531)	126,680
State and local government obligations	—	—	—	47,200	—	47,200
Foreign corporate notes/bonds	—	—	—	9,805	(7)	9,798

Total short-term investments	$83,694	$(1,864)	$81,830	$419,091	$(536)	$418,555

Investment for committed tenant improvements, money market funds	$—	$—	$—	$1,331	$—	$1,331

Restricted investments:
Money market funds	$8,046	$—	$8,046	$—	$—	$—
Certificates of deposit	574	—	574	—	—	—

Total restricted investments	$8,620	$—	$8,620	$—	$—	$—

Non-current auction rate securities, corporate notes/bonds	$42,475	$(12,531)	$29,944	$—	$—	$—

The following table summarizes the cost and carrying value, which approximates fair value, of debt securities classified as short-term investments based on stated maturities as of May 31, 2008 (in thousands):

	Cost	Carrying Value
Short-term investments
Due within one year	$5	$5
Due within two years	76,670	76,573
Due within three years	—	—
Due after three years	7,019	5,252

Total short-term investments	$83,694	$81,830

Due to the short-term nature of these investments, the carrying value approximates fair value. The unrealized losses on these investments were primarily due to uncertainties and recent illiquidity in the credit market and are considered to be temporary in nature.

The net unrealized losses for short-term investments for fiscal year 2008 are $1.9 million. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities classified as short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate notes/bonds	$1,370	$(608)	$3,808	$(1,160)	$5,178	$(1,768)
Federal government obligations	76,554	(96)	—	—	76,554	(96)

	$77,924	$(704)	$3,808	$(1,160)	$81,732	$(1,864)

The net unrealized losses above for fiscal year 2007 of $0.5 million are net of unrealized gains of $0.4 million. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate notes/bonds	$36,156	$(170)	$4,915	$(42)	$41,071	$(212)
Federal government obligations	67,804	(422)	34,793	(314)	102,597	(736)
Foreign corporate notes/bonds	1,326	(6)	526	(12)	1,852	(18)

	$105,286	$(598)	$40,234	$(368)	$145,520	$(966)

Palm holds a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of Palm’s holdings in ARS investments and, during fiscal year 2008, auctions for Palm’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with Palm’s investment policy at the time of acquisition. Palm currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. During fiscal year 2008, Palm reclassified the entire ARS investment balance from short-term investments to non-current auction rate securities on its consolidated balance sheet because of Palm’s inability to determine when its investments in ARS would settle. Palm has also modified its current investment strategy and increased its investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While Palm continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. The estimated fair value of ARS no longer approximates par value.

Palm has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of May 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of May 31, 2008 Palm determined there was a decline in the fair value of its ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

Palm reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and Securities Exchange Commission, or SEC, in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. The primary differentiating factors considered by Palm to classify its impairments between temporary and other-than-temporary impairment are the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Palm to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Note 4.    Inventories

Inventories consist of the following (in thousands):

	May 31,
	2008	2007
Finished goods	$65,263	$37,736
Work in process and raw materials	2,198	1,432

	$67,461	$39,168

Note 5.    Land Held for Sale

In August 2005, Palm entered into an agreement with a real-estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Palm reclassified the land as land held for sale at that time. The sale closed in June 2007, and during the first quarter of fiscal year 2008 Palm received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

Note 6.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31,
	2008	2007
Equipment and internal use software	$107,342	$99,208
Leasehold improvements	17,495	17,708
Furniture and fixtures	1,381	1,404

Total	126,218	118,320
Accumulated depreciation and amortization	(86,582)	(81,686)

	$39,636	$36,634

Note 7.    Business Combinations

During October 2007, Palm acquired substantially all of the assets of a corporation focused on developing solutions to enhance the performance of web applications. Palm acquired these assets in an all-cash transaction and agreed to the purchase price based on arm’s length negotiations. Palm expects this acquisition to accelerate the development of future products. The purchase price of approximately $0.5 million was comprised of approximately $0.5 million in cash, of which $0.1 million was deposited with an escrow agent pursuant to the terms of the escrow agreement, and less than $0.1 million in direct transaction costs. This acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, or SFAS No. 141. Palm has performed a valuation and determined that the respective fair value of the assets acquired, using a discounted cash flow approach, was de minimus. As a result, goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired, was approximately $0.5 million and is expected to be fully deductible for tax purposes.

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. Palm expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate were comprised of $19.0 million in cash, of which $2.5 million was deposited with an escrow agent pursuant to the terms of escrow agreements and $0.2 million in direct transaction costs. These acquisitions were each accounted for as a purchase in accordance with SFAS No. 141. Palm performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. Palm acquired $14.6 million of intangible assets, consisting of $13.7 million in core technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of approximately 79 months. Additionally, approximately $3.7 million of the purchase prices represented in-process research and development that had not yet reached technological feasibility, had no future alternative use and was charged to operations at the time of acquisition. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, was approximately $0.9 million and is expected to be fully deductible for tax purposes.

The results of operations for these acquisitions have been included in Palm’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

Note 8.    Goodwill

Palm accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As defined by SFAS No. 142, Palm identified two reporting units and allocated goodwill to each unit. During the fourth quarter of fiscal years 2008 and 2007, Palm completed its annual impairment test, and there was no impairment indicated.

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2006	$166,538
Acquisition of businesses (see Note 7)	916
Goodwill adjustments	142

Balance, May 31, 2007	167,596
Acquisition of business (see Note 7)	495
Goodwill adjustments	(1,759)

Balance, May 31, 2008	$166,332

Goodwill increased during fiscal year 2007 due to the acquisition of the assets of two sole proprietorships resulting in goodwill of approximately $0.9 million and during fiscal year 2008 due to the acquisition of a corporation resulting in goodwill of approximately $0.5 million. In addition, Palm made other adjustments to goodwill relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities of approximately $0.1 million for the year ended May 31, 2007 and approximately $(1.8) million for the year ended May 31, 2008. Palm will continue to adjust goodwill as required for changes in tax associated with the Handspring acquisition.

Note 9.    Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		May 31, 2008
	Weighted Average Amortization Period (months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(4,166)	$24,534
Palm OS Garnet license	60	44,000	(18,900)	25,100
Acquisition related (see Note 7):
Core technology	83	13,670	(2,562)	11,108
Contracts and customer relationships	12	400	(400)	—
Non-compete covenants	36	520	(214)	306

		$87,290	$(26,242)	$61,048

		May 31, 2007
	Weighted Average Amortization Period (months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	240	$27,200	$(2,777)	$24,423
Palm OS Garnet license	60	44,000	(6,300)	37,700
Acquisition related (see Note 7):
Core technology	83	13,670	(512)	13,158
Contracts and customer relationships	12	400	(100)	300
Non-compete covenants	36	520	(43)	477

		$85,790	$(9,732)	$76,058

Amortization expense related to intangible assets was $16.5 million, $8.3 million and $4.6 million for the years ended May 31, 2008, 2007 and 2006, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
2009	$15,034
2010	9,391
2011	8,565
2012	5,961
2013	3,361
Thereafter	18,736

$61,048

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

Note 10.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2008	2007
Payroll and related expenses	$20,639	$27,877
Rebates	64,929	44,630
Royalty obligations	34,546	29,414
Product warranty	40,185	41,087
Marketing development expenses	18,134	26,050
Other	58,125	47,067

	$236,558	$216,125

Note 11.    Long-Term Debt

In October 2007, Palm entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver.

The Term Loan matures in April 2014, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of May 31, 2008, the interest rate was based on 1-month LIBOR plus 3.50%, or 5.89%. The principal is payable at 1% of the original balance per annum for the first five and a half years in equal quarterly installments, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, Palm is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of May 31, 2008, Palm has not used the Revolver.

The proceeds received from the Term Loan, net of issuance costs paid, were approximately $381.1 million. Total debt issuance costs of approximately $18.9 million, comprised of underwriting fees, a solvency opinion, credit rating fees and administrative agent fees, have been capitalized and will be amortized to interest expense over the life of the debt. For the fiscal year ended May 31, 2008, total debt issuance costs of approximately $1.8 million were amortized to interest expense.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal year beginning with fiscal year 2008, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. During fiscal year ended May 31, 2008, Palm was not required to make any mandatory prepayments on its Term Loan. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 103% in the first year, (ii) 102% in the second year, and (iii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

The Credit Agreement permits Palm to add one or more incremental term loan facilities and/or increase commitments under the Revolver up to $25 million, subject to certain restrictions.

The Term Loan and Revolver contain restrictions on Palm’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders (except the $9.00 per share distribution described in Note 12 to the consolidated financial statements), and (vii) engage in transactions with affiliates. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of Palm’s present and future assets.

As of May 31, 2008, $398.0 million and $0 were outstanding under the Term Loan and Revolver, respectively. Future loan payments are as follows (in thousands):

Years Ended May 31,
2009	$4,000
2010	4,000
2011	4,000
2012	4,000
2013	4,000
Thereafter	378,000

$398,000

Note 12.    Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Years Ended May 31,	Operating
2009	$11,491
2010	11,302
2011	10,773
2012	2,411

$35,977

Rent expense was $10.2 million, $11.0 million and $9.5 million for fiscal years 2008, 2007 and 2006, respectively. In conjunction with its restructuring activities, Palm is subleasing certain excess space, the proceeds from which would partially offset Palm’s future minimum lease commitments. The estimated sublease income is not deducted from the above table of future minimum lease payments. Future minimum lease receivables under subleases are as follows (in thousands):

Years Ended May 31,
2009	$3,894
2010	3,936
2011	3,912
2012	1,249

$12,991

Sublease income was approximately $3.8 million, $3.9 million and $3.1 million for fiscal years 2008, 2007 and 2006, respectively. Although Palm has subleased its excess facilities, Palm continues to be the primary obligor for the commitments above.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, Palm agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of May 31, 2008, Palm had made payments totaling $26.6 million. The remaining amount due under the agreement was $15.1 million as of May 31, 2008.

In May 2005, Palm acquired PalmSource’s 55 percent share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The amortization of the discount reported in interest expense for the years ended May 31, 2008 and 2007 was approximately $0.4 million and $0.9 million, respectively. The remaining amount due to PalmSource under this agreement was $7.5 million as of May 31, 2008.

During fiscal year 2008, Palm entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million (net present value of $3.5 million). Under the terms of the agreement, Palm agreed to make quarterly payments from September 2008 through December 2009. The remaining amount due under the agreement was $3.7 million as of May 31, 2008.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of May 31, 2008 Palm had made payments totaling $1.9 million under the agreement. The amortization of the discount reported in interest expense for the years ended May 31, 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively. The remaining amount due under the agreement was $1.4 million as of May 31, 2008.

During February and October 2007, Palm acquired the assets of several businesses. Under the purchase agreements, Palm agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of May 31, 2008, Palm had made payments totaling approximately $2.0 million under the purchase agreements. The remaining amount due under these agreements was $6.1 million as of May 31, 2008.

In October 2007, Palm declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a cash payout of approximately $948.9 million during fiscal year 2008. Of the shares outstanding on this date, approximately 0.1 million were restricted stock awards that had not yet vested. As a result, Palm recorded a distribution liability of approximately $1.1 million at the end of the second quarter of fiscal year 2008, which will be paid out as the related shares vest, ending in the fourth quarter of fiscal year 2010. As of May 31, 2008, Palm had a remaining liability of approximately $0.7 million. Approximately $0.4 million of this amount is classified in other accrued liabilities in the consolidated balance sheet and approximately $0.3 million is classified within other non-current liabilities.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has accrued royalty obligations of $43.7 million as of May 31, 2008, including estimated royalties of $34.5 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2008 or on the results reported for the year then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2008, Palm’s cancellable and non-cancellable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were approximately $234.1 million.

In October 2005, Palm entered into a three-year, $30.0 million revolving credit line with Comerica Bank. As of May 31, 2007, Palm had used the revolving credit line with Comerica Bank to support the issuance of letters of credit totaling $9.1 million. During the second quarter of fiscal year 2008, Palm closed this revolving credit line in conjunction with concluding the new Credit Agreement (see Note 11 to the consolidated financial statements) and cash collateralized the outstanding letters of credit. As of May 31, 2008, Palm had approximately $8.6 million in restricted investments, which are collateral for outstanding letters of credit.

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 28 days or less. As of May 31, 2008, Palm’s outstanding notional contract value, which approximates fair value, was approximately $7.0 million which settled within 28 days. Palm does not enter into derivatives for speculative or trading purposes.

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

Palm defends and indemnifies its current and former directors and certain of its current and former officers from third-party claims. Certain costs incurred for providing such defense and indemnification may be recoverable under various insurance policies. Palm is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of its obligations and the unique facts and circumstances involved in any situation that might arise.

Palm’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty accrual are (in thousands):

	Years Ended May 31,
	2008	2007
Balance, beginning of period	$41,087	$42,909
Payments made	(109,804)	(77,958)
Accrual related to product sold during the period	101,880	80,616
Change in estimated liability for pre-existing warranties	7,022	(4,480)

Balance, end of period	$40,185	$41,087

Note 13.    Series B Redeemable Convertible Preferred Stock

On October 24, 2007, Elevation Partners L.P. invested $325.0 million in Palm in exchange for 325,000 shares of Palm’s Series B Preferred Stock. The Series B Preferred Stock reflected a discount of approximately $9.8 million, related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. During the year ended May 31, 2008, the accretion of the Series B Preferred Stock was approximately $5.5 million.

The holders of the Series B Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock will be entitled to vote on all matters which the holders of Palm’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date. In addition, holders of a majority of the Series B Preferred Stock are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation Partners L.P. and its permitted assigns, on an as-converted basis. As of May 31, 2008, the Series B Preferred Stock was entitled to designate two directors.

Dividends: Subject to certain exceptions for stock dividends and distributions of rights under Palm’s rights plan, the Series B Preferred Stock will entitle its holders to receive, on an as-converted basis, the same type and amount of dividend or distribution to be made to holders of Palm’s common stock. In addition, if Palm fails to respect certain obligations under the certificate of designation for the Series B Preferred Stock, then Palm will be required to pay an additional cash dividend on each share of Series B Preferred Stock at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus four percent.

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

Conversion: As of May 31, 2008, each share of Series B Preferred Stock is convertible into approximately 117.65 shares of Palm’s common stock at the option of the holder, or a total of 38,235,294 shares on an as-converted basis, reflecting a conversion price of $8.50 per share. After the third anniversary, or October 24, 2010, Palm may cause all of the Series B Preferred Stock to be converted into Palm’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty day period) is at least 180% of the then applicable conversion price.

Redemption: The Series B Preferred Stock provides for the mandatory redemption of any outstanding Series B Preferred Stock on October 24, 2014, at the liquidation preference.

Other: The purchase agreement requires the prior vote or written consent of the holders of Series B Preferred Stock before Palm may engage in certain actions impacting the issued or authorized amounts or the rights, preferences, powers, or privileges of the Series B Preferred Stock.

On October 24, 2007, just prior to the consummation of the transaction, the closing price of Palm’s common stock, adjusted for the $9.00 per share distribution, was $10.18 per share, and the conversion price of the Series B Preferred Stock was $8.50 per share. Because the adjusted closing price of the common stock on October 24, 2007 was greater than the conversion price, $65.0 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series B Preferred Stock, computed as the difference between the adjusted closing price of Palm’s common stock on October 24, 2007 and the conversion price of $8.50 per share multiplied by the number of shares of common stock into which the Series B Preferred Stock was convertible and the $0.8 million issuance costs paid to Elevation Partners. The amount allocated to the beneficial conversion feature and recorded as a discount to the Series B Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over seven years.

Palm has agreed to provide the holders of Series B Preferred Stock piggyback registration rights in certain circumstances.

No dividends were declared or were in arrears on the Series B Preferred Stock as of May 31, 2008. However, the accretion of the discounts on the Series B Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross proceeds	$325,000
Beneficial conversion feature	(65,035)
Issuance costs	(9,784)

Net series B redeemable convertible preferred stock at issuance	250,181
Issuance costs	(26)
Accretion of series B redeemable convertible preferred stock	5,516

Balance, May 31, 2008	$255,671

Note 14.    Stockholders’ Equity

Preferred Stock

Palm’s Board of Directors has the authority to issue up to 125,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. A total of 325,000 shares of Series B Preferred Stock were outstanding as of May 31, 2008 (see Note 13 to the consolidated financial statements). No shares of Series A preferred stock were outstanding as of May 31, 2008 and 2007.

Stockholder Rights Plan

In November 2000, the Board of Directors approved a preferred stock rights agreement and issued a dividend of one right to purchase one one-thousandth of a share of Palm’s Series A Participating Preferred Stock for each share of common stock outstanding as of November 6, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of Palm. In June and October 2007, Palm amended the preferred stock rights agreement for the Recapitalization Transaction. The amendment provides that neither the purchase of Series B Preferred Stock nor the conversion thereof into common stock or other transactions will trigger the separation or exercise of the rights or any adverse event under the rights of the agreement.

Stock Repurchase Program

In September 2006, Palm’s Board of Directors authorized a stock buyback program for Palm to repurchase up to $250.0 million of its common stock. The program allows Palm to repurchase its shares at its discretion, depending on market conditions, share price and other factors.

The stock repurchase program is designed to return value to Palm’s stockholders and minimize dilution from stock issuance. The program will be funded using Palm’s existing cash balance and future cash flows. The share repurchases will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.

During fiscal year 2008, Palm did not repurchase any shares of common stock through open market purchases. During fiscal year 2007, Palm repurchased 2,154,000 shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during fiscal year 2007. The repurchased shares have been subsequently retired.

Note 15.    Stock-Based Compensation

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and to any outstanding share-based awards that were issued but not vested as of June 1, 2006. Prior to the adoption of SFAS No. 123(R), Palm applied the intrinsic value method set forth in APB No. 25 to calculate the compensation expense for share-based awards. Accordingly, Palm’s consolidated financial statements for the year ended May 31, 2006 have not been restated to reflect the impact of SFAS No. 123(R).

As of May 31, 2008, Palm has three share-based employee compensation plans out of which Palm grants new awards: the 1999 Employee Stock Purchase Plan, the 1999 Stock Plan, and the 2001 Stock Option Plan for Non-employee Directors.

1999 Employee Stock Purchase Plan

Palm has an employee stock purchase plan, or ESPP, under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees can purchase shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, whichever price is lower, over a two-year period. The ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year or approximately 1,480,000 shares, or a lesser amount as may be determined by the Board of Directors. The number of shares authorized for issuance is limited to a total of 3,000 shares per participant per purchase period. Under the terms of the ESPP, at each purchase date, the exercise price of an outstanding subscription is automatically reset to 85% of the current stock price for the next purchase if the current price of the stock is less than the original subscription price. These repricings are accounted for as a modification to the original offer, resulting in additional expense to be recognized over the term of the new offering. All participants in the reset offering are enrolled in the new offering. As of May 31, 2008, approximately 7,837,000 shares were reserved for future issuance under the ESPP, which increased to approximately 9,317,000 shares on June 1, 2008 pursuant to the annual plan increase previously described.

Stock Option Plans

Under the 1999 Stock Plan, Palm may grant restricted stock awards, stock appreciation rights, performance units, restricted stock units, and options to purchase shares of common stock to employees, directors and consultants. The stock option plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. As of May 31, 2008, 23,333,000 shares of common stock have been reserved for issuance and 5,919,000 are available for future grant under the stock option plan, which increased to approximately 11,337,000 shares on June 1, 2008 pursuant to the annual plan increase described above. Stock options are generally granted at not less than the fair market value on the date of grant, typically vest over a four-year period and generally expire seven to ten years after the date of grant. Palm also grants restricted stock awards, under which shares of common stock are issued at par value to key employees and officers, subject to vesting restrictions. Restricted stock issued under the plan generally vests annually over two to four years but is considered outstanding at the time of grant. Restricted stock units are granted at par value to employees, officers and directors, subject to vesting restrictions. Restricted stock units issued under the plan generally vest annually over four years.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions and an inducement award granted in connection with our Recapitalization Transaction under the Marketplace Rules of the Nasdaq Stock Market. Except for shares of Palm common stock underlying the options outstanding under these plans (4,342,000 shares as of May 31, 2008), there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans under certain circumstances to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans.

2001 Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a three-year period. Palm also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made. As of May 31, 2008, 1,324,000 shares of common stock have been reserved for issuance under the director stock option plan and approximately 733,000 shares of common stock were available for future grant.

Determining Fair Value

Palm relies primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by Palm’s stock price as well as assumptions regarding a number of complex variables. These variables include Palm’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

Palm estimates the expected term of options granted based on historical time from vesting until exercise and the expected term of employee stock purchase plan shares using the average life of the purchase periods under each offering. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of Palm’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and Palm’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in Palm’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted and employee stock purchase plan shares during the years ended May 31, 2008, 2007 and 2006 are provided below:

	Years Ended May 31,
Assumptions applicable to stock options:	2008	2007	2006
Risk-free interest rate	3.6%	4.7%	4.3%
Volatility	37%	42%	75%
Option term (in years)	3.2	3.5	3.5
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$2.63	$5.18	$7.90

	Years Ended May 31,
Assumptions applicable to employee stock purchase plan:	2008	2007	2006
Risk-free interest rate	2.1%	4.8%	4.6%
Volatility	52%	47%	75%
Option term (in years)	1.3	1.3	1.2
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$1.78	$5.51	$8.01

In September 2007, Palm stockholders approved amendments to the Board of Director stock option plans and the Handspring stock option plans, which were assumed in connection with a merger, to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. In accordance with SFAS No. 123(R), Palm performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007 adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that approximately 180 awards had approximately $8.2 million of incremental fair value. During the year ended May 31, 2008, approximately $8.0 million of this amount was recorded as stock-based compensation expense related to the modification of options that had already vested. The remaining approximately $0.2 million will be amortized relative to the vesting period of the affected stock options, which is expected to be the next 2.3 years.

Upon the closing of the Recapitalization Transaction, all outstanding options and restricted stock units, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007. The fair value of the modified awards was calculated using a Trinomial Lattice simulation model as described above, and compared to the fair value of the options outstanding just prior to the transaction. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on October 24, 2007 adjusted for the $9.00 per share distribution, or $10.18, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that approximately 60 awards had incremental fair value of less than $0.1 million which will be amortized relative to the vesting period of the affected stock options, which is expected to be the next three months.

During the second quarter of fiscal year 2008, Palm granted approximately 1.0 million stock options, 0.7 million restricted stock units and 0.2 million restricted stock awards with vesting based on market conditions, or performance of Palm’s stock price. The Geometric Brownian Motion simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The use of the Geometric Brownian Motion simulation model requires a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and inputs such as the stock and strike prices. For the awards granted during the second quarter of fiscal year 2008, Palm used the following key assumptions and inputs: volatility of 37%, risk-free interest rate of 4.1%, dividend yield of 0.0% and stock and strike prices of $8.91, the closing stock price on the date of grant. The weighted average fair value of the stock options was $2.62 per share, of the restricted stock units was $5.71 per share and of the restricted stock awards was $7.00 per share.

Palm uses straight-line attribution as its expensing method of the value of share-based compensation for options and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Stock-Based Compensation Expense

Stock-based compensation expense for the years ended May 31, 2008 and 2007 includes (i) compensation expense for stock options granted prior to June 1, 2006 but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), (iii) compensation expense related to the modification of awards, (iv) compensation expense for Palm’s ESPP, (v) compensation expense for restricted stock awards that are not yet vested based on the grant date intrinsic value and (vi) compensation expense for restricted stock units that are not yet vested based on the grant date intrinsic value.

Total stock-based compensation recognized on Palm’s consolidated statement of operations for the year ended May 31, 2008 is as follows (in thousands):

	Options	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Statement of operations classifications:
Cost of revenues	$1,240	$211	$—	$265	$1,716
Sales and marketing	5,115	743	82	667	6,607
Research and development	7,204	1,286	—	1,777	10,267
General and administrative	10,298	321	996	885	12,500
Restructuring charges	845	—	—	246	1,091

	$24,702	$2,561	$1,078	$3,840	$32,181

Total stock-based compensation recognized on Palm’s consolidated statement of operations for the year ended May 31, 2007 is as follows (in thousands):

	Options	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Statement of operations classifications:
Cost of revenues	$1,922	$340	$—	$14	$2,276
Sales and marketing	4,680	1,113	82	137	6,012
Research and development	7,079	1,813	16	116	9,024
General and administrative	5,603	481	779	80	6,943

	$19,284	$3,747	$877	$347	$24,255

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

Income Tax Benefits Recorded in Stockholders’ Equity

The total income tax benefit realized from stock option exercises and ESPP rights for the years ended May 31, 2008 and 2007 was approximately $3.7 million and approximately $4.6 million, respectively.

In accordance with SFAS No. 123(R), Palm has presented tax benefits for deductions in excess of the compensation cost recognized for those options as financing cash flows.

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if Palm had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation during the year ended May 31, 2006 (in thousands, except per share amounts):

Year Ended May 31, 2006
Net income, as reported	$336,170
Add: Stock-based compensation included in reported net income, net of related tax effects	1,769
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(21,672)

Pro forma net income	$316,267

Net income per share, as reported—basic	$3.33

Net income per share, as reported—diluted	$3.19

Pro forma net income per share—basic	$3.14

Pro forma net income per share—diluted	$2.99

Stock-Based Options and Awards Activity

A summary of Palm’s stock option program for the years ended May 31, 2008, 2007 and 2006 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price
Balance as of May 31, 2005	14,504	$11.84
Options granted	5,901	$14.61
Options exercised	(3,892)	$8.71
Options canceled	(1,744)	$17.64

Balance as of May 31, 2006	14,769	$13.08
Options granted	3,246	$14.44
Options exercised	(1,893)	$8.03
Options canceled	(1,274)	$16.82

Balance as of May 31, 2007	14,848	$13.71
Options granted	9,828	$8.84
Options granted in connection with the Recapitalization Transaction(1)	1,804	$1.71
Options exercised	(3,186)	$5.81
Options canceled	(2,627)	$9.52

Balance as of May 31, 2008	20,667	$6.28	6.0	$25,421

Options vested and expected to vest as of May 31, 2008	15,680	$5.96	5.9	$22,870

Options exercisable as of May 31, 2008	8,904	$4.93	5.5	$19,558

(1)	Reflects adjustments made to the exercise price and number of shares underlying option awards in order to preserve the intrinsic value subsequent to the $9.00 per share one-time cash distribution which occurred in October 2007.

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $6.06, $16.09 and $17.75 as of May 31, 2008, 2007 and 2006, respectively, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $15.3 million, $16.1 million and $37.1 million for the years ended May 31, 2008, 2007 and 2006, respectively.

As of May 31, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was approximately $23.0 million, which is expected to be recognized over the next 3.2 years.

The options outstanding and exercisable as of May 31, 2008 have been segregated into ranges for additional disclosure as follows (shares in thousands):

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price Per Share
$ 0.14 to $ 2.06	1,006	$0.62	1.5	1,006	$0.62
$ 2.07 to $ 2.21	2,140	$2.21	4.9	2,053	$2.21
$ 2.22 to $ 4.23	2,333	$3.28	6.9	1,399	$3.27
$ 4.24 to $ 4.88	2,138	$4.35	5.8	852	$4.37
$ 4.89 to $ 5.79	2,473	$5.51	6.5	1,389	$5.47
$ 5.80 to $ 6.06	980	$5.87	6.5	17	$5.89
$ 6.07 to $ 6.80	1,305	$6.57	6.5	934	$6.56
$ 6.81 to $ 8.73	368	$7.77	6.4	208	$7.81
$ 8.74 to $ 8.91	7,415	$8.91	6.4	692	$8.91
$ 8.92 to $ 401.77	509	$20.99	6.2	354	$24.94

$ 0.14 to $ 401.77	20,667	$6.28	6.0	8,904	$4.93

A summary of Palm’s non-vested restricted stock award program for the years ended May 31, 2008, 2007 and 2006 is as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance as of May 31, 2005	194	$14.73
Awarded	125	$17.50
Released	(112)	$14.31
Forfeited	(19)	$15.66

Balance as of May 31, 2006	188	$16.72
Awarded	—	$—
Released	(54)	$16.23
Forfeited	—	$—

Balance as of May 31, 2007	134	$16.92
Awarded	215	$7.00
Released	(51)	$16.74
Forfeited	—	$—

Balance as of May 31, 2008	298	$9.78

As of May 31, 2008, total unrecognized compensation costs related to non-vested restricted stock awards was approximately $2.3 million, which is expected to be recognized over the next 2.3 years.

A summary of Palm’s restricted stock unit program for the years ended May 31, 2008 and 2007 is as follows (dollars and shares in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value (2)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of May 31, 2006	—	$—
Awarded	211	$14.57
Forfeited	(8)	$14.14

Balance as of May 31, 2007	203	$14.59
Awarded	1,408	$7.24
Awarded in connection with the Recapitalization Transaction(1)	450	$8.84
Released	(248)	$8.80
Forfeited	(124)	$9.48

Balance as of May 31, 2008	1,689	$7.03	1.6	$10,232

Restricted stock units vested and expected to vest as of May 31, 2008	980	$7.04	1.3	$5,936

(1)	Reflects adjustments made to the number of shares underlying the restricted stock unit awards in order to preserve the intrinsic value subsequent to the $9.00 per share one-time cash distribution which occurred in October 2007.
(2)	The weighted-average grant date fair value for transactions occurring after October 24, 2007 reflect adjustments made to preserve intrinsic value in connection with the Recapitalization Transaction.

As of May 31, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was approximately $6.2 million, which is expected to be recognized over the next 2.9 years.

A summary of Palm’s ESPP as of May 31, 2008 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding/exercisable as of May 31, 2008	3,412	$7.21	1.6	$4,352

ESPP shares vested and expected to vest as of May 31, 2008	2,627	$7.21	1.6	$3,351

As of May 31, 2008, total unrecognized compensation costs related to the ESPP was approximately $5.9 million, which is expected to be recognized over the next 1.6 years.

Note 16.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended May 31,
	2008	2007	2006
Current:
Federal	$—	$7,158	$22,935
State	725	9,254	4,566
Foreign	4,693	8,319	3,055

Total current	5,418	24,731	30,556

Deferred:
Federal	(48,583)	23,122	(200,663)
State	(10,691)	(11,728)	(49,391)
Foreign	1,047	(81)	(25)

Total deferred	(58,227)	11,313	(250,079)

	$(52,809)	$36,044	$(219,523)

Income before income taxes for the years ended May 31, 2008, 2007 and 2006 includes foreign subsidiary losses of $29.2 million, $19.4 million and $16.8 million, respectively. Palm has not provided United States income taxes on the earnings of foreign subsidiaries as the subsidiaries’ earnings are considered permanently reinvested outside the United States.

The income tax provision/benefit rate differs from the amount computed by applying the federal statutory income tax rate to income/(loss) before income taxes as follows:

	Years Ended May 31,
	2008	2007	2006
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.8	(1.7)	5.0
Utilization of acquired deferred tax assets	—	—	1.0
Non-deductible stock-based compensation	(1.0)	1.7	—
Differential in foreign tax rates on earnings	(8.2)	15.9	7.2
Valuation allowance	(8.5)	—	(236.4)
Research tax credits	(1.9)	(12.6)	(0.2)
Changes in liabilities for uncertain tax positions	11.2	—	—
Other	2.0	0.7	0.2

	33.4%	39.0%	(188.2)%

The significant components of Palm’s deferred income tax assets are (in thousands):

	May 31,
	2008	2007
Net operating loss carryforwards	$254,246	$187,818
Land impairment	—	62,580
Reserves not currently deductible for tax purposes	64,181	59,990
Tax credit carryforwards	43,260	68,299
Deferred expenses	4,027	4,563
Stock-based compensation	10,847	2,385
Deferred revenue	1,210	1,194
Investment impairment	20,178	—
Other accrued liabilities	24,893	18,055

	422,842	404,884
Valuation allowance	(21,981)	(1,630)

	$400,861	$403,254

As of May 31, 2008, Palm’s valuation allowance of approximately $22.0 million consisted of approximately $18.3 million related to the tax benefit of Palm’s investment impairments as the realization would require generating substantial capital gains which Palm does not anticipate in the future as well as approximately $3.7 million related to an allowance for federal and state tax credits carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not. As of May 31, 2007, Palm’s valuation allowance of $1.6 million consisted of an allowance for capital loss carryforwards and state net operating loss carryforwards whose realization is not considered more likely than not.

As of May 31, 2008, Palm has operating loss carryforwards for federal tax purposes totaling approximately $538 million, which expire in various years beginning in fiscal year 2022 through fiscal year 2028. Palm also has approximately $180 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years beginning in fiscal year 2022 through fiscal year 2024 and state net operating loss carryforwards of approximately $325 million, which expire in various years beginning in fiscal year 2009 through fiscal year 2028. Palm has federal research and experimental credit carryforwards and foreign tax credits of approximately $37 million, which expire in various years beginning in fiscal year 2010 through fiscal year 2028, and approximately $6 million of federal credits acquired through business combinations, which expire in various years beginning in fiscal years 2011 through fiscal year 2023. Additionally, Palm has state research and experimental credit carryforwards of approximately $31 million and approximately $6 million of state credits acquired through business combinations, all of which do not expire. Palm has federal and state AMT credit carryforwards of approximately $2 million which do not expire. Palm also has other state tax credits of approximately $1 million which expire in various years beginning in fiscal year 2009 through fiscal year 2027.

The Company has concluded that it is more likely than not that as of May 31, 2008, the Company’s net deferred tax assets will be realized. In making its conclusion, the Company considered all available evidence, both positive and negative. Key components of the evaluation are the cumulative results of operations in recent years, the nature of recent losses, forecasts of a return to profitability and the length of operating loss carryforward periods. A significant negative factor in the evaluation is cumulative losses in recent years and the Company may reach that position during fiscal year 2009. The assessment of whether a valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance may be required to reduce the deferred tax assets in the near term, which would result in a material charge to income tax expense.

On June 1, 2007, the first day of fiscal year 2008, Palm adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN No. 48 resulted in a $0.4 million increase to the opening balance of accumulated deficit related to certain unrecognized tax benefits as of the end of fiscal year 2007, including certain amounts which were reclassified among Palm’s consolidated balance sheet accounts as follows (in thousands):

Total decrease in income taxes payable	$(60,121)
Increase to non-current tax liabilities	5,960
Decrease in deferred income tax assets	54,528

Accumulated deficit cumulative effect	$367

The total amount of gross unrecognized tax benefits as of May 31, 2008 was $50.3 million. Included in the balance as of May 31, 2008 were approximately $28.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, for the year ended May 31, 2008 is as follows (in thousands):

Unrecognized tax benefits at June 1, 2007	$67,426
Decrease in tax positions for prior years	(19,378)
Increase in tax positions for current year	2,546
Expiration of statutes of limitations	(228)
Settlements	(296)
Changes due to translation of foreign currencies	245

Unrecognized tax benefits at May 31, 2008	$50,315

In accordance with Palm’s accounting policies, interest and/or penalties related to uncertain tax positions are recognized in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. These policies did not change as a result of the adoption of FIN No. 48. Upon adoption of FIN No. 48 on June 1, 2007, Palm recognized total accrued interest and penalties of approximately $0.6 million. Approximately $0.2 million of additional interest was recognized for the fiscal year ended May 31, 2008.

Palm is subject to taxation in the United States, various states and several foreign jurisdictions. Palm is effectively subject to United States federal and state tax examination adjustments for tax years ending on or after fiscal year 1998, in that Palm has significant net operating loss and tax credit carryforwards from these years that could be subject to adjustment, if and when utilized. With some exceptions, the tax years 2001 to 2007 remain open to examination by tax authorities in the major foreign jurisdictions in which Palm operates, including Brazil, Hong Kong, Ireland and the United Kingdom. Palm is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor can it make an estimate of the range of any potential changes to the unrecognized tax benefits.

Note 17.    Restructuring Charges

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

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 130 regular employees, and approximately $7.0 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of Palm’s retail stores. This facilities and property and equipment charge includes approximately $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of Palm’s retail stores and approximately $2.5 million for lease commitments for facilities no longer in service. Palm took these restructuring actions to better align its cost structure with current revenue expectations.

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued development projects of approximately $5.9 million. Restructuring charges were a result of Palm’s decision to focus its efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $9.4 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs and approximately $0.7 million relating to property and equipment disposed of or removed from service. The excess facilities and equipment costs were recognized for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.5 million. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States and were complete as of May 31, 2008. Palm took these restructuring actions to better align its cost structure with current revenue expectations.

The second quarter of fiscal year 2006 restructuring actions consisted of workforce reductions, for approximately 20 regular employees, primarily in Europe. Restructuring charges were a result of Palm’s effort to focus its international sales force on smartphone products. Cost reduction actions initiated in the second quarter of fiscal year 2006 were completed during the year ended May 31, 2006.

The first quarter of fiscal year 2004 restructuring actions consisted of workforce reductions for approximately 45 regular employees, primarily in the United States, facilities and property and equipment disposed of or removed from service and canceled projects. Restructuring charges related to the implementation of a series of actions to adjust the business consistent with Palm’s future wireless plans. Cost reduction actions initiated in the first quarter of fiscal year 2004 were completed during the year ended May 31, 2006.

The fourth quarter of fiscal year 2001 restructuring actions related to facilities costs related to lease commitments for space no longer intended for use. During the year ended May 31, 2008, adjustments of approximately $0.2 million were recorded as a result of more current information regarding future estimated sublease income. As of May 31, 2008, the balance consists of lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $11.0 million.

The restructuring actions recorded in connection with the Handspring acquisition included $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess. During the year ended May 31, 2008, adjustments of approximately $0.1 million were recorded and all actions were completed.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2008 Action		Q2 2008 Action	Q1 2008 Action		Q2 2006 Action	Q1 2004 Action	Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition	Total
	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs
Balance, May 31, 2005	$—	$—	$—	$—	$—	$—	$344	$12,894	$2,162	$15,400
Restructuring charges (adjustments)	—	—	—	—	—	2,050	—	—	(1,258)	792
Cash payments	—	—	—	—	—	(2,050)	(344)	(6,260)	(329)	(8,983)

Balance, May 31, 2006	—	—	—	—	—	—	—	6,634	575	7,209
Cash payments	—	—	—	—	—	—	—	(1,542)	(261)	(1,803)

Balance, May 31, 2007	—	—	—	—	—	—	—	5,092	314	5,406
Restructuring charges (adjustments)	7,723	6,958	5,928	9,400	684	—	—	(237)	(103)	30,353
Write-offs	—	(3,679)	(313)	(1,091)	(103)	—	—	—	—	(5,186)
Cash payments	(7,037)	(2,019)	(3,911)	(8,309)	(111)	—	—	(917)	(211)	(22,515)

Balance, May 31, 2008	$686	$1,260	$1,704	$—	$470	$—	$—	$3,938	$—	$8,058

Note 18.    Patent Acquisition Costs

During the first quarter of fiscal year 2008, Palm acquired patents and patent applications for $5.0 million. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of Palm’s business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which Palm currently pays or expects to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition.

Note 19.    Employee Benefit Plan

Eligible Palm employees may participate in Palm’s 401(k) Plan, or the Plan. As allowed under the Internal Revenue Code, the Plan permits participants to elect pre-tax and Roth 401(k) salary deferrals, as well as catch-up contributions for those age 50 and over, up to the maximum annual amounts as set periodically by the Internal Revenue Service. Participants may also elect after-tax deferral contributions, subject to certain Internal Revenue Service discrimination tests. Subject to these limits, participants may elect to contribute from 1% to 75% of their annual compensation to the Plan each calendar year. In addition, the Plan provides for Company matching contributions. Palm matches 50% for each dollar on the first 6% of eligible income contributed by the participant as pre-tax and Roth 401(k) salary deferrals. Participants generally become vested in Palm matching contributions according to a three-year vesting schedule based on continued service from their initial date of hire. Palm’s expense related to 401(k) matching contributions was approximately $2.5 million, $2.8 million and $2.0 million for the years ended May 31, 2008, 2007 and 2006, respectively.

Note 20.    Litigation

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

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On January 7, 2008, the Court granted preliminary approval of a settlement of this action. Palm is proceeding with notice to the settlement class members. A hearing to determine final settlement approval was conducted on May 23, 2008 and on July 9, 2008 the Court issued an Order approving the settlement with respect to the class and dismissing claims of the settlement class with prejudice. The Court reserved ruling on the application of plaintiffs’ counsel for attorneys’ fees and incentive awards to the representative plaintiffs. The terms of the Order issued by the Court will result in a resolution not material to Palm’s financial position. If approved as requested the terms of the proposed attorneys’ fees and incentive awards will result in a resolution not material to Palm’s financial position.

On November 6, 2006, NTP, Inc. filed suit against Palm in the United States District Court for the Eastern District of Virginia. In the lawsuit, entitled NTP, Inc. v. Palm, Inc., NTP alleges direct and indirect infringement of seven patents and seeks unspecified compensatory and treble damages and to enjoin Palm from infringing the patents in the future. On December 22, 2006, Palm responded to the complaint. Palm also moved to stay the litigation pending conclusion and any appeal of reexamination proceedings currently before the United States Patent and Trademark Office. On March 22, 2007 the Court granted Palm’s motion and ordered the case be stayed “…until the validity of the patents-in-suit is resolved at the Patent and Trademark Office and through any consequent appeals.”

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

Note 21.    Related Party Transactions

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the years ended May 31, 2008 and 2007.

Note 22.    Business Segment Information

Palm operates in one reportable segment that develops mobile products that improve the lifestyles of individual users and business customers worldwide.

Product Information

Palm sells products in two product lines: smartphones and handheld computers. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2008	2007	2006
Revenues:
Smartphones	$1,125,581	$1,250,040	$1,088,312
Handheld computers	193,110	310,467	490,197

	$1,318,691	$1,560,507	$1,578,509

Geographic Information

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. For fiscal years 2008, 2007 and 2006, no single country outside the United States accounted for 10% or more of total revenues. Land held for sale was located in the United States. Revenues from unaffiliated customers and property and equipment by geographic region are as follows (in thousands):

	Years Ended May 31,
	2008	2007	2006
Revenues:
United States	$1,043,161	$1,174,265	$1,203,918
Other	275,530	386,242	374,591

	$1,318,691	$1,560,507	$1,578,509

	May 31,
	2008	2007	2006
Property and equipment, net:
United States	$38,638	$35,370	$21,295
Other	998	1,264	1,695

	$39,636	$36,634	$22,990

Quarterly Results of Operations (Unaudited)

The following tables present Palm’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2008. Our 52-53 week fiscal year ends on the Friday nearest May 31, with each quarter ending on the Friday generally nearest August 31, November 30, and February 28. For presentation purposes, the periods presented are shown as ending on August 31, November 30, February 28 and May 31, as applicable. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included herein. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals other than the items footnoted below, have been included to fairly present the unaudited quarterly results. This data should be read in conjunction with Palm’s consolidated financial statements and the notes to those statements included herein (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2008 (1)	February 28, 2008 (2)	November 30, 2007 (3)	August 31, 2007	May 31, 2007 (4)	February 28, 2007	November 30, 2006	August 31, 2006
	(In thousands, except per share data)
Revenues	$296,155	$312,144	$349,633	$360,759	$401,294	$410,529	$392,911	$355,773
Gross profit	74,542	93,150	103,765	130,424	153,425	151,346	139,081	131,286
Net income (loss)	(41,066)	(54,664)	(8,848)	(841)	15,352	11,757	12,771	16,503
Accretion of series B redeemable convertible preferred stock	2,379	2,357	780	—	—	—	—	—
Net income (loss) applicable to common shareholders	(43,445)	(57,021)	(9,628)	(841)	15,352	11,757	12,771	16,503
Net income (loss) per common share—
Basic	$(0.40)	$(0.53)	$(0.09)	$(0.01)	$0.15	$0.12	$0.12	$0.16

Diluted	$(0.40)	$(0.53)	$(0.09)	$(0.01)	$0.15	$0.11	$0.12	$0.16

Shares used to compute net income (loss) per common share—
Basic	107,564	106,707	105,296	103,998	103,209	102,142	102,332	103,347
Diluted	107,564	106,707	105,296	103,998	105,157	103,711	104,056	104,590

(1)	The fourth quarter of fiscal year 2008 results include charges of approximately $6.7 million as a result of pre-tax other-than-temporary impairment charges recognized as a result of a decline in fair value of Palm’s investment in non-current ARS (see Note 3 to the consolidated financial statements).
(2)	The third quarter of fiscal year 2008 results include charges of approximately $25.5 million as a result of pre-tax other-than-temporary impairment charges recognized as a result of a decline in fair value of Palm’s investment in non-current ARS (see Note 3 to the consolidated financial statements).
(3)	On October 24, 2007, Elevation Partners L.P. invested $325.0 million in Palm in exchange for 325,000 shares of Palm’s Series B Preferred Stock. The Series B Preferred Stock reflected a discount of approximately $9.8 million related to issuance costs and $65.0 million related to a beneficial conversion feature (see Note 13 to the consolidated financial statements). The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years.
(4)	The fourth quarter of fiscal year 2007 results include a $9.7 million benefit to revenues as a result of an update to the redemption rate assumptions for certain mail-in rebate accruals based on new data received from our wireless carrier partners.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As described more fully in the preceding paragraph, all control systems are subject to inherent limitations. Our management has concluded that, as of May 31, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palm, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of Palm, Inc. and subsidiaries (the “Company”) as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended May 31, 2008 of the Company and our report dated July 22, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, and the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

July 22, 2008

Item 9B.    Other Information

None.

Part III

Item 10.    Director, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Two Class III Directors”, “Executive Officers”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Worldwide Code of Business Conduct and Ethics” in Palm’s proxy statement for the 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

Item 11.    Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Compensation of Named Executive Officers”, “Compensation of Directors”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Comparison of Stockholder Return” in our proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Securities Authorized for Issuance under Equity Compensation Plans” and “Stock Ownership of Certain Beneficial Owners and Management of Palm” in our proxy statement.

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

Part IV

Item 15.    Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 61 of this Report on Form 10-K.

2.	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 61 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.15	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.32	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.33	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.34	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.35	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.36*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.37*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.38*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.39*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.40*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.41*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.42	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.43*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.44*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.44	4/7/08

21.1	Subsidiaries of registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2008

PALM, INC.
(Registrant)

By:	/s/ EDWARD T. COLLIGAN

Edward T. Colligan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ EDWARD T. COLLIGAN Edward T. Colligan	President and Chief Executive Officer, Director	July 22, 2008

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ ANDREW J. BROWN Andrew J. Brown	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 22, 2008

/s/ JONATHAN J. RUBINSTEIN Jonathan J. Rubinstein	Executive Chairman	July 22, 2008

/s/ FRED D. ANDERSON Fred D. Anderson	Director	July 22, 2008

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	July 22, 2008

/s/ WILLIAM T. COLEMAN William T. Coleman	Director	July 22, 2008

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	July 22, 2008

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Director	July 22, 2008

/s/ ROGER B. MCNAMEE Roger B. McNamee	Director	July 22, 2008

/s/ D. SCOTT MERCER D. Scott Mercer	Director	July 22, 2008

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2008, 2007 and 2006

(In thousands)

For the Year Ended May 31, 2008:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$3,172	$(2,000)	$(3)	$1,169
Product return reserve	19,696	23,419	(31,819)	11,296
Product warranty	41,087	108,902	(109,804)	40,185

For the Year Ended May 31, 2007:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$4,801	$(2,400)	$771	$3,172
Product return reserve	22,096	46,806	(49,206)	19,696
Product warranty	42,909	76,136	(77,958)	41,087

For the Year Ended May 31, 2006:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$6,874	$727	$(2,800)	$4,801
Product return reserve	21,196	63,772	(62,872)	22,096
Product warranty	19,653	100,658	(77,402)	42,909

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
10.15		Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.16		Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.17		Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.18		Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.19		Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.20		Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.21		Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.22		Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.23		Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.24		First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.25		Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.26		Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.27	*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.28	*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.29	**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.30		Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.31	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.32	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.33	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.34	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.35	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.36*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.37*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.38*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.39*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.40*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.41*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.42	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.43*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.44*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.44	4/7/08

21.1	Subsidiaries of registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.