Form 10-Q
period 2008-08-29
PALM INC
filed 2008-10-03
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of September 26, 2008, 109,762,873 shares of the Registrant’s Common Stock were outstanding.

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

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2008	2007
Revenues	$366,857	$360,759
Cost of revenues (*)	269,516	230,335

Gross profit	97,341	130,424
Operating expenses:
Sales and marketing (*)	57,407	60,195
Research and development (*)	48,809	52,616
General and administrative (*)	14,065	13,996
Amortization of intangible assets	883	961
Patent acquisition cost (refund)	(1,537)	5,000
Restructuring charges (adjustments)	(473)	6,604
Gain on sale of land	—	(4,446)

Total operating expenses	119,154	134,926

Operating loss	(21,813)	(4,502)
Impairment of non-current auction rate securities	(14,965)	—
Interest (expense)	(6,894)	(153)
Interest income	2,016	7,918
Other income (expense), net	(455)	(301)

Loss before income taxes	(42,111)	2,962
Income tax provision (benefit)	(2,634)	3,803

Net loss	(39,477)	(841)
Accretion of series B redeemable convertible preferred stock	2,401	—

Net loss applicable to common shareholders	$(41,878)	$(841)

Net loss per common share:
Basic and diluted	$(0.39)	$(0.01)

Shares used to compute net loss per common share:
Basic and diluted	108,291	103,998

(*) Costs and expenses include stock-based compensation as follows:
Cost of revenues	$364	$411
Sales and marketing	1,417	1,307
Research and development	3,248	1,822
General and administrative	1,971	1,588

	$7,000	$5,128

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$167,329	$176,918
Short-term investments	80,982	81,830
Accounts receivable, net of allowance for doubtful accounts of $777 and $1,169, respectively	141,620	116,430
Inventories	35,182	67,461
Deferred income taxes	81,525	82,011
Prepaids and other	14,274	15,436

Total current assets	520,912	540,086
Restricted investments	8,170	8,620
Non-current auction rate securities	22,468	29,944
Property and equipment, net	36,871	39,636
Goodwill	166,332	166,332
Intangible assets, net	56,731	61,048
Deferred income taxes	326,589	318,850
Other assets	14,560	15,746

Total assets	$1,152,633	$1,180,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,229	$161,642
Income taxes payable	2,183	1,088
Accrued restructuring	4,816	8,058
Current portion of long-term debt	4,000	4,000
Other accrued liabilities	242,820	236,558

Total current liabilities	407,048	411,346
Non-current liabilities:
Long-term debt	393,000	394,000
Non-current tax liabilities	6,199	6,127
Other non-current liabilities	1,952	2,098

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized; outstanding: 325 shares; aggregate liquidation value: $325,000	258,072	255,671

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 125,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 108,910 shares and 108,369 shares, respectively	109	108
Additional paid-in capital	667,413	659,141
Accumulated deficit	(576,961)	(537,484)
Accumulated other comprehensive loss	(4,199)	(10,745)

Total stockholders’ equity	86,362	111,020

Total liabilities and stockholders’ equity	$1,152,633	$1,180,262

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(39,477)	$(841)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,147	4,595
Stock-based compensation	7,000	5,128
Amortization of intangible assets	4,317	4,295
Amortization of debt issuance costs	785	—
Deferred income taxes	(4,250)	4,545
Realized gain on sale of short-term investments	—	(113)
Excess tax benefit related to stock-based compensation	—	(1,375)
Realized gain on sale of land	—	(4,446)
Impairment of non-current auction rate securities	14,965	—
Changes in assets and liabilities:
Accounts receivable	(25,033)	25,337
Inventories	32,289	4,995
Prepaids and other	1,502	1,256
Accounts payable	(8,280)	(28,193)
Income taxes payable	167	(1,499)
Accrued restructuring	(3,213)	1,378
Other accrued liabilities	10,444	2,981

Net cash provided by (used in) operating activities	(3,637)	18,043

Cash flows from investing activities:
Purchase of property and equipment	(2,410)	(6,565)
Proceeds from sale of land	—	64,446
Purchase of short-term investments	(15)	(181,934)
Sale of short-term investments	313	342,673
Sale of restricted investments	450	—

Net cash provided by (used in) investing activities	(1,662)	218,620

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	1,518	5,545
Excess tax benefit related to stock-based compensation	—	1,375
Repayment of debt	(5,022)	(272)
Cash distribution to stockholders	(90)	—
Debt issuance costs	—	(2,619)

Net cash provided by (used in) financing activities	(3,594)	4,029

Effects of exchange rate changes on cash and cash equivalents	(696)	—
Change in cash and cash equivalents	(9,589)	240,692
Cash and cash equivalents, beginning of period	176,918	128,130

Cash and cash equivalents, end of period	$167,329	$368,822

Other cash flow information:
Cash paid for income taxes	$1,050	$926

Cash paid for interest	$5,975	$1

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of August 31, 2008 and the results of operations and cash flows for the three months ended August 31, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In October 2007, the Company sold 325,000 shares of Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P. in exchange for $325.0 million. On an as-converted basis, these shares represented approximately 27% of the voting shares outstanding of the Company at the close of the transaction. The Company utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of approximately $949.7 million to shareholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Elevation Partners has the right to elect two members to Palm’s Board of Directors and Palm adjusted outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2009 and 2008 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Palm adopted SFAS No. 157 to account for its financial assets and liabilities for the fiscal year beginning June 1, 2008 (see Note 3 to the condensed consolidated financial statements). The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on Palm’s financial condition, results of operations or cash flows. Palm is required to adopt SFAS No. 157 to account for certain nonfinancial assets and liabilities for the fiscal year beginning June 1, 2009. Palm is currently evaluating the effect, if any, that the adoption of the deferred provisions of SFAS No. 157 will have on its condensed consolidated financial statements, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Palm is required to adopt SFAS No. 141(R) for the fiscal year beginning June 1, 2009. Palm does not expect the adoption of SFAS No. 141(R) to have an impact on Palm’s historical financial position or results of operations at the time of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to expand disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope of accounting. Palm is required to adopt SFAS No. 161 for interim or annual periods beginning after November 15, 2008, or Palm’s third quarter of fiscal year 2009. Palm does not expect the adoption of SFAS No. 161 to have an impact on Palm’s historical financial position or results of operations at the time of adoption.

3.	Fair Value Measurements

Effective June 1, 2008, Palm adopted SFAS No. 157, Fair Value Measurements, to account for its financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable quoted prices for identical instruments in active markets;

•

Level 2 - Observable quoted prices for similar instruments in active markets, observable quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; or

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

For the three months ended August 31, 2008 there was no material impact from the adoption of SFAS No. 157 on Palm’s condensed consolidated financial statements. Financial assets measured at fair value on a recurring basis as of August 31, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurements as of August 31, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$62,613	$62,613	$—	$—
Cash equivalents, money market funds	104,716	104,716	—	—
Short-term investments:
Federal government obligations	76,398	76,341	57	—
Corporate notes/bonds	4,584	—	4,584	—
Restricted investments:
Money market funds	7,597	7,597	—	—
Certificates of deposit	573	—	573	—
Non-current auction rate securities, corporate notes/bonds	22,468	—	—	22,468
Equity investments, corporate stock (1)	987	—	—	987

Total assets at fair value	$279,936	$251,267	$5,214	$23,455

(1)	Included in other assets on Palm’s condensed consolidated balance sheet.

The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets.

The fair value of the Company’s Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate debt securities and certificates of deposit.

Palm did not have observable inputs for the valuation of its balances of non-current auction rate securities and equity investments included in other assets. Palm’s methodology for valuing these assets is described below. The following table provides a summary of changes in fair value of Palm’s Level 3 financial assets for the three months ended August 31, 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Non-current Auction Rate Securities(1)	Equity Investments(2)	Total
Balances, May 31, 2008	$29,944	$987	$30,931
Total losses (realized/unrealized):
Included in loss before income taxes	(14,965)	—	(14,965)
Included in other comprehensive (loss)	7,489	—	7,489
Purchases, sales, issuances and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balances, August 31, 2008:	$22,468	$987	$23,455

Total losses for the period included in loss before income taxes relating to assets still held at August 31, 2008	$(14,965)	$—	$(14,965)

(1)	See Note 7 to the condensed consolidated financial statements for further information regarding non-current auction rate securities.

(2)	The fair value of Palm’s equity investment was classified as a Level 3 instrument, as it uses unobservable inputs and requires management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The valuation of this equity investment also takes into account recent financing activities by the investee, the investee’s capital structure, liquidation preferences for the investee’s capital and other economic variables.

As of August 31, 2008, Palm does not have liabilities that are measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes Palm elects for similar types of assets and liabilities. Palm adopted SFAS No. 159 as of June 1, 2008. Palm evaluated its existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three months ended August 31, 2008. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time Palm first recognizes an eligible item or enters into an eligible firm commitment, Palm may decide to exercise the option on new items when business reasons support doing so in the future. The adoption of SFAS No. 159 did not have any impact on Palm’s financial condition, results of operations or cash flows for the three months ended August 31, 2008.

4.	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended August 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended August 31,
	2008	2007
Numerator:
Net loss	$(39,477)	$(841)
Accretion of series B redeemable convertible preferred stock	2,401	—

Net loss applicable to common shareholders	$(41,878)	$(841)

Denominator:
Shares used to compute basic and diluted net loss per common share (weighted average common shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	108,291	103,998

Basic and diluted net loss per common share	$(0.39)	$(0.01)

Palm follows Emerging Issues Task Force, or EITF, Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic and diluted earnings per share is then calculated by dividing income allocable to common shareholders (after the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of common shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, the earnings per common share amounts only pertain to Palm’s common stock.

For the three months ended August 31, 2008 and 2007, approximately 22,793,000 and 14,340,000 weighted average options to purchase Palm common stock, respectively, and 38,235,000 and 0 weighted average shares of the Series B Preferred Stock (calculated using the “if converted” method), respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. Under the “if converted” method, the Series B Preferred Stock is assumed to be converted to common shares at a conversion price of $8.50 per share and accretion related to the Series B Preferred Stock is added back to net loss.

5.	Stock-Based Compensation

Determining Fair Value

Palm relies primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan, or ESPP, shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by Palm’s stock price as well as assumptions regarding a number of complex variables. These variables include Palm’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

Palm estimates the expected term of options granted based on historical time from vesting until exercise and the expected term of ESPP shares using the average life of the purchase periods under each offering. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of Palm’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and Palm’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in Palm’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R), Share-Based Payment, requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted during the three months ended August 31, 2008 and 2007 are provided below:

	Three Months Ended August 31,
	2008	2007
Risk-free interest rate	3.0%	4.6%
Volatility	52%	37%
Option term (in years)	3.9	3.1
Dividend yield	0.0%	0.0%
Weighted average per share fair value at date of grant	$2.51	$5.01

In September 2007, Palm stockholders approved amendments to the Board of Director stock option plans and the Handspring stock option plans, which were assumed in connection with a merger, to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. In accordance with SFAS No. 123(R), Palm performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007 adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that approximately 180 awards had approximately $8.2 million of incremental fair value, of which approximately $8.0 million was recorded as stock-based compensation expense during fiscal year 2008 related to the modification of options that had vested. An additional $47,000 was recognized during the three months ended August 31, 2008 for options vesting during the period. The remaining approximately $155,000 will be amortized relative to the vesting period of the affected stock options, which is expected to be the next 2.0 years.

Upon the closing of the Recapitalization Transaction, all outstanding options and restricted stock units, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007. The fair value of the modified awards was calculated using a Trinomial Lattice simulation model as described above, and compared to the fair value of the options outstanding just prior to the transaction. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on October 24, 2007 adjusted for the $9.00 per share distribution, or $10.18, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that approximately 60 awards had incremental fair value of less than $0.1 million, which was completely recognized as of August 31, 2008.

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

Palm uses straight-line attribution as its expensing method of the value of share-based compensation for options, restricted stock units and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Income Tax Benefits Recorded in Stockholders’ Equity

The total associated income tax benefit for the three months ended August 31, 2008 and 2007 was approximately $2.2 million and $1.1 million, respectively.

In accordance with SFAS No. 123(R), Palm has presented tax benefits for deductions in excess of the compensation cost recognized for those options as financing cash flows.

Stock-Based Options and Awards Activity

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

A summary of Palm’s stock option program as of August 31, 2008 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of August 31, 2008	17,791	$5.98	5.8	$52,658
Options exercisable as of August 31, 2008	9,878	$5.27	5.3	$38,238

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $8.51 and $15.01 as of August 31, 2008 and 2007, respectively, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $1.3 million and $4.4 million for the three months ended August 31, 2008 and 2007, respectively.

As of August 31, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was approximately $23.2 million, which is expected to be recognized over the next 3.1 years.

As of August 31, 2008, total unrecognized compensation costs related to non-vested restricted stock awards was approximately $2.0 million, which is expected to be recognized over the next 2.1 years.

A summary of Palm’s restricted stock unit program as of August 31, 2008 is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of August 31, 2008	785	$6.88	1.4	$6,679

As of August 31, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was approximately $4.7 million, which is expected to be recognized over the next 2.6 years.

A summary of Palm’s ESPP as of August 31, 2008 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
ESPP shares vested and expected to vest as of August 31, 2008	2,589	$7.04	1.4	$7,888

As of August 31, 2008, total unrecognized compensation costs related to the ESPP was approximately $4.7 million, which is expected to be recognized over the next 1.4 years.

6.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended August 31,
	2008	2007
Net loss	$(39,477)	$(841)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	(239)	251
Net unrealized change in value on non-current auction rate securities	(7,476)	—
Net recognized loss on non-current auction rate securities included in earnings	14,965	—
Net recognized gain on available-for-sale investments included in earnings	—	(113)
Accumulated translation adjustments	(704)	(158)

	$(32,931)	$(861)

7.	Short-Term Investments and Non-Current Auction Rate Securities

The following table summarizes the fair value of federal government obligations and corporate debt securities classified as short-term investments based on stated maturities as of August 31, 2008 (in thousands):

Fair Value
Short-term investments:
Due within one year	$25,546
Due within two years	50,795
Due within three years	—
Due after three years	4,641

$80,982

As of August 31, 2008, Palm’s short-term investments balance reflects net unrealized losses of approximately $2.1 million, which are classified in other comprehensive loss in its condensed consolidated balance sheet. This net unrealized loss consisted of $2.2 million of net unrealized losses on its investments in corporate debt securities and approximately $0.1 million of net unrealized gains on its investments in federal government obligations. Palm believes that it will be able to collect all principal and interest amounts due to it at maturity given the high credit quality of these investments. Because the decline in market value is primarily attributable to market conditions and not the nature and credit quality, and because Palm has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Palm does not consider these investments to be other-than temporarily impaired at August 31, 2008.

Palm holds a variety of interest bearing auction rate securities, or ARS, that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of Palm’s holdings in ARS investments and auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Auctions for Palm’s investments in these securities have continued to fail during the three months ended August 31, 2008. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the investments were investment grade quality and were in compliance with Palm’s investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of Palm’s ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of Palm’s investment in the original security and Palm continues to classify this instrument in its non-current auction rate securities balance. Palm currently has the ability and intent to hold these investments until a recovery of the auction process and/or for a period of time sufficient to allow for any anticipated recovery in market value. Palm currently classifies all of these investments as non-current auction rate securities on its condensed consolidated balance sheet because of Palm’s continuing inability to determine when these investments will settle. Palm has also modified its current investment strategy and increased its investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While Palm continues to earn interest on these investments at the maximum contractual rate, they are not currently trading and therefore do not currently have a readily determinable market value. As of August 31, 2008, the par value of Palm’s investment in ARS was approximately $74.7 million. The estimated fair value no longer approximates par value.

Palm has used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of August 31, 2008. Using this approach, estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return. As of August 31, 2008, using this assessment of fair value, Palm determined there was a further decline in the fair value of its ARS investments of approximately $7.5 million, of which $(0.1) million was deemed temporary and $7.6 million was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three months ended August 31, 2008, Palm determined that certain of its investments in ARS continued to experience a decline in fair value. As a result, Palm concluded that the impairment of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $7.4 million were recognized during the three months ended August 31, 2008 as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

Palm reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors considered by Palm to classify its impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Palm to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

8.	Inventories

Inventories consist of the following (in thousands):

	August 31, 2008	May 31, 2008
Finished goods	$29,572	$65,263
Work-in-process and raw materials	5,610	2,198

	$35,182	$67,461

9.	Business Combinations

During October 2007, Palm acquired substantially all of the assets of a corporation focused on developing solutions to enhance the performance of web applications. Palm acquired these assets in an all-cash transaction and agreed to the purchase price based on arm’s length negotiations. Palm expects this acquisition to accelerate the development of future products. The purchase price of approximately $0.5 million was comprised of approximately $0.5 million in cash, of which $0.1 million was deposited with an escrow agent pursuant to the terms of the escrow agreement, and less than $0.1 million in direct transaction costs. This acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Palm has performed a valuation and determined that the respective fair value of the assets acquired, using a discounted cash flow approach, was de minimis. As a result, goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired, was approximately $0.5 million and is expected to be fully deductible for tax purposes.

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations.

Palm expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate were comprised of $19.0 million in cash and $0.2 million in direct transaction costs. These acquisitions were each accounted for as a purchase in accordance with SFAS No. 141. Palm performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. Palm acquired $14.6 million of intangible assets, consisting of $13.7 million in core technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of approximately 79 months. Additionally, approximately $3.7 million of the purchase prices represented in-process research and development that had not yet reached technological feasibility, had no future alternative use and was charged to operations at the time of acquisition. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, was approximately $0.9 million and is expected to be fully deductible for tax purposes.

The results of operations for these acquisitions have been included in Palm’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2007	$167,596
Acquisition of a business (see Note 9)	495
Goodwill adjustments	(1,759)

Balances, May 31, 2008 and August 31, 2008	$166,332

Goodwill decreased during fiscal year 2008 due to adjustments relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities of approximately $(1.8) million, partially offset by the acquisition of a corporation resulting in goodwill of approximately $0.5 million during the year ended May 31, 2008. Palm will continue to adjust goodwill as required for changes in taxes associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

		August 31, 2008
	Weighted Average Amortization Period (Months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(4,527)	$24,173
Palm OS Garnet license	60	44,000	(22,300)	21,700
Acquisition related (see Note 9):
Core technology	83	13,670	(3,074)	10,596
Contracts and customer relationships	12	400	(400)	—
Non-compete covenants	36	520	(258)	262

		$87,290	$(30,559)	$56,731

		May 31, 2008
	Weighted Average Amortization Period (Months)	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(4,166)	$24,534
Palm OS Garnet license	60	44,000	(18,900)	25,100
Acquisition related (see Note 9):
Core technology	83	13,670	(2,562)	11,108
Contracts and customer relationships	12	400	(400)	—
Non-compete covenants	36	520	(214)	306

		$87,290	$(26,242)	$61,048

Amortization expense related to intangible assets was approximately $4.3 million each for the three months ended August 31, 2008 and 2007, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining nine months in fiscal year 2009	$7,817
2010	10,291
2011	9,965
2012	6,561
2013	3,361
2014	2,883
Thereafter	15,853

$56,731

In January 2008, Palm signed an agreement with Palm Entertainment, LLC to acquire additional rights for use of the Palm trademark in Palm’s operations. For these rights, Palm paid Palm Entertainment a total of $1.5 million in the third quarter of fiscal year 2008 and is amortizing the intangible asset over the remaining life of Palm’s existing brand intangible asset, or approximately 17 years.

In December 2006, Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm operating system used in several Palm smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. In addition, Palm secured an expansion of its existing patent license from ACCESS Systems to cover all current and future Palm products, regardless of the underlying operating system. For all of these rights, Palm paid ACCESS Systems a total of $44.0 million in the third quarter of fiscal year 2007 and is amortizing the intangible asset over five years.

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

12.	Income Taxes

The effective tax rate for the three months ended August 31, 2008 was approximately 6%. This amount resulted primarily from the computation of an income tax benefit for the United States with pre-tax loss at the applicable tax rate. Due to an increase in the valuation allowance related to the benefit associated with the non-deductible impairment charges of Palm’s non-current ARS, there was no net effect on Palm’s effective tax rate related to this item.

The total amount of unrecognized tax benefits as of August 31, 2008 was $50.3 million. Included in the balance as of August 31, 2008 was approximately $28.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the three months ended August 31, 2008, Palm did not recognize any previously unrecognized tax benefits as a result of evaluation of new facts, circumstances and information. Approximately $0.1 million of additional interest and penalties was recognized for the three months ended August 31, 2008.

Palm is subject to taxation in the United States, various states and several foreign jurisdictions. Palm is unable to make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor can it make an estimate of the range of any potential changes to the unrecognized tax benefits.

Palm has concluded that it is more likely than not that as of August 31, 2008 Palm’s net deferred tax assets will be realized. In making its conclusion, Palm considered all available evidence, both positive and negative. Key components of the evaluation are the cumulative results of operations in recent years, the nature of recent losses, forecasts of a return to profitability and the length of operating loss carryforward periods. A significant negative factor in the evaluation of a valuation allowance of the net deferred tax assets is cumulative losses in recent years and Palm may reach that position later during fiscal year 2009. The assessment of whether a valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance may be required to reduce the deferred tax assets in the near term, which would result in a material charge to income tax expense.

13.	Long-Term Debt

In October 2007, Palm entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver.

The Term Loan matures in April 2014, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of August 31, 2008, the interest rate was based on 1-month LIBOR plus 3.50%, or 5.97%. The principal is payable at 1% of the original balance per annum for the first five and a half years in equal quarterly installments, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at 1-, 2-, 3-, or 6-month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, Palm is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of August 31, 2008, Palm has not used the Revolver.

Palm paid issuance costs of approximately $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective interest method. For the three months ended August 31, 2008 and 2007, total debt issuance costs of approximately $0.8 million and $0 were amortized to interest expense, respectively. The remaining balance of unamortized costs was approximately $16.3 million as of August 31, 2008, of which approximately $3.2 million is included in prepaids and other on Palm’s condensed consolidated balance sheet and $13.1 million which is included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. As of August 31, 2008, Palm was not required to make any mandatory prepayments on its Term Loan. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 103% in the first year, (ii) 102% in the second year, and (iii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

The Credit Agreement permits Palm to add one or more incremental term loan facilities and/or increase commitments under the Revolver up to $25 million, subject to certain restrictions.

The Term Loan and Revolver contain restrictions on Palm’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders (except the $9.00 per share distribution described in Note 15 to the condensed consolidated financial statements), and (vii) engage in transactions with affiliates. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of Palm’s present and future assets.

As of August 31, 2008, $397.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

14.	Series B Redeemable Convertible Preferred Stock

On October 24, 2007, Elevation Partners L.P. invested $325.0 million in Palm in exchange for 325,000 shares of Palm’s Series B Preferred Stock. The Series B Preferred Stock reflected a discount of approximately $9.8 million related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. During the three months ended August 31, 2008 and 2007, the accretion of the Series B Preferred Stock was approximately $2.4 million and $0, respectively.

The holders of the Series B Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock will be entitled to vote on all matters which the holders of Palm’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date. In addition, holders of a majority of the Series B Preferred Stock are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation Partners and its permitted assigns, on an as-converted basis. As of August 31, 2008, the Series B Preferred Stock was entitled to designate two directors.

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

Conversion: As of August 31, 2008, each share of Series B Preferred Stock is convertible into approximately 117.65 shares of Palm’s common stock at the option of the holder, or a total of 38,235,294 shares on an as-converted basis, reflecting a conversion price of $8.50 per share. After the third anniversary, or October 24, 2010, Palm may cause all of the Series B Preferred Stock to be converted into Palm’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty-day period) is at least 180% of the then applicable conversion price. No shares were converted during the 3 months ended August 31, 2008.

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

No dividends were declared or were in arrears on the Series B Preferred Stock as of August 31, 2008. However, the accretion of the discounts on the Series B Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross proceeds	$325,000
Beneficial conversion feature	(65,035)
Issuance costs	(9,784)

Net series B redeemable convertible preferred stock at issuance	250,181
Issuance costs	(26)
Accretion of series B redeemable convertible preferred stock	5,516

Balance, May 31, 2008	255,671
Accretion of series B redeemable convertible preferred stock	2,401

Balance, August 31, 2008	$258,072

15.	Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, Palm agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of August 31, 2008, Palm had made payments totaling approximately $30.3 million. The remaining amount due under the agreement was approximately $11.4 million as of August 31, 2008.

In May 2005, Palm acquired PalmSource’s 55 percent share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The amortization of the discount reported in interest expense for the three months ended August 31, 2008 and 2007 was approximately $53,000 and $0.1 million, respectively. The remaining amount due to PalmSource under this agreement was approximately $3.8 million as of August 31, 2008.

During fiscal year 2008, Palm entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million (net present value of $3.5 million). Under the terms of the agreement, Palm agreed to make quarterly payments from September 2008 through December 2009. The amortization of the discount reported in interest expense for the three months ended August 31, 2008 was approximately $44,000. The remaining amount due under the agreement was $3.7 million as of August 31, 2008.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of August 31, 2008, Palm had made payments totaling $2.2 million under the agreement. The amortization of the discount reported in interest expense for the three months ended August 31, 2008 and 2007 was approximately $24,000 and $44,000, respectively. The remaining amount due under the agreement was $1.1 million as of August 31, 2008.

During February and October 2007, Palm acquired the assets of several businesses. Under the purchase agreements, Palm agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of August 31, 2008, Palm had made payments totaling approximately $2.9 million under the purchase agreements. The remaining amount due under these agreements was $5.2 million as of August 31, 2008.

In October 2007, Palm declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to Palm stockholders of $949.7 million. At this time, approximately $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. This distribution liability will be paid in cash as the related shares of restricted stock vest, ending in the fourth quarter of fiscal year 2010. As of August 31, 2008, the remaining amount due to holders of unvested restricted stock is approximately $0.7 million, of which approximately $0.5 million of this amount is classified in other accrued liabilities in the condensed consolidated balance sheet and approximately $0.2 million is classified within other non-current liabilities.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. Palm has estimated royalty obligations of $40.4 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2008, Palm’s cancellable and non-cancellable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were approximately $159.0 million.

As of August 31, 2008, Palm had approximately $8.2 million in restricted investments, which are collateral for outstanding letters of credit.

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 28 days or less. As of August 31, 2008, Palm’s outstanding notional contract value, which approximates fair value, was approximately $15.3 million which settled within 28 days. Palm does not enter into derivatives for speculative or trading purposes.

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

Changes in the product warranty accrual are (in thousands):

	Three Months Ended August 31,
	2008	2007
Balance, beginning of period	$40,185	$41,087
Payments made	(21,034)	(28,056)
Change in liability for product sold during the period	30,165	23,186
Change in liability for pre-existing warranties	1,595	(1,631)

Balance, end of period	$50,911	$34,586

16.	Restructuring Charges (Adjustments)

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

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 130 regular employees, and approximately $7.0 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of Palm’s retail stores. The facilities and property and equipment charge includes approximately $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of Palm’s retail stores and approximately $2.5 million for lease commitments for facilities no longer in service. During the first quarter of fiscal year 2009, additional restructuring charges of approximately $0.3 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by restructuring adjustments of approximately $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations.

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued development projects of approximately $5.9 million. Adjustments of approximately $0.7 million were recorded during the three months ended August 31, 2008 as a result of a higher-than-expected recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of Palm’s decision to focus its efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $9.4 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs, and approximately $0.7 million relating to lease commitments for property and equipment disposed of or removed from service. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States and were complete as of May 31, 2008. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations. As of August 31, 2008, the balance consists of lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.6 million.

The fourth quarter of fiscal year 2001 restructuring actions related to facilities costs related to lease commitments for space no longer intended for use. During the year ended May 31, 2008, adjustments of approximately $0.2 million were recorded as a result of more current information regarding future estimated sublease income. As of August 31, 2008, the balance consists of lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $10.4 million.

The restructuring actions recorded in connection with the Handspring acquisition included $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess. During the year ended May 31, 2008, adjustments of approximately $0.1 million were recorded and all actions were completed.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q3 2008 Action		Q2 2008 Action	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2007	$—	$—	$—	$—	$—	$5,092	$314	$5,406
Restructuring charges (adjustments)	7,723	6,958	5,928	9,400	684	(237)	(103)	30,353
Cash payments	(7,037)	(2,019)	(3,911)	(8,309)	(111)	(917)	(211)	(22,515)
Write-offs	—	(3,679)	(313)	(1,091)	(103)	—	—	(5,186)

Balance, May 31, 2008	686	1,260	1,704	—	470	3,938	—	8,058
Restructuring charges (adjustments)	347	(140)	(680)	—	—	—	—	(473)
Cash payments	(786)	(1,067)	(674)	—	(53)	(160)	—	(2,740)
Write-offs	—	—	—	—	(29)	—	—	(29)

Balance, August 31, 2008	$247	$53	$350	$—	$388	$3,778	$—	$4,816

17.	Patent acquisition cost (refund)

During the first quarter of fiscal year 2008, Palm paid $5.0 million to acquire patents and patent applications. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of Palm’s business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which Palm currently pays or expects to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition. During the first quarter of fiscal year 2009, Palm received a refund of approximately $1.5 million as a result of a re-negotiation of the purchase price. This amount was recognized as a benefit to Palm’s operating results at the time of receipt.

18.	Gain on Sale of Land

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

19.	Litigation

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

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On January 7, 2008, the Court granted preliminary approval of a settlement of this action and Palm provided notice to the settlement class members. A hearing to determine final settlement approval was conducted on May 23, 2008 and on July 9, 2008 the Court issued an Order approving the settlement with respect to the class and dismissing claims of the settlement class with prejudice. The Court reserved ruling on the application of plaintiffs’ counsel for attorneys’ fees and incentive awards to the representative plaintiffs. Intervenors at the hearing filed an appeal of the Court’s ruling on August 11, 2008. On September 25, 2008, the appellate court dismissed it as being untimely and the District Court ruling therefore became final. The terms of the Order issued by the Court will result in a resolution not material to Palm’s financial position. If approved as requested the terms of the proposed attorneys’ fees and incentive awards will result in a resolution not material to Palm’s financial position.

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

20.	Related Party Transactions

In fiscal year 2005, Palm made a $1.0 million equity investment in and entered into an agreement to host Palm’s software sales with Motricity, Inc. This equity investment is included in other assets. Palm paid nominal service fees to Motricity for hosting Palm’s software sales during the three months ended August 31, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on August 28 and May 31.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: mobile products and the mobile product market; our leadership position in mobile products; our revenue, cost of revenue, gross margins, operating income, operating expenses, operating results and profitability; our corporate strategy; growth in the smartphone market; capitalizing on industry trends and dynamics; economic trends and market conditions; our platform strategy; international, political and economic risk; our development and introduction of new products and services; acceptance of our smartphone products; market demand for our products; our ability to differentiate our products, deliver a range of product choices around open platforms and develop products to serve a broad range of customers; our ability to lead on design, ease-of-use and functionality; the development and timing of our new operating system and related software and the introduction of products based on this new platform; competition and our competitive advantages; our ability to build our brand and consumers’ awareness of our products; the resources that we and our competitors devote to development, promotion and sale of products; revenue and credit concentration with our largest customers; collectability of customer accounts; royalty obligations; inventory, channel inventory levels and inventory valuation; price protection, rebates and returns; product warranty accrual and liability; our effective tax rate and income tax expense; our tax strategy; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements; our liquidity, cash flow, cash position and ability to obtain additional funding; impairment charges and recovery in market value in connection with our investments in auction rate securities; the liquidity of, holding periods for and our ability and intent to hold our auction rate securities; the completion of restructuring actions; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; declines in the handheld market and in our handheld business; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation Partners, L.P.; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation, impairment of non-current auction rate securities and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and AICPA Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile products under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue

No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of end users that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $58.9 million as of August 31, 2008 which are included in other accrued liabilities. Actual claims for price protection, rebates and returns may vary over time and could differ from our estimates.

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

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have estimated royalty obligations of $40.4 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of August 31, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Fair Value Accounting

Effective June 1, 2008, we adopted Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, to account for our financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable quoted prices for identical instruments in active markets;

•

Level 2 - Observable quoted prices for similar instruments in active markets, observable quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; or

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate notes/bonds and certificates of deposit. We did not have observable inputs for the valuation of our balances of non-current auction rate securities, or ARS, and equity investments included in other assets. See Note 3 to the condensed consolidated financial statements for our methodology for valuing these assets. As of August 31, 2008, the total amount of assets classified as Level 3 was approximately $23.5 million, which represents 8.4% of the total amount of assets measured at fair value on a recurring basis, or $279.9 million. As of August 31, 2008, we do not have any liabilities that are measured at fair value on a recurring basis. Discussion of how we determine the fair value of our investments in non-current ARS may be found below.

In accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115¸ which we adopted on June 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three months ended August 31, 2008. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

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

Goodwill and Intangible Asset Impairment

We evaluate the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under Financial Accounting Standards Board, or FASB, SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized for an intangible asset to the extent that the asset’s carrying value is not recoverable and exceeds its fair value. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

We rely primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan, or ESPP, shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include our expected stock price volatility over the term of the awards, projected employee stock option exercise behaviors, expected risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on historical time from vesting until exercise and the expected term of ESPP shares using the average life of the purchase periods under each offering. We estimate the volatility of our common stock based upon the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based upon the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

The Geometric Brownian Motion simulation model was utilized to determine the fair value of stock options, restricted stock units and restricted stock awards granted with market conditions, or performance of Palm’s stock price, in connection with the recapitalization transaction in October 2007. This model was utilized in order to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated the specific terms of the awards to simulate multiple stock price paths over the various vesting periods to determine the average net present value across the simulation trials. The Geometric Brownian Motion simulation model is based on trials simulating the achievement of the market conditions and calculating the net present value of the fair value over all of the trials.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Non-Current Auction Rate Securities

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in ARS have continued to fail during the three months ended August 31, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process and/or for a period of time sufficient to allow for any anticipated recovery in market value.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on these investments at the maximum contractual rate, they are not currently trading and therefore do not currently have a readily determinable market value. As of August 31, 2008, the par value of Palm’s investment in ARS was approximately $74.7 million. The estimated fair value no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of August 31, 2008. Using this approach, estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return. Our most significant assumptions made in the present value calculations were the estimated weighted average lives for the collateral underlying each individual ARS and the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. As of August 31, 2008, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of approximately $7.5 million, of which $(0.1) million was deemed temporary and $7.6 million was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three months ended August 31, 2008, we determined that certain of our investments in ARS continued to experience a decline in fair value. As a result, we concluded that the impairment of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $7.4 million were recognized during the three months ended August 31, 2008 as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the Securities and Exchange Commission, or SEC, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors considered by Palm to classify its impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Results of Operations

Revenues

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Revenues	$366,857	100.0%	$360,759	100.0%	$6,098

We derive our revenues from sales of our smartphones, handheld computers, add-ons and accessories. Revenues for the three months ended August 31, 2008 increased approximately 2% from the three months ended August 31, 2007. Smartphone revenue was $333.8 million for the three months ended August 31, 2008 and increased approximately 10% from $302.2 million for the three months ended August 31, 2007. Handheld revenue was $33.1 million for the three months ended August 31, 2008 and decreased approximately 44% from $58.6 million for the three months ended August 31, 2007. During the three months ended August 31, 2008, net device units shipped were approximately 1,334,000 units at an average selling price of $273 per unit. During the three months ended August 31, 2007, net device units shipped were approximately 1,008,000 units at an average selling price of $348 per unit. Of this 2% increase in revenues, the higher unit shipments and accessories sales resulted in an increase of approximately 23 percentage points and the decrease in average selling prices partially offset this increase by approximately 21 percentage points. The increase in unit shipments is primarily due to an increase in smartphone unit shipments, partially offset by a decline in traditional handheld unit shipments as a result of the declining handheld market. The decrease in our average selling price is a result of a shift in product mix during the period towards lower-priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products which carry higher average selling prices. We expect our handheld business to continue to decline throughout the remainder of fiscal year 2009.

International revenues were approximately 10% of worldwide revenues for the three months ended August 31, 2008, compared with approximately 21% for the three months ended August 31, 2007.

Of the 2% increase in worldwide revenues for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007, approximately 13 percentage points resulted from an increase in United States revenues, partially offset by an approximately 11 percentage point decrease in international revenues. Average selling prices for our units decreased by approximately 24% in the United States and by approximately 19% internationally during the three months ended August 31, 2008 as compared to the three months ended August 31, 2007. The decrease in average selling prices in each region is primarily the result of a shift in product mix during the year towards lower-priced smartphone products and a reduction in the volume of certain of our smartphone products which carry higher average selling prices. Net unit devices shipped increased approximately 54% in the United States and decreased approximately 37% internationally compared to the year ago period. The increase in net units sold in the United States is primarily the result of the success of our Centro smartphone products, partially offset by a decline in traditional handheld unit sales. The decrease in net units sold internationally is primarily due to a decline in traditional handheld units as a result of the declining handheld market, coupled with a decrease in smartphone unit sales.

Cost of Revenues

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Cost of revenues	$269,516	73.5%	$230,335	63.8%	$39,181

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory and manufacturing overhead which includes manufacturing personnel related costs, depreciation and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 9.7 percentage points to 73.5% for the three months ended August 31, 2008 from 63.8% for the three months ended August 31, 2007. Of the increase in cost of revenues as a percentage of revenues, 5.9 percentage points resulted from a shift in product mix towards smartphone products with lower margins. The cost of warranty repairs increased 3.2 percentage points for the three months ended August 31, 2008 compared to the year ago period primarily due to a higher per unit repair cost, coupled with a shift in mix to smartphone products, which carry a higher per unit repair cost. An increase in freight charges resulted in a 0.5 percentage point increase in cost of revenues as a percentage of revenues as a result of increased shipment volumes coupled with an increase in fuel surcharges. Excess and obsolete costs associated with inventories which are no longer salable resulted in a 0.4 percentage point increase for the three months ended August 31, 2008 compared to the year ago period. These increased costs as a percentage of revenues were partially offset by a 0.4 percentage point decrease in technical service costs primarily because of lower call volumes coupled with lower per unit call costs.

Sales and Marketing

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Sales and marketing	$57,407	15.6%	$60,195	16.7%	$(2,788)

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended August 31, 2008 decreased approximately 5% from the three months ended August 31, 2007. The decrease in sales and marketing expenses as a percentage of revenue and in absolute dollars is primarily due to the following factors. Employee-related and travel expenses decreased approximately $4.2 million resulting from a decrease in our average headcount of approximately 80 employees during the three months ended August 31, 2008 as compared to the year ago period. As a result of the closure of our retail stores during the third quarter of fiscal year 2008, we realized decreased operating costs of approximately $2.9 million during the three months ended August 31, 2008 as compared to the year ago period. In addition, allocated costs also decreased by approximately $0.9 million as a result of fewer software system implementations and associated depreciation. These decreases were partially offset by an increase in advertising and product promotional programs of approximately $4.0 million due to an increase in product launches during the current period. During the first quarter of fiscal year 2009, we shifted our focus to product advertising from our brand campaign in the year ago period, resulting in higher product advertising costs as well as an increase in units provided to our wireless carrier partners for product certification and demonstration purposes. Additionally, we experienced an increase in our marketing development expenses with our carrier customers of approximately $1.3 million as a result of higher smartphone carrier revenue compared to the same period last year.

Research and Development

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Research and development	$48,809	13.3%	$52,616	14.6%	$(3,807)

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended August 31, 2008 decreased approximately 7% from the three months ended August 31, 2007. The decrease in research and development expenses as a percentage of revenue and in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting and project material costs decreased approximately $8.6 million over the same period last year due to a more streamlined engineering process during the three months ended August 31, 2008 primarily driven by our effort to focus, beginning in the second quarter of fiscal year 2008, on developing a single Palm-based software platform. This decrease was partially offset by an increase in employee-related expenses of approximately $3.4 million primarily due to the recruiting and relocation of engineering personnel and their related employment costs coupled with an increase in variable compensation. Stock-based compensation increased approximately $1.4 million during the three months ended August 31, 2008 primarily as a result of a higher average balance of outstanding stock-based awards as compared to the same period last year coupled with higher weighted-average fair value assumptions for the period compared to the three months ended August 31, 2007.

General and Administrative

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
General and administrative	$14,065	3.8%	$13,996	3.9%	$69

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended August 31, 2008 were relatively flat compared to the three months ended August 31, 2007. The decrease in general and administrative expenses as a percentage of revenues is due to the increase in our revenues. The increase in general and administrative expenses in absolute dollars is primarily due to the following factors. Employee-related expenses increased approximately $0.5 million primarily due to increased recruiting fees for key management positions. This increase was partially offset by a decrease in the provision for doubtful accounts of approximately $0.4 million, reflecting the quality of our accounts receivable balances and the decline of outstanding accounts receivable balance as compared to the year-ago period ending balance.

Amortization of Intangible Assets

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Amortization of intangible assets	$883	0.2%	$961	0.3%	$(78)

The decrease in amortization of intangible assets in absolute dollars and as a percentage of revenue is due to our acquisition-related contracts and customer relationships intangible assets becoming fully amortized during the fourth quarter of fiscal year 2008.

Patent acquisition cost (refund)

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Patent acquisition cost (refund)	$(1,537)	(0.4)%	$5,000	1.4%	$(6,537)

During the first quarter of fiscal year 2008, we paid $5.0 million to acquire patents and patent applications. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of our business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which we currently pay or expect to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition. During the first quarter of fiscal year 2009, we received a refund of approximately $1.5 million as a result of a re-negotiation of the purchase price. This amount was recognized as a benefit to our operating results at the time of receipt.

Restructuring Charges (Adjustments)

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Restructuring charges (adjustments)	$(473)	(0.1)%	$6,604	1.8%	$(7,077)

Restructuring charges (adjustments) relate to the implementation of a series of reorganization actions taken in prior years to streamline our business structure. Restructuring adjustments recorded during the three months ended August 31, 2008 of approximately $0.5 million consist of adjustments of approximately $0.7 million related to restructuring actions taken during the second quarter of fiscal year 2008 partially offset by charges of approximately $0.2 million related to restructuring actions taken during the third quarter of fiscal year 2008.

•

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 130 regular employees and approximately $7.0 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of our retail stores. The facilities and property and equipment charge includes approximately $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of our retail stores and approximately $2.5 million for lease commitments for facilities no longer in service. During the first quarter of fiscal year 2009, additional restructuring charges of approximately $0.3 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by restructuring adjustments of approximately $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. We took these restructuring actions to better align our cost structure with then current revenue expectations.

Our third quarter of fiscal year 2008 restructuring actions are expected to be substantially completed by the third quarter of fiscal year 2009. When complete, these actions are expected to result in annual expense reductions of at least $15.2 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of August 31, 2008, cash payments totaling approximately $7.8 million related to workforce reductions and $3.1 million related to facilities and property and equipment had been made related to these actions.

•

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued development projects of approximately $5.9 million. Adjustments of approximately $0.7 million were recorded during the three months ended August 31, 2008 as a result of a higher-than-expected recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

Our second quarter of fiscal year 2008 restructuring actions are expected to be substantially completed by the second quarter of fiscal year 2009. As of August 31, 2008, cash payments of approximately $4.6 million have been made related to these actions.

•

During the first quarter of fiscal year 2008, restructuring charges of approximately $6.6 million were recorded related to actions begun in that quarter, of which approximately $6.4 million related to workforce reductions, including severance, benefits and related costs, and $0.2 million related to property and equipment disposed of or removed from service. During the last nine months of fiscal year 2008, we recorded additional charges of approximately $3.0 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $1.9 for other severance, benefits and related costs and approximately $0.5 million relating to property and equipment disposed of or removed from service. The excess facilities and equipment costs were recognized for lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $0.6 million. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States. We took these restructuring actions to better align our cost structure with then current revenue expectations.

Our first quarter of fiscal year 2008 restructuring actions are complete except for remaining contractual payments for excess facilities. These actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of August 31, 2008, cash payments totaling approximately $8.3 million related to workforce reductions and $0.2 million related to facilities and property and equipment had been made related to these actions.

Gain on Sale of Land

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Gain on sale of land	$—	—%	$(4,446)	(1.2)%	$4,446

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

Impairment of Non-Current Auction-Rate Securities

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Impairment of non-current auction rate securities	$(14,965)	(4.1)%	$—	—%	$14,965

Impairment of non-current auction rate securities for the three months ended August 31, 2008 reflects an impairment charge of approximately $15.0 million recognized on our non-current ARS. These non-current ARS are interest bearing and represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. We have used a discounted cash flow model to determine the estimated fair value of our investments in ARS as of August 31, 2008. Using this approach, estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return. For the three months ended August 31, 2008, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of approximately $7.5 million, of which $(0.1) million was deemed temporary and $7.6 million was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three months ended August 31, 2008, we determined that certain of our investments in ARS continued to experience a decline in fair value. As a result, we concluded that the impairment of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $7.4 million were recognized during the three months ended August 31, 2008 as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

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

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Interest (expense)	$(6,894)	(1.9)%	$(153)	—%	$6,741

Interest expense during the three months ended August 31, 2008 increased as a result of the higher outstanding debt balance as compared to the year ago period. Following the closing of the recapitalization transaction in October 2007, we increased our outstanding debt balance by $400.0 million.

Interest Income

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Interest income	$2,016	0.5%	$7,918	2.2%	$(5,902)

For the three months ended August 31, 2008, the overall decrease in interest income, both in absolute dollars and as a percentage of revenues, is due to lower average cash, cash equivalents and short-term investment balances and less favorable interest rates as compared to the same period last year.

Other Income (Expense), Net

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Other income (expense), net	$(455)	(0.1)%	$(301)	(0.1)%	$154

Other income (expense), net for the three months ended August 31, 2008 consisted of bank and other miscellaneous charges. Other income (expense), net for the three months ended August 31, 2007 consisted of bank and other miscellaneous charges partially offset by net gains of approximately $0.1 million recognized on sales of short-term investments.

Income Tax Provision (Benefit)

	Three Months Ended August 31,
	2008	% of Revenue	2007	% of Revenue	Increase/ (Decrease)
	(dollars in thousands)
Income tax provision (benefit)	$(2,634)	(0.7)%	$3,803	1.1%	$(6,437)

For the three months ended August 31, 2008, Palm’s income tax benefit was $2.6 million, which consisted of federal, state and foreign income taxes. The effective tax rate for the three months ended August 31, 2008 was 6% and resulted from the computation of an income tax benefit for the United States with pre-tax loss at the applicable tax rate offset by income tax expense for non-US jurisdictions with pre-tax income at the applicable tax rates. Due to an increase in the valuation allowance related to the benefit associated with the non-deductible impairment charges of our non-current ARS investments, there was no net effect on our effective tax rate related to this item.

Our estimate of the effective tax rate is based on the application of existing tax laws to current projections of our annual consolidated results, including projections of the mix of income (loss) earned among our entities and tax jurisdictions in which they operate.

For the three months ended August 31, 2007, Palm’s income tax expense was $3.8 million, which consisted of federal, state and foreign income taxes. The effective tax rate for the three months ended August 31, 2007 was 128.4%. The provision for income taxes for the three months ended August 31, 2007 resulted from the computation of an income tax expense for the US and other jurisdictions with pre-tax income at the applicable tax rates while, for certain jurisdictions with pre-tax losses, no tax benefit was available to offset the tax expense computed for profitable jurisdictions.

Liquidity and Capital Resources

Cash and cash equivalents as of August 31, 2008 were $167.3 million, compared to $176.9 million as of May 31, 2008, a decrease of $9.6 million. We experienced an approximately $3.6 million net decrease in cash flows from operations resulting from our net loss of $39.5 million, which was partially offset by non-cash charges of $28.0 million and changes in assets and liabilities of $7.9 million. Our cash decreased due to purchases of property and equipment of $2.4 million, debt repayments of $5.0 million and a $9.00 one-time per share cash distribution in connection with the recapitalization transaction in October 2007 of $0.1 million to holders of restricted stock awards that vested during the quarter. Fluctuations in exchange rates during the first quarter of fiscal year 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of approximately $0.7 million for the period. These decreases were partially offset by net sales of short-term investments of $0.3 million, proceeds received from the sale of restricted investments totaling $0.4 million and $1.5 million from stock-related activity as a result of the exercise of stock options and other equity awards.

We hold a variety of interest bearing auction rate securities that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the three months ended August 31, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of our ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of our investment in the original security, and we continue to classify this instrument in our non-current auction rate securities balance. We currently have the ability and intent to hold these investments until a recovery of the auction process and/or for a period of time sufficient to allow for any anticipated recovery in market value. We currently classify all of these investments as non-current auction rate securities on our condensed consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on these investments at the maximum contractual rate, they are not currently trading and therefore do not currently have a readily determinable market value. As of August 31, 2008, the par value of our investment in ARS was approximately $74.7 million. The estimated fair value no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in ARS as of August 31, 2008. Using this approach, estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS were used and the expected future cash flows were calculated over the expected life of each security and were discounted to a single present value using an estimated market required rate of return. For the three months ended August 31, 2008, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of approximately $7.5 million, of which $(0.1) million was deemed temporary and $7.6 million was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three months ended August 31, 2008, we determined that certain of our investments in ARS continued to experience a decline in fair value. As a result, we concluded that the impairment of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $7.4 million were recognized during the three months ended August 31, 2008 as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors we considered to classify our impairments between temporary and other-than-temporary are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

We anticipate our balances of cash, cash equivalents and short-term investments of $248.3 million as of August 31, 2008 will satisfy our operational cash flow requirements for at least the next twelve months. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies. If we fail to meet our operating forecast or market conditions negatively affect our cash flows, we may be required to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition.

Net accounts receivable was $141.6 million as of August 31, 2008, an increase of $25.2 million, or 22%, from $116.4 million as of May 31, 2008. Days sales outstanding, or DSO, of receivables was 35 days at both August 31, 2008 and May 31, 2008, respectively. The DSO remained flat for the first quarter of fiscal year 2009 as compared to the fourth quarter of fiscal year 2008. During the three months ended August 31, 2008, the cash conversion cycle increased 2 days to -4 days compared to -6 days as of May 31, 2008. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is an annual metric on which we have focused as we continue to try to efficiently manage our assets.

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

During the three months ended August 31, 2008 and the fiscal year ended May 31, 2008, we did not repurchase any shares of common stock through open market purchases. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2009.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. Borrowings under the Credit Agreement bear interest at our election at 1-, 2-, 3-, or 6- month LIBOR plus 3.50%, or the Alternative Base Rate (higher of Prime Rate and Federal Funds Rate plus 0.50%) plus 2.50%. As of August 31, 2008, the interest rate for the Term Loan was based on 1-month LIBOR plus 3.50%, or 5.97%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. See Note 13 of the condensed consolidated financial statements for a full description of the restrictions and requirements under the Credit Agreement. As of August 31, 2008, $397.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. As of August 31, 2008, we had made payments totaling approximately $30.3 million. The remaining amount due under the agreement was approximately $11.4 million as of August 31, 2008.

In May 2005, we acquired PalmSource’s 55 percent share of the Palm Trademark Holding Company, or PTHC, and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The amortization of the discount reported in interest expense for the three months ended August 31, 2008 and 2007 was approximately $53,000 and $0.1 million, respectively. The remaining amount due to PalmSource under this agreement was $3.8 million as of August 31, 2008.

During fiscal year 2008, we entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million (net present value of $3.5 million). Under the terms of the agreement, we agreed to make quarterly payments from September 2008 through December 2009. The amortization of the discount reported in interest expense for the three months ended August 31, 2008 was approximately $44,000. The remaining amount due under the agreement was $3.7 million as of August 31, 2008.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of August 31, 2008, we had made payments totaling $2.2 million under the agreement. The amortization of the discount reported in interest expense for the three months ended August 31, 2008 and 2007 was approximately $24,000 and $44,000, respectively. The remaining amount due under the agreement was $1.1 million as of August 31, 2008.

During February and October 2007, we acquired the assets of several businesses. Under the purchase agreements, we agreed to pay up to $8.1 million over four years in employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of August 31, 2008, we had made payments totaling approximately $2.9 million under the purchase agreements. The remaining amount due under these agreements was $5.2 million as of August 31, 2008.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to our stockholders of $949.7 million. At this time, approximately $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. This distribution liability will be paid in cash as the related shares of restricted stock vest, ending in the fourth quarter of fiscal year 2010. As of August 31, 2008, the remaining amount due to holders of unvested restricted stock is approximately $0.7 million, of which approximately $0.5 million of this amount is classified in other accrued liabilities in the condensed consolidated balance sheet and approximately $0.2 million is classified within other non-current liabilities.

As of August 31, 2008, we had $6.2 million of non-current tax liabilities in our condensed consolidated balance sheet for unrecognized tax positions. The periods in which we will reach cash settlement with the respective tax authorities cannot be reasonably estimated.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. We have estimated royalty obligations of $40.4 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of August 31, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2008, our cancellable and non-cancellable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were approximately $159.0 million.

As of August 31, 2008, we had approximately $8.2 million in restricted investments, which are collateral for outstanding letters of credit.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. These foreign exchange forward contracts have maturities of 28 days or less. As of August 31, 2008, our outstanding notional contract value, which approximates fair value, was approximately $15.3 million which settled within 28 days. We do not enter into derivatives for speculative or trading purposes.

In October 2007, we sold an aggregate of 325,000 shares of our series B redeemable convertible preferred stock, or Series B Preferred Stock, for an aggregate purchase price of $325.0 million to Elevation Partners, L.P. For so long as Elevation Partners holds any outstanding shares of Series B Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock, to create or issue any equity securities that rank senior to or on a parity with the Series B Preferred Stock with respect to dividend rights or rights upon our liquidation. The Series B Preferred Stock reflects a discount of approximately $9.8 million related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. The accretion of the Series B Preferred Stock will be included in our earnings per share calculation over seven years.

Effects of Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of approximately $167.3 million and $176.9 million as of August 31, 2008 and May 31, 2008, respectively, are primarily money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2008 or May 31, 2008 would cause an immaterial decline in the fair value of our cash equivalents. As of August 31, 2008 and May 31, 2008, we had short-term investments of $81.0 million and $81.8 million, respectively. Our investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. These available-for-sale investments include government and domestic corporate debt securities and are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels as of August 31, 2008 would cause a decline of less than 2%, or approximately $1.0 million, in the fair market value of our short-term investment portfolio. A similar increase in market interest rates from levels as of May 31, 2008 would have resulted in a decline of less than 2%, or approximately $1.2 million, in the fair market value of our short-term investment portfolio as of May 31, 2008. We would expect our net loss or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit default linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the three months ended August 31, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. We currently classify all of these investments as non-current auction rate securities on our condensed consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities. As of August 31, 2008, we determined there was a total decline in the fair value of our ARS investments of approximately $52.2 million, of which approximately $5.1 million was deemed temporary and $47.1 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2008 would cause an additional decline of less than 2%, or approximately $0.4 million, in the fair market value of our investments in ARS. As of May 31, 2008, we determined there was a total decline in the fair value of our ARS investments of approximately $44.7 million, of which approximately $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2008 would have caused an additional decline of less than 1%, or less than $0.1 million, in the fair market value of our investments in ARS.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $397.0 million as of August 31, 2008. We do not currently use derivatives to manage interest rate risk. As of August 31, 2008, our interest rate applicable to borrowings under the Credit Agreement was approximately 5.97%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of approximately $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain of $0.4 million and $0.3 million for the three months ended August 31, 2008 and 2007, respectively, and is included in operating loss in our condensed consolidated statements of operations. Our foreign exchange forward contracts have maturities of 28 days or less. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on August 31, 2008 and May 31, 2008 had a notional contract value, which approximates fair value, in U.S. dollars of approximately $15.3 million and $7.0 million, respectively, which settled within 28 days. We do not utilize derivative financial instruments for trading purposes.

Equity Price Risk

As of August 31, 2008 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 19 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

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

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone manufacturers such as Apple, Asustek, High Tech Computer (or HTC), LG, Motorola, Nokia, Pantech, Research in Motion (or RIM), Samsung and Sony-Ericsson; and computing device companies such as Acer, Hewlett-Packard and Mio Technology. In addition, our products compete for a share of disposable income and business spending on consumer electronic, telecommunications and computing products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

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

The success of our business strategy and our smartphone products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. Wireless carriers control which products to certify on their networks, offer to their customers and promote through price subsidies and marketing campaigns. We cannot assure you that we will be successful in establishing new relationships, or maintaining or advancing existing relationships, with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our smartphone products. Additional factors that are largely within the control of wireless carriers, but which are important to the success of our smartphone products, include:

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

The ITC has issued an order banning the import of certain models of mobile broadband handsets containing Qualcomm chips, chipsets and software after ruling that Qualcomm’s cellular chips, chipsets and software infringe on a Broadcom patent relating to power-saving technology. In addition, the ITC also issued a cease-and-desist order that prevents Qualcomm from engaging in certain activities within the United States related to the infringing chips. The banned chips, chipsets and software are used in handheld wireless communications devices that are capable of operating on cellular telephone networks, such as EvDO and wCDMA networks operated by wireless carriers such as AT&T, Sprint and Verizon. An exception to the ban allows the import of handheld wireless communications devices that are of the same model as handheld wireless communications devices that were being imported for sale to the general public on or before June 7, 2007.

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

Qualcomm and Broadcom also continue to be engaged in litigation in at least two U.S. District Courts regarding Qualcomm’s chipsets and software used in wireless handsets and related support services. In one action, Qualcomm was immediately enjoined from providing certain chipsets to customers and ordered not to provide other chipsets and/or related support services after January 31, 2009. Upon Qualcomm’s appeal the Federal Circuit Court of Appeal issued a ruling that, in relevant part, affirmed the injunction with respect to certain Qualcomm chipsets, including, but not limited to, those we currently use in our Centro CDMA EvDO smartphones. On September 23, 2008 the District Court clarified the injunction ruling, finding that products containing the infringing chipsets must be imported into the United States before January 31, 2009. Accordingly, Palm may be required to import any affected CDMA EvDO Centro products by that date, except for those intended for Verizon, a Broadcom licensee. For Palm products affected by the injunction ruling other than our Centro CDMA EvDO smartphones, Qualcomm has provided alternative chipsets containing workarounds to avoid infringement of Broadcom’s patents but there is no assurance that, if challenged, the chipsets containing the workarounds will be found to be noninfringing.

An adverse outcome in any of these cases without an effective workaround could require modifications to our existing and/or future smartphone roadmap, thereby delaying product introductions and adversely affect our customer relationships, revenues, results of operations and financial condition.

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

In October 2007, we entered into a Credit Agreement to obtain a Term Loan and a Revolver. As a result of this Credit Agreement, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flows in the future. Our ability to generate cash is subject to our future operating performance and the demand for, and price levels of, our current and future products and services. However, our ability to generate cash is also subject to prevailing economic and competitive conditions and to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. There is no assurance that our business will generate cash flows from operations, or that future borrowings will be available to us under our existing or any new credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs, including operations. If our cash flows and capital resources are insufficient to fund our debt service or repayment obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, restructure or refinance all or a portion of our indebtedness, including the Term Loan, or incur additional debt. There is no assurance that we would be able to take any of these actions on commercially reasonable terms or at all. There is also no assurance that these actions would be successful and permit us to meet our scheduled debt service or repayment obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such cash flow and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to realize and obtain proceeds from them adequate to meet our debt service and other obligations. The Credit Agreement governing the Term Loan and Revolver restricts our ability to dispose of assets and use the proceeds from the disposition.

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

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Intellectual property licensing entities generally do not generate products or services. As a result, we cannot deter their infringement claims based on counterclaims that they infringe patents in our portfolio or by entering cross-licensing arrangements. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements or to indemnify our customers, licensees, original design manufacturers, or ODMs, and other third parties with whom we have relationships. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products. These risks associated with patent litigation are exacerbated by the lack of a clear and consistent legal standard for assessing damages in such litigation.

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

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the three months ended August 31, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount if we need liquidity. Maturity dates for these ARS investments range from 2017 to 2052.

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

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process and/or for a period of time sufficient to allow for any anticipated recovery in market value, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters.

Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for Palm to 50% or more.

As a result of the recapitalization transaction in October 2007, we experienced a change in our ownership of approximately 27% as of October 24, 2007. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. This would limit the net operating loss available to offset taxable income each year following the cumulative change in our ownership over 50%. In the event the usage of these net operating losses is subject to limitation and we are profitable, our earnings and cash flows could be adversely impacted due to our increased tax liability.

If we continue to experience quarterly net losses over an extended period of time, we may need to establish a valuation allowance on our deferred tax asset relating to our net operating loss carryforwards, which could adversely affect our results of operations.

During the past five quarters, we have generated domestic net operating loss carryforwards that resulted in an increase in our existing deferred tax assets. If the current trends and market conditions continue and if we continue to generate net operating losses, we may be in a cumulative loss position in fiscal year 2009 and will need to evaluate increasing the valuation allowance on our deferred tax assets. The key components of this evaluation are, among other things, considering all of the positive and negative evidence in existence at that time, including the cumulative results of operations in recent years, the nature of recent losses, forecasts of a return to profitability and the length of tax loss carryforward periods. We will continue to assess whether an increase in the valuation allowance is necessary each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance on our deferred tax assets may be required in the near term, which would adversely affect our results of operations.

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

As of August 31, 2008, the Series B Preferred Stock owned by Elevation Partners and its affiliates is convertible into approximately 26% of our outstanding common stock on an as-converted basis and votes on an as-converted basis with our common stock on all matters other than the election of directors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended August 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
June 1, 2008—June 30, 2008	—	$—	—	$—	$219,037,247
July 1, 2008—July 31, 2008	—	—	—	—	$219,037,247
August 1, 2008—August 31, 2008	—	—	—	—	$219,037,247

	—	$—	—

(1)	During the three months ended August 31, 2008, the Company did not repurchase any shares of common stock. As of August 31, 2008, a total of approximately 288,000 restricted shares may still be repurchased.

(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended August 31, 2008, no shares were repurchased under the stock buyback program. As of August 31, 2008, $219.0 million remains available for future repurchase.

Item 6.	Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.3*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.4*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.5*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.6	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.7*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.8*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.9*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.10*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.11*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.12*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.13	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.21	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.22	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.23	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.24	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.25	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.26*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.27*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.28**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.29	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.30	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.31	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.32	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.33	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.34	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.35*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.36*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.37*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.38*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.39*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.40*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.41	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.42*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.43*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.44	4/7/08

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Date: October 2, 2008	By:	/s/ ANDREW J. BROWN
Andrew J. Brown Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1 and 3.2 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

10.1*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.3*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.4*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.5*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.6	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.7*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.8*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.9*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.10*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.11*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.12*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.13	Separation Agreement between the registrant and R. Todd Bradley dated as of January 24, 2005.	10-Q	000-29597	10.26	4/5/05

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Retention Agreement between the registrant and Celeste Baranski, dated June 29, 2005.	10-Q	000-29597	10.28	10/7/05

10.21	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.22	Release Agreement between the registrant and Ken Wirt dated as of March 13, 2006.	10-Q	000-29597	10.26	4/11/06

10.23	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.24	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.25	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.27*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.28**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.29	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.30	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.31	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.32	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.33	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.34	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.35*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.36*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.37*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.38*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.39*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.40*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.41	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.42*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.43*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.44	4/7/08

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.