Form 10-Q
period 2008-11-28
PALM INC
filed 2009-01-06
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2008

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

As of December 26, 2008, 110,642,077 shares of the Registrant’s Common Stock were outstanding.

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

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Revenues	$191,618	$349,633	$558,475	$710,392
Cost of revenues (*)	153,477	245,868	422,993	476,203

Gross profit	38,141	103,765	135,482	234,189
Operating expenses:
Sales and marketing (*)	45,282	61,466	102,689	121,661
Research and development (*)	47,722	53,570	96,531	106,186
General and administrative (*)	13,474	20,237	27,539	34,233
Amortization of intangible assets	883	962	1,766	1,923
Patent acquisition cost (refund)	—	—	(1,537)	5,000
Restructuring charges (*)	8,296	10,145	7,823	16,749
Gain on sale of land	—	—	—	(4,446)

Total operating expenses	115,657	146,380	234,811	281,306
Operating loss	(77,516)	(42,615)	(99,329)	(47,117)
Impairment of non-current auction rate securities	(14,253)	—	(29,218)	—
Interest (expense)	(7,686)	(4,037)	(14,580)	(4,190)
Interest income	2,056	7,765	4,072	15,683
Other income (expense), net	(358)	(144)	(813)	(445)

Loss before income taxes	(97,757)	(39,031)	(139,868)	(36,069)
Income tax provision (benefit)	408,413	(30,183)	405,779	(26,380)

Net loss	(506,170)	(8,848)	(545,647)	(9,689)
Accretion of series B redeemable convertible preferred stock	2,424	780	4,825	780

Net loss applicable to common shareholders	$(508,594)	$(9,628)	$(550,472)	$(10,469)

Net loss per common share:
Basic and diluted	$(4.64)	$(0.09)	$(5.05)	$(0.10)

Shares used to compute net loss per common share:
Basic and diluted	109,698	105,296	108,994	104,647

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$413	$651	$777	$1,062
Sales and marketing	737	2,760	2,154	4,067
Research and development	2,303	3,387	5,551	5,209
General and administrative	2,384	7,495	4,355	9,083
Restructuring charges	495	956	495	956

	$6,332	$15,249	$13,332	$20,377

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30, 2008	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$143,605	$176,918
Short-term investments	80,365	81,830
Accounts receivable, net of allowance for doubtful accounts of $1,077 and $1,169, respectively	98,230	116,430
Inventories	28,517	67,461
Deferred income taxes	178	82,011
Prepaids and other	20,663	15,436

Total current assets	371,558	540,086
Restricted investments	7,906	8,620
Non-current auction rate securities	13,257	29,944
Property and equipment, net	33,218	39,636
Goodwill	166,332	166,332
Intangible assets, net	54,114	61,048
Deferred income taxes	533	318,850
Other assets	14,008	15,746

Total assets	$660,926	$1,180,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$134,647	$161,642
Income taxes payable	1,984	1,088
Accrued restructuring	10,033	8,058
Current portion of long-term debt	4,000	4,000
Other accrued liabilities	260,908	236,558

Total current liabilities	411,572	411,346
Non-current liabilities:
Long-term debt	392,000	394,000
Non-current tax liabilities	6,593	6,127
Other non-current liabilities	1,338	2,098

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized and outstanding; aggregate liquidation value: $325,000	260,496	255,671

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 125,000 shares authorized:
Series A: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 110,541 shares and 108,369 shares, respectively	111	108
Additional paid-in capital	674,725	659,141
Accumulated deficit	(1,083,131)	(537,484)
Accumulated other comprehensive loss	(2,778)	(10,745)

Total stockholders’ equity (deficit)	(411,073)	111,020

Total liabilities and stockholders’ equity (deficit)	$660,926	$1,180,262

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(545,647)	$(9,689)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	10,157	9,308
Stock-based compensation	13,332	20,377
Amortization of intangible assets	6,934	9,090
Amortization of debt issuance costs	1,571	262
Deferred income taxes	411,190	(18,768)
Realized gain on sale of short-term investments	—	(355)
Excess tax benefit related to stock-based compensation	—	(3,840)
Realized gain on sale of land	—	(4,446)
Impairment of non-current auction rate securities	29,218	—
Changes in assets and liabilities:
Accounts receivable	15,141	32,096
Inventories	38,396	(10,608)
Prepaids and other	(5,415)	117
Accounts payable	(24,477)	(28,516)
Income taxes payable	(7,520)	(6,759)
Accrued restructuring	3,523	6,921
Other accrued liabilities	29,560	9,312

Net cash provided by (used in) operating activities	(24,037)	4,502

Cash flows from investing activities:
Purchase of property and equipment	(5,311)	(13,851)
Proceeds from sale of land	—	64,446
Purchase of short-term investments	(70)	(324,182)
Sale of short-term investments	524	519,961
Cash paid for business acquisition	—	(495)
Purchase of restricted investments	—	(8,951)
Sale of restricted investments	714	—

Net cash provided by (used in) investing activities	(4,143)	236,928

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	5,193	23,081
Proceeds from issuance of series B redeemable convertible preferred stock, net	—	315,216
Excess tax benefit related to stock-based compensation	—	3,840
Proceeds from issuance of debt, net	—	381,130
Repayment of debt	(6,913)	(545)
Cash distribution to stockholders	(124)	(948,611)

Net cash used in financing activities	(1,844)	(225,889)

Effects of exchange rate changes on cash and cash equivalents	(3,289)	—
Change in cash and cash equivalents	(33,313)	15,541
Cash and cash equivalents, beginning of period	176,918	128,130

Cash and cash equivalents, end of period	$143,605	$143,671

Other cash flow information:
Cash paid (refund) for income taxes	$1,520	$(584)

Cash paid for interest	$8,082	$2,862

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of Palm’s financial position as of November 30, 2008, results of operations for the three and six months ended November 30, 2008 and 2007 and cash flows for the six months ended November 30, 2008 and 2007. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Palm adopted SFAS No. 157 to account for its financial assets and liabilities for the fiscal year beginning June 1, 2008 (see Note 3 to the condensed consolidated financial statements). The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on Palm’s financial condition, results of operations or cash flows. Palm is required to adopt SFAS No. 157 to account for certain nonfinancial assets and liabilities for the fiscal year beginning June 1, 2009. Palm is currently evaluating the effect, if any, that the adoption of the deferred provisions of SFAS No. 157 will have on its condensed consolidated financial statements, but does not expect it to have a material impact.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to expand disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope of accounting. Palm is required to adopt SFAS No. 161 for interim or annual periods beginning after November 15, 2008, or Palm’s third quarter of fiscal year 2009. Palm does not expect the adoption of SFAS No. 161 to have an impact on Palm’s historical financial position or results of operations at the time of adoption.

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

For the three and six months ended November 30, 2008 there was no material impact from the adoption of SFAS No. 157 on Palm’s condensed consolidated financial statements. Financial assets measured at fair value on a recurring basis as of November 30, 2008 are classified based on the valuation technique level in the table below:

	Fair Value Measurements as of November 30, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$70,908	$70,908	$—	$—
Cash equivalents, money market funds	72,697	72,697	—	—
Short-term investments:
Federal government obligations	76,861	76,811	50	—
Corporate notes/bonds	3,504	—	3,504	—
Restricted investments:
Money market funds	7,387	7,387	—	—
Certificates of deposit	519	—	519	—
Non-current auction rate securities, corporate notes/bonds	13,257	—	—	13,257
Equity investments, corporate stock (1)	987	—	—	987

Total assets at fair value	$246,120	$227,803	$4,073	$14,244

(1)	Included in other assets on Palm’s condensed consolidated balance sheet.

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

Palm did not have observable inputs for the valuation of its balances of non-current auction rate securities and equity investments included in other assets. Palm’s methodology for valuing these assets is described below. The following tables provide a summary of changes in fair value of Palm’s Level 3 financial assets for the three and six months ended November 30, 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended November 30, 2008
	Non-current Auction Rate Securities(1)	Equity Investments(2)	Total
Balances, August 31, 2008	$22,468	$987	$23,455
Total losses (realized/unrealized):
Included in loss before income taxes	(14,253)	—	(14,253)
Included in other comprehensive (loss)	5,042	—	5,042
Purchases, sales, issuances and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balances, November 30, 2008:	$13,257	$987	$14,244

Total losses for the period included in loss before income taxes relating to assets still held at November 30, 2008	$(14,253)	$—	$(14,253)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended November 30, 2008
	Non-current Auction Rate Securities(1)	Equity Investments(2)	Total
Balances, May 31, 2008	$29,944	$987	$30,931
Total losses (realized/unrealized):
Included in loss before income taxes	(29,218)	—	(29,218)
Included in other comprehensive (loss)	12,531	—	12,531
Purchases, sales, issuances and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balances, November 30, 2008:	$13,257	$987	$14,244

Total losses for the period included in loss before income taxes relating to assets still held at November 30, 2008	$(29,218)	$—	$(29,218)

(1)	The primary cause of the decline in fair value of Palm’s non-current auction rate securities, or ARS, was an increase in the estimated required rates of return (which considered both the credit quality and the market liquidity for these investments) used to discount the estimated future cash flows over the estimated life of each security. See Note 7 to the condensed consolidated financial statements for further information regarding non-current auction rate securities.

(2)	The fair value of Palm’s equity investment was classified as a Level 3 instrument, as it uses unobservable inputs and requires management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. The valuation of this equity investment also takes into account recent financing activities by the investee, the investee’s capital structure, liquidation preferences for the investee’s capital and other economic variables.

As of November 30, 2008, Palm does not have liabilities that are measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current operations at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes Palm elects for similar types of assets and liabilities. Palm adopted SFAS No. 159 as of June 1, 2008. Palm evaluated its existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three or six months ended November 30, 2008. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time Palm first recognizes an eligible item or enters into an eligible firm commitment, Palm may decide to exercise the option on new items when business reasons support doing so in the future. The adoption of SFAS No. 159 did not have any impact on Palm’s financial condition, results of operations or cash flows for the three or six months ended November 30, 2008.

4.	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended November 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(506,170)	$(8,848)	$(545,647)	$(9,689)
Accretion of series B redeemable convertible preferred stock	2,424	780	4,825	780

Net loss applicable to common shareholders	$(508,594)	$(9,628)	$(550,472)	$(10,469)

Denominator:
Shares used to compute basic and diluted net loss per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	109,698	105,296	108,994	104,647

Basic and diluted net loss per common share	$(4.64)	$(0.09)	$(5.05)	$(0.10)

Palm follows Emerging Issues Task Force, or EITF, Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic and diluted earnings per share is then calculated by dividing income (loss) allocable to common shareholders (after the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of common shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, the earnings per common share amounts only pertain to Palm’s common stock.

For the three and six months ended November 30, 2008, approximately 22,004,000 and 20,193,000 weighted average share-based payment awards to purchase of Palm common stock, respectively, and 38,235,000 shares related to the Series B Preferred Stock (calculated using the “if converted” method), were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the net loss per share. For the three and six months ended November 30, 2007, approximately 13,095,000 and 14,367,000 weighted average options to purchase Palm common stock, respectively, and 15,588,000 and 7,794,000 shares related to the Series B Preferred Stock (calculated using the “if converted” method), respectively, were excluded. Under the “if converted” method, the Series B Preferred Stock is assumed to be converted to common shares at a conversion price of $8.50 per share and accretion related to the Series B Preferred Stock is added back to net loss.

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

Palm estimates the expected term of options granted based on historical time from vesting until exercise and the expected term of ESPP shares using the average life of the purchase periods under each offering. Palm estimates the volatility of its common stock based upon the implied volatility derived from the historical market prices of Palm’s traded options with similar terms. Palm’s decision to use this measure of volatility was based upon the availability of actively traded options on its common stock and Palm’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in Palm’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R), Share-Based Payment, requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation only for those awards that are expected to vest.

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted and ESPP shares purchased during the three and six months ended November 30, 2008 and 2007 are provided below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Assumptions applicable to stock options:
Risk-free interest rate	2.3%	3.8%	2.9%	3.8%
Volatility	52%	36%	52%	36%
Option term (in years)	3.9	3.2	3.9	3.2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$2.41	$3.00	$2.49	$3.03

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	1.8%	3.8%	1.8%	3.8%
Volatility	55%	46%	55%	46%
Option term (in years)	1.3	1.3	1.3	1.3
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at date of purchase	$2.36	$3.83	$2.36	$3.83

In September 2007, Palm stockholders approved amendments to the Board of Director stock option plans and the Handspring stock option plans, which were assumed in connection with a merger, to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. In accordance with SFAS No. 123(R), Palm performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007 adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that approximately 180 awards had approximately $8.2 million of incremental fair value, of which approximately $8.0 million was recorded as stock-based compensation expense during fiscal year 2008 related to the modification of options that had vested. An additional $29,000 and $75,000 were recognized during the three and six months ended November 30, 2008, respectively, for options vesting during the period. The remaining approximately $126,000 will be amortized relative to the vesting period of the affected stock options, which is expected to be the next 1.8 years.

Upon the closing of the Recapitalization Transaction, all outstanding options and restricted stock units, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007. The fair value of the modified awards was calculated using a Trinomial Lattice simulation model as described above, and compared to the fair value of the options outstanding just prior to the transaction. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on October 24, 2007 adjusted for the $9.00 per share distribution, or $10.18, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that approximately 60 awards had incremental fair value of less than $0.1 million, which was completely recognized as of the first quarter of fiscal year 2009.

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

Income Tax Benefit Recorded in Stockholders’ Equity (Deficit)

The income tax benefit recorded in stockholders’ equity (deficit) was reduced by $0.3 million for the three months ended November 30, 2008, due to income tax deficiencies realized from stock option exercises and ESPP rights. The net associated income tax benefit for the six months ended November 30, 2008 was approximately $1.9 million. The total associated income tax benefit for the three and six months ended November 30, 2007 was approximately $0.9 million and approximately $2.0 million, respectively.

In accordance with SFAS No. 123(R), Palm has presented tax benefits for deductions in excess of the compensation cost recognized for those options as financing cash flows.

Stock-Based Options and Awards Activity

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

A summary of Palm’s stock option program as of November 30, 2008 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of November 30, 2008	17,413	$6.20	5.7	$515
Options exercisable as of November 30, 2008	10,209	$5.76	5.3	$511

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $2.39 and $6.97 as of November 30, 2008 and 2007, respectively, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was approximately $5.9 million and approximately $7.2 million for the three and six months ended November 30, 2008, respectively, and approximately $9.1 million and approximately $13.5 million for the three and six months ended November 30, 2007, respectively.

As of November 30, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was approximately $20.8 million, which is expected to be recognized over the next 3.0 years.

As of November 30, 2008, total unrecognized compensation costs related to non-vested restricted stock awards was approximately $1.7 million, which is expected to be recognized over the next 2.5 years.

A summary of Palm’s restricted stock unit program as of November 30, 2008 is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of November 30, 2008	731	$6.89	1.3	$1,747

As of November 30, 2008, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was approximately $4.2 million, which is expected to be recognized over the next 2.4 years.

A summary of Palm’s ESPP as of November 30, 2008 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
ESPP shares vested and expected to vest as of November 30, 2008	2,234	$7.54	1.1	$—

As of November 30, 2008, total unrecognized compensation costs related to the ESPP was approximately $4.0 million, which is expected to be recognized over the next 1.1 years.

6.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net loss	$(506,170)	$(8,848)	$(545,647)	$(9,689)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale investments	(149)	906	(388)	1,157
Net unrealized change in value of non-current auction rate securities	(9,211)	—	(16,687)	—
Net recognized loss on non-current auction rate securities included in results of operations	14,253	—	29,218	—
Net recognized gain on available-for-sale investments included in results of operations	—	(242)	—	(355)
Accumulated translation adjustments	(3,472)	1,093	(4,176)	935

	$(504,749)	$(7,091)	$(537,680)	$(7,952)

7.	Short-Term Investments and Non-Current Auction Rate Securities

The following table summarizes the fair value of federal government obligations and corporate debt securities classified as short-term investments based on stated maturities as of November 30, 2008 (in thousands):

Fair Value
Short-term investments:
Due within one year	$61,475
Due within two years	15,336
Due within three years	—
Due after three years	3,554

$80,365

As of November 30, 2008, Palm’s short-term investments balance reflects net unrealized losses of approximately $2.3 million, which are classified in other comprehensive loss on its condensed consolidated balance sheet. This net unrealized loss consisted of $3.2 million of net unrealized losses on its investments in corporate debt securities and approximately $0.9 million of net unrealized gains on its investments in federal government obligations. Palm believes that it will be able to collect all principal and interest amounts due to it at maturity given the credit quality of these investments. Because the decline in market value is primarily attributable to market conditions and not the nature and credit quality of the investments, and because Palm has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Palm does not consider these investments to be other-than temporarily impaired at November 30, 2008.

Palm holds a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of Palm’s holdings in ARS investments and auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Auctions for Palm’s investments in these securities have continued to fail during the six months ended November 30, 2008. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the investments were investment grade quality and were in compliance with Palm’s investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of Palm’s ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of Palm’s investment in the original security and Palm continues to classify this instrument in its non-current auction rate securities balance. Palm currently classifies all of these investments as non-current auction rate securities in its condensed consolidated balance sheet because of Palm’s continuing inability to determine when these investments will settle. Palm has also modified its current investment strategy and increased its investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While Palm continues to earn interest on these investments at the maximum contractual rate, they are not currently trading and therefore do not currently have a readily determinable market value. As of November 30, 2008, the par value of Palm’s investment in ARS was approximately $74.7 million. The estimated fair value no longer approximates par value.

As of November 30, 2008, Palm used a discounted cash flow model to estimate the fair value of its investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the three and six months ended November 30, 2008, using this assessment of fair value, Palm determined there was a further decline in the fair value of its ARS investments of approximately $9.2 million and approximately $16.7 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three and six months ended November 30, 2008, due to the continued declines in fair value of its investments in ARS, Palm concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $5.1 million and approximately $12.5 million were recognized during the three and six months ended November 30, 2008, respectively, as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

Palm reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity (deficit). Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors considered by Palm to classify its impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Palm to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

8.	Inventories

Inventories consist of the following (in thousands):

	November 30, 2008	May 31, 2008
Finished goods	$24,181	$65,263
Work-in-process and raw materials	4,336	2,198

	$28,517	$67,461

9.	Business Combinations

During October 2007, Palm acquired substantially all of the assets of a corporation focused on developing solutions to enhance the performance of web applications. Palm acquired these assets in an all-cash transaction and agreed to the purchase price based on arm’s length negotiations. Palm expects this acquisition to accelerate the development of future products. The purchase price of approximately $0.5 million was comprised of approximately $0.5 million in cash and less than $0.1 million in direct transaction costs. This acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Palm has performed a valuation and determined that the respective fair value of the assets acquired, using a discounted cash flow approach, was de minimis. As a result, goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired, was approximately $0.5 million and is expected to be fully deductible for tax purposes.

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

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2007	$167,596
Acquisition of a business (see Note 9)	495
Goodwill adjustments	(1,759)

Balances, May 31, 2008 and November 30, 2008	$166,332

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

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	November 30, 2008			May 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(4,889)	$23,811	$28,700	$(4,166)	$24,534
ACCESS Systems licenses	60	44,000	(24,000)	20,000	44,000	(18,900)	25,100
Acquisition related (see Note 9):
Core technology	83	13,670	(3,586)	10,084	13,670	(2,562)	11,108
Contracts and customer relationships	12	400	(400)	—	400	(400)	—
Non-compete covenants	36	520	(301)	219	520	(214)	306

		$87,290	$(33,176)	$54,114	$87,290	$(26,242)	$61,048

Amortization expense related to intangible assets was approximately $2.6 million and approximately $4.8 million for the three months ended November 30, 2008 and 2007, respectively, and approximately $6.9 million and approximately $9.1 million for the six months ended November 30, 2008 and 2007, respectively. Amortization of the ACCESS Systems licenses and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining six months in fiscal year 2009	$5,200
2010	10,291
2011	9,965
2012	6,561
2013	3,361
2014	2,883
Thereafter	15,853

$54,114

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

In May 2005, Palm acquired PalmSource’s 55% share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm, Inc. The agreement provides for Palm to pay $30.0 million in installments over 3.5 years (net present value of $27.2 million) and grants PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period.

12.	Income Taxes

During the second quarter of fiscal year 2009, Palm recorded a tax provision of approximately $407.4 million, net of tax benefits generated during the second quarter of fiscal year 2009, related to establishing a valuation allowance on its deferred tax assets in the United States to reduce them to their estimated net realizable value. SFAS No. 109, Accounting for Income Taxes, requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

Palm assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the quarter ended November 30, 2008, Palm’s operating results reflected a cumulative three-year loss after adjusting for the effect of recent uncertainties in the credit markets on the valuation of Palm’s investment in non-current auction rate securities and a one-time gain on the sale of its land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence Palm considered included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile phones market. Positive evidence considered by Palm in its assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in Palm’s history and estimates of future taxable income. However, there is uncertainty as to Palm’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence for the three months ended November 30, 2008, Palm determined that it was no longer more-likely-than-not that it would realize the full value of its United States deferred tax assets. As a result, Palm established a valuation allowance against its deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of approximately $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009.

In accordance with FASB Financial Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, the total amount of unrecognized tax benefits as of November 30, 2008 was $50.4 million. Included in the balance as of November 30, 2008 was approximately $28.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the six months ended November 30, 2008, Palm recorded a net decrease of approximately $0.2 million in its total unrecognized tax benefits as a result of an evaluation of new facts, circumstances and information, including entering into a closing agreement with the Internal Revenue Service relating to Palm’s tax year ended May 31, 2004. Approximately $0.1 million and $0.2 million of additional interest was recognized for the three and six months ended November 30, 2008, respectively.

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

The Term Loan matures in April 2014, and bears interest at Palm’s election at one-, two-, three-, or six-month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of November 30, 2008, the interest rate was based on three-month LIBOR plus 3.50%, or 7.27%. The principal is payable in quarterly installments of $1.0 million for the first five and a half years, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at one-, two-, three-, or six-month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, Palm is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of November 30, 2008, Palm has not used the Revolver.

Palm paid issuance costs of approximately $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective interest method. For the three and six months ended November 30, 2008, total debt issuance costs of approximately $0.8 million and $1.6 million were amortized to interest expense, respectively. For both the three and six months ended November 30, 2007, total debt issuance costs of approximately $0.3 million were amortized to interest expense. The remaining balance of unamortized costs was approximately $15.5 million as of November 30, 2008, of which approximately $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $12.4 million which was included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. As of November 30, 2008, Palm was not required to make any mandatory prepayments on its Term Loan. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 103% in the first year, (ii) 102% in the second year, and (iii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

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

As of November 30, 2008, $396.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

14.	Series B Redeemable Convertible Preferred Stock

On October 24, 2007, Elevation Partners L.P. invested $325.0 million in Palm in exchange for 325,000 shares of Palm’s Series B Preferred Stock. The Series B Preferred Stock reflected a discount of approximately $9.8 million related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. The Series B Preferred Stock is classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in seven years of any outstanding Series B Preferred Stock. The Series B Preferred Stock is being accreted to its liquidation value of $325.0 million using the effective yield method, with such accretion being charged against additional paid-in capital over seven years. During the three and six months ended November 30, 2008, the accretion of the Series B Preferred Stock was approximately $2.4 million and $4.8 million, respectively. During both the three and six months ended November 30, 2007, the accretion of the Series B Preferred Stock was approximately $0.8 million.

The holders of the Series B Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock will be entitled to vote on all matters which the holders of Palm’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date. In addition, holders of a majority of the Series B Preferred Stock are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation Partners and its permitted assigns, on an as-converted basis. As of November 30, 2008, the Series B Preferred Stock was entitled to designate two directors.

Dividends: Subject to certain exceptions for stock dividends and distributions of rights under Palm’s rights plan, the Series B Preferred Stock will entitle its holders to receive, on an as-converted basis, the same type and amount of dividends or distributions to be made to holders of Palm’s common stock. In addition, if Palm fails to respect certain obligations under the certificate of designation for the Series B Preferred Stock, then Palm will be required to pay an additional cash dividend on each share of Series B Preferred Stock at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus 4%.

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

Conversion: As of November 30, 2008, each share of Series B Preferred Stock is convertible into approximately 117.65 shares of Palm’s common stock at the option of the holder, or a total of 38,235,294 shares on an as-converted basis, reflecting a conversion price of $8.50 per share. After the third anniversary of the issue date of the shares, or October 24, 2010, Palm may cause all of the Series B Preferred Stock to be converted into Palm’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty-day period) is at least 180% of the then applicable conversion price. No shares were converted during the three or six months ended November 30, 2008.

Redemption: The Series B Preferred Stock provides for the mandatory redemption of any outstanding Series B Preferred Stock on October 24, 2014, at the liquidation preference.

Other: The purchase agreement requires the prior vote or written consent of the holders of Series B Preferred Stock before Palm may engage in certain actions impacting the issued or authorized amounts or the rights, preferences, powers or privileges of the Series B Preferred Stock.

On October 24, 2007, just prior to the consummation of the transaction, the closing price of Palm’s common stock, adjusted for the $9.00 per share distribution, was $10.18 per share, and the conversion price of the Series B Preferred Stock was $8.50 per share. Because the adjusted closing price of the common stock on October 24, 2007 was greater than the conversion price, $65.0 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series B Preferred Stock, computed as the difference between the adjusted closing price of Palm’s common stock on October 24, 2007 and the conversion price of $8.50 per share multiplied by the number of shares of common stock into which the Series B Preferred Stock was convertible plus the $0.8 million issuance costs paid to Elevation Partners. The amount allocated to the beneficial conversion feature and recorded as a discount to the Series B Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over seven years.

Palm has agreed to provide the holders of Series B Preferred Stock registration rights in certain circumstances.

No dividends were declared or were in arrears on the Series B Preferred Stock as of November 30, 2008. However, the accretion of the discounts on the Series B Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share.

A summary of activity related to the Series B Preferred Stock is as follows (in thousands):

Gross proceeds	$325,000
Beneficial conversion feature	(65,035)
Issuance costs	(9,784)

Net series B redeemable convertible preferred stock at issuance	250,181
Issuance costs	(26)
Accretion of series B redeemable convertible preferred stock	5,516

Balance, May 31, 2008	255,671
Accretion of series B redeemable convertible preferred stock	4,825

Balance, November 30, 2008	$260,496

15.	Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, Palm agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. In August 2008, the agreement was again amended to include an additional minimum purchase commitment of $0.2 million. As of November 30, 2008, Palm had made payments totaling approximately $37.1 million. The remaining amount due under the agreement was approximately $4.8 million as of November 30, 2008, which was included in other accrued liabilities in the condensed consolidated balance sheet.

In May 2005, Palm acquired PalmSource’s 55% share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The amortization of the discount reported in interest expense for the three and six months ended November 30, 2008 was approximately $44,000 and $97,000, respectively, and approximately $108,000 and $217,000 for the three and six months ended November 30, 2007, respectively. The remaining amount due to PalmSource under this agreement was approximately $3.8 million as of November 30, 2008.

During fiscal year 2008, Palm entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support its general infrastructure and one year of maintenance for a total of $3.7 million (net present value of $3.5 million). Under the terms of the agreement, Palm agreed to make quarterly payments from September 2008 through December 2009. As of November 30, 2008, Palm had made payments totaling approximately $0.6 million under the agreement. The amortization of the discount reported in interest expense for the three and six months ended November 30, 2008 was approximately $39,000 and $83,000, respectively. The remaining amount due under the agreement was $3.1 million as of November 30, 2008.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. As of November 30, 2008, Palm had made payments totaling $2.5 million under the agreement. The amortization of the discount reported in interest expense for the three and six months ended November 30, 2008 was approximately $18,000 and $42,000, respectively, and approximately $39,000 and $83,000 for the three and six months ended November 30, 2007, respectively. The remaining amount due under the agreement was $0.8 million as of November 30, 2008.

During February and October 2007, Palm acquired the assets of several businesses. Under the purchase agreements, Palm agreed to pay employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of November 30, 2008, Palm had made payments totaling approximately $3.1 million under the purchase agreements. The remaining liability under these agreements was $0.6 million as of November 30, 2008.

In October 2007, Palm declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to Palm stockholders of $949.7 million. At that time, approximately $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. The distribution liability is being paid in cash as the related shares of restricted stock vest, ending in the fourth quarter of fiscal year 2010. As of November 30, 2008, the remaining amount due to holders of unvested restricted stock, adjusted for cancellations, was approximately $0.6 million, of which approximately $0.4 million was classified in other accrued liabilities in the condensed consolidated balance sheet and approximately $0.2 million was classified within other non-current liabilities.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. As of November 30, 2008, Palm has estimated royalty obligations of $39.1 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2008, Palm’s cancellable and non-cancellable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were approximately $102.7 million.

Palm recorded a provision for purchase commitments with third-party manufacturers, netting to approximately $13.1 million during the second quarter of fiscal year 2009. This charge was due to a decrease in forecasted product sales and was calculated in accordance with Palm’s policy, which is based on purchase commitments determined to be in excess of anticipated demand.

As of November 30, 2008, Palm had approximately $7.9 million in restricted investments, which are collateral for outstanding letters of credit.

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to Palm’s policy, these foreign exchange forward contracts have maturities of 35 days or less. As of November 30, 2008, Palm’s outstanding notional contract value, which approximates fair value, was approximately $7.9 million which settled within 21 days. Palm does not enter into derivatives for speculative or trading purposes.

Under the indemnification provisions of Palm’s customer and certain of its supply agreements, Palm agrees to offer some level of indemnification protection against certain types of claims arising from Palm’s products and services (such as intellectual property infringement or personal injury or property damage caused by Palm’s products or by Palm’s negligence or misconduct).

Under the indemnification provisions with respect to representations and covenants made to PalmSource in connection with the Palm brand agreement and with respect to trademark infringement in the amended and restated trademark license agreement with PalmSource, Palm agreed to defend and indemnify PalmSource and its affiliates for losses incurred, up to $25.0 million under each agreement.

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

Changes in the product warranty accrual are (in thousands):

	Six Months Ended November 30,
	2008	2007
Balance, beginning of period	$40,185	$41,087
Payments made	(33,288)	(61,075)
Change in liability for product sold during the period	42,062	46,743
Change in liability for pre-existing warranties	1,804	3,987

Balance, end of period	$50,763	$30,742

16.	Restructuring Charges

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

The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of approximately $6.2 million related to workforce reductions across all geographic regions, including approximately $0.5 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $5.7 million for other severance, benefits and related costs due to the reduction of approximately 160 regular employees, and approximately $1.5 million related to project cancellation costs. Palm took these restructuring actions to better align its cost structure with its current revenue expectations. Additional restructuring charges related to these actions will be recorded during the third and fourth quarters of fiscal year 2009. These charges are comprised of additional costs related to workforce reductions, including stock-based compensation as a result of the acceleration of certain awards and other severance, benefits and related costs for employees whose continuing service is in excess of 60 days and lease commitments for property and equipment disposed of or removed from service.

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 130 regular employees, and approximately $7.0 million related to facilities and property and equipment that was disposed of or removed from service in fiscal year 2008, including the closure of Palm’s retail stores. The facilities and property and equipment charge includes approximately $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of Palm’s retail stores and approximately $2.5 million for lease commitments for facilities no longer in service. During the first quarter of fiscal year 2009, additional restructuring charges of approximately $0.3 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by adjustments of approximately $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations.

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued development projects of approximately $5.9 million. Adjustments of approximately $0.1 million were recorded during the first half of fiscal year 2009 as a result of a higher-than-expected recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of Palm’s decision to focus its efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

The first quarter of fiscal year 2008 restructuring actions included charges of approximately $9.4 million related to workforce reductions, including approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs, and approximately $0.7 million relating to lease commitments for property and equipment disposed of or removed from service. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected approximately 120 regular employees primarily in the United States and were complete as of May 31, 2008. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations. As of November 30, 2008, the balance consists of lease commitments, payable over approximately two years, offset by estimated sublease proceeds of approximately $0.6 million.

The fourth quarter of fiscal year 2001 restructuring action consists of facilities costs related to lease commitments for space no longer intended for use. During the year ended May 31, 2008, adjustments of approximately $0.2 million were recorded as a result of more current information regarding future estimated sublease income. As of November 30, 2008, the balance consists of lease commitments, payable over approximately three years, offset by estimated sublease proceeds of approximately $9.4 million.

The restructuring actions recorded in connection with the Handspring acquisition included $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess. During the year ended May 31, 2008, adjustments of approximately $0.1 million were recorded and all actions were completed.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2009 Action		Q3 2008 Action		Q2 2008 Action	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2007	$—	$—	$—	$—	$—	$—	$—	$5,092	$314	$5,406
Restructuring charges (adjustments)	—	—	7,723	6,958	5,928	9,400	684	(237)	(103)	30,353
Cash payments	—	—	(7,037)	(2,019)	(3,911)	(8,309)	(111)	(917)	(211)	(22,515)
Write-offs	—	—	—	(3,679)	(313)	(1,091)	(103)	—	—	(5,186)

Balance, May 31, 2008	—	—	686	1,260	1,704	—	470	3,938	—	8,058
Restructuring charges (adjustments)	6,197	1,489	347	(140)	(70)	—	—	—	—	7,823
Cash payments	(787)	—	(825)	(1,085)	(674)	—	(97)	(337)	—	(3,805)
Write-offs	(495)	(1,489)	—	—	—	—	(59)	—	—	(2,043)

Balance, November 30, 2008	$4,915	$—	$208	$35	$960	$—	$314	$3,601	$—	$10,033

17.	Patent acquisition cost (refund)

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

In August 2005, Palm entered into an agreement with a real-estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Palm reclassified the land as held for sale at that time. The sale closed in June 2007, and during the first quarter of fiscal year 2008 Palm received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

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

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Palm and Handspring, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the Appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. It is uncertain whether there will be any revised or future settlement.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On January 7, 2008, the Court granted preliminary approval of a settlement of this action and Palm provided notice to the settlement class members. A hearing to determine final settlement approval was conducted on May 23, 2008 and on July 9, 2008 the Court issued an Order approving the settlement with respect to the class and dismissing claims of the settlement class with prejudice. The Court reserved ruling on the application of plaintiffs’ counsel for attorneys’ fees and incentive awards to the representative plaintiffs. Intervenors at the hearing filed an appeal of the Court’s ruling on August 11, 2008. On September 25, 2008, the appellate court dismissed it as being untimely and the District Court ruling therefore became final. The terms of the Order issued by the Court will result in a resolution not material to Palm’s financial position. If approved as requested, the terms of the proposed attorneys’ fees and incentive awards will result in a resolution not material to Palm’s financial position.

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

On May 18, 2007, Intermec Inc. filed suit against Palm in the United States District Court for the District of Delaware. In the lawsuit, entitled Intermec Technologies Corp., Inc. v. Palm, Inc., Intermec alleges direct and indirect infringement of five patents and seeks unspecified compensatory and treble damages and to enjoin Palm from future infringement. In August 2007, Palm filed counterclaims against Intermec including allegations of infringement by Intermec of two Palm patents. Palm seeks compensatory damages and to permanently enjoin Intermec from future infringement. The case is in discovery.

20.	Subsequent Event

Elevation Partners has agreed to make an additional $100.0 million investment in Palm. Under a definitive agreement reached December 22, 2008, Elevation will increase its investment in Palm by acquiring newly issued Series C preferred stock that is convertible into Palm common stock at a price of $3.25 per share. The Series C preferred stock carries a 0% dividend rate. Elevation will also receive warrants to acquire 7.0 million shares of Palm common stock at the same price of $3.25 per share. Upon closing the additional investment, Elevation Partners and its affiliates’ ownership and voting rights of the outstanding common stock will increase to approximately 38% on an as-converted basis. While this percentage could increase the voting rights of Elevation Partners and its affiliates on an as-converted basis are capped at 39.9% of the outstanding common stock. Prior to March 31, 2009, Palm may elect to cause Elevation to sell up to $49.0 million of this new investment to other investors on the same or better terms than on which Elevation has agreed to invest, with Palm receiving any net gains realized upon such a sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on November 30 and May 31, as applicable.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: mobile products and the mobile product market; our leadership position in mobile products; our revenues, cost of revenues, gross margins, operating income (loss), operating expenses, operating results and profitability; our corporate strategy; growth in the smartphone market; capitalizing on industry trends and dynamics; economic trends, market conditions and their effects on our business and on consumer and business purchasing patterns; our platform strategy; international, political and economic risk; our development and introduction of new products and services; the effect of acquisitions on the development of products; acceptance of our smartphone products; market demand for our products; our ability to differentiate our products, deliver a range of product choices around open platforms and develop products to serve a broad range of customers; our ability to lead on design, ease-of-use and functionality; the development and timing of our new operating system and related software and the introduction of products based on this new platform; competition and our competitive advantages; our ability to build our brand and consumers’ awareness of our products; the resources that we and our competitors devote to development, promotion and sale of products; revenue and credit concentration with our largest customers; collectability of customer accounts; our customer relationships; royalty obligations; inventory, channel inventory levels and inventory valuation; price protection, rebates and returns; product warranty accrual and liability; our effective tax rate and income tax expense; our tax strategy; the deductibility of goodwill; realization and recoverability of our net deferred tax assets; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements and debt service or repayment obligations for at least the next twelve months; our liquidity, cash flow, cash position and ability to obtain funding; plans to repurchase shares under our stock repurchase program; the use of any net proceeds from the sale of securities under our universal shelf registration statement; collectability, impairment charges and recovery in market value in connection with our investments in auction rate securities; the completion and effect of restructuring actions; the amount and timing of restructuring charges; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; declines in the handheld market and in our handheld business; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation Partners, L.P.; the increase in Elevation’s investment in Palm; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a provider of mobile products that enhance the lifestyles of individual users and business customers worldwide. We create thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share the information that matters to them most and manage their daily lives on the go. Palm offers Treo and Centro smartphones, handheld computers and accessories through a network of wireless carriers, as well as retail and business outlets worldwide.

Our objective is to be a leader in mobile lifestyle products for individual users and business customers. To achieve this, we focus on the following strategies: differentiate our products through innovative software, inspiring industrial design and the seamless integration of hardware, system software, applications and services to deliver a delightful mobile user experience; deliver a range of product choices around open platforms; focus on our core competencies by using a leveraged model to develop, manufacture, distribute and support our products; and build a brand synonymous with a mobile lifestyle. Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

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

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile products under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of end users that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $53.2 million as of November 30, 2008 which are included in other accrued liabilities. Actual claims for price protection, rebates and returns may vary over time and could differ from our estimates.

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

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. As of November 30, 2008, we have estimated royalty obligations of $39.1 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of November 30, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Fair Value Accounting

Effective June 1, 2008, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, to account for our financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally include cash, money market funds and United States Treasury securities with quoted prices in active markets. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally include United States government agency debt securities, corporate notes/bonds and certificates of deposit. We did not have observable inputs for the valuation of our balances of non-current auction rate securities, or ARS, and equity investments included in other assets. See Note 3 to the condensed consolidated financial statements for our methodology for valuing these assets. As of November 30, 2008, the total amount of assets classified as Level 3 was approximately $14.2 million, which represented approximately 6% of the total amount of assets measured at fair value on a recurring basis, or $246.1 million. As of November 30, 2008, we did not have any liabilities that were measured at fair value on a recurring basis. Discussion of how we determined the fair value of our investments in non-current ARS may be found below.

In accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115¸ which we adopted as of June 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three or six months ended November 30, 2008. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

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

Restructuring Costs

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities when the liability is incurred. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken. We record initial restructuring charges based on assumptions and related estimates that we deem appropriate for the economic environment at the time these estimates are made. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as liabilities are incurred. Actual costs could differ from our estimates.

Inventory

Inventory purchases are based upon forecasts of future demand. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

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

We rely primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan, or ESPP, shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-valuation model is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include our expected stock price volatility over the term of the awards, projected employee stock option exercise behaviors, expected risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on historical time from vesting until exercise and the expected term of ESPP shares using the average life of the purchase periods under each offering. We estimate the volatility of our common stock based upon the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based upon the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation only for those awards that are expected to vest.

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

The Geometric Brownian Motion simulation model was utilized to determine the fair value of stock options, restricted stock units and restricted stock awards granted with vesting based on market conditions, or performance of Palm’s stock price, in connection with the recapitalization transaction in October 2007. This model was utilized in order to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated the specific terms of the awards to simulate multiple stock price paths over the various vesting periods to determine the average net present value across the simulation trials. The Geometric Brownian Motion simulation model is based on trials simulating the achievement of the market conditions and calculating the net present value of the fair value over all of the trials.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Non-Current Auction Rate Securities

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the six months ended November 30, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on these investments at the maximum contractual rate, they are not currently trading and therefore do not currently have a readily determinable market value. As of November 30, 2008, the par value of Palm’s investment in ARS was approximately $74.7 million. The estimated fair value no longer approximates par value.

As of November 30, 2008, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Our most significant assumptions made in the present value calculations were the estimated weighted average lives for the collateral underlying each individual ARS and the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. For the three and six months ended November 30, 2008, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of approximately $9.2 million and approximately $16.7 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three and six months ended November 30, 2008, due to the continued declines in fair value of our investments in ARS, we concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $5.1 million and approximately $12.5 million were recognized during the three and six months ended November 30, 2008, respectively, as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss. The primary cause of the decline in fair value of our non-current ARS was an increase in the estimated required rates of return (which considered both the credit quality and the market liquidity for these investments) used to discount the estimated future cash flows over the estimated life of each security.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the Securities and Exchange Commission, or SEC, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity (deficit). Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors we considered to classify our impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

Income Taxes

Our deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

•	Future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax planning strategies.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. In general, positive evidence may include:

•

A strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition;

•	An excess of appreciated asset value over the tax basis of our net assets in an amount sufficient to realize the deferred tax asset; and

•	Backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

In general, negative evidence may include:

•	A history of operating loss or tax credit carryforwards expiring unused;

•	An expectation of being in a cumulative loss position in a future reporting period;

•	The existence of cumulative losses in recent years;

•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis; and

•	A carryback or carryforward period that is so brief that it would limit the realization of tax benefits.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. During the quarter ended November 30, 2008, our operating results reflected a cumulative three-year loss after adjusting for the effect of recent uncertainties in the credit markets on the valuation of our investment in non-current auction rate securities and a one-time gain on the sale of our land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile phones market. Positive evidence that we considered in our assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States. After considering both the positive and negative evidence for the three months ended November 30, 2008, we determined that it was no longer more-likely-than-not that we would realize the full value of our United States deferred tax assets. As a result, we established a valuation allowance against our deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of approximately $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009.

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

Our key critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Revenues	$191,618	$349,633	$(158,015)	$558,475	$710,392	$(151,917)

We derive our revenues from sales of our smartphones, handheld computers, add-ons and accessories. Revenues for the three months ended November 30, 2008 decreased approximately 45% from the three months ended November 30, 2007. Smartphone revenue was $171.0 million for the three months ended November 30, 2008 and decreased approximately 39% from $282.4 million for the three months ended November 30, 2007. Handheld revenue was $20.7 million for the three months ended November 30, 2008 and decreased approximately 69% from $67.2 million for the three months ended November 30, 2007. During the three months ended November 30, 2008, net device units shipped were approximately 666,000 units at an average selling price of $283 per unit. During the three months ended November 30, 2007, net device units shipped were 1,149,000 units at an average selling price of $297 per unit. Of this 45% decrease in revenues, the lower unit shipments and accessories sales resulted in a decrease of approximately 40 percentage points and the decrease in average selling prices resulted in a decrease of approximately 5 percentage points. The decrease in unit shipments is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing smartphone products and a reduction in consumer spending due to recessionary economic conditions coupled with a decline in traditional handheld unit shipments as a result of the declining handheld market. The decrease in our average selling price is a result of a shift in product mix during the period towards lower-priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products, which carry higher average selling prices. We expect our handheld business to continue to decline throughout the remainder of fiscal year 2009.

International revenues were approximately 25% of worldwide revenues for the three months ended November 30, 2008, compared with approximately 27% for the three months ended November 30, 2007.

Of the 45% decrease in worldwide revenues for the three months ended November 30, 2008 as compared to the three months ended November 30, 2007, approximately 32 percentage points resulted from a decrease in United States revenues and approximately 13 percentage points resulted from a decrease in international revenues. Average selling prices for our units decreased by approximately 9% in the United States and increased by approximately 10% internationally during the three months ended November 30, 2008 as compared to the three months ended November 30, 2007. The decrease in average selling prices in the United States is primarily the result of a shift in product mix during the quarter towards lower-priced smartphone products and a reduction in the volume of certain of our smartphone products which carry higher average selling prices while the increase in average selling prices internationally is primarily due to a shift in our product mix towards smartphone products, which carry a higher average selling price than handheld products. Net device units shipped decreased approximately 37% in the United States and approximately 54% internationally compared to the year ago period. The decrease in net units sold in the United States and internationally is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing smartphone products and a reduction in consumer spending due to recessionary economic conditions coupled with a decline in traditional handheld units as a result of the declining handheld market.

Revenues for the six months ended November 30, 2008 decreased approximately 21% from the six months ended November 30, 2007. Smartphone revenue was $504.7 million for the six months ended November 30, 2008 and decreased 14% from $584.6 million for the six months ended November 30, 2007. Handheld revenue was $53.8 million for the six months ended November 30, 2008 and decreased 57% from $125.8 million for the six months ended November 30, 2007. During the six months ended November 30, 2008, net device units shipped were 2,000,000 units at an average selling price of $276 per unit. During the six months ended November 30, 2007, net device units shipped were 2,157,000 units at an average selling price of $321 per unit. Of the 21% decrease in revenues, approximately 13 percentage points resulted from the decrease in average selling prices and approximately 8 percentage points resulted from the decrease in unit shipments and accessories sales. The decrease in our average selling price is a result of a shift in product mix during the period towards lower-priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products, which carry higher average selling prices. The decrease in unit shipments is primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market partially offset by an increase in smartphone unit shipments.

International revenues were approximately 15% of worldwide revenues for the six months ended November 30, 2008, compared with approximately 24% for the six months ended November 30, 2007.

Of the 21% decrease in worldwide revenues for the six months ended November 30, 2008 as compared to the six months ended November 30, 2007, approximately 12 percentage points resulted from a decrease in international revenues and approximately 9 percentage points resulted from a decrease in United States revenues. Average selling prices for our units decreased by approximately 17% in the United States and 4% internationally during the six months ended November 30, 2008 as compared to the six months ended November 30, 2007. The decrease in average selling price in the United States and internationally is primarily the result of the reduction in the selling prices of our existing smartphone products. Net device units shipped decreased approximately 47% internationally partially offset by an increase in the United States of approximately 7% from the year-ago period. The decrease in net device units shipped internationally is primarily due to a decline in traditional handheld unit sales coupled with a decrease in smartphone unit sales as a result of reduced demand for maturing smartphone products and a reduction in consumer spending due to recessionary economic conditions. The increase in net device units shipped in the United States is primarily due to the success of our Centro smartphone products partially offset by a reduction in consumer spending due to recessionary economic conditions and a decline in traditional handheld unit sales.

Cost of Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Cost of revenues	$153,477	$245,868	$(92,391)	$422,993	$476,203	$(53,210)
Percentage of revenues	80.1%	70.3%		75.7%	67.0%

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory and manufacturing overhead which includes manufacturing personnel related costs, depreciation and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 9.8 percentage points to 80.1% for the three months ended November 30, 2008 from 70.3% for the three months ended November 30, 2007. Of the increase in cost of revenues as a percentage of revenues, 8.9 percentage points resulted from costs for purchase commitments with third-party manufacturers and for excess and obsolete inventories which are no longer salable above cost or at all due to the current decline in demand. Standard costs increased approximately 1.7 percentage points as a result of a shift in product mix towards smartphone products with lower margins. Manufacturing overheard increased 1.1 percentage points as a percentage of revenues primarily due to the decrease in our revenues. These increased costs as a percentage of revenues were partially offset by a decrease in warranty costs of approximately 1.6 percentage points for the three months ended November 30, 2008 primarily due to the decrease in net costs of repairs of our smartphone products as compared to the same period last year. Additionally, OS royalty costs decreased approximately 0.5 percentage points primarily due to lower costs of the ACCESS license agreement compared to the same period last year.

Cost of revenues as a percentage of revenues increased by 8.7 percentage points to 75.7% for the six months ended November 30, 2008 from 67.0% for the six months ended November 30, 2007. Of the increase in cost of revenues as a percentage of revenues, 3.9 percentage points resulted from the shift in product mix towards smartphone products with lower margins. Approximately 3.2 percentage points resulted from costs for purchase commitments with third-party manufacturers and for excess and obsolete inventories which are no longer salable above cost or at all due to the current decline in demand. The cost of warranty repairs increased 1.3 percentage points for the six months ended November 30, 2008 compared to the year-ago period primarily due to a higher per unit repair cost, coupled with a shift in mix to smartphone products, which carry a higher per unit repair cost, partially offset by the increased quality of our smartphone products as compared to the same period last year. As a percentage of revenues, we experienced an increase in freight charges of 0.4 percentage points and manufacturing overhead of 0.3 percentage points both primarily due to the decrease in our revenues. These increased costs as a percentage of revenues were partially offset by a 0.5 percentage point decrease in technical service costs primarily because of lower call volumes coupled with lower per unit call costs.

Sales and Marketing

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Sales and marketing	$45,282	$61,466	$(16,184)	$102,689	$121,661	$(18,972)
Percentage of revenues	23.6%	17.6%		18.4%	17.1%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended November 30, 2008 decreased approximately 26% from the three months ended November 30, 2007. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. Employee-related and travel expenses decreased approximately $4.5 million resulting from a decrease in our average headcount of approximately 70 employees during the three months ended November 30, 2008 as compared to the year ago period. Advertising and product promotional programs decreased by approximately $3.8 million due to a decrease in product launches during the current period as compared to the same period a year ago. Additionally, we experienced a decrease in our marketing development expenses with our carrier customers of approximately $3.7 million as a result of lower smartphone revenue compared to the same period last year. As a result of the closure of our retail stores during the third quarter of fiscal year 2008, we realized decreased operating costs of approximately $1.3 million during the three months ended November 30, 2008 as compared to the year ago period. In addition, allocated costs also decreased by approximately $1.1 million as a result of fewer software system implementations and associated depreciation. We experienced a decrease of $2.0 million in stock-based compensation as a result of charges taken in the year-ago period for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners during October 2007.

Sales and marketing expenses for the six months ended November 30, 2008 decreased approximately 16% from the six months ended November 30, 2007. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. Employee-related and travel expenses decreased approximately $8.7 million resulting from a decrease in our average headcount of approximately 80 employees during the six months ended November 30, 2008 as compared to the year ago period. As a result of the closure of our retail stores during the third quarter of fiscal year 2008, we realized decreased operating costs of approximately $4.1 million during the six months ended November 30, 2008 as compared to the year ago period. Additionally, we experienced a decrease in our marketing development expenses with our carrier customers of approximately $2.4 million as a result of lower smartphone revenue compared to the same period last year. Allocated costs decreased by approximately $2.0 million as a result of fewer software system implementations and associated depreciation. We experienced a decrease of $1.9 million in stock-based compensation as a result of charges taken in the year-ago period for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners during October 2007.

Research and Development

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Research and development	$47,722	$53,570	$(5,848)	$96,531	$106,186	$(9,655)
Percentage of revenues	24.9%	15.3%		17.3%	14.9%

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended November 30, 2008 decreased approximately 11% from the three months ended November 30, 2007. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting and project material costs decreased approximately $6.9 million over the same period last year due to a more streamlined engineering process during the three months ended November 30, 2008 primarily driven by our effort to focus, beginning in the second quarter of fiscal year 2008, on developing a single Palm-based software platform. This decrease was partially offset by an increase in employee-related expenses of approximately $2.0 million primarily due to an increase in average headcount for the three months ended November 30, 2008 as compared to the same period last year, coupled with higher average salary costs as well as an increase in variable compensation. We experienced a decrease of $1.1 million in stock-based compensation as a result of charges taken in the year-ago quarter for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners during October 2007.

Research and development expenses for the six months ended November 30, 2008 decreased approximately 9% from the six months ended November 30, 2007. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting and project material costs decreased approximately $15.4 million over the same period last year due to a more streamlined engineering process during the six months ended November 30, 2008 primarily driven by our effort to focus, beginning in the second quarter of fiscal year 2008, on developing a single Palm-based software platform. This decrease was partially offset by an increase in employee-related expenses of approximately $5.4 million primarily due to the recruiting and relocation of engineering personnel and their related employment costs coupled with higher average salary costs and an increase in variable compensation. We also experienced an increase of $0.3 million for stock-based compensation primarily as a result of a higher average balance of outstanding stock-based awards as compared to the same period last year coupled with higher weighted-average fair value assumptions for the current period compared to the six months ended November 30, 2007, which were partially offset by a decrease as a result of charges taken in the year-ago period for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners during October 2007.

General and Administrative

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
General and administrative	$13,474	$20,237	$(6,763)	$27,539	$34,233	$(6,694)
Percentage of revenues	7.0%	5.8%		4.9%	4.8%

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended November 30, 2008 decreased approximately 33% from the three months ended November 30, 2007. The increase in general and administrative expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in general and administrative expenses in absolute dollars is primarily due to the following factors. Legal and professional costs decreased by approximately $2.0 million for the current period as compared to the year-ago period as a result of a decrease in costs related to our patent acquisition during the first quarter of fiscal year 2008. Employee-related expenses decreased approximately $0.4 million primarily due to a decrease in our average headcount of approximately 20 employees for the three months ended November 30, 2008 as compared to the same period last year. Allocated costs decreased by approximately $0.3 million as a result of fewer software system implementations and associated depreciation. These decreases were partially offset by an increase in our provision for doubtful accounts of approximately $1.2 million. We experienced a decrease of $5.1 million in stock-based compensation as a result of charges taken in the year-ago quarter for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners during October 2007.

General and administrative expenses for the six months ended November 30, 2008 decreased approximately 20% from the six months ended November 30, 2007. The increase in general and administrative expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in general and administrative expenses in absolute dollars is primarily due to the following factors. Legal and professional costs decreased by approximately $1.9 million for the current period as compared to the year-ago period as a result of a decrease in costs related to our patent acquisition during the first quarter of fiscal year 2008. Allocated costs decreased by approximately $0.4 million as a result of fewer software system implementations and associated depreciation. Travel related expenses decreased by approximately $0.3 million primarily as a result of increased efforts to manage costs. These decreases were partially offset by an increase in our provision for doubtful accounts of approximately $0.8 million. We experienced a decrease of $4.7 million in stock-based compensation as a result of charges taken in the year-ago period for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation Partners during October 2007 partially offset by a higher average balance of outstanding stock awards during the current period.

Amortization of Intangible Assets

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Amortization of intangible assets	$883	$962	$(79)	$1,766	$1,923	$(157)
Percentage of revenues	0.5%	0.3%		0.3%	0.3%

The decrease in amortization of intangible assets in absolute dollars is due to our acquisition-related contracts and customer relationships intangible assets becoming fully amortized during the fourth quarter of fiscal year 2008. The increase in amortization of intangible assets as a percentage of revenues for the three months ended November 30, 2008 as compared to the year-ago period is due to the decrease in our revenues.

Patent Acquisition Cost (Refund)

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Patent acquisition cost (refund)	$—	$—	$—	$(1,537)	$5,000	$(6,537)
Percentage of revenues	—%	—%		(0.3)%	0.7%

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

Restructuring Charges

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Restructuring charges	$8,296	$10,145	$(1,849)	$7,823	$16,749	$(8,926)
Percentage of revenues	4.3%	2.9%		1.4%	2.4%

Restructuring charges relate to the implementation of a series of reorganization actions taken to streamline our business structure. Restructuring charges recorded during the six months ended November 30, 2008 of approximately $7.8 million consist of $7.7 million related to restructuring actions taken during the second quarter of fiscal year 2009 and $0.2 million related to restructuring actions taken during the third quarter of fiscal year 2008, partially offset by adjustments of approximately $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2008.

•

The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of approximately $6.2 million related to workforce reductions across all geographic regions, including approximately $0.5 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $5.7 million for other severance, benefits and related costs due to the reduction of approximately 160 regular employees, and approximately $1.5 million related to project cancellation costs. We took these restructuring actions to better align our cost structure with current revenue expectations.

Our second quarter of fiscal year 2009 restructuring actions are expected to be substantially completed by the second quarter of fiscal year 2010. When complete, these actions are expected to result in annual expense reductions of at least $20.0 million related to compensation reductions and facility leases, all of which are expected to have a positive impact on cash flows in future years. As of November 30, 2008, cash payments totaling approximately $0.8 million related to workforce reductions had been made related to these actions.

Additional restructuring charges related to these actions will be recorded during the third and fourth quarters of fiscal year 2009. These charges are estimated at $7.0 million to $9.0 million and are comprised of additional costs related to workforce reductions, including stock-based compensation as a result of the acceleration of certain awards and other severance, benefits and related costs for employees whose continuing service is in excess of 60 days and lease commitments for property and equipment disposed of or removed from service during the third and/or fourth quarters of fiscal year 2009.

•

The third quarter of fiscal year 2008 restructuring actions included charges of approximately $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of approximately 130 regular employees and approximately $7.0 million related to facilities and property and equipment that was disposed of or removed from service, including the closure of our retail stores. The facilities and property and equipment charge includes approximately $4.5 million related to property and equipment disposed of or removed from service and approximately $2.5 million for lease commitments for facilities no longer in service. During the first quarter of fiscal year 2009, additional restructuring charges of approximately $0.3 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by adjustments of approximately $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. We took these restructuring actions to better align our cost structure with then current revenue expectations.

Our third quarter of fiscal year 2008 restructuring actions are expected to be substantially completed by the third quarter of fiscal year 2009. When complete, these actions are expected to result in annual expense reductions of at least $15.2 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of November 30, 2008, cash payments totaling approximately $7.9 million related to workforce reductions and cash payments and write-offs totaling approximately $3.1 million and approximately $3.7 million, respectively, related to facilities and property and equipment had been made related to these actions.

•

The second quarter of fiscal year 2008 restructuring actions consisted of charges of approximately $5.9 million related to project cancellation costs for the Foleo mobile companion product and discontinued development projects, of which a $6.1 million charge was recorded during the second quarter of fiscal year 2008 partially offset by adjustments of $0.2 million recorded during the last six months of fiscal year 2008. Additional adjustments of approximately $0.1 million were recorded during the first half of fiscal year 2009 as a result of a higher-than-expected recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

Our second quarter of fiscal year 2008 restructuring actions are substantially complete. As of November 30, 2008, cash payments of approximately $4.6 million and write-offs of approximately $0.3 million have been made related to these actions.

•

The first quarter of fiscal year 2008 restructuring actions consisted of charges related to workforce reductions of approximately $9.4 million, of which $3.4 million and $9.8 million were recorded during the three and six months ended November 30, 2007, respectively, partially offset by adjustments of $0.4 million recorded during the last six months of fiscal year 2008. In addition, the actions consisted of charges related to excess facilities and property and equipment disposed of or removed from service of approximately $0.7 million, of which charges of $0.6 million and $0.8 million were recorded during the three and six months ended November 30, 2007, respectively, partially offset by adjustments of $0.1 million recorded during the last six months of fiscal year 2008. The workforce reduction charges, which affected approximately 120 regular employees primarily in the United States, included approximately $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and approximately $8.3 million for other severance, benefits and related costs. The excess facilities and equipment costs were recognized for lease commitments, payable over approximately two years, offset by estimated sublease proceeds of approximately $0.6 million. We took these restructuring actions to better align our cost structure with then current revenue expectations.

Our first quarter of fiscal year 2008 restructuring actions are complete except for remaining contractual payments for excess facilities. These actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of November 30, 2008, cash payments and write-offs totaling approximately $8.3 million and $1.1 million, respectively, related to workforce reductions and approximately $0.2 million and approximately $0.2 million, respectively, related to facilities and property and equipment had been made related to these actions.

Gain on Sale of Land

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Gain on sale of land	$—	$—	$—	$—	$(4,446)	$4,446
Percentage of revenues	—%	—%		—%	(0.6)%

In August 2005, we entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified the land as held for sale at that time. The sale closed during the first quarter of fiscal year 2008 and we received proceeds from the sale of land of approximately $64.5 million and recognized a gain on the sale, net of closing costs, of approximately $4.4 million.

Impairment of Non-Current Auction-Rate Securities

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Impairment of non-current auction rate securities	$(14,253)	$—	$14,253	$(29,218)	$—	$29,218
Percentage of revenues	7.4%	—%		5.2%	—%

Impairment of non-current auction rate securities for the three and six months ended November 30, 2008 reflects impairment charges of approximately $14.3 million and approximately $29.2 million, respectively, recognized on our non-current ARS. These non-current ARS are interest bearing and represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. As of November 30, 2008, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the three and six months ended November 30, 2008, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of approximately $9.2 million and approximately $16.7 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three and six months ended November 30, 2008, due to the continued declines in fair value of our investments in ARS, we concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $5.1 million and approximately $12.5 million were recognized during the three and six months ended November 30, 2008 as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

If the current market conditions deteriorate further we may be required to record additional impairment charges in future quarters. We continue to monitor the market for ARS transactions and consider their impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Interest (expense)	$(7,686)	$(4,037)	$3,649	$(14,580)	$(4,190)	$10,390
Percentage of revenues	(4.0)%	(1.2)%		(2.6)%	(0.6)%

Interest (expense) during the three and six months ended November 30, 2008 increased as a result of the higher outstanding debt balance as compared to the year-ago period. Following the closing of the recapitalization transaction with Elevation Partners during October 2007, we increased our outstanding debt balance by $400.0 million.

Interest Income

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Interest income	$2,056	$7,765	$(5,709)	$4,072	$15,683	$(11,611)
Percentage of revenues	1.1%	2.2%		0.7%	2.2%

For the three and six months ended November 30, 2008, the overall decrease in interest income, both in absolute dollars and as a percentage of revenues, is due to lower average cash, cash equivalents and short-term investment balances and less favorable interest rates as compared to the same period last year.

Other Income (Expense), Net

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Other income (expense), net	$(358)	$(144)	$214	$(813)	$(445)	$368
Percentage of revenues	(0.2)%	—%		(0.1)%	(0.1)%

Other income (expense), net for the three and six months ended November 30, 2008 consisted of bank and other miscellaneous charges. Other income (expense), net for the three and six months ended November 30, 2007 consisted of bank and other miscellaneous charges partially offset by net gains of approximately $0.2 million and $0.4 million recognized on sales of short-term investments, respectively.

Income Tax Provision (Benefit)

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2008	2007		2008	2007
	(dollars in thousands)
Income tax provision (benefit)	$408,413	$(30,183)	$438,596	$405,779	$(26,380)	$432,159
Percentage of revenues	213.1%	(8.6)%		72.7%	(3.7)%

As of November 30, 2008, we determined that a valuation allowance should be established against our deferred tax assets of approximately $407.4 million as a result of our quarterly assessment for the three months then ended. This assessment considered both positive and negative evidence regarding the realization of the deferred tax assets. During the quarter ended November 30, 2008, our operating results reflected a cumulative three-year loss after adjusting for the effect of recent uncertainties in the credit markets on the valuation of our investments in non-current auction rate securities and a one-time gain on the sale of land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile phones market. Positive evidence that we considered in our assessment included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States. After considering both the positive and negative evidence for the three months ended November 30, 2008, we determined that it was no longer more-likely-than-not that we would realize the full value of our United States deferred tax assets. As a result, we established a valuation allowance against our deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of approximately $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009.

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

Liquidity and Capital Resources

Cash and cash equivalents as of November 30, 2008 were $143.6 million, compared to $176.9 million as of May 31, 2008, a decrease of $33.3 million. We experienced an approximately $24.0 million net decrease in cash and cash equivalents from operations resulting from our net loss of $545.6 million, which was partially offset by non-cash charges of $472.4 million and changes in assets and liabilities of $49.2 million. Our cash and cash equivalents decreased due to debt repayments of $6.9 million, purchases of property and equipment of $5.3 million, purchases of short-term investments of $0.1 million and a payment of $0.1 million to holders of restricted stock awards that vested during the period related to the $9.00 per share one-time cash distribution in connection with the recapitalization transaction with Elevation Partners during October 2007. Fluctuations in exchange rates during the first half of fiscal year 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of approximately $3.3 million for the period. These decreases were partially offset by net sales of short-term investments of $0.5 million, proceeds received from the sale of restricted investments totaling $0.7 million and $5.2 million from stock-related activity as a result of the exercise of stock options and other equity awards.

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the six months ended November 30, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of our ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of our investment in the original security and we continue to classify this instrument in our non-current auction rate securities balance. We currently classify all of these investments as non-current auction rate securities in our condensed consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on these investments at the maximum contractual rate, they are not currently trading and therefore do not currently have a readily determinable market value. As of November 30, 2008, the par value of our investment in ARS was approximately $74.7 million. The estimated fair value no longer approximates par value.

As of November 30, 2008, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the three and six months ended November 30, 2008, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of approximately $9.2 million and approximately $16.7 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three and six months ended November 30, 2008, due to the continued declines in fair value of our investments in ARS, we concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of approximately $5.1 million and approximately $12.5 million were recognized during the three and six months ended November 30, 2008, respectively, as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity (deficit). Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors we considered to classify our impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We continue to monitor the market for ARS transactions and consider their impact, if any, on the fair value of our ARS investments.

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

We have experienced significant losses beginning in fiscal year 2008 through the six months ended November 30, 2008, which are attributable to operations, restructurings and other charges such as the impairment of our investment in non-current ARS. We have managed our liquidity during this time through a series of cost reduction initiatives and a modification to our investment strategy to favor more liquid money market investments and United States Treasury securities. The turmoil in the overall credit markets and the fact that the United States has entered into a recession have created a substantially more difficult business environment. Because our products compete for a share of consumer disposable income and business spending, our operating performance and our liquidity position were negatively affected by the current recessionary economic conditions and by other financial business factors, many of which are beyond our control. The economic conditions have generally worsened during the six months ended November 30, 2008. We do not believe it is likely that these adverse economic conditions, and their effect on consumer and business purchasing patterns, will improve significantly in the near term. Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the commercial success of our Treo and Centro smartphones and of future products based on our new OS;

•	the successful completion of our new OS and its subsequent acceptance by the developer community and by our customers; and

•	our ability to manage operating expenses and capital spending.

We anticipate our balances of cash, cash equivalents and short-term investments of $224.0 million as of November 30, 2008 will satisfy our anticipated operational cash flow requirements and debt service or repayment requirements for at least the next 12 months. In addition, in December 2008, we entered into a definitive agreement with Elevation Partners to invest an additional $100.0 million in Palm, which will increase our available cash resources. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies. If we fail to meet our operating forecast or market conditions negatively affect our cash flows, we may be required to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition.

Net accounts receivable was $98.2 million as of November 30, 2008, a decrease of $18.2 million, or 16%, from $116.4 million as of May 31, 2008. Days sales outstanding, or DSO, of receivables was 46 days and 35 days as of November 30, 2008 and May 31, 2008, respectively. The DSO increased 11 days primarily as a result of a change in the linearity in our revenues and customer payment patterns. We ended the second quarter of fiscal year 2008 with a cash conversion cycle of -16 days, a decrease of 10 days from -6 days as of May 31, 2008. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is an annual metric on which we have focused as we continue to try to efficiently manage our assets.

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

During the three and six months ended November 30, 2008 and the fiscal year ended May 31, 2008, we did not repurchase any shares of common stock through open market purchases. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2009.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. Borrowings under the Credit Agreement bear interest at our election at one-, two-, three-, or six- month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Rate plus 0.50%) plus 2.50%. As of November 30, 2008, the interest rate for the Term Loan was based on three-month LIBOR plus 3.50%, or 7.27%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. See Note 13 of the condensed consolidated financial statements for a full description of the restrictions and requirements under the Credit Agreement. As of November 30, 2008, $396.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. In August 2008, the agreement was again amended to include an additional minimum purchase commitment of $0.2 million. As of November 30, 2008, we had made payments totaling approximately $37.1 million. The remaining amount due under the agreement was approximately $4.8 million as of November 30, 2008, which is included in other accrued liabilities in our condensed consolidated balance sheet.

In May 2005, we acquired PalmSource’s 55% share of the Palm Trademark Holding Company, or PTHC, and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in five installments due in May 2005, 2006, 2007 and 2008 and November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years. The amortization of the discount reported in interest expense for the three and six months ended November 30, 2008 was approximately $44,000 and $97,000, respectively, and approximately $108,000 and $217,000 for the three and six months ended November 30, 2007, respectively. The remaining amount due to PalmSource under this agreement was approximately $3.8 million as of November 30, 2008.

During fiscal year 2008, we entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million (net present value of $3.5 million). Under the terms of the agreement, we agreed to make quarterly payments from September 2008 through December 2009. As of November 30, 2008, we had made payments totaling approximately $0.6 million under the agreement. The amortization of the discount reported in interest expense for the three and six months ended November 30, 2008 was approximately $39,000 and $83,000, respectively. The remaining amount due under the agreement was $3.1 million as of November 30, 2008.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million (net present value of $2.9 million). Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. As of November 30, 2008, we had made payments totaling $2.5 million under the agreement. The amortization of the discount reported in interest expense for the three and six months ended November 30, 2008 was approximately $18,000 and $42,000, respectively, and approximately $39,000 and $83,000 for the three and six months ended November 30, 2007, respectively. The remaining amount due under the agreement was $0.8 million as of November 30, 2008.

During February and October 2007, we acquired the assets of several businesses. Under the purchase agreements, we agreed to pay employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of November 30, 2008, we had made payments totaling approximately $3.1 million under the purchase agreements. The remaining liability under these agreements was $0.6 million as of November 30, 2008.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to our stockholders of $949.7 million. At that time, approximately $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. The distribution liability is being paid in cash as the related shares of restricted stock vest, ending in the fourth quarter of fiscal year 2010. As of November 30, 2008, the remaining amount due to holders of unvested restricted stock, adjusted for cancellations, was approximately $0.6 million, of which approximately $0.4 million was classified in other accrued liabilities in the condensed consolidated balance sheet and approximately $0.2 million was classified within other non-current liabilities.

As of November 30, 2008, we had $6.6 million of non-current tax liabilities in our condensed consolidated balance sheet for unrecognized tax positions. The periods in which we will reach cash settlement with the respective tax authorities cannot be reasonably estimated.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensors. As of November 30, 2008, we have estimated royalty obligations of $39.1 million which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of November 30, 2008 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components that may be in short supply. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2008, our cancellable and non-cancellable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were approximately $102.7 million.

We recorded a provision for purchase commitments with third-party manufacturers, netting to approximately $13.1 million during the second quarter of fiscal year 2009. This charge was due to a decrease in forecasted product sales and was calculated in accordance with our policy, which is based on purchase commitments determined to be in excess of anticipated demand.

As of November 30, 2008, we had approximately $7.9 million in restricted investments, which are collateral for outstanding letters of credit.

In November 2008, we renewed our universal shelf registration statement to give us flexibility to sell debt securities, common stock, preferred stock, depository shares, warrants and units in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for working capital and general corporate purposes including, but not limited to, funding our operations, purchasing capital equipment, funding potential acquisitions, repaying debt and repurchasing shares of our common stock. We may also invest the proceeds in certificates of deposit, U.S. government securities or certain other interest-bearing securities.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to our policy, these foreign exchange forward contracts have maturities of 35 days or less. As of November 30, 2008, our outstanding notional contract value, which approximates fair value, was approximately $7.9 million which settled within 21 days. We do not enter into derivatives for speculative or trading purposes.

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

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of approximately $143.6 million and approximately $176.9 million as of November 30, 2008 and May 31, 2008, respectively, are invested primarily in money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2008 or May 31, 2008 would cause an immaterial decline in the fair value of our cash equivalents. As of November 30, 2008 and May 31, 2008, we had short-term investments of $80.4 million and $81.8 million, respectively. Our short-term investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. These available-for-sale investments include government and domestic corporate debt securities and are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels as of November 30, 2008 would cause a decline of less than 1%, or approximately $0.7 million, in the fair market value of our short-term investment portfolio. A similar increase in market interest rates from levels as of May 31, 2008 would have resulted in a decline of less than 2%, or approximately $1.2 million, in the fair market value of our short-term investment portfolio as of May 31, 2008. We would expect our net loss or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the six months ended November 30, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. We currently classify all of these investments as non-current auction rate securities in our condensed consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities. As of November 30, 2008, we determined there was a total decline in the fair value of our ARS investments of approximately $61.4 million, all of which has been recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2008 would cause an additional decline of less than 8%, or approximately $1.0 million, in the fair market value of our investments in ARS. As of May 31, 2008, we determined there was a total decline in the fair value of our ARS investments of approximately $44.7 million, of which approximately $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2008 would have caused an additional decline of less than 1%, or less than $0.1 million, in the fair market value of our investments in ARS.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $396.0 million as of November 30, 2008 under our current Credit Agreement. We do not currently use derivatives to manage interest rate risk. As of November 30, 2008, our interest rate applicable to borrowings under the Credit Agreement was approximately 7.27%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of approximately $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain (loss) of $1.1 million and $1.5 million for the three and six months ended November 30, 2008, respectively, and less than $(0.1) million and $0.3 million for the three and six months ended November 30, 2007, respectively, and is included in operating loss in our condensed consolidated statements of operations. According to our policy, these foreign exchange forward contracts have maturities of 35 days or less. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Our foreign exchange forward contracts outstanding on November 30, 2008 and May 31, 2008 had a notional contract value, which approximates fair value, in U.S. dollars of approximately $7.9 million and approximately $7.0 million, respectively, which settled within 21 days and 28 days, respectively. We do not utilize derivative financial instruments for trading purposes.

Equity Price Risk

As of November 30, 2008 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable quality, prices and terms, or if the effort of migrating from existing products and services to new products and services is considered to be excessive by end users, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences or are unable to complete the development of products and services in a cost-effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers.

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

Current recessionary economic and financial market conditions as well as our continued investment in our corporate transformation have had and will continue to have a negative effect on our liquidity. We may need or find it advisable to seek additional funding which may not be available or which may result in substantial dilution to the value of our common stock. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. Inadequate liquidity could materially and adversely affect our business operations in the future.

We currently believe that our existing cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated operating cash requirements and debt service or repayment requirements for at least the next 12 months. However, we have net losses for the previous six fiscal quarters, and the losses for the last four fiscal quarters were unanticipated 12 months ago. Also, we have experienced decreases in our cash, cash equivalents and short-term investments during the previous three quarters. Because our products compete for a share of consumer disposable income and business spending, our liquidity position and operating performance were negatively affected by the current recessionary economic conditions and by other financial business factors, many of which are beyond our control. The economic conditions have generally worsened during the six months ended November 30, 2008. We do not believe it is likely that these adverse economic conditions, and their effect on consumer and business purchasing patterns, will improve significantly in the near term.

We require substantial liquidity to continue spending to support product development, to implement cost savings and restructuring plans, to meet scheduled debt and lease payment requirements and to run our regular business operations. If our liquidity continues to diminish, we may reach the point at which we operate at or close to the minimum cash levels necessary to support our current business operations, and we may be forced to further curtail spending, research and development activities and other programs that are important to the future success of our business. In addition, if our liquidity substantially decreases, it may affect our business relationships with our customers and/or our suppliers who may seek additional assurances regarding our ability to meet our obligations and to sustain regular business operations. If this were to happen, our need for cash resources would be intensified.

While we currently believe that we can fund our operating cash requirements and debt service or repayment requirements from our operating cash flows and our existing cash, cash equivalents and short-term investments, the current recession has had a substantial negative impact on our operations. Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the commercial success of our Treo and Centro smartphones and of future products based on our new OS;

•	the successful completion of our new OS and its subsequent acceptance by the developer community and by our customers; and

•	our ability to manage operating expenses and capital spending.

If revenues from our smartphones fail to meet expectations or we are unable to complete our new OS in a timely or acceptable manner and we are unable to maintain our required liquidity levels through other means, our business plans, results of operations and financial condition would be adversely impacted.

In these circumstances, we may find it necessary or advisable to seek additional funding. The current economic and financial market conditions may make it difficult to obtain funding in the securities and credit markets as well as under our existing credit facilities. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our existing common stock and other equity securities and cause the market price of our common stock to fall. The issuance of additional debt or incurrence of borrowing could impose restrictive covenants that could impair our ability to engage in certain business transactions.

We have announced a definitive agreement for a $100.0 million investment from Elevation Partners. If the transaction is not completed, our reputation, stock price and business may be adversely affected.

We have announced a Securities Purchase Agreement with Elevation Partners, L.P. for a $100.0 million investment in Palm to be paid in two installments. Our Board of Directors has approved this transaction, but consummation of the transaction is subject to risks including customary closing conditions. If the transaction is not completed, our reputation may be negatively affected and the trading price of our common stock may decline. In addition, our business may be harmed to the extent that customers, suppliers and others believe that we cannot compete effectively in the marketplace without the additional investment, or if there is customer uncertainty surrounding the future direction of our product and service offerings and our business strategy on a standalone basis. We may also find it more difficult to attract and retain employees, and the attention of management may be strained or diverted from operating the business. Moreover, we have incurred, and may continue to incur, substantial investment of time by our Board of Directors, our management team and our employees in preparing for the transaction and any potential transfers of a portion of the investment to investors other than Elevation Partners.

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

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 61% of our accounts receivable at the end of fiscal year 2008 compared to 63% at the end of fiscal year 2007 and 66% at the end of fiscal year 2006. We determine our largest customers in terms of outstanding customer accounts to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. We expect this trend of significant credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

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

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories, liabilities for failure to achieve minimum purchase commitments or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, gross profit and financial condition. For example, in the second quarter of fiscal year 2009, we experienced a decrease in forecasted product sales. As a result, we incurred a net charge to cost of revenues of $13.1 million for purchase commitments with third-party manufacturers in excess of anticipated demand.

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

An injunction issued by the U.S. District Court, Central District, California, banning importation of certain chips, chipsets and software of Qualcomm Incorporated or other litigation between Qualcomm and Broadcom Corporation could hinder our ability to provide certain models of our smartphone products to our customers and to compete effectively, and could adversely affect our customer relationships, revenues, results of operations and financial condition.

Qualcomm and Broadcom are engaged in litigation in at least two U.S. District Courts regarding Qualcomm’s chipsets and software used in wireless handsets and related support services. In one action, Qualcomm was immediately enjoined from providing certain chipsets to customers and ordered not to provide other chipsets and/or related support services after January 31, 2009. Upon Qualcomm’s appeal the Federal Circuit Court of Appeal issued a ruling that, in relevant part, affirmed the injunction with respect to certain Qualcomm chipsets, including, but not limited to, those we currently use in our Centro CDMA EvDO smartphones. On September 23, 2008 the District Court clarified the injunction ruling, finding that products containing the infringing chipsets must be imported into the United States before January 31, 2009. Accordingly, Palm may be required to import any affected CDMA EvDO Centro products and service components by that date, except for those intended for Verizon, a Broadcom licensee. The effect of such ban may have an adverse effect on Palm’s sales volumes, revenues and costs of revenues. In addition, there is no assurance the products imported by January 31, 2009 will be sold through or that Palm will have sufficient service stock to support customers going forward should service requests exceed that currently anticipated.

For Palm products affected by the injunction ruling other than our Centro CDMA EvDO smartphones, Qualcomm has provided alternative chipsets containing workarounds to avoid infringement of Broadcom’s patents but there is no assurance that, if challenged, the chipsets containing the workarounds will be found to be noninfringing. Implementing the substitute chipsets can also be time consuming, can delay the offering of our smartphone products on carrier networks and also affect our ability to deliver products to customers in a timely manner. As a result, carriers may choose to offer, or consumers may choose to buy, unaffected products from our competitors and thereby reduce their purchases of our products, causing a negative impact on our smartphone products sales volumes, our revenues and our cost of revenues.

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

We outsource all of our manufacturing requirements to third-party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we rely on our third-party manufacturers to place orders with suppliers for the components they need to manufacture our products and to track appropriately the shipment and inventory of those components with our orders. If they fail to place timely and sufficient orders with suppliers and appropriately maintain component inventories, our revenues and cost of revenues could suffer. Significant unanticipated fluctuations in demand of our products could result in costly excess production of inventories or additional non-cancellable purchase commitments. Our reliance on third-party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third-party manufacturers or their suppliers. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. If our third-party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

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

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Over the past quarter, we experienced turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity and the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

Our revenues and our results of operations depend substantially on the commercial success of our Treo and Centro smartphones. If revenues from our smartphones fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. For the quarter ended November 30, 2008, revenues from sales of smartphones and related products constituted more than 85% of our consolidated revenues. The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Recessionary economic conditions have created a challenging environment in the smartphone market including declining average selling prices and increased competition. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, and if these recessionary economic conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products or we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

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

We hold a variety of interest bearing ARS that represent investments in pools of assets, including commercial paper, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during the six months ended November 30, 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount if we need liquidity. Maturity dates for these ARS investments range from 2017 to 2052.

The valuation of our investment portfolio, including our investment in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets. If the current market conditions deteriorate further we may be required to record additional impairment charges in future quarters.

Our ability to utilize our net operating losses may be limited if we engage in transactions which bring cumulative change in ownership for Palm to 50% or more.

If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. We are currently reviewing our cumulative ownership change position. It is possible that recent or prospective transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating losses in the future. In the event the usage of these net operating losses is limited and we are profitable, our cash flows could be adversely impacted.

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

As of November 30, 2008, the Series B Preferred Stock owned by Elevation Partners and its affiliates is convertible into approximately 26% of our outstanding common stock on an as-converted basis and votes on an as-converted basis with our common stock on all matters other than the election of directors. Upon closing the additional investment by Elevation Partners announced in December 2008, Elevation Partners and its affiliates’ ownership and voting rights of the outstanding common stock, as of November 30, 2008, on an as-converted basis will increase to approximately 38% on an as-converted basis. While this percentage could increase, the voting rights of Elevation Partners and its affiliates on an as-converted basis are capped at 39.9% of the outstanding common stock.

Subject to certain exceptions, Elevation Partners will be permitted under the terms of a stockholders’ agreement between Palm and Elevation Partners, or the Stockholders’ Agreement, to maintain its ownership interest in Palm in subsequent offerings. As a result, Elevation Partners may have the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. The terms of the Series B and Series C Preferred Stock and both the original and the amended and restated stockholders’ agreement (other than the election of directors) provide that Elevation Partners will designate a percentage of Palm’s board of directors proportional to Elevation Partners’ ownership position in Palm. Elevation Partners may have interests that diverge from, or even conflict with, those of Palm or its stockholders.

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

If certain change of control transactions occur, we will be required to make an offer to repurchase up to all of the then outstanding shares of Series B Preferred Stock, at the option and election of the holders thereof. We will have the option to pay the repurchase price in cash or, subject to certain conditions, publicly traded shares of the acquiring entity in the change of control transaction. The cash repurchase price per share is 101% of the liquidation preference. The repurchase price per share, if paid in publicly traded shares of the acquiring entity, is 105% of the liquidation preference. Our failure to pay the repurchase price in respect of all tendered shares for any reason, including the absence of funds legally available for such payment, would require us to pay conditional dividends, which represent a cash dividend at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus 4%, on each share of Series B Preferred Stock. Conditional dividends will accrue and cumulate until the date on which we pay the entire repurchase price, and will be payable quarterly. For so long as conditional dividends are accruing, neither we nor any of our subsidiaries may declare or pay any dividends on our common stock, or repurchase or redeem any shares of our common stock. This may adversely affect the rights of our existing stockholders and the market price of our common stock. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended November 30, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
September 1, 2008—September 30, 2008	—	$—	—	$—	$219,037,247
October 1, 2008—October 31, 2008	—	—	—	—	$219,037,247
November 1, 2008—November 30, 2008	2,500	0.001	—	—	$219,037,247

	2,500		—

(1)	During the three months ended November 30, 2008, the Company repurchased 2,500 shares of common stock at par value due to the forfeiture of restricted shares upon the termination of an employee. As of November 30, 2008, a total of approximately 279,000 restricted shares may still be repurchased.

(2)	In September 2006, the Company’s Board of Directors authorized a stock buyback program for the Company to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended November 30, 2008, no shares were repurchased under the stock buyback program. As of November 30, 2008, $219.0 million remains available for future repurchase.

Item 4.	Submission of Matters to a Vote of Security Holders

At Palm’s annual meeting of stockholders on October 1, 2008, the following proposals were adopted.

Proposal I

To elect two Class III directors to serve a three-year term expiring in 2011.

Director	Total Votes for Each Director	Total Votes Withheld from Each Director
Edward T. Colligan	78,976,715	13,160,346
D. Scott Mercer	62,057,904	30,079,157

In addition to the directors elected at the annual meeting, Gordon A. Campbell, William T. Coleman, Donna L. Dubinsky, Robert C. Hagerty and Jonathan J. Rubinstein will continue to serve as directors of Palm. At the annual meeting, the holders of Series B Preferred Stock unanimously elected Fred D. Anderson and Roger B. McNamee as the Series B Directors of Palm until the next special or annual meeting of stockholders of Palm called for the purpose of electing or removing Series B Directors, or until their successors have been appointed or elected and qualified.

Proposal II

To ratify the appointment of Deloitte & Touche LLP as Palm’s independent registered public accounting firm for the fiscal year ending May 29, 2009.

Votes For (1)	Votes Against (1)	Votes Abstained (1)	Non-Votes
130,030,033	275,314	67,008	—

(1)	Based on the conversion ratio in effect as of the record date, or August 4, 2008, each share of Series B Preferred Stock was entitled to 117.65 votes, for a total of 38,235,294 votes for the holders of Series B Preferred Stock (see Note 14 to the condensed consolidated financial statements).

Item 6.	Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A.	8-A12G/A	000-29597	4.5	1/2/09

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.3*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.4*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.5*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.6	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.7*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.8*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.9*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.10*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.11*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.12*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.13	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.14	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.15	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.16	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.17	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.18	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.19	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.20	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.21	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.22	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.23*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.24*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.25**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.26	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.27	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.28	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.29	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.30	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.31	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.32*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.33*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.34*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.35*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.36*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.37*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.38	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.39*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.40	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.					X

10.41	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.					X

10.42	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.					X

10.43*	Form of Amended and Restated Severance Agreement.					X

10.44*	Form of Amended and Restated Management Retention Agreement.					X

10.45	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: January 5, 2009	By:	/s/ ANDREW J. BROWN
Andrew J. Brown Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Designation of Series B Preferred Stock.	8-K	000-29597	3.1	10/30/07

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A.	8-A12G/A	000-29597	4.5	1/2/09

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.3*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.4*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.5*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.6	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.7*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.8*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.9*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.10*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.11*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.12*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.13	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.14	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.15	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.16	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.17	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.18	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.19	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.20	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.21	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.22	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.23*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.24*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.25**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.26	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.27	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.28	Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.1	10/30/07

10.29	Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund.	8-K	000-29597	10.2	10/30/07

10.30	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.31	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.32*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.33*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.34*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.35*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.36*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.37*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.38	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.39*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.40	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.					X

10.41	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.					X

10.42	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.					X

10.43*	Form of Amended and Restated Severance Agreement.					X

10.44*	Form of Amended and Restated Management Retention Agreement.					X

10.45	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.

**	Confidential treatment granted on portions of this exhibit.