Form 10-Q
period 2009-02-27
PALM INC
filed 2009-04-03
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of March 27, 2009, 137,841,009 shares of the Registrant’s Common Stock were outstanding.

Palm, Inc. (*)

(*)	Palm’s 52-53 week fiscal year ends on the Friday nearest May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

Palm, Treo, Foleo, Centro, Palm Pre, Palm OS, and Palm webOS are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Revenues	$90,624	$312,144	$649,099	$1,022,536
Cost of revenues (*)	86,414	218,994	509,407	695,197

Gross profit	4,210	93,150	139,692	327,339
Operating expenses:
Sales and marketing (*)	38,059	53,909	140,748	175,570
Research and development (*)	42,786	48,553	139,317	154,739
General and administrative (*)	14,000	14,414	41,539	48,647
Amortization of intangible assets	884	969	2,650	2,892
Restructuring charges (*)	5,692	12,305	13,515	29,054
Casualty loss	4,982	—	4,982	—
Patent acquisition cost (refund)	—	—	(1,537)	5,000
Gain on sale of land	—	—	—	(4,446)

Total operating expenses	106,403	130,150	341,214	411,456
Operating loss	(102,193)	(37,000)	(201,522)	(84,117)
Impairment of non-current auction rate securities	(3,960)	(25,482)	(33,178)	(25,482)
Interest (expense)	(5,941)	(8,832)	(20,521)	(13,022)
Interest income	1,039	3,877	5,111	19,560
Gain on series C derivative	20,573	—	20,573	—
Other income (expense), net	(3,895)	(451)	(4,708)	(896)

Loss before income taxes	(94,377)	(67,888)	(234,245)	(103,957)
Income tax provision (benefit)	646	(13,224)	406,425	(39,604)

Net loss	(95,023)	(54,664)	(640,670)	(64,353)
Accretion of series B and series C redeemable convertible preferred stock	3,004	2,357	7,829	3,137

Net loss applicable to common shareholders	$(98,027)	$(57,021)	$(648,499)	$(67,490)

Net loss per common share:
Basic and diluted	$(0.89)	$(0.53)	$(5.92)	$(0.64)

Shares used to compute net loss per common share:
Basic and diluted	110,529	106,707	109,506	105,334

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$291	$347	$1,068	$1,409
Sales and marketing	868	1,356	3,022	5,423
Research and development	2,487	2,615	8,038	7,824
General and administrative	1,703	1,868	6,058	10,951
Restructuring charges	694	135	1,189	1,091

	$6,043	$6,321	$19,375	$26,698

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2009	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$130,767	$176,918
Short-term investments	88,604	81,830
Accounts receivable, net of allowance for doubtful accounts of $1,226 and $1,169, respectively	52,736	116,430
Inventories	15,332	67,461
Deferred income taxes	178	82,011
Series C derivative	73,983	—
Prepaids and other	11,582	15,436

Total current assets	373,182	540,086
Restricted investments	9,758	8,620
Non-current auction rate securities	9,297	29,944
Property and equipment, net	32,534	39,636
Goodwill	166,332	166,332
Intangible assets, net	51,497	61,048
Deferred income taxes	466	318,850
Other assets	13,369	15,746

Total assets	$656,435	$1,180,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$97,312	$161,642
Income taxes payable	1,120	1,088
Accrued restructuring	7,389	8,058
Current portion of long-term debt	4,000	4,000
Other accrued liabilities	232,622	236,558

Total current liabilities	342,443	411,346
Non-current liabilities:
Long-term debt	391,000	394,000
Non-current tax liabilities	7,094	6,127
Other non-current liabilities	180	2,098

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized and outstanding; aggregate liquidation value: $325,000	262,943	255,671
Series C redeemable convertible preferred stock, $0.001 par value, 100 shares authorized; 100 shares and 0 shares outstanding, respectively; aggregate liquidation value: $100,000 and $0, respectively	78,462	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 125,000 shares authorized:
Series A: 2,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 111,063 shares and 108,369 shares, respectively	111	108
Additional paid-in capital	752,998	659,141
Accumulated deficit	(1,178,154)	(537,484)
Accumulated other comprehensive loss	(642)	(10,745)

Total stockholders’ equity (deficit)	(425,687)	111,020

Total liabilities and stockholders’ equity (deficit)	$656,435	$1,180,262

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(640,670)	$(64,353)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	15,098	14,351
Stock-based compensation	19,375	26,698
Amortization of intangible assets	9,551	13,093
Amortization of debt issuance costs	2,355	1,049
Deferred income taxes	412,237	(29,569)
Realized loss (gain) on short-term investments	3,282	(388)
Excess tax benefit related to stock-based compensation	(119)	(52)
Realized gain on sale of land	—	(4,446)
Impairment of non-current auction rate securities	33,178	25,482
Gain on series C derivative	(20,573)	—
Changes in assets and liabilities:
Accounts receivable	61,141	46,286
Inventories	51,669	(1,712)
Prepaids and other	3,491	2,381
Accounts payable	(61,910)	(35,513)
Income taxes payable	(9,041)	(11,748)
Accrued restructuring	908	8,899
Other accrued liabilities	3,917	5,512

Net cash used in operating activities	(116,111)	(4,030)

Cash flows from investing activities:
Purchase of property and equipment	(9,599)	(19,650)
Proceeds from sale of land	—	64,446
Purchase of brand name intangible	—	(1,500)
Purchase of short-term investments	(61,518)	(439,801)
Sale of short-term investments	52,235	774,465
Cash paid for business acquisition	—	(495)
Purchase of restricted investments	(2,000)	(8,951)
Sale of restricted investments	862	166
Principal received from investment in non-current auction rate securities	—	250

Net cash provided by (used in) investing activities	(20,020)	368,930

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	6,455	23,903
Proceeds from issuance of series B redeemable convertible preferred stock, net	—	315,190
Proceeds from issuance of series C units, net	99,204	—
Excess tax benefit related to stock-based compensation	119	52
Proceeds from issuance of debt, net	—	381,107
Repayment of debt	(12,555)	(1,817)
Cash distribution to stockholders	(259)	(948,769)

Net cash provided by (used in) financing activities	92,964	(230,334)

Effects of exchange rate changes on cash and cash equivalents	(2,984)	—
Change in cash and cash equivalents	(46,151)	134,566
Cash and cash equivalents, beginning of period	176,918	128,130

Cash and cash equivalents, end of period	$130,767	$262,696

Other cash flow information:
Cash paid for income taxes	$2,671	$2,170

Cash paid for interest	$17,947	$11,604

Non-cash investing and financing activities:
Series C derivative	$53,410	$—

Warrants recorded in connection with issuance of series C units	$21,966	$—

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Palm’s financial position as of February 28, 2009, results of operations for the three and nine months ended February 28, 2009 and 2008 and cash flows for the nine months ended February 28, 2009 and 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In October 2007, the Company sold 325,000 shares of series B redeemable convertible preferred stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P., or Elevation, in exchange for $325.0 million. On an as-converted basis, these shares represented 27% of the voting shares outstanding of the Company at the close of the transaction. The Company utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of $949.7 million to shareholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Palm adjusted outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards.

In January 2009, the Company sold 100,000 units to Elevation in exchange for $100.0 million. Each unit, or the Series C Unit, consists of one share of Palm’s series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of Palm’s common stock, or the Detachable Warrants. As a provision of this transaction, Palm may elect, until March 31, 2009, to cause Elevation to sell up to 49% of its original $100.0 million investment to other investors on the same or better terms than on which Elevation acquired the Series C Units, with Palm to receive any net gains realized upon such a sale. On an as-converted basis, the outstanding shares of Series C Preferred Stock, in combination with the outstanding shares of Series B Preferred Stock, represented 38% of the voting shares outstanding of the Company at the close of the transaction. At the close of the transaction, holders of the Series B Preferred Stock and Series C Preferred Stock, voting together, were entitled to designate three directors to Palm’s Board of Directors.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2009 and 2008 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement of Financial Accounting

Standards, or SFAS, No. 157, Fair Value Measurements, for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Palm adopted SFAS No. 157 to account for its financial assets and liabilities for the fiscal year beginning June 1, 2008 (see Note 3 to the condensed consolidated financial statements). The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on Palm’s financial condition, results of operations or cash flows. Palm is required to adopt SFAS No. 157 to account for certain nonfinancial assets and liabilities for the fiscal year beginning June 1, 2009. Palm is currently evaluating the effect, if any, that the adoption of the deferred provisions of SFAS No. 157 will have on its condensed consolidated financial statements, but does not expect it to have a material impact.

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

In June 2008, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Palm is required to adopt EITF Issue No. 07-5 for the fiscal year beginning June 1, 2009. Palm has not yet determined the impact that EITF Issue No. 07-5 will have on its condensed consolidated financial statements, but expects that the impact of adoption will be material.

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

For the three and nine months ended February 28, 2009, there was no material impact from the adoption of SFAS No. 157 on Palm’s condensed consolidated financial statements. Financial assets measured at fair value on a recurring basis as of February 28, 2009 are classified based on the valuation technique level in the table below:

	Fair Value Measurements as of February 28, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents, money market funds	49,492	49,492	—	—
Short-term investments:
Federal government obligations	86,513	86,467	46	—
Corporate notes/bonds	2,091	—	2,091	—
Series C derivative	73,983	—	73,983	—
Restricted investments, money market funds	9,238	9,238	—	—
Non-current auction rate securities, corporate notes/bonds	9,297	—	—	9,297

Total assets at fair value	$230,614	$145,197	$76,120	$9,297

The fair value of Palm’s Level 1 financial assets is based on quoted market prices of the identical underlying security and generally includes money market funds and United States Treasury securities with quoted prices in active markets.

The fair value of Palm’s Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally includes United States government agency debt securities, corporate debt securities and Palm’s derivative related to its Series C Units (see Note 14 to the condensed consolidated financial statements for further information).

Palm did not have observable inputs for the valuation of its non-current auction rate securities. Palm’s methodology for valuing these assets is described in Note 7 to the condensed consolidated financial statements. The following tables provide a summary of changes in fair value of Palm’s Level 3 financial assets for the three and nine months ended February 28, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended February 28, 2009
Non-current Auction Rate Securities(1)
Balances, November 30, 2008	$13,257
Total losses (realized/unrealized):
Included in net loss	(3,960)
Included in other comprehensive (loss)	—
Purchases, sales, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balances, February 28, 2009	$9,297

Amount of total losses for the period included in net loss attributable to the change in unrealized losses relating to assets still held at February 28, 2009	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Nine Months Ended February 28, 2009
Non-current Auction Rate Securities(1)
Balances, May 31, 2008	$29,944
Total losses (realized/unrealized):
Included in net loss	(33,178)
Included in other comprehensive (loss)	12,531
Purchases, sales, issuances and settlements	—
Transfers in and/or out of Level 3	—

Balances, February 28, 2009	$9,297

Amount of total losses for the period included in net loss attributable to the change in unrealized losses relating to assets still held at February 28, 2009	$12,531

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

As of February 28, 2009, Palm does not have liabilities that are measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current operations at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes Palm elects for similar types of assets and liabilities. Palm adopted SFAS No. 159 as of June 1, 2008. Palm evaluated its existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three or nine months ended February 28, 2009. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time Palm first recognizes an eligible item or enters into an eligible firm commitment, Palm may decide to exercise the option on new items when business reasons support doing so in the future. The adoption of SFAS No. 159 did not have any impact on Palm’s financial condition, results of operations or cash flows for the three or nine months ended February 28, 2009.

4.	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended February 28, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Numerator:
Net loss	$(95,023)	$(54,664)	$(640,670)	$(64,353)
Accretion of series B and series C redeemable convertible preferred stock	3,004	2,357	7,829	3,137

Net loss applicable to common shareholders	$(98,027)	$(57,021)	$(648,499)	$(67,490)

Denominator:
Shares used to compute basic and diluted net loss per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	110,529	106,707	109,506	105,334

Basic and diluted net loss per common share	$(0.89)	$(0.53)	$(5.92)	$(0.64)

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

For the three and nine months ended February 28, 2009, 22,767,000 and 21,680,000 weighted average share-based payment awards to purchase Palm common stock, respectively, and 16,568,000 and 5,523,000 weighted average shares related to the Series C Preferred Stock, respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the net loss per share. For both the three and nine months ended February 28, 2009, 38,235,000 shares related to the Series B Preferred Stock were also excluded. For the three and nine months ended February 28, 2008, 16,485,000 and 11,504,000 weighted average options to purchase Palm common stock, respectively, and 38,235,000 and 17,941,000 shares related to the Series B Preferred Stock, respectively, were excluded. To determine the shares of preferred stock excluded because the inclusion of such shares would be antidilutive, Palm used the “if converted” method, under which the Series B Preferred Stock and Series C Preferred Stock are assumed to be converted to common shares at conversion prices of $8.50 per share and $3.25 per share, respectively, taking into consideration the accretion against net loss applicable to common shareholders.

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

There was an ESPP offering period in September 2008 with the following assumptions: risk-free interest rate of 1.8%, volatility of 55%, option term of 1.3 years, dividend yield of 0.0% and weighted average fair value at the date of purchase of $2.36 per share. There have been no other offerings through the end of the third quarter of fiscal year 2009. There was an ESPP offering period in October 2007 with the following assumptions: risk-free interest rate of 3.8%, volatility of 46%, option term of 1.3 years, dividend yield of 0.0% and weighted average fair value at the date of purchase of $3.83 per share.

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted during the three and nine months ended February 28, 2009 and 2008 are provided below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Assumptions applicable to stock options:
Risk-free interest rate	1.5%	2.6%	2.6%	3.7%
Volatility	72%	36%	56%	36%
Option term (in years)	3.9	3.1	3.9	3.2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value of stock options at date of grant	$2.01	$1.66	$2.40	$2.64

In September 2007, Palm stockholders approved amendments to the Board of Director stock option plans and the Handspring stock option plans, which were assumed in connection with a merger, to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. In accordance with SFAS No. 123(R), Palm performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007 adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that 180 awards had $8.2 million of incremental fair value, of which $8.0 million was recorded as stock-based compensation expense during fiscal year 2008 related to the modification of options that had vested. An additional $26,000 and $101,000 were recognized during the three and nine months ended February 28, 2009, respectively, for options vesting during the period. The remaining $81,000 will be amortized relative to the vesting period of the affected stock options, which is expected to be the next 1.5 years.

Upon the closing of the Recapitalization Transaction, all outstanding options and restricted stock units, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007. The fair value of the modified awards was calculated using a Trinomial Lattice simulation model as described above, and compared to the fair value of the options outstanding just prior to the transaction. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on October 24, 2007 adjusted for the $9.00 per share distribution, or $10.18, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that 60 awards had incremental fair value of less than $0.1 million, which was completely recognized as of the first quarter of fiscal year 2009.

During the second quarter of fiscal year 2008, Palm granted 1.0 million stock options, 0.7 million restricted stock units and 0.2 million restricted stock awards with vesting based on market conditions, or performance of Palm’s stock price. The Geometric Brownian Motion simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The use of the Geometric Brownian Motion simulation model requires a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and inputs such as the stock and strike prices. For the awards granted during the second quarter of fiscal year 2008, Palm used the following key assumptions and inputs: volatility of 37%, risk-free interest rate of 4.1%, dividend yield of 0.0% and stock and strike prices of $8.91, the closing stock price on the date of grant. The weighted average fair value of the stock options was $2.62 per share, of the restricted stock units was $5.71 per share and of the restricted stock awards was $7.00 per share.

Palm uses straight-line attribution as its expensing method of the value of share-based compensation for options, restricted stock units and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Income Tax Benefit Recorded in Stockholders’ Equity (Deficit)

The total income tax benefit realized from stock option exercises and ESPP rights for the three and nine months ended February 28, 2009 was less than $0.1 million and $1.9 million, respectively. The income tax benefit recorded in stockholders’ equity (deficit) was reduced by $4.4 million and $2.4 million for the three and nine months ended February 28, 2008, respectively, due to income tax deficiencies realized from stock option exercises and ESPP rights.

Stock-Based Options and Awards Activity

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

A summary of Palm’s stock option program as of February 28, 2009 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of February 28, 2009	17,457	$6.16	5.2	$32,692
Options exercisable as of February 28, 2009	10,864	$5.93	4.6	$24,232

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $7.24 and $6.47 as of February 28, 2009 and 2008, respectively, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1.7 million and $8.9 million for the three and nine months ended February 28, 2009, respectively, and $0.8 million and $14.3 million for the three and nine months ended February 28, 2008, respectively.

As of February 28, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $18.6 million, which is expected to be recognized over the next 2.9 years.

As of February 28, 2009, total unrecognized compensation costs related to non-vested restricted stock awards was $1.4 million, which is expected to be recognized over the next 2.4 years.

A summary of Palm’s restricted stock unit program as of February 28, 2009 is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of February 28, 2009	603	$6.98	1.3	$4,368

As of February 28, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was $3.7 million, which is expected to be recognized over the next 2.4 years.

A summary of Palm’s ESPP as of February 28, 2009 is as follows (dollars and shares in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
ESPP shares vested and expected to vest as of February 28, 2009	2,015	$4.32	1.1	$5,890

As of February 28, 2009, total unrecognized compensation costs related to ESPP was $2.9 million, which is expected to be recognized over the next 1.1 years.

6.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2009	2008	2009	2008
Net loss	$(95,023)	$(54,664)	$(640,670)	$(64,353)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(1,051)	(1,205)	(1,439)	(48)
Net unrealized change in value of non-current auction rate securities	(3,960)	(39,174)	(20,647)	(39,174)
Net recognized loss on non-current auction rate securities included in results of operations	3,960	25,482	33,178	25,482
Net recognized (gain) loss on available-for-sale investments included in results of operations	3,282	(33)	3,282	(388)
Accumulated translation adjustments	(95)	901	(4,271)	1,836

	$(92,887)	$(68,693)	$(630,567)	$(76,645)

7.	Short-Term Investments and Non-Current Auction Rate Securities

The following table summarizes the fair value of federal government obligations and corporate debt securities classified as short-term investments based on stated maturities as of February 28, 2009 (in thousands):

Fair Value
Short-term investments:
Due within one year	$86,467
Due within two years	—
Due within three years	—
Due after three years	2,137

$88,604

As of February 28, 2009, Palm’s short-term investments balance reflects a net recognized loss of $3.4 million, which primarily consisted of a loss of $3.4 million on its investments in corporate debt securities. Palm recognized a net gain of $0.1 million on the sale of certain of its short-term investments during the three months ended February 28, 2009, which consisted of a gain of $0.6 million the sale of federal government obligation securities partially offset by a loss of $0.5 million on the sale of a corporate debt security. During the third quarter of fiscal year 2009, Palm re-evaluated its short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the SEC and concluded that the impairment of each of its investments in corporate debt securities was other-than-temporary.

Palm believes that it will be able to collect all principal and interest amounts due to Palm at maturity for its investments in federal government obligations given the credit quality of these investments and because they are due within one year. Because the decline in market value is primarily attributable to market conditions and not the nature and credit quality of the investments, and because Palm has the ability and intent to hold these investments until a recovery of par value, which may be maturity, Palm does not consider these investments to be other-than-temporarily impaired at February 28, 2009.

Palm holds a variety of interest bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of Palm’s holdings in ARS investments and auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Auctions for Palm’s investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the investments were investment grade quality and were in compliance with Palm’s investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of Palm’s ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of Palm’s investment in the original security and Palm continues to classify this instrument in its non-current auction rate securities balance. During the third quarter of fiscal year 2009, the issuer of another of Palm’s ARS investments exercised an option to replace the collateral underlying Palm’s original investment with the issuer’s own preferred stock. Palm’s investment in this security has retained comparable par value, interest rates, payment dates and auction cycles after the exchange. Palm currently classifies all of these investments as non-current auction rate securities in its condensed consolidated balance sheet because of Palm’s continuing inability to determine when these investments will settle. Palm has also modified its current investment strategy and increased its investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While Palm continues to earn interest on most of its investments at the maximum contractual rate, all of Palm’s investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of February 28, 2009, the par value of Palm’s investment in ARS was $74.7 million. The estimated fair value no longer approximates par value.

As of February 28, 2009, Palm used a discounted cash flow model to estimate the fair value of its investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the three and nine months ended February 28, 2009, using this assessment of fair value, Palm determined there was a further decline in the fair value of its ARS investments of $4.0 million and $20.6 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the nine months ended February 28, 2009, due to the continued declines in fair value of its investments in ARS, Palm concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million were recognized as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

Palm reviews its impairments in accordance with SFAS No. 115, and related guidance issued by the FASB and the SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity (deficit) and does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors considered by Palm to classify its impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Palm to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

8.	Inventories

Inventories consist of the following (in thousands):

	February 28, 2009	May 31, 2008
Finished goods	$11,012	$65,263
Work-in-process and raw materials	4,320	2,198

	$15,332	$67,461

9.	Business Combinations

During October 2007, Palm acquired substantially all of the assets of a corporation focused on developing solutions to enhance the performance of web applications. Palm acquired these assets in an all-cash transaction and agreed to the purchase price based on arm’s length negotiations. Palm expects this acquisition to accelerate the development of future products. The purchase price of $0.5 million was comprised of $0.5 million in cash and less than $0.1 million in direct transaction costs. This acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. Palm performed a valuation and determined that the respective fair value of the assets acquired, using a discounted cash flow approach, was de minimis. As a result, goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired, was $0.5 million and is expected to be fully deductible for tax purposes.

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile computing and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. Palm expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate were comprised of $19.0 million in cash and $0.2 million in direct transaction costs. These acquisitions were each accounted for as a purchase in accordance with SFAS No. 141. Palm performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. Palm acquired $14.6 million of intangible assets, consisting of $13.7 million in core technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of 79 months. Additionally, $3.7 million of the purchase prices represented in-process research and development that had not yet reached technological feasibility, had no future alternative use and was charged to operations at the time of acquisition. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase prices over the fair value of the net tangible and identifiable intangible assets acquired, was $0.9 million and is expected to be fully deductible for tax purposes.

The results of operations for these acquisitions have been included in Palm’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

10.	Goodwill

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2007	$167,596
Acquisition of a business (see Note 9)	495
Goodwill adjustments	(1,759)

Balances, May 31, 2008 and February 28, 2009	$166,332

Goodwill decreased during fiscal year 2008 due to adjustments relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities of $(1.8) million, partially offset by the acquisition of a corporation resulting in goodwill of $0.5 million during the year ended May 31, 2008. Palm will continue to adjust goodwill as required for changes in taxes associated with the Handspring acquisition.

11.	Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	February 28, 2009			May 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(5,251)	$23,449	$28,700	$(4,166)	$24,534
ACCESS Systems licenses	60	44,000	(25,700)	18,300	44,000	(18,900)	25,100
Acquisition related:
Core technology	83	13,670	(4,099)	9,571	13,670	(2,562)	11,108
Contracts and customer relationships	12	400	(400)	—	400	(400)	—
Non-compete covenants	36	520	(343)	177	520	(214)	306

		$87,290	$(35,793)	$51,497	$87,290	$(26,242)	$61,048

Amortization expense related to intangible assets was $2.6 million and $4.0 million for the three months ended February 28, 2009 and 2008, respectively, and $9.6 million and $13.1 million for the nine months ended February 28, 2009 and 2008, respectively. Amortization of the ACCESS Systems licenses and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining three months in fiscal year 2009	$2,583
2010	10,291
2011	9,965
2012	6,561
2013	3,361
2014	2,883
Thereafter	15,853

$51,497

In January 2008, Palm signed an agreement with Palm Entertainment, LLC to acquire additional rights for use of the Palm trademark in Palm’s operations. For these rights, Palm paid Palm Entertainment a total of $1.5 million in the third quarter of fiscal year 2008 and is amortizing the intangible asset over the remaining life of Palm’s existing brand intangible asset, or 17 years.

In December 2006, Palm signed an agreement with ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.), or ACCESS Systems, to license the source code for Palm OS Garnet, the version of the Palm OS used in several Palm smartphone models and all Palm handheld computers. Under the agreement, Palm has a royalty-free perpetual license to use as well as to innovate on the Palm OS Garnet code base. Palm will retain ownership rights in its innovations. The agreement also provides Palm flexibility to use Palm OS Garnet in whole or in part in any Palm product, and together with any other system technologies. In addition, Palm secured an expansion of its existing patent license from ACCESS Systems to cover all current and future Palm products, regardless of the underlying OS. For all of these rights, Palm paid ACCESS Systems a total of $44.0 million in the third quarter of fiscal year 2007 and is amortizing the intangible asset over five years.

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

The income tax provision for the three months ended February 28, 2009 represented (0.7)% of pre-tax loss, which includes foreign and state income taxes of $0.2 million and additional interest on unrecognized tax benefits of $0.4 million.

During the second quarter of fiscal year 2009, Palm recorded a tax provision of $407.4 million, net of tax benefits generated during the second quarter of fiscal year 2009, related to establishing a valuation allowance on its deferred tax assets in the United States to reduce them to their estimated net realizable value. SFAS No. 109, Accounting for Income Taxes, requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

Palm assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the second quarter of fiscal year 2009, Palm’s operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of Palm’s investment in non-current auction rate securities and a one-time gain on the sale of its land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence Palm considered at that time included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile phones market. Positive evidence considered by Palm in its assessment at that time included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in Palm’s history and estimates of future taxable income. However, there is uncertainty as to Palm’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

After considering both the positive and negative evidence for the second quarter of fiscal year 2009, Palm determined that it was no longer more-likely-than-not that it would realize the full value of its United States deferred tax assets. As a result, Palm established a valuation allowance against its deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009.

In accordance with FASB Financial Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, the total amount of unrecognized tax benefits as of February 28, 2009 was $51.7 million, of which $1.4 million was recorded during the nine months ended February 28, 2009, as a result of an evaluation of new facts, circumstances and information, including entering into a closing agreement with the Internal Revenue Service relating to Palm’s tax year ended May 31, 2004. Palm’s balance of unrecognized tax benefits as of February 28, 2009 included $29.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The recognition of the remaining unrecognized tax benefits of $22.3 million would affect goodwill, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. Additionally, $0.4 million and $0.6 million of additional interest was recognized for the three and nine months ended February 28, 2009, respectively.

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

The Term Loan matures in April 2014, and bears interest at Palm’s election at one-, two-, three-, or six-month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of February 28, 2009, the interest rate was based on one-month LIBOR plus 3.50%, or 3.98%. The principal is payable in quarterly installments of $1.0 million for the first five and a half years, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at one-, two-, three-, or six-month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, Palm is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of February 28, 2009, Palm has not used the Revolver.

Palm paid issuance costs of $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective yield method. For the three and nine months ended February 28, 2009, total debt issuance costs of $0.8 million and $2.4 million were amortized to interest expense, respectively. For the three and nine months ended February 28, 2008, total debt issuance costs of $0.8 million and $1.0 million were amortized to interest expense, respectively. The remaining balance of unamortized costs was $14.7 million as of February 28, 2009, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $11.6 million was included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. As of February 28, 2009, Palm was not required to make any mandatory prepayments on its Term Loan. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 103% in the first year, (ii) 102% in the second year, and (iii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

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

As of February 28, 2009, $395.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

14.	Redeemable Convertible Preferred Stock, Detachable Warrants and Series C Derivative

On October 24, 2007, Elevation invested $325.0 million in Palm in exchange for 325,000 shares of Palm’s Series B Preferred Stock. On January 9, 2009, Elevation invested an additional $100.0 million in Palm in exchange for 100,000 detachable units, or the Series C Units. Each Series C Unit consists of one share of Palm’s Series C Preferred Stock and a warrant exercisable for the purchase of 70 shares of Palm common stock, or Detachable Warrants.

Series B and Series C Redeemable Convertible Preferred Stock

The Series B Preferred Stock and Series C Preferred Stock are both classified as mezzanine equity due to redemption provisions which provide for mandatory redemption at the liquidation preference on October 24, 2014 of any outstanding shares. At issuance, the Series B Preferred Stock reflected a discount of $9.8 million related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. At issuance, the Series C Units reflected a discount of $1.6 million related to issuance costs, resulting in net cash proceeds of $98.4 million. Because Palm may elect to cause Elevation to sell a portion of these Series C Units to other investors (see Series C Derivative, below), Palm realized an additional benefit of $53.4 million, resulting in total consideration of $153.4 million received from the sale of the Series C Units. This total consideration was allocated to each of the Series C Unit components at issuance using their relative fair values, resulting in $131.4 million ascribed to the Series C Preferred Stock and $22.0 million ascribed to the Detachable Warrants. Approximately $51.9 million of the value of the Series C Preferred Stock was allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below, resulting in a carrying value of $77.9 million, net of issuance costs.

The holders of the Series B Preferred Stock and Series C Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock and Series C Preferred Stock are entitled to vote on all matters which the holders of Palm’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock and Series C Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock and Series C Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date, provided that the collective voting interest of a holder and its affiliates will be capped at 39.9%. In addition, subject to certain conditions, holders of the Series B Preferred Stock and Series C Preferred Stock, as a separate class, are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation and its permitted assigns, on an as-converted basis. These director designation rights will terminate when Elevation and its permitted assigns cease to own at least a number of shares of Series B Preferred Stock and Series C Preferred Stock that, if converted, would be convertible into a number of shares of common stock that is greater than or equal to 50% of the shares of common stock issuable upon conversion of 325,000 shares of Series B Preferred Stock. As of February 28, 2009, holders of the Series B Preferred Stock and Series C Preferred Stock voting together were entitled to designate three directors.

Dividends: Subject to certain exceptions for stock dividends and distributions of rights under Palm’s rights plan, the holders of Series B Preferred Stock and Series C Preferred Stock are entitled to receive, on an as-converted basis, the same type and amount of dividends or distributions to be made to holders of Palm’s common stock. In addition, if Palm fails to respect certain obligations under the certificate of designation for the Series B Preferred Stock and Series C Preferred Stock, then Palm will be required to pay an additional cash dividend on each share of Series B Preferred Stock and Series C Preferred Stock at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus 4%.

Liquidation: The Series B Preferred Stock and Series C Preferred Stock have aggregate liquidation preferences equal to the greater of $325.0 million and $100.0 million, respectively, plus any accrued and unpaid dividends or the amount that holders of the Series B Preferred Stock and Series C Preferred Stock would receive had such holders converted into common stock. If Palm engages in a transaction in which the shares of Palm’s common stock, when aggregated with Series B Preferred Stock and Series C Preferred Stock on an as-converted basis, no longer hold the majority of voting power of the surviving entity, or certain divestures of all or substantially all of Palm’s assets, business or securities, Palm will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock for total cash equal to 101% of the liquidation preference, or, under certain conditions, for publicly traded shares of the acquiring entity with a total value equal to 105% of the liquidation preference.

Conversion: Shares of Series B Preferred Stock and Series C Preferred Stock are convertible into shares of common stock at the option of the holder, provided that such conversion may not cause the collective voting interest of the holder and its affiliates to exceed the 39.9% limitation. The conversion price is entitled to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Series C Preferred Stock also contains a “down-round provision” which would cause the conversion price to decrease, limited to a floor of $2.5185 per share. The down-round provision expires on January 9, 2011. As of February 28, 2009, each share of Series B Preferred Stock is convertible into 117.65 shares of Palm’s common stock at the option of the holder, or a total of 38.2 million shares on an as-converted basis, reflecting a conversion price of $8.50 per share. As of February 28, 2009, each share of Series C Preferred Stock is convertible into 307.69 shares of Palm’s common stock at the option of the holder, or a total of 30.8 million shares on an as-converted basis, reflecting a conversion price of $3.25 per share. After the third anniversary of the issue date of the shares, or October 24, 2010 for Series B Preferred Stock and January 9, 2012 for Series C Preferred Stock, Palm may cause all of the Series B Preferred Stock and/or Series C Preferred Stock to be converted into Palm’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% or 300%, respectively, of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty-day period) is at least 180% or 300%, respectively, of the then applicable conversion price. No shares were converted during the three or nine months ended February 28, 2009.

Redemption: The Series B Preferred Stock and Series C Preferred Stock provide for the mandatory redemption of any outstanding shares on October 24, 2014, at the liquidation preference.

Other: The respective certificates of designations provide that the prior vote or written consent of the holders of Series B Preferred Stock and/or Series C Preferred Stock is required before Palm may engage in certain actions impacting the issued or authorized amounts or the rights, preferences, powers or privileges of the Series B Preferred Stock and/or Series C Preferred Stock, resulting in certain fundamental changes, and, under certain conditions, incurring debt which would cause the debt to EBITDA ratio to exceed 3.00 to 1.00.

Palm has agreed to provide the holders of Series B Preferred Stock and Series C Preferred Stock registration rights in certain circumstances.

Beneficial Conversion – Series B Preferred Stock: On October 24, 2007, just prior to the issuance of the Series B Preferred Stock, the closing price of Palm’s common stock, adjusted for the $9.00 per share distribution, was $10.18 per share, and the conversion price of the Series B Preferred Stock was $8.50 per share. Because the adjusted closing price of the common stock on October 24, 2007 was greater than the conversion price, $65.0 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series B Preferred Stock, computed as the difference between the adjusted closing price of Palm’s common stock on October 24, 2007 and the conversion price of $8.50 per share multiplied by the number of shares of common stock into which the Series B Preferred Stock was convertible, or 38.2 million shares, plus the $0.8 million issuance costs paid to Elevation. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B Preferred Stock. The difference between book value and net cash proceeds of the Series B Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over 84 months, which represents the length of time between the issuance date of October 24, 2007 and the mandatory redemption date of October 14, 2014.

Beneficial Conversion – Series C Preferred Stock: On January 9, 2009, just prior to the issuance of the Series C Preferred Stock, Palm determined the effective conversion price of the Series C Preferred Stock was $4.27 per share, calculated as the amount of proceeds allocated to the Series C Preferred Stock divided by the number of shares of Palm common stock into which the Series C Preferred Stock was convertible, or 30.8 million shares, based on the contractual conversion price of $3.25 per share. Because the closing price of the common stock on January 9, 2009, or $5.96, was greater than this effective conversion price, $51.9 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series C Preferred Stock, computed as the difference between the closing price on January 9, 2009 and the effective conversion price, or $4.27 per share, multiplied by the number of shares of common stock into which the Series C Preferred Stock was convertible. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series C Preferred Stock. The difference between book value and net cash proceeds of the Series C Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over 70 months, which represents the length of time between the issuance date of January 9, 2009 and the mandatory redemption date of October 14, 2014.

No dividends were declared or were in arrears on the Series B Preferred Stock or Series C Preferred Stock as of February 28, 2009. However, the accretion of the discounts on the Series B Preferred Stock and Series C Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share. During the three and nine months ended February 28, 2009, the accretion of the Series B Preferred Stock was $2.4 million and $7.3 million, respectively. During the three and nine months ended February 28, 2008, the accretion of the Series B Preferred Stock was $2.4 million and $3.1 million, respectively. During both the three and nine months ended February 28, 2009, the accretion of the Series C Preferred Stock was $0.6 million.

A summary of activity related to issuance and accretion of the Series B Preferred Stock and Series C Preferred Stock is as follows (in thousands):

	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock
Balances, May 31, 2007	$—	$—
Gross cash proceeds from issuance of series B redeemable convertible preferred stock	325,000	—
Amount allocated to beneficial conversion feature	(65,035)	—
Issuance costs	(9,784)	—

Net proceeds at issuance of series B redeemable convertible preferred stock	250,181	—
Additional issuance costs	(26)	—
Accretion of series B redeemable convertible preferred stock	5,516	—

Balances, May 31, 2008	255,671	—
Gross cash proceeds from issuance of series C units	—	100,000
Amount allocated to series C derivative	—	53,410
Amount allocated to detachable warrants	—	(21,966)
Amount allocated to beneficial conversion feature	—	(51,941)
Issuance costs	—	(1,598)

Net proceeds at issuance of series C redeemable convertible preferred stock	—	77,905
Accretion of series B and series C redeemable convertible preferred stock	7,272	557

Balances, February 28, 2009	$262,943	$78,462

Detachable Warrants

As of February 28, 2009, the Detachable Warrants, which allow the holders to purchase 7.0 million shares of Palm’s common stock at an exercise price of $3.25 per share, were still outstanding and exercisable. The Detachable Warrants expire on October 24, 2014. The exercise price is entitled to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Detachable Warrants also contain a “down-round provision” which would cause the exercise price to decrease, limited to a floor of $2.49 per share. Further, holders of the Detachable Warrants are prohibited from exercising the warrants if, after exercise, holders of the Series B Preferred Stock and Series C Preferred Stock control more than 39.9% of the collective voting interests of Palm common stock, on an as-converted basis. In accordance with the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants are classified within equity as they may be settled in cash or shares at Palm’s election. At issuance, Palm estimated the fair value of the warrants using a Black-Scholes option valuation model with the following assumptions: contractual term of 5.8 years, an average risk-free interest rate of 1.7%, a dividend yield of 0%, and volatility of 71%, resulting in a per-common-share valuation of $4.38. At issuance, on a relative fair value basis, $22.0 million of the proceeds was allocated to the warrants, and included in stockholders’ deficit in the condensed consolidated balance sheet.

Series C Derivative

One of the provisions of the sale of the Series C Units is that Palm may elect, until March 31, 2009, to cause Elevation to sell up to 49,000 Series C Units, or 49% of Elevation’s initial $100.0 million investment, to other investors on the same or better terms than on which Elevation acquired the Series C Units, with Palm receiving any net gains realized upon such a sale, or the Transfer Right. Based on the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Palm has determined that this Transfer Right represents a derivative, or the Series C Derivative, because it permits net settlement by providing Palm with the net gains realized upon the sale of the Series C Units. On January 9, 2009, the closing date of the transaction, using the closing price for Palm’s common stock of $5.96 per share on that date, Palm estimated the fair value of the Series C Derivative using a Black-Scholes option valuation model with the following assumptions: contractual term of 0.2 years, an average risk-free interest rate of 0.1%, a dividend yield of 0%, and volatility of 120%, resulting in a per-common-share valuation of $2.89, or a total value of $53.4 million. The Series C Derivative is subject to remeasurement at the close of each reporting period until its expiration on March 31, 2009 and is recorded as an asset in Palm’s condensed consolidated balance sheet. See Note 22 to the condensed consolidated financial statements.

15.	Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, Palm agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. In August 2008, the agreement was again amended to include an additional minimum purchase commitment of $0.2 million. Upon the expiration of this agreement at the end of November 2008, Palm no longer has any related contractual obligations. In December 2008, Palm entered into a new purchase agreement with Microsoft, which expires at the end of November 2010 and does not specify a minimum purchase commitment obligation. As of February 28, 2009 and May 31, 2008, Palm had a remaining amount due under the original agreement of $0 and $15.1 million, respectively.

In May 2005, Palm acquired PalmSource’s 55% share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in installments through November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years using the effective yield method. The remaining amount due to PalmSource under this agreement was $0 and $7.5 million as of February 28, 2009 and May 31, 2008, respectively.

During fiscal year 2008, Palm entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support its general infrastructure and one year of maintenance for a total of $3.7 million. Under the terms of the agreement, Palm agreed to make quarterly payments from September 2008 through December 2009. The net present value of these payments, $3.5 million, is being amortized using the effective yield method. As of February 28, 2009, Palm had made payments totaling $1.2 million under the agreement. The remaining amount due under the agreement was $2.5 million as of February 28, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $3.7 million.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million. Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. The net present value of these payments, $2.9 million, is being amortized using the effective yield method. As of February 28, 2009, Palm had made payments totaling $2.7 million under the agreement. The remaining amount due under the agreement was $0.5 million as of February 28, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $1.4 million.

During February and October 2007, Palm acquired the assets of several businesses. Under the purchase agreements, Palm agreed to pay employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of February 28, 2009, Palm had made payments totaling $3.3 million under the purchase agreements. The remaining liability under these agreements was $0.5 million and $6.1 million as of February 28, 2009 and May 31, 2008, respectively.

In October 2007, Palm declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to Palm stockholders of $949.7 million. At that time, $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. The distribution liability is being paid in cash as the related shares of restricted stock vest, ending in the fourth quarter of fiscal year 2010. As of February 28, 2009 and May 31, 2008, the remaining amount due to holders of unvested restricted stock, adjusted for cancellations, was $0.5 million and $0.7 million, respectively, of which $0.3 million and $0.4 million, respectively, was classified in other accrued liabilities in the condensed consolidated balance sheet and $0.2 million and $0.3 million, respectively, was classified within other non-current liabilities.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensers. As of February 28, 2009 and May 31, 2008, Palm had estimated royalty obligations of $37.5 million and $34.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2009 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2009 and May 31, 2008, Palm’s cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were $103.9 million and $234.1 million, respectively.

In accordance with Palm’s policy, Palm also accrues for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of February 28, 2009 and May 31, 2008, Palm had recorded $19.7 million and $5.4 million, respectively, in other accrued liabilities related to these commitments.

As of February 28, 2009 and May 31, 2008, Palm had $9.8 million and $8.6 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to Palm’s policy, these foreign exchange forward contracts have maturities of 35 days or less. Palm did not have any foreign exchange forward contracts outstanding as of February 28, 2009. As of May 31, 2008, Palm’s outstanding notional contract value, which approximates fair value, was $7.0 million which settled within 28 days. Palm does not enter into derivatives for speculative or trading purposes. See Note 21 to the condensed consolidated financial statements for further discussion of Palm’s derivative and hedging activity.

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

Changes in the product warranty accrual are (in thousands):

	Nine Months Ended February 28,
	2009	2008
Balance, beginning of period	$40,185	$41,087
Payments made	(46,922)	(86,556)
Change in liability for product sold during the period	47,371	71,593
Change in liability for pre-existing warranties	1,096	6,970

Balance, end of period	$41,730	$33,094

16.	Restructuring Charges

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

The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of $10.9 million related to workforce reductions across all geographic regions, including $1.2 million related to stock-based compensation as a result of the acceleration of certain awards and $9.7 million for other severance, benefits and related costs due to the reduction of 190 regular employees across all geographic regions, and $2.5 million related to discontinued project and other costs. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations. Additional restructuring charges related to these actions will be recorded during the fourth quarter of fiscal year 2009. These charges are comprised of additional costs related to workforce reductions, including benefits and related costs for employees whose continuing service is in excess of 60 days, and lease commitments for property and equipment disposed of or removed from service.

The third quarter of fiscal year 2008 restructuring actions included charges of $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of 130 regular employees, and $7.0 million related to facilities and property and equipment. The facilities and property and equipment charge in fiscal year 2008 includes $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of Palm’s retail stores and $2.5 million for lease commitments for facilities no longer in service. During the first quarter of fiscal year 2009, additional restructuring charges of $0.3 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by adjustments of $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations.

The second quarter of fiscal year 2008 restructuring actions included project cancellation costs relating to the Foleo mobile companion product and discontinued development projects of $5.9 million. Adjustments of $0.1 million were recorded during the first half of fiscal year 2009 as a result of recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of Palm’s decision to focus its efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

The first quarter of fiscal year 2008 restructuring actions included charges of $9.4 million related to workforce reductions, including $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and $8.3 million for other severance, benefits and related costs, and $0.7 million relating to lease commitments for property and equipment disposed of or removed from service. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected 120 regular employees primarily in the United States and were complete as of May 31, 2008. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations. As of February 28, 2009, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $0.5 million.

The fourth quarter of fiscal year 2001 restructuring action consists of facilities costs related to lease commitments for space no longer intended for use. During the year ended May 31, 2008, adjustments of $0.2 million were recorded as a result of more current information regarding future estimated sublease income. As of February 28, 2009, the balance consists of lease commitments, payable over three years, offset by estimated sublease proceeds of $8.5 million.

The restructuring actions recorded in connection with the Handspring acquisition included $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess. During the year ended May 31, 2008, adjustments of $0.1 million were recorded and all actions were completed.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2009 Action		Q3 2008 Action		Q2 2008 Action	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Discontinued Project and Other Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2007	$—	$—	$—	$—	$—	$—	$—	$5,092	$314	$5,406
Restructuring charges (adjustments)	—	—	7,723	6,958	5,928	9,400	684	(237)	(103)	30,353
Cash payments	—	—	(7,037)	(2,019)	(3,911)	(8,309)	(111)	(917)	(211)	(22,515)
Write-offs	—	—	—	(3,679)	(313)	(1,091)	(103)	—	—	(5,186)

Balance, May 31, 2008	—	—	686	1,260	1,704	—	470	3,938	—	8,058
Restructuring charges (adjustments)	10,887	2,491	347	(140)	(70)	—	—	—	—	13,515
Cash payments	(8,021)	—	(830)	(1,090)	(874)	—	(100)	(503)	—	(11,418)
Write-offs	(1,189)	(1,489)	—	—	—	—	(88)	—	—	(2,766)

Balance, February 28, 2009	$1,677	$1,002	$203	$30	$760	$—	$282	$3,435	$—	$7,389

17.	Casualty Loss

During the third quarter of fiscal year 2009, certain of Palm’s smartphone products, with a recorded inventory value of $5.0 million, were stolen from one of Palm’s third-party-operated warehouses. As a result, Palm recorded a casualty loss for this amount in its results of operations for the three and nine months ended February 28, 2009. The loss is expected to be covered under Palm’s insurance policy.

18.	Patent acquisition cost (refund)

During the first quarter of fiscal year 2008, Palm paid $5.0 million to acquire patents and patent applications. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of Palm’s business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which Palm currently pays or expects to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition. During the first quarter of fiscal year 2009, Palm received a refund of $1.5 million as a result of a re-negotiation of the purchase price. This amount was recognized as a benefit to Palm’s operating results at the time of receipt.

19.	Gain on Sale of Land

In August 2005, Palm entered into an agreement with a real-estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Palm reclassified the land as held for sale at that time. During the first quarter of fiscal year 2008 Palm received proceeds from the sale of land of $64.5 million and recognized a gain on the sale, net of closing costs, of $4.4 million.

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

21.	Derivative and Hedging Activities

Effective December 1, 2008, Palm adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities. As of February 28, 2009, Palm had a Series C Derivative of $74.0 million and had no outstanding foreign exchange forward contracts. As of May 31, 2008, Palm had outstanding foreign exchange forward contracts with a notional value of $7.0 million.

Series C Derivative: As discussed in Note 14 to the condensed consolidated financial statements, the Series C Units sale contained a derivative in the form of the Transfer Right, which is intended to ensure that Palm stockholders would benefit if the closing price of Palm common stock were to increase in the near-term after Elevation’s investment in January 2009. Palm is not using the Series C Derivative for risk management purposes.

In accordance with SFAS No. 133, Palm remeasures its Series C Derivative at the close of each reporting period. As of February 28, 2009, Palm had not yet exercised its rights under the Transfer Right. Using the closing price for Palm’s common stock of $7.24 on that date resulted in an estimated fair value of the Series C Derivative of $74.0 million using the following assumptions: contractual term of 0.1 years, an average risk-free interest rate of 0.2%, a dividend yield of 0%, and volatility of 120%, resulting in a per-common share valuation of $4.00, which represents an increase during the quarter in the per-common share valuation of $1.11. As a result of this increase in the estimated fair value of the Series C Derivative, Palm recognized a gain of $20.6 million in its condensed consolidated statements of operations for the three and nine months ended February 28, 2009.

Palm did not have any liability derivatives as of February 28, 2009. A summary of fair value of Palm’s asset derivative as of February 28, 2009 is as follows (in thousands):

	Fair Value of Asset Derivative as of February 28, 2009
	Balance Sheet Location	Fair Value
Derivative not designated as hedging instrument under SFAS No. 133:
Series C derivative	Series C derivative	$73,983

A summary of the effect of Palm’s asset derivative on the condensed consolidated statements of operations for the three and nine months ended February 28, 2009 is as follows (in thousands):

		Amount of Gain Recognized
Derivative Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain Recognized in Results of Operations	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009
Series C derivative	Gain on series C derivative	$20,573	$20,573

Foreign Exchange Forward Contracts: Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. Palm recorded a net gain (loss) of $0.6 million and $2.0 million for the three and nine months ended February 28, 2009, respectively, and $(0.6) million and $(0.3) million for the three and nine months ended February 28, 2008, respectively, from the revaluation of foreign denominated assets and liabilities, which is included in operating loss in the condensed consolidated statements of operations. Included in these amounts are Palm’s recognized net gains (losses) on its foreign exchange forward contracts of $0.4 million and $2.9 million for the three and nine months ended February 28, 2009, respectively, and $(0.8) million and $(2.1) million for the three and nine months ended February 28, 2008, respectively. Because of the short duration of these contracts in accordance with Palm’s policy, there is no impact to other comprehensive income (loss) for the current or prior-year periods.

22.	Subsequent Event

On March 9, 2009, Palm issued an additional 26.6 million shares of common stock at a public offering price per share of $6.00, including 15.1 million shares as a result of the conversion of 49,000 shares of Series C Preferred Stock pursuant to the exercise of its Transfer Right. The related 49% of the Detachable Warrants to purchase 3.4 million shares of Palm common stock were canceled. At the public offering price per share of $6.00, Palm received cash proceeds of $103.6 million, net of the $49.0 million investment returned to Elevation and $7.0 million in underwriting discounts, commissions and estimated offering expenses to be paid by Palm. After the transaction, the amount of the carrying value of Series C Preferred Stock decreased by $38.4 million, or 49% of its allocated fair value immediately prior to conversion, which represents the percentage of shares of Series C Preferred Stock that were converted. Additional paid-in capital increased by $38.4 million related to the conversion of the Series C Preferred Stock and $58.3 million related to the issuance of 11.5 million additional shares at $6.00 per share partially offset by issuance costs of $7.0 million. Palm will record a loss on its Series C Derivative for the fourth quarter of fiscal year 2009, which represents the difference between the fair market value of the Series C Derivative at the end of the third quarter of fiscal year 2009 and the fair market value of the Series C Derivative realized at the time of the transaction. Additionally, Palm will recognize $10.6 million as accretion against net loss applicable to common shareholders during the fourth quarter of fiscal year 2009, which represents 49% of the amount previously recorded as a discount to the Series C Preferred Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods have been presented as ending on February 28 and May 31, as applicable.

This quarterly report contains forward-looking statements within the meaning of the federal securities laws, including, without limitation, statements concerning Palm’s expectations, beliefs and/or intentions regarding the following: mobile products and the mobile product market; our leadership position in mobile products; our revenues, cost of revenues, gross margins, operating income (loss), operating expenses, operating results and profitability; loss related to the Series C Derivative; accretion against net loss applicable to common shareholders; our corporate strategy; growth in the smartphone market; capitalizing on industry trends and dynamics; economic trends, market conditions and their effects on our business and on consumer and business purchasing patterns; our platform strategy; international, political and economic risk; our development and introduction of new products and services; the effect of acquisitions on the development of products; acceptance of our smartphone products; our ability to meet certification requirements; market demand for voice/data converged products and for our products; our ability to differentiate our products, deliver a range of product choices around open platforms and develop products to serve a broad range of customers and attract new customers; our ability to lead on design, ease-of-use and functionality; pricing and average selling prices for our products; the development and timing of launch of our new Palm Pre smartphone and our new Palm webOS platform and related software, and the introduction of other products based on the new Palm webOS platform; our plan to periodically provide new software free of charge, the accounting treatment for recognition of revenues and cost of revenues and the impact of that accounting treatment on cash flow; competition and our competitive advantages; our ability to build our brand and consumers’ awareness of our products; the resources that we and our competitors devote to development, promotion and sale of products; our expectations regarding our new and existing product lines; our product mix; our ability to broaden and expand our wireless carrier relationships; revenue and credit concentration with our largest customers; collectability of customer accounts; customer relationships; our ability to cause application providers to provide applications for our products; our ability to obtain components and elements of our technology from suppliers free from errors and defects; royalty obligations; inventory, channel inventory levels and inventory valuation; the possibility of defects in products and technologies we develop; price protection, rebates and returns; repair costs; product warranty accrual and liability; our effective tax rate and income tax expense (benefit); forecasted product and manufacturing requirements; seasonality in sales of our products; the adequacy of our properties, facilities and operating leases and our ability to secure additional space; our tax strategy; the deductibility of goodwill; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements; our liquidity, cash flow, cash position and ability to obtain additional funding; the use of any net proceeds from the sale of securities under our universal shelf registration statement; collectability, impairment charges and recovery in market value in connection with our investments in auction rate securities; the liquidity of, holding periods for and our ability and intent to hold our auction rate securities; the completion of restructuring actions and restructuring charges; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; declines in the handheld market and in our handheld business; our use of options, restricted stock and restricted stock units; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a stockholders’ agreement and the potential effects of a stockholder rights plan; our relationship with Elevation Partners, L.P.; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; potential unavailability of future borrowing, including under our existing credit facility; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. Actual results and events could differ materially from those contemplated by these forward-looking statements due to various risks and uncertainties, including those discussed in the “Risk Factors” section and elsewhere in this quarterly report. Palm undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a provider of mobile products that enhance the lifestyles of individual users and business customers worldwide. We create thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share the information that matters to them most and manage their daily lives on the go. We offer Treo and Centro smartphones, handheld computers and accessories through wireless carriers and retail and business channels worldwide, as well as at Palm’s online store. In January 2009, we announced our new operating system, or OS, the Palm webOS mobile platform, and our Palm Pre smartphone, the first phone to be based on the Palm webOS platform. The Palm Pre is scheduled to be available in the United States during the first half of calendar year 2009.

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

Revenue—Management reviews many elements to understand our revenue stream. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenues are impacted by unit shipments, variations in average selling prices and, once the Palm Pre ships, the estimated economic life. Unit shipments are determined by supply availability, timing of wireless carrier certification, end user and channel demand, and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for rebates, price protection, product returns, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation, impairment of non-current auction rate securities, series C derivative, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile products under the terms of the customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. For one of our web sales distributors, we recognize revenue based on a sell-through method utilizing information provided by the distributor. Sales to resellers are subject to agreements allowing for limited rights of return and price protection. Accordingly, revenue is reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based upon historical rates of returns and other related factors. The reserves for rebates and price protection are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of customers that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $58.0 million as of February 28, 2009 which were included in other accrued liabilities. Actual claims for returns, price protection and rebates may vary over time and could differ from our estimates.

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

We anticipate launching our Palm Pre with Palm webOS in the first half of calendar year 2009. We expect to periodically provide unspecified services and software free of charge to customers of Palm webOS products. Therefore, as required by generally accepted accounting principles, we will recognize Palm webOS product revenue on a subscription basis in accordance with SOP No. 97-2. Under the subscription accounting method, we will recognize revenues and related standard costs of revenues for our Palm webOS products on a straight-line basis over their currently estimated economic life. If the actual economic lives of our Palm webOS products are different than these estimates, we will revise the economic lives we are using to recognize revenues and related standard costs of revenues, which may result in a lack of comparability between products and/or periods. Certain administrative and other related period costs of revenues will be expensed as incurred. If we offer specified upgrade rights to our customers in connection with Palm webOS products for future delivery, we will defer applicable revenue until the future obligation is fulfilled, the right to the specified upgrade expires or VSOE is established.

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

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensers. As of February 28, 2009, we had estimated royalty obligations of $37.5 million which were reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of February 28, 2009 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security and generally includes money market funds and United States Treasury securities with quoted prices in active markets. The fair value of our Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally includes United States government agency debt securities, corporate notes/bonds and our derivative related to the series C units (see Note 14 to the condensed consolidated financial statements for further information). Each unit, or the Series C Unit, consists of one share of our series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of our common stock, or the Detachable Warrants. We did not have observable inputs for the valuation of our non-current auction rate securities, or ARS. As of February 28, 2009, the total amount of assets classified as Level 3 was $9.3 million, which represented 4% of the total amount of assets measured at fair value on a recurring basis, or $230.6 million. As of February 28, 2009, we did not have any liabilities that were measured at fair value on a recurring basis. Discussion of how we determined the fair value of our investments in non-current ARS may be found below.

In accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115¸ which we adopted as of June 1, 2008, we evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the three or nine months ended February 28, 2009. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time we first recognize an eligible item or enter into an eligible firm commitment, we may decide to exercise the option on new items when business reasons support doing so in the future.

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

Non-Current Auction Rate Securities

We hold a variety of interest bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on most of our investments at the maximum contractual rate, all of our investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of February 28, 2009, the par value of Palm’s investment in ARS was $74.7 million. The estimated fair value no longer approximates par value.

As of February 28, 2009, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Our most significant assumptions made in the present value calculations were the estimated weighted average lives for the collateral underlying each individual ARS and the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security, which considered both the credit quality for each individual ARS and the market liquidity for these investments. For the three and nine months ended February 28, 2009, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of $4.0 million and $20.6 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the nine months ended February 28, 2009, due to the continued declines in fair value of our investments in ARS, we concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million were recognized as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss. The primary cause of the decline in fair value of our non-current ARS was an increase in the estimated required rates of return (which considered both the credit quality and the market liquidity for these investments) used to discount the estimated future cash flows over the estimated life of each security.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and the Securities and Exchange Commission, or SEC, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity (deficit) and does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors we considered to classify our impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Series C Derivative

In January 2009, Elevation Partners, or Elevation, invested $100.0 million in Palm in exchange for 100,000 Series C Units. One of the provisions of this transaction is that we may elect, until March 31, 2009, to cause Elevation to sell up to 49,000 Series C Units, or 49% of Elevation’s initial $100.0 million investment, to other investors on the same or better terms than on which Elevation acquired the Series C Units, with Palm receiving any net gains realized upon such a sale, or the Transfer Right. Based on the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we have determined that this Transfer Right represents a derivative, or the Series C Derivative, because it permits net settlement by providing us with the net gains realized upon the sale of the Series C Units. The Series C Derivative was recorded as an asset in our condensed consolidated balance sheet at fair value, with a corresponding increase to the value of our Series C Preferred Stock.

In accordance with SFAS No. 133, we remeasure our Series C Derivative at the close of each reporting period. To estimate the value of our Series C Derivative, we rely on the Black-Scholes option valuation model, as described above, to calculate a per-common-share fair value at the close of each reporting period. This fair value is multiplied by the number of shares of our common stock, on an as-converted and an as-exercised basis, which are affected by the Transfer Right, or 18.5 million shares, as of February 28, 2009, resulting in an estimated fair value of $74.0 million on that date. The assumptions used in the Black-Scholes option valuation model for valuing our Series C Derivative are consistent with those used for the options granted during the period. Because the determination of fair value on the date of measurement using an option valuation model is affected by our stock price as well as assumptions regarding a number of complex variables, the estimated fair value of this Series C Derivative may fluctuate.

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

The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. During the second quarter of fiscal year 2009, our operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of our investment in non-current auction rate securities and a one-time gain on the sale of our land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered at that time included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile phones market. Positive evidence that we considered in our assessment at that time included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States. After considering both the positive and negative evidence for second quarter of fiscal year 2009, we determined that it was no longer more-likely-than-not that we would realize the full value of our United States deferred tax assets. As a result, we established a valuation allowance against our deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009.

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

Our key critical accounting policies are periodically reviewed with the Audit Committee of the Board of Directors.

Results of Operations

Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Revenues	$90,624	$312,144	$(221,520)	$649,099	$1,022,536	$(373,437)

We derive our revenues from sales of our smartphones, handheld computers, add-ons and accessories. Revenues for the three months ended February 28, 2009 decreased 71% from the three months ended February 28, 2008. Smartphone revenue was $77.5 million for the three months ended February 28, 2009 and decreased 72% from $275.4 million for the three months ended February 28, 2008. Handheld revenue was $13.1 million for the three months ended February 28, 2009 and decreased 64% from $36.7 million for the three months ended February 28, 2008. During the three months ended February 28, 2009, net device units shipped were 370,000 units at an average selling price of $240 per unit. During the three months ended February 28, 2008, net device units shipped were 1,024,000 units at an average selling price of $299 per unit. Of this 71% decrease in revenues, the lower unit shipments and decreased accessories sales resulted in a decrease of 52 percentage points and the decrease in average selling prices resulted in a decrease of 19 percentage points. The decrease in unit shipments is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing legacy smartphone products, a challenging economic environment and a decline in traditional handheld unit shipments as a result of a market-wide decline in consumer demand for handheld products. The decrease in our average selling price is primarily the result of our efforts to drive sales of our legacy products through pricing actions and a reduction in the volume of certain of our Treo smartphone products, which carry higher average selling prices. We expect our handheld business to continue to decline through fiscal year 2009 and future years as a result of demand shifting to voice/data converged products and the maturity of our handheld products.

International revenues were 15% of worldwide revenues for the three months ended February 28, 2009, compared with 18% for the three months ended February 28, 2008.

Of the 71% decrease in worldwide revenues for the three months ended February 28, 2009 as compared to the three months ended February 28, 2008, 57 percentage points resulted from a decrease in United States revenues and 14 percentage points resulted from a decrease in international revenues. Average selling prices for our units decreased by 23% in the United States and 2% internationally during the three months ended February 28, 2009 as compared to the three months ended February 28, 2008. The decrease in average selling prices in the United States and internationally is primarily the result of our efforts to drive sales of our legacy products through pricing actions. Net device units shipped in the three months ended February 28, 2009 decreased 76% internationally and 61% in the United States compared to the year ago period. The decrease in net units sold internationally and in the United States is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing legacy smartphone products, a challenging economic environment and a decline in traditional handheld units as a result of the declining handheld market.

Revenues for the nine months ended February 28, 2009 decreased 37% from the nine months ended February 28, 2008. Smartphone revenue was $582.3 million for the nine months ended February 28, 2009 and decreased 32% from $860.0 million for the nine months ended February 28, 2008. Handheld revenue was $66.8 million for the nine months ended February 28, 2009 and decreased 59% from $162.5 million for the nine months ended February 28, 2008. During the nine months ended February 28, 2009, net device units shipped were 2,370,000 units at an average selling price of $271 per unit. During the nine months ended February 28, 2008, net device units shipped were 3,181,000 units at an average selling price of $314 per unit. Of this 37% decrease in revenues, the lower unit shipments and decreased accessories sales resulted in a decrease of 23 percentage points and the decrease in average selling prices resulted in a decrease of 14 percentage points. The decrease in unit shipments is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing legacy smartphone products, a challenging economic environment and a decline in traditional handheld unit shipments as a result of the declining handheld market. The decrease in our average selling price is primarily the result of our efforts to drive sales of our legacy products through pricing actions and a reduction in the volume of certain of our Treo smartphone products, which carry higher average selling prices.

International revenues were 15% of worldwide revenues for the nine months ended February 28, 2009, compared with 22% for the nine months ended February 28, 2008.

Of the 37% decrease in worldwide revenues for the nine months ended February 28, 2009 as compared to the nine months ended February 28, 2008, 24 percentage points resulted from a decrease in United States revenues and 13 percentage points resulted from a decrease in international revenues. Average selling prices for our units decreased by 16% in the United States and 4% internationally during the nine months ended February 28, 2009 as compared to the nine months ended February 28, 2008. The decrease in average selling price in the United States and internationally is primarily the result of our efforts to drive sales of our legacy products through pricing actions. Net device units shipped in the nine months ended February 28, 2009 decreased 54% internationally and 16% in the United States from the year-ago period. The decrease in net device units shipped internationally and in the United States is primarily due to a decline in traditional handheld unit sales coupled with a decrease in smartphone unit sales as a result of reduced demand for maturing smartphone products and a challenging economic environment.

We anticipate launching our Palm Pre with Palm webOS in the first half of calendar year 2009. We expect to periodically provide unspecified services and software free of charge to customers of Palm webOS products. Therefore, as required by generally accepted accounting principles, we will recognize Palm webOS product revenues and related standard costs of revenues on a subscription basis based on its estimated economic life. Certain administrative and other related period costs of revenues will be expensed as incurred. As a result of this, we expect that changes in our reported revenues will not correlate with changes in actual unit shipment levels and average selling prices. As a result, reported future quarterly revenues will be difficult to compare to historical quarterly revenues which do not include the impact of subscription accounting.

Cost of Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Cost of revenues	$86,414	$218,994	$(132,580)	$509,407	$695,197	$(185,790)
Percentage of revenues	95.4%	70.2%		78.5%	68.0%

Cost of revenues principally consists of material and transformation costs to manufacture our products, OS costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory and manufacturing overhead which includes manufacturing personnel related costs, depreciation and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 25.2 percentage points to 95.4% for the three months ended February 28, 2009 from 70.2% for the three months ended February 28, 2008. Of the increase in cost of revenues as a percentage of revenues, 16.8 percentage points was primarily due to the decrease in the average selling price of our products due to our efforts to drive sales of legacy products through pricing actions. Approximately 7.2 percentage points resulted from costs for purchase commitments with third-party manufacturers and for excess and obsolete inventories which are no longer salable above cost or at all due to the current decline in demand and increased scrap and rework costs. As a percentage of revenues, we experienced an increase in manufacturing overhead of 3.5 percentage points, technical service costs of 3.0 percentage points and freight costs of 0.3 percentage points primarily due to the decrease in our revenues. These increased costs as a percentage of revenues were partially offset by a decrease in warranty costs of 7.0 percentage points for the three months ended February 28, 2009 primarily due to lower than anticipated repair volume and lower repair costs per unit resulting from cost reduction efforts.

Cost of revenues as a percentage of revenues increased by 10.5 percentage points to 78.5% for the nine months ended February 28, 2009 from 68.0% for the nine months ended February 28, 2008. Of the increase in cost of revenues as a percentage of revenues, 5.4 percentage points was primarily due to the decrease in the average selling price of our products due to our efforts to drive sales of legacy products through pricing actions. Approximately 3.5 percentage points resulted from costs for purchase commitments with third-party manufacturers and for excess and obsolete inventories which are no longer salable above cost or at all due to the current decline in demand. As a percentage of revenues, we experienced an increase in manufacturing overhead of 0.8 percentage points and freight costs of 0.4 percentage points primarily due to the decrease in our revenues.

We anticipate launching our Palm Pre with Palm webOS in the first half of calendar year 2009. We expect to periodically provide unspecified services and software free of charge to customers of Palm webOS products. Therefore, as required by generally accepted accounting principles, we will recognize Palm webOS product revenues and related standard costs of revenues on a subscription basis based on its estimated economic life. Certain administrative and other related period costs of revenues will be expensed as incurred. As a result of this, we expect that changes in our reported cost of revenues will not correlate with changes in actual unit shipment levels. As a result, reported future quarterly cost of revenues will be difficult to compare to historical quarterly cost of revenues which do not include the impact of subscription accounting.

Sales and Marketing

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Sales and marketing	$38,059	$53,909	$(15,850)	$140,748	$175,570	$(34,822)
Percentage of revenues	42.0%	17.3%		21.7%	17.2%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended February 28, 2009 decreased 29% from the three months ended February 28, 2008. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. We experienced a decrease in our marketing development expenses with our carrier customers of $6.2 million as a result of lower smartphone revenue compared to the same period last year. Employee-related and travel expenses decreased $5.1 million resulting from a decrease in our average headcount of 80 employees during the three months ended February 28, 2009 as compared to the year ago period. In addition, allocated information technology and facilities costs also decreased by $2.2 million as a result of fewer software system implementations and associated depreciation. Advertising and product promotional programs decreased by $0.9 million as a result of fewer promotional units utilized to support our product launches partially offset by an increase in expense for public relations events as a result of the announcement of Palm webOS and Palm Pre. As a result of the closure of our retail stores during the third quarter of fiscal year 2008, we realized decreased operating costs of $0.7 million during the three months ended February 28, 2009 as compared to the year ago period. We experienced a decrease of $0.5 million in stock-based compensation as a result of lower weighted average balance of outstanding stock-based awards as a result of the decrease in our average headcount.

Sales and marketing expenses for the nine months ended February 28, 2009 decreased 20% from the nine months ended February 28, 2008. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. Employee-related and travel expenses decreased $13.8 million resulting from a decrease in our average headcount of 80 employees during the nine months ended February 28, 2009 as compared to the year ago period. We experienced a decrease in our marketing development expenses with our carrier customers of $8.6 million as a result of lower smartphone revenue compared to the same period last year. As a result of the closure of our retail stores during the third quarter of fiscal year 2008, we realized decreased operating costs of $4.9 million for the nine months ended February 28, 2009 as compared to the year ago period. Allocated information technology and facilities costs decreased by $4.2 million as a result of fewer software system implementations and associated depreciation. Advertising and product promotional programs decreased by $0.7 million primarily as a result of fewer promotional units utilized to support our product launches partially offset by an increase in expense for public relations events as a result of the announcement of Palm webOS and Palm Pre. We experienced a decrease of $2.4 million in stock-based compensation as a result of charges taken in the year-ago period for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation during October 2007 coupled with a lower weighted average balance of outstanding stock-based awards as a result of the decrease in our average headcount.

Research and Development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Research and development	$42,786	$48,553	$(5,767)	$139,317	$154,739	$(15,422)
Percentage of revenues	47.2%	15.6%		21.5%	15.1%

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended February 28, 2009 decreased 12% from the three months ended February 28, 2008. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting and project material costs decreased $4.0 million over the same period last year due to a more focused engineering roadmap during the three months ended February 28, 2009. Additionally, employee-related and temporary staffing expenses decreased $1.4 million resulting from a decrease in our average headcount during the three months ended February 28, 2009 as compared to the year ago period.

Research and development expenses for the nine months ended February 28, 2009 decreased 10% from the nine months ended February 28, 2008. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting and project material costs decreased $19.4 million over the same period last year due to a more focused engineering roadmap during the nine months ended February 28, 2009 primarily driven by our effort to focus, beginning in the second quarter of fiscal year 2008, on developing a single Palm-based software platform. This decrease was partially offset by an increase in employee-related and temporary staffing expenses of $4.0 million primarily due to the recruiting and relocation of engineering personnel and their related employment costs coupled with higher average salary and variable compensation costs partially offset by a decrease in our average headcount of 20 employees for the nine months ended February 28, 2009 as compared to the year-ago period.

General and Administrative

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
General and administrative	$14,000	$14,414	$(414)	$41,539	$48,647	$(7,108)
Percentage of revenues	15.4%	4.6%		6.4%	4.8%

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended February 28, 2009 decreased 3% from the three months ended February 28, 2008. The increase in general and administrative expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in general and administrative expenses in absolute dollars is primarily due to the following factors. Employee and travel-related expenses decreased $1.1 million primarily due to a decrease in our average headcount of 20 employees for the three months ended February 28, 2009 as compared to the same period last year. Allocated information technology and facilities costs decreased by $0.4 million as a result of fewer software system implementations and associated depreciation. These decreases were partially offset by an increase in legal and professional costs of $1.0 million for the current period as compared to the year-ago period as a result of a legal settlement reached during the three months ended February 28, 2009. We also experienced an increase in our provision for doubtful accounts of $0.2 million as a result of the general increased credit risk. We experienced a decrease of $0.2 million in stock-based compensation as a result of our decreased average headcount as compared to the year-ago period.

General and administrative expenses for the nine months ended February 28, 2009 decreased 15% from the nine months ended February 28, 2008. The increase in general and administrative expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in general and administrative expenses in absolute dollars is primarily due to the following factors. Employee and travel-related expenses decreased $1.4 million primarily due to a decrease in our average headcount of 20 employees for the nine months ended February 28, 2009 as compared to the same period last year. Legal and professional costs decreased by $0.8 million for the current period as compared to the year-ago period as a result of a decrease in costs related to our patent acquisition during the first quarter of fiscal year 2008, partially offset by a legal settlement reached during the nine months ended February 28, 2009. Allocated information technology and facilities costs decreased by $0.8 million as a result of fewer software system implementations and associated depreciation. These decreases were partially offset by an increase in our provision for doubtful accounts of $1.0 million as a result of the general increased credit risk. We experienced a decrease of $4.9 million in stock-based compensation as a result of charges taken in the year-ago period for the modifications made to certain stock option plans in connection with the recapitalization transaction with Elevation during October 2007.

Amortization of Intangible Assets

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Amortization of intangible assets	$884	$969	$(85)	$2,650	$2,892	$(242)
Percentage of revenues	1.0%	0.3%		0.4%	0.3%

The decrease in amortization of intangible assets in absolute dollars is due to our acquisition-related contracts and customer relationships intangible assets becoming fully amortized during the fourth quarter of fiscal year 2008. The increase in amortization of intangible assets as a percentage of revenues for the three and nine months ended February 28, 2009 as compared to the year-ago periods is due to the decrease in our revenues.

Restructuring Charges

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Restructuring charges	$5,692	$12,305	$(6,613)	$13,515	$29,054	$(15,539)
Percentage of revenues	6.3%	3.9%		2.1%	2.8%

Restructuring charges relate to the implementation of a series of actions taken to streamline our business structure. Restructuring charges recorded during the nine months ended February 28, 2009 of $13.5 million consist of $13.4 million related to restructuring actions taken during the second quarter of fiscal year 2009 and $0.2 million related to restructuring actions taken during the third quarter of fiscal year 2008, partially offset by adjustments of $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2008.

•	The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of $10.9 million related to workforce reductions across all geographic regions including $1.2 million related to stock-based compensation as a result of the acceleration of certain awards and $9.7 million for other severance, benefits and related costs due to the reduction of 190 regular employees. Of the total amount recorded for workforce reductions, $4.7 million was recorded during the three months ended February 28, 2009, which included $0.7 million related to stock-based compensation as a result of the acceleration of certain awards and $4.0 million for other severance, benefits and related costs. Project cancellation and other costs related to the actions initiated in the second quarter of fiscal year 2009 totaled $2.5 million, of which $1.0 million was recorded during the three months ended February 28, 2009. We took these restructuring actions to better align our cost structure with current revenue expectations.

Our second quarter of fiscal year 2009 restructuring actions are expected to be substantially completed by the second quarter of fiscal year 2010. When complete, these actions are expected to result in annual expense reductions of at least $20.0 million related to compensation reductions and facility leases, all of which are expected to have a positive impact on cash flows in future years. As of February 28, 2009, cash payments totaling $8.0 million and non-cash charges of $1.2 million related to stock-based compensation related to workforce reductions, and non-cash charges totaling $1.5 million related to canceled project and other costs, had been made related to these actions.

Additional restructuring charges related to these actions will be recorded during the fourth quarter of fiscal year 2009. These charges are estimated at $1.0 million to $3.0 million and are comprised of additional costs related to workforce reductions, including other severance, benefits and related costs for employees and lease commitments for property and equipment disposed of or removed from service during the fourth quarter of fiscal year 2009.

•	The third quarter of fiscal year 2008 restructuring actions consisted of charges related to workforce reductions of $7.7 million, of which $7.0 million was recorded during the three months ended February 28, 2008 and $0.7 million was recorded during the last three months of fiscal year 2008. In addition, the actions consisted of charges related to excess facilities and property and equipment disposed of or removed from service of $7.0 million, of which $5.9 million was recorded during the three months ended February 28, 2008 and $1.1 million was recorded during the last three months of fiscal year 2008. During the first quarter of fiscal year 2009, additional restructuring charges of $0.3 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by adjustments of $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. The workforce reduction charges, which affected 130 regular employees across all geographic regions primarily related to severance, benefits and related costs of the affected employees. The facilities and property and equipment charge included $4.5 million related to property and equipment disposed of or removed from service and $2.5 million for lease commitments for facilities no longer in service. We took these restructuring actions to better align our cost structure with then current revenue expectations.

Our third quarter of fiscal year 2008 restructuring actions are substantially complete. When complete, these actions are expected to result in annual expense reductions of at least $15.2 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of February 28, 2009, cash payments totaling $7.9 million related to workforce reductions and cash payments and write-offs totaling $3.1 million and $3.7 million, respectively, related to facilities and property and equipment had been made related to these actions.

•	The second quarter of fiscal year 2008 restructuring actions consisted of charges of $5.9 million related to project cancellation costs for the Foleo mobile companion product and discontinued development projects, of which adjustments of $0.1 million and net charges of $5.9 million were recorded during the three and nine months ended February 28, 2008, respectively. Additional adjustments of $0.1 million were recorded during the first half of fiscal year 2009 as a result of recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm software platform and to offer a consistent user experience centered on the new platform.

Our second quarter of fiscal year 2008 restructuring actions are substantially complete. As of February 28, 2009, cash payments of $4.8 million and write-offs of $0.3 million had been made related to these actions.

•	The first quarter of fiscal year 2008 restructuring actions consisted of charges related to workforce reductions of $9.4 million, of which adjustments of $0.5 million and net charges of $9.4 million were recorded during the three and nine months ended February 28, 2008, respectively. In addition, the actions consisted of charges related to excess facilities and property and equipment disposed of or removed from service of $0.7 million, of which charges of $0 and $0.8 million were recorded during the three and nine months ended February 28, 2008, respectively, partially offset by adjustments of $0.1 million recorded during the last three months of fiscal year 2008. The workforce reduction charges, which affected 120 regular employees primarily in the United States, included $1.1 million related to stock-based compensation as a result of the acceleration of certain awards and $8.3 million for other severance, benefits and related costs. The excess facilities and equipment costs were recognized for lease commitments. We took these restructuring actions to better align our cost structure with then current revenue expectations.

Our first quarter of fiscal year 2008 restructuring actions are complete except for remaining contractual payments for excess facilities, which are payable over two years, and are offset by estimated sublease proceeds of $0.5 million. These restructuring actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of February 28, 2009, cash payments totaling $8.3 million and non-cash charges of $1.1 million related to stock-based compensation, related to workforce reductions, and cash payments of $0.2 million and non-cash charges of $0.2 million, related to facilities and property and equipment had been made related to these actions.

Casualty Loss

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Casualty loss	$4,982	$—	$4,982	$4,982	$—	$4,982
Percentage of revenues	5.5%	—%		0.8%	—%

During the third quarter of fiscal year 2009, certain of our smartphone products, with a recorded inventory value of $5.0 million, were stolen from one of our third-party-operated warehouses. As a result, we recorded a casualty loss for this amount in our results of operations for the three and nine months ended February 28, 2009. The loss is expected to be covered under our insurance policy. We are currently pursuing recovery of the loss. Any recoveries we receive in future periods will be recorded as a casualty recovery during the period in which we receive the proceeds.

Patent Acquisition Cost (Refund)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Patent acquisition cost (refund)	$—	$—	$—	$(1,537)	$5,000	$(6,537)
Percentage of revenues	—%	—%		(0.2)%	0.5%

During the first quarter of fiscal year 2008, we paid $5.0 million to acquire patents and patent applications. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of our business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which we currently pay or expect to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition. During the first quarter of fiscal year 2009, we received a refund of $1.5 million as a result of a re-negotiation of the purchase price. This amount was recognized as a benefit to our operating results at the time of receipt.

Gain on Sale of Land

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Gain on sale of land	$—	$—	$—	$—	$(4,446)	$4,446
Percentage of revenues	—%	—%		—%	(0.4)%

In August 2005, we entered into an agreement with a real estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified the land as held for sale at that time. During the first quarter of fiscal year 2008, we received proceeds from the sale of land of $64.5 million and recognized a gain on the sale, net of closing costs, of $4.4 million.

Impairment of Non-Current Auction-Rate Securities

	Three Months Ended February 28,			Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008			2009	2008
	(dollars in thousands)
Impairment of non-current auction rate securities	$(3,960)	$(25,482)		$(21,522)	$(33,178)	$(25,482)	$7,696
Percentage of revenues	(4.4)%	(8.2	) %		(5.1)%	(2.5)%

Impairment of non-current auction rate securities for the three and nine months ended February 28, 2009 reflects impairment charges of $4.0 million and $33.2 million, respectively, recognized on our non-current ARS. Impairment of non-current auction rate securities for each of the three and nine months ended February 28, 2008 reflects an impairment charge of $25.5 million recognized on our non-current ARS. These non-current ARS are interest bearing and represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit linked notes and credit derivative products. As of both February 28, 2009 and 2008, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the three and nine months ended February 28, 2009, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of $4.0 million and $20.6 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the nine months ended February 28, 2009, due to the continued declines in fair value of our investments in ARS, we concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million were recognized as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

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

If the current market conditions deteriorate further we may be required to record additional impairment charges in future quarters. We continue to monitor the market for ARS transactions and their impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Interest (expense)	$(5,941)	$(8,832)	$(2,891)	$(20,521)	$(13,022)	$7,499
Percentage of revenues	(6.6)%	(2.8)%		(3.2)%	(1.3)%

Interest (expense) during the three months ended February 28, 2009 decreased as a result of lower average interest rates and a lower average outstanding debt balance for the three months ended February 28, 2009 as compared to the year-ago period. Interest (expense) during the nine months ended February 28, 2009 increased as a result of the higher average outstanding debt balance as compared to the year ago period, due to the closing of the recapitalization transaction with Elevation during the second quarter of fiscal year 2008.

Interest Income

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Interest income	$1,039	$3,877	$(2,838)	$5,111	$19,560	$(14,449)
Percentage of revenues	1.1%	1.2%		0.8%	1.9%

For the three and nine months ended February 28, 2009, the overall decrease in interest income, both in absolute dollars and as a percentage of revenues, is due to lower average cash, cash equivalents and short-term investment balances and less favorable interest rates as compared to the same period last year.

Gain on Series C Derivative

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Gain on series C derivative	$20,573	$—	$20,573	$20,573	$—	$20,573
Percentage of revenues	22.7%	—%		3.2%	—%

In accordance with SFAS No. 133, we remeasure our Series C Derivative at the close of each reporting period. As of February 28, 2009, we had not yet exercised our rights under the Transfer Right. Using the closing price for our common stock of $7.24 on that date resulted in an estimated fair value of the Series C Derivative of $74.0 million using the following assumptions: contractual term of 0.1 years, an average risk-free interest rate of 0.2%, a dividend yield of 0%, and volatility of 120%, resulting in a per-common share valuation of $4.00, which represents an increase during the quarter in the per-common share valuation of $1.11. As a result of this increase in the estimated fair value of the Series C Derivative, we recognized a gain of $20.6 million in our condensed consolidated statements of operations for the three and nine months ended February 28, 2009.

Other Income (Expense), Net

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Other income (expense), net	$(3,895)	$(451)	$3,444	$(4,708)	$(896)	$3,812
Percentage of revenues	(4.3)%	(0.1)%		(0.7)%	(0.1)%

Other income (expense), net for the three and nine months ended February 28, 2009 included $3.4 million in realized impairment charges related to our corporate debt securities classified within our short-term investments balance and bank and other miscellaneous charges partially offset by a gain of $0.1 million recognized on sales of short-term investments. Other income (expense), net for the three and nine months ended February 28, 2008 consisted of bank and other miscellaneous charges partially offset by net gains of less than $0.1 million and $0.4 million recognized on sales of short-term investments, respectively.

Income Tax Provision (Benefit)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Income tax provision (benefit)	$646	$(13,224)	$13,870	$406,425	$(39,604)	$446,029
Percentage of revenues	0.7%	(4.2)%		62.6%	(3.9)%

During the second quarter of fiscal year 2009, we determined that a valuation allowance should be established against our deferred tax assets of $407.4 million, net of tax benefits generated during the second quarter of fiscal year 2009, as a result of our quarterly assessment for the three months then ended. This assessment considered both positive and negative evidence regarding the realization of the deferred tax assets. During the second quarter of fiscal year 2009, our operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of our investments in non-current auction rate securities and a one-time gain on the sale of land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered at that time included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile phones market. Positive evidence that we considered at that time included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, we determined that it was no longer more-likely-than-not that we would realize the full value of our United States deferred tax assets. As a result, we established a valuation allowance against our deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009. The tax provision recorded during the third quarter of fiscal year 2009 represents income taxes for state and foreign jurisdictions.

For the three and nine months ended February 28, 2008, Palm’s income tax benefit was $13.2 million and $39.6 million, respectively, which consisted of federal, state and foreign income taxes. The effective tax rates for the three and nine months ended February 28, 2008 were (19%) and (38%), respectively. The income tax benefit for the three months ended February 28, 2008 reflected the increase in our valuation allowance of $10.0 million related to non-deductible impairment charges of our non-current auction rate securities. The income tax benefit for the nine months ended February 28, 2008 reflected the recognition of previously unrecognized tax benefits of $16.9 million, which is primarily the result of evaluation of new facts, circumstances and information as of February 28, 2008, partially offset by the increase in our valuation allowance of $11.1 million.

Liquidity and Capital Resources

Cash and cash equivalents as of February 28, 2009 were $130.8 million, compared to $176.9 million as of May 31, 2008, a decrease of $46.1 million. We experienced a $116.1 million net decrease in cash and cash equivalents from operations resulting from our net loss of $640.7 million, which was partially offset by non-cash charges of $474.4 million and changes in assets and liabilities of $50.2 million. Our cash and cash equivalents decreased due to debt repayments of $12.5 million, purchases of property and equipment of $9.6 million, purchases of short-term investments of $61.5 million, purchases of restricted investments of $2.0 million and a payment of $0.3 million to holders of restricted stock awards that vested during the period. Fluctuations in exchange rates during the nine months ended February 28, 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of $3.0 million for the period. These decreases were partially offset by net proceeds of $99.2 million received from the issuance of our Series C Units to Elevation in January 2009, net sales of short-term investments of $52.2 million, proceeds received from the sale of restricted investments totaling $0.9 million and $6.6 million from stock-related activity as a result of the exercise of stock options and other equity awards.

Cash and cash equivalents as of February 28, 2008 were $262.7 million, compared to $128.1 million as of May 31, 2007, an increase of $134.6 million. For the nine months ended February 28, 2008, we experienced a $4.0 million net decrease in cash and cash equivalents from operations resulting from our net loss of $64.4 million, which was partially offset by non-cash charges of $46.3 million and changes in assets and liabilities of $14.1 million. Our cash and cash equivalents increased due to net sales of short-term investments of $334.7 million, net proceeds from the sale of land of $64.4 million, proceeds received from the sale of restricted investments and non-current auction rate securities totaling $0.4 million and $24.0 million from stock-related activity as a result of the exercise of stock options and other equity awards. These increases were partially offset by purchases of property and equipment of $19.6 million, the purchase of restricted investments of $9.0 million, payments for the acquisition of a business of $0.5 million, payments for the acquisition of intangible brand assets of $1.5 million and debt repayments of $1.8 million. Also, during the nine months ended February 28, 2008, we completed the recapitalization transaction with Elevation which resulted in net cash outflows of $252.5 million due to a $948.8 million one-time cash distribution partially funded by $696.3 million received from incurring new debt and the issuance of our series B redeemable convertible preferred stock, or Series B Preferred Stock.

We hold a variety of interest bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of our ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of our investment in the original security and we continue to classify this instrument in our non-current auction rate securities balance. During the third quarter of fiscal year 2009, the issuer of another of our ARS investments exercised an option to replace the collateral underlying our original investment with the issuer’s own preferred stock. Our investment in this security has retained comparable par value, interest rates, payment dates and auction cycles after the exchange. We currently classify all of these investments as non-current auction rate securities in our condensed consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on most of our investments at the maximum contractual rate, all of our investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of February 28, 2009, the par value of our investment in ARS was $74.7 million. The estimated fair value no longer approximates par value.

As of February 28, 2009, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the three and nine months ended February 28, 2009, using this assessment of fair value, we determined there was a further decline in the fair value of our ARS investments of $4.0 million and $20.6 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the nine months ended February 28, 2009, due to the continued declines in fair value of our investments in ARS, we concluded that the impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million were recognized as additional pre-tax impairments of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss. For the three and nine months ended February 28, 2008, using a consistent assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $39.2 million, of which $13.7 million was deemed temporary and $25.5 million was recognized as a pre-tax other-than-temporary impairment charge.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity (deficit) and does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of operations and is a component of the net loss for the applicable accounting period. The primary differentiating factors we considered to classify our impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. We continue to monitor the market for ARS transactions and their impact, if any, on the fair value of our ARS investments.

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

We have experienced significant losses beginning in fiscal year 2008 through the nine months ended February 28, 2009, which are attributable to operations, restructurings and other charges such as the impairment of our investment in non-current ARS. We have managed our liquidity during this time through a series of cost reduction initiatives, an additional $100 million investment from Elevation and a modification to our investment strategy to favor more liquid money market investments and United States Treasury securities. The turmoil in the overall credit markets and the fact that the United States has entered into a recession have created a substantially more difficult business environment. Because our products compete for a share of consumer disposable income and business spending, our operating performance and our liquidity position were negatively affected by the current recessionary economic conditions and by other financial business factors, many of which are beyond our control. The economic conditions have generally worsened during the nine months ended February 28, 2009. We do not believe it is likely that these adverse economic conditions, and their effect on consumer and business purchasing patterns, will improve significantly in the near term. Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the timely launch and commercial success of the Palm Pre and of future products based on our Palm webOS;

•	the level of continuing sales of our Treo and Centro smartphones;

•	the successful completion of Palm webOS and its subsequent acceptance by the developer community and by our customers; and

•	our ability to manage operating expenses and capital spending.

We anticipate our balances of cash, cash equivalents and short-term investments of $219.4 million as of February 28, 2009 will satisfy our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months. Although we believe that we can meet our liquidity needs for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008 and our actual level of losses for the last four fiscal quarters were unanticipated 12 months ago which have resulted in decreases in our cash, cash equivalents and short-term investment balances during the last four quarters. We are experiencing reduced demand for our maturing legacy smartphone products and a challenging economic environment and we expect further declining revenues and continued margin pressure from our legacy product lines. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies. If we fail to meet our operating forecast or market conditions negatively affect our cash flows, we may be required to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition.

Net accounts receivable was $52.7 million as of February 28, 2009, a decrease of $63.7 million, or 55%, from $116.4 million as of May 31, 2008. Days sales outstanding, or DSO, of receivables was 52 days and 35 days as of February 28, 2009 and May 31, 2008, respectively. The DSO increased 17 days primarily as a result of a change in the linearity in our revenues and customer payment patterns. We ended the third quarter of fiscal year 2009 with a cash conversion cycle of -33 days, a decrease of -27 days from -6 days as of May 31, 2008. The cash conversion cycle decreased 27 days primarily as a result of the change in our days payable outstanding as a result of the decrease in our cost of revenues as compared to the prior year. Net accounts receivable was $158.0 million as of February 28, 2008, a decrease of $46.3 million, or 23%, from $204.3 million as of May 31, 2007. DSO of receivables was 46 days as of both February 28, 2008 and May 31, 2007. We ended the third quarter of fiscal year 2008 with a cash conversion cycle of -4 days compared to -5 days as of May 31, 2007. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is an annual metric on which we have focused as we continue to try to efficiently manage our assets.

In September 2006, our Board of Directors authorized a stock buyback program to repurchase up to $250.0 million of our common stock at our discretion, depending on market conditions, share price and other factors. The stock repurchase program is designed to return value to our stockholders and minimize dilution from stock issuance. During the three and nine months ended February 28, 2009 and the fiscal year ended May 31, 2008, we did not repurchase any shares of common stock through open market purchases. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2009.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. Borrowings under the Credit Agreement bear interest at our election at one-, two-, three-, or six- month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Rate plus 0.50%) plus 2.50%. As of February 28, 2009, the interest rate for the Term Loan was based on one-month LIBOR plus 3.50%, or 3.98%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. See Note 13 of the condensed consolidated financial statements for a full description of the restrictions and requirements under the Credit Agreement. As of February 28, 2009, $395.0 million and $0 were outstanding under the Term Loan and Revolver, respectively. As of May 31, 2008, $398.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. In August 2008, the agreement was again amended to include an additional minimum purchase commitment of $0.2 million. Upon the expiration of this agreement at the end of November 2008, we no longer have any related contractual obligations. In December 2008, we entered into a new purchase agreement with Microsoft, which expires at the end of November 2010 and does not specify a minimum purchase commitment obligation. As of February 28, 2009 and May 31, 2008, we had a remaining amount due under the original agreement of $0 and $15.1 million, respectively.

In May 2005, we acquired PalmSource’s 55% share of the Palm Trademark Holding Company, or PTHC, and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in installments through November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and is being amortized over 20 years using the effective yield method. The remaining amount due to PalmSource under this agreement was $0 and $7.5 million as of February 28, 2009 and May 31, 2008, respectively.

During fiscal year 2008, we entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million. Under the terms of the agreement, we agreed to make quarterly payments from September 2008 through December 2009. The net present value of these payments, $3.5 million, is being amortized using the effective yield method. As of February 28, 2009, we had made payments totaling $1.2 million under the agreement. The remaining amount due under the agreement was $2.5 million as of February 28, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $3.7 million.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million. Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. The net present value of these payments, $2.9 million, is being amortized using the effective yield method. As of February 28, 2009, we had made payments totaling $2.7 million under the agreement. The remaining amount due under the agreement was $0.5 million as of February 28, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $1.4 million.

During February and October 2007, we acquired the assets of several businesses. Under the purchase agreements, we agreed to pay employee incentive compensation based upon continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of February 28, 2009, we had made payments totaling $3.3 million under the purchase agreements. The remaining liability under these agreements was $0.5 million and $6.1 million as of February 28, 2009 and May 31, 2008, respectively.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to our stockholders of $949.7 million. At that time, $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. The distribution liability is being paid in cash as the related shares of restricted stock vest, ending in the fourth quarter of fiscal year 2010. As of February 28, 2009 and May 31, 2008, the remaining amount due to holders of unvested restricted stock, adjusted for cancellations, was $0.5 million and $0.7 million, respectively, of which $0.3 million and $0.4 million, respectively, was classified in other accrued liabilities in the condensed consolidated balance sheet and $0.2 million and $0.3 million, respectively, was classified within other non-current liabilities.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenue for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third party licensers. As of February 28, 2009 and May 31, 2008, we had estimated royalty obligations of $37.5 million and $34.5 million, respectively, which are reported in other accrued liabilities. While the amounts ultimately agreed upon may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of February 28, 2009 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2009 and May 31, 2008, our cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were $103.9 million and $234.1 million, respectively.

In accordance with our policy, we also accrue for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of February 28, 2009 and May 31, 2008, we had recorded $19.7 million and $5.4 million, respectively, in other accrued liabilities related to these commitments.

As of February 28, 2009 and May 31, 2008, we had $9.8 million and $8.6 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

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

In October 2007, we sold an aggregate of 325,000 shares of our Series B Preferred Stock for an aggregate purchase price of $325.0 million to Elevation. In January 2009, we sold an aggregate of 100,000 Series C Units for $100.0 million to Elevation. For so long as Elevation holds any outstanding shares of Series B Preferred Stock or Series C Preferred Stock, we are generally not permitted, without obtaining the consent of holders representing at least a majority of the then outstanding shares of Series B Preferred Stock and Series C Preferred Stock, to create or issue any equity securities that rank senior to or on a parity with the Series B Preferred Stock and/or Series C Preferred Stock with respect to dividend rights or rights upon our liquidation. The Series B Preferred Stock and Series C Preferred Stock reflect a discount of $9.8 million and $1.6 million, respectively, related to issuance costs, resulting in net cash proceeds of $315.2 million and $98.4 million, respectively. Of the net cash proceeds received for Series B Preferred Stock, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature. The net benefit received for the Series C Units consists of the $100.0 million gross cash proceeds and $53.4 million related to the Series C Derivative, of which $79.5 million and $22.0 million was allocated to Series C Preferred Stock and the Detachable Warrants, respectively, with the remaining $51.9 million allocated to additional paid-in capital as a result of the beneficial conversion feature. The Series B Preferred Stock and Series C Preferred Stock are classified as mezzanine equity due to redemption provisions which provide for mandatory redemption in October 2014 of any outstanding shares. As of February 28, 2009, the Series B Preferred Stock and Series C Preferred Stock are being accreted to their respective liquidation values of $325.0 million and $100.0 million using the effective yield method, with such accretion being charged against additional paid-in capital through October 2014. The accretion of the Series B Preferred Stock and Series C Preferred Stock will be included in our earnings (loss) per share calculation during this time.

In March 2009, we issued 26.6 million shares of common stock at a public offering price per share of $6.00, including 15.1 million shares as a result of the conversion of 49,000 shares of Series C Preferred Stock, or 49% of the initial investment by Elevation, pursuant to the exercise of our Transfer Right. The related Detachable Warrants to purchase 3.4 million shares of our common stock were canceled. As a result of this offering, we received cash proceeds of $103.6 million, net of the $49.0 million investment returned to Elevation and $7.0 million in underwriting discounts, commissions and estimated offering expenses to be paid by us.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to our policy, these foreign exchange forward contracts have maturities of 35 days or less. We did not have any foreign exchange forward contracts outstanding as of February 28, 2009. As of May 31, 2008, our outstanding notional contract value, which approximates fair value, was $7.0 million which settled within 28 days. We do not enter into derivatives for speculative or trading purposes.

As of February 28, 2009 and May 31, 2008, we had $7.1 million and $6.1 million, respectively, of non-current tax liabilities in our condensed consolidated balance sheet for unrecognized tax positions. The periods in which we will reach cash settlement with the respective tax authorities cannot be reasonably estimated.

Effects of Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of $130.8 million and $176.9 million as of February 28, 2009 and May 31, 2008, respectively, are invested primarily in money market funds and an immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2009 or May 31, 2008 would cause an immaterial decline in the fair value of our cash equivalents. As of February 28, 2009 and May 31, 2008, we had short-term investments of $88.6 million and $81.8 million, respectively. Our short-term investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. These available-for-sale investments include government and domestic corporate debt securities and are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels as of February 28, 2009 would cause a decline of less than 1%, or $0.7 million, in the fair market value of our short-term investment portfolio. A similar increase in market interest rates from levels as of May 31, 2008 would have resulted in a decline of less than 2%, or $1.2 million, in the fair market value of our short-term investment portfolio. We would expect our net loss or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

We hold a variety of interest bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. We currently classify all of these investments as non-current auction rate securities in our condensed consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments and United States Treasury securities. As of February 28, 2009, we determined there was a total decline in the fair value of our ARS investments of $65.4 million, all of which has been recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels as of February 28, 2009 would cause an additional decline of 9%, or $0.9 million, in the fair market value of our investments in ARS. As of May 31, 2008, we determined there was a total decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels as of May 31, 2008 would have caused an additional decline of 8%, or $2.4 million, in the fair market value of our investments in ARS.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $395.0 million as of February 28, 2009 under our current Credit Agreement. We do not currently use derivatives to manage interest rate risk. As of February 28, 2009, our interest rate applicable to borrowings under the Credit Agreement was 3.98%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We recorded a net gain (loss) of $0.6 million and $2.0 million for the three and nine months ended February 28, 2009, respectively, and $(0.6) million and $(0.3) million for the three and nine months ended February 28, 2008, respectively, from the revaluation of our foreign denominated assets and liabilities, which is included in operating loss in our condensed consolidated statements of operations. According to our policy, our foreign exchange forward contracts have maturities of 35 days or less. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). We did not have any foreign exchange forward contracts outstanding as of February 28, 2009. Our foreign exchange forward contracts outstanding as of May 31, 2008 had a notional contract value, which approximates fair value, in U.S. dollars of $7.0 million which settled within 28 days. We do not utilize derivative financial instruments for trading purposes.

Equity Price Risk

As of February 28, 2009, our Transfer Right represented a derivative in accordance with SFAS No. 133. This Series C Derivative has value based on the extent to which the closing price of our common stock is greater than the purchase price of the Series C Units paid by Elevation on January 9, 2009. In accordance with SFAS No. 133, we remeasure our Series C Derivative at the close of each reporting period. To estimate the value of our Series C Derivative, we rely on the Black-Scholes option valuation model (see the Critical Accounting Policies section, under the caption Stock-Based Compensation), to calculate a per-common-share value at the close of each reporting period. This fair value is multiplied by the number of shares of our common stock, on an as-converted and an as-exercised basis, which are affected by the Transfer Right, or 18.5 million shares, as of February 28, 2009, resulting in an estimated fair value of $74.0 million on that date. On March 9, 2009, we issued 26.6 million shares of common stock at a public offering price per share of $6.00, including 15.1 million shares as a result of the conversion of 49,000 shares of Series C Preferred Stock pursuant to the exercise of our Transfer Right. The related Detachable Warrants to purchase 3.4 million shares of our common stock were canceled. As a result of this exercise of our Transfer Right, we will record a loss on our Series C Derivative during the fourth quarter of fiscal year 2009, which represents the difference between the fair market value of the Series C Derivative at the end of the third quarter fiscal year 2009 and the fair market value of the Series C Derivative realized at the time of the transaction. This loss will offset the $20.6 million gain we recorded during the third quarter of fiscal year 2009.

As of February 28, 2009 we did not own any material equity investments in other entities. Therefore, we do not currently have any direct material risks related to equity prices of other entities.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 20 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the risks described below and the other information in this Form 10-Q. The business, results of operations or financial condition of Palm could be seriously harmed and the trading price of Palm common stock may decline due to any of these risks.

Risks Related to Our Business

If we do not successfully launch our Palm Pre and Palm webOS or fail to do so in a timely manner, or if the Palm Pre is not accepted by wireless carriers or end users, our business, results of operations and financial condition will be adversely affected.

In the first quarter of calendar year 2009, we announced our new OS, the Palm webOS mobile platform, and our Palm Pre, the first smartphone to be based on the new platform. Unlike the Palm OS and Windows Mobile OS, which are the operating systems in our existing products, the Palm webOS has not been commercially tested and we have not had the advantage of working with and refining the operating system over a long period of time.

We have announced that we expect the Palm Pre with Palm webOS to be completed in time to make the Palm Pre available in the United States in the first half of calendar year 2009. If we are unable to develop the Palm webOS or related software or introduce the Palm Pre in a timely manner, or if the Palm Pre is not accepted by Sprint or other wireless carrier customers or end users, our revenues, results of operations, financial condition, cash flows, reputation and ability to compete would also be adversely impacted.

Because the Palm Pre is our first product based on the Palm webOS and comes at a time when revenues from most of our legacy products are declining, the importance of the Palm Pre and Palm webOS to our business substantially magnifies the risks expressed throughout this “Risk Factors” section with respect to our products and our business. Some of these risks include:

•	our ability to launch the Palm Pre and related services successfully and in a cost-effective and timely manner;

•	our having sufficient working capital and other resources to support the Palm Pre and related services in the event that the Palm Pre is not launched on a timely basis;

•	the effect of errors or defects in the Palm Pre or Palm webOS or any components, software applications or other elements of the Palm Pre or Palm webOS;

•	the ability of the Palm Pre to compete with alternative products;

•	our dependence on wireless carriers, particularly Sprint which initially will be the exclusive wireless carrier for the Palm Pre in the United States;

•	certification of the Palm Pre by Sprint and other wireless carriers;

•	our ability to accurately forecast demand for the Palm Pre;

•	dependence on suppliers, including sole source suppliers, for components, software applications and other elements of the Palm Pre;

•	dependence on a sole source provider for the Palm Pre in a new manufacturing relationship for Palm;

•	acceptance of the Palm webOS by wireless carriers and end users;

•	whether the third-party developer community will embrace Palm webOS and produce applications that integrate successfully with Palm webOS; and

•	the potential for claims that the Palm Pre or Palm webOS infringe the intellectual property rights of third parties or are subject to conditions or restrictions under open source licenses.

These risks relating to the launch of our Palm Pre and Palm webOS products and services may adversely affect our results of operations and financial condition, including our revenues, liquidity, reputation and ability to compete.

Current recessionary economic and financial market conditions as well as our continued investment in our corporate transformation, including the transition to the Palm webOS platform, have had and will continue to have a negative effect on our liquidity. We may need or find it advisable to seek additional funding which may not be available or which may result in substantial dilution to the value of our common stock. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. Inadequate liquidity could adversely affect our business operations in the future.

We currently believe that we have sufficient cash, cash equivalents and short-term investments to meet our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months. Although we believe that we can meet our liquidity needs for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008 and our actual level of losses for the last four fiscal quarters were unanticipated 12 months ago which have resulted in decreases in our cash, cash equivalents and short-term investment balances during the last four quarters. Our cash, cash equivalents and short-term investments balance was $219.4 million at the end of the third quarter of fiscal year 2009, and our revenues for the third quarter of fiscal year 2009 were $90.6 million. The revenue decline in the third quarter of fiscal year 2009 versus our second quarter of fiscal year 2009 and third quarter of fiscal year 2008 are the result of reduced demand for our maturing legacy smartphone products, the challenging economic environment and later-than-expected shipments of the Treo Pro in the United States. We expect declining revenues and continued margin pressure from our legacy product lines in the fourth quarter of fiscal year 2009. Because our products compete for a share of consumer disposable income and business spending, our liquidity position and operating performance were negatively affected by the current recessionary economic conditions and by other financial business factors, many of which are beyond our control. The economic conditions have generally worsened during fiscal year 2009. We do not believe it is likely that these adverse economic conditions, and their effect on consumer and business purchasing patterns, will improve significantly in the near term.

We require substantial liquidity to continue spending to support product development, production and launches, including with respect to the Palm Pre and Palm webOS, to implement cost savings and restructuring plans, to meet scheduled debt and lease payment requirements and to run our regular business operations. If our liquidity continues to diminish, we may reach the point at which we operate at or close to the minimum cash levels necessary to support our current business operations, and we may be forced to further curtail spending, research and development activities, marketing activities and other programs that are important to the future success of our business. In addition, if our liquidity substantially decreases, it may affect our business relationships with our customers and/or our suppliers who may seek more restrictive payment terms, assurances regarding our ability to meet our obligations and to sustain regular business operations and other concessions. If this were to happen, our need for cash resources would be intensified.

Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the timely launch and commercial success of the Palm Pre and of future products based on our Palm webOS;

•	the level of continuing sales of our Treo and Centro smartphones;

•	the successful completion of Palm webOS and its subsequent acceptance by the developer community and by our customers; and

•	our ability to manage operating expenses and capital spending.

If revenues from our smartphones fail to meet expectations or we are unable to complete our new Palm webOS and manufacture and/or ship our Palm Pre smartphone products to our customers in a timely or acceptable manner and we are unable to maintain our required liquidity levels through other means, our business plans, results of operations and financial condition would be adversely impacted.

In these circumstances, we may find it necessary or advisable to seek additional funding. The current economic and financial market conditions and our corporate credit rating may make it difficult to obtain funding in the securities and credit markets as well as under our existing credit facilities. Moreover, if we are unable to timely introduce the Palm Pre, it may further complicate our ability to obtain such additional funding in an already difficult market. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our existing common stock and other equity securities and cause the market price of our common stock to fall. The issuance of additional debt or incurrence of borrowing could impose restrictive covenants in addition to those to which we are already subject under our existing credit facility, which could impair our ability to engage in certain business transactions.

If we fail to develop and introduce new products and services successfully and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services, including the Palm Pre with Palm webOS, that are appealing to our customers and end users with acceptable quality, prices and terms, or if the effort of migrating from existing products and services to new products and services is considered to be excessive by end users, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences or are unable to complete the development of products and services in a cost-effective and timely fashion, we will be unable to introduce new products and services into the market or successfully compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not gain traction in the market at all or at anticipated levels.

As we introduce new or enhanced products, such as the Palm Pre, or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of existing product inventories, revenue deterioration in our existing product lines, as we are currently experiencing with our legacy smartphone products, insufficient supplies of new products to meet customers’ demand, possible product and technology defects and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, results of operations and financial condition.

Our products may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, penalties, duties to repair, warranty claims and litigation.

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

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile-product market, and we have a history of frequently introducing new products. Products as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage claims, penalties, duties to repair, litigation and recalls and jeopardize our relationship with wireless carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers and warranty claims and litigation which could harm our business, results of operations and financial condition.

We have announced our new OS, Palm webOS, which will be available on the Palm Pre and future smartphones. We have not had the opportunity to work with or refine Palm webOS for a substantial period of time or to subject it to commercial testing. Given the nature of software, particularly software as complex as Palm webOS, we cannot be certain that Palm webOS will be free of significant software defects or bugs. Early detection of such defects or bugs by us could delay the launches of the Palm Pre and future Palm smartphone products, and detection of defects or bugs after such products have been launched could result in the rejection of our products, damage claims, litigation and recalls, jeopardize our relationship with wireless carriers and adversely affect our business, results of operations and financial condition.

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

Some of our competitors or potential competitors possess capabilities developed over years of serving customers in their respective markets that might enable them to compete more effectively than we compete in certain segments. In addition, many of our competitors have significantly greater engineering, technical, manufacturing, sales, marketing and financial resources and capabilities than we have. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, including introducing a greater number and variety of products than we can. They may also be in a better position financially or otherwise to acquire and integrate companies and technologies that enhance their competitive positions and limit our competitiveness. In addition, they may devote greater resources to the development, promotion and sale of their products than we do. They may have lower costs and be better able to withstand lower prices in order to gain market share at our expense. They may also be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the smartphone market and gain market share. Finally, these competitors may bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

Our devices compete with a variety of mobile devices. Our principal competitors include: mobile handset and smartphone providers such as Apple, Asustek, High Tech Computer (or HTC), LG, Motorola, Nokia, Pantech, Personal Communications Devices (or PCD), Research in Motion (or RIM), Samsung and Sony-Ericsson; and computing device companies such as Acer, Hewlett-Packard and Mio Technology. In addition, our products compete for a share of disposable income and business spending on consumer electronic, telecommunications and computing products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

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

A number of our competitors have longer and closer relationships with the senior management of business customers who decide which products and technologies will be deployed in their business. Many competitors have larger and more established sales forces calling on wireless carriers and business customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we have, which could result in wireless carriers and business customers deciding not to choose our products and services, which would adversely impact our revenues.

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

•

the degree to which wireless carriers facilitate the introduction of and actively market, advertise, promote, distribute and resell our smartphone products and the size of the subscriber base to which these efforts are directed;

•	the degree to which wireless carriers accurately forecast demand for our products and order appropriate quantities to satisfy that demand;

•	the extent to which wireless carriers require specific hardware and software features on our smartphone products to be used on their networks;

•	timely build-out of advanced wireless carrier networks that enhance the user experience for data-centric services through higher speed and “always on” functionality;

•

contractual terms and conditions imposed on us by wireless carriers that, in some circumstances, limit our ability to make similar products available through competitive wireless carriers in some market segments for certain periods;

•	wireless carriers’ pricing requirements and subsidy programs;

•	products, including our competitors’ products, carried by wireless carriers; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our smartphone products.

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

In some cases, we may enter into exclusive relationships with wireless carriers to sell our products within a particular territory. In the case of the Palm Pre, Sprint will have exclusive distribution rights in the United States for a limited period of time. Although there are benefits from exclusive arrangements, such arrangements also limit our ability to make the products subject to the exclusivity period available through other wireless carriers during the exclusivity period, and may initially limit the sales of such products as a result.

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

Wireless carriers, who control most of the distribution and sale of and virtually all of the access for smartphone products, could commoditize smartphones, thereby reducing the average selling prices and margins for our smartphone products which would have a negative impact on our business, results of operations and financial condition. In addition, if wireless carriers move away from subsidizing the purchase of smartphone products, this could significantly reduce the potential sales or growth rate of sales of smartphone products. This could have an adverse impact on our business, revenues and results of operations.

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

Our operating results have been declining in recent quarters and are generally subject to fluctuations, and if we fail to meet the expectations of our investors, our stock price may decrease significantly.

Our operating results are difficult to forecast. Our future operating results may continue to decline or fluctuate significantly and may not meet the expectations of our investors. If this occurs, the price of our stock will likely decline. Many factors may cause further decline or fluctuations in our operating results including, but not limited to, the following:

•	timely introduction and market acceptance of new products and services;

•	loss or failure of wireless carriers or other key sales channel partners;

•	quality issues with our products;

•	competition from other smartphones or other devices;

•	life cycles of our existing product lines;

•	the liquidity and resources that we have to support our business;

•	the effects of anticipated and actual introduction of new products and services on our existing product lines;

•	changes in consumer, business and wireless carrier preferences for our products and services;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending;

•	failure by our third-party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third-party manufacturers or suppliers in a timely manner;

•	a diminished market presence and decline in sales outside of the United States;

•	seasonality of demand for some of our products;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	excess inventory or insufficient inventory to meet demand;

•	growth, decline, volatility and changing market conditions in the markets we serve;

•	litigation brought against us; and

•	changes in general economic conditions and specific market conditions.

Any of the foregoing factors could have an adverse effect on our business, results of operations and financial condition.

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse effect on our business, results of operations and financial condition.

Our three largest customers represented 65% of our revenues during fiscal year 2008, 56% during fiscal year 2007 and 55% during fiscal year 2006. We determine our largest customers in terms of revenue to be those who represent 10% or more of our total revenues for the year. We expect this trend of revenue concentration with our largest customers, particularly with wireless carriers, to continue, and at times increase, primarily due to our launch of multiple smartphone products with Sprint. We expect in the near term to experience high levels of revenue concentration with Sprint. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operations and financial condition. Our ability to find new or replace large customers is necessarily limited due to the limited number of wireless carriers in many territories, including the United States which is the country where we generate the majority of our revenues.

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

We are required to certify our products with governmental and regulatory agencies and with the wireless carriers for use on their networks and to meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on wireless carrier networks and could affect our ability to timely deliver products to customers. For example, the Treo Pro was shipped to Sprint in the United States later than expected due to delays in certifying the Treo Pro on Sprint’s network. Wireless carriers may choose to offer or consumers may choose to buy similar products from our competitors and thereby reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, revenues and cost of revenues.

If we do not accurately forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost-effective quantities of our products or production materials and our revenues, gross profit and financial condition could be adversely impacted.

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories, liabilities for failure to achieve minimum purchase commitments or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, gross profit and financial condition. For example, in fiscal year 2009, we experienced a decrease in forecasted product sales. As a result, we incurred a net charge to cost of revenues of $19.6 million for purchase commitments with third-party manufacturers in excess of anticipated demand.

We rely on third parties, some of which are our competitors, to design, manufacture, distribute, warehouse and support our products, and our reputation, revenues and results of operations could be adversely affected if these third parties fail to meet their performance obligations.

We outsource most of our hardware design and certain software development to third-party manufacturers, some of whom compete with us and some of whom have significant relationships with our competitors. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third-party manufacturers fail to provide quality hardware design or software development, our reputation and revenues could suffer. These third-party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third-party manufacturers at their international facilities, which are located primarily in China, Taiwan and Brazil. In general our products are manufactured by sole source providers, and the Palm Pre will be manufactured by a new sole source provider with whom we are in the process of finalizing our arrangements. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we generally rely on our third-party manufacturers to place orders with suppliers for the components they need to manufacture our products and to track appropriately the shipment and inventory of those components with our orders. If they fail to place timely and sufficient orders with suppliers and appropriately maintain component inventories or are unable to timely and cost-effectively change their orders based on our changing forecasts of demand, our revenues and cost of revenues could suffer. Significant unanticipated fluctuations in demand of our products could result in costly excess production of inventories or additional non-cancelable purchase commitments. Our reliance on third-party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease (such as an outbreak of bird flu), economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third-party manufacturers or their suppliers. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. If our third-party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and results of operations could suffer.

These manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our results of operations could be harmed. If these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under manufacturing agreements, our business and reputation could be harmed. Furthermore, these contractual remedies may be difficult to enforce against manufacturers located outside of the United States. In addition, many of our contractual relationships are with the manufacturers of our products, and not with component suppliers. In the absence of a contract with the manufacturer that requires it to obtain and pass through warranty and indemnity rights with respect to component suppliers, we may not have recourse to any third party in the event of a component failure.

We may choose or be compelled from time to time to transition to or add new third-party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and our revenues and results of operations could be adversely impacted. The learning curve and implementation associated with adding a new third-party manufacturer may adversely impact our revenues and results of operations.

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

Our products contain software and hardware, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software and hardware are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphones. Some components, such as liquid crystal displays and related integrated circuits, digital signal processors, microprocessors, radio frequency components and other discrete components, come from sole source suppliers. Alternative sources are not always readily available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete and some of our suppliers have significant relationships with our competitors. Our suppliers could refuse to continue to supply all or some of the components that we require for our devices or change the terms under which they supply such components. If suppliers are unable or unwilling to supply or meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our products will be harmed. If our suppliers were to change the terms under which they supply components for our products, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under supply or manufacturing agreements, our business and reputation could be harmed. Furthermore, these contractual remedies may be difficult to enforce against suppliers located outside the United States and we do not have direct, or in some cases even indirect, contractual relationships with some of the component suppliers for our devices. Shortages may affect the timing and volume of production for some of our products as well as increase our costs due to premium prices paid for those components and longer-term commitments to ensure availability of those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

Our product strategy is substantially dependent on the operating systems that we include in our devices and those operating systems face significant competition and may not be preferred by our wireless carrier partners or end users.

We provide a choice of operating systems for our smartphones to provide a differentiated experience for our users. Our smartphones currently feature either the Palm OS or Windows Mobile OS. We have announced that we expect to launch the Palm Pre, our initial Palm webOS product, in the first half of calendar year 2009. We expect to use our Palm webOS in other future smartphones.

Our licenses to the Palm OS and Windows Mobile OS are subject to the terms of the agreements we have with ACCESS Systems Americas and Microsoft, respectively. Our business could be harmed if we were to breach the license agreements and cause our licensers to terminate our licenses. Furthermore, although ACCESS Systems and Microsoft offer some level of indemnification for damages arising from lawsuits involving their respective operating systems and from damages relating to intellectual property infringement caused by such operating systems, we could still be adversely affected by a determination adverse to our licensers, product changes that may be advisable or required due to such lawsuits or the failure of our licensers to indemnify us adequately.

There is significant competition from makers of smartphones that differentiate their products in part through alternative OS software. A number of competitors offer alternative Windows Mobile OS products. Google is heading a group that has introduced the Android OS for which our competitors are developing products. The LiMo Foundation is another consortium that is developing a Linux-based mobile operating system. Other competitors have or are developing proprietary operating systems, including Apple’s OS X, Nokia’s Symbian OS, RIM’s OS and various Linux-based operating systems. Still other competitors, such as Samsung and LG, are developing products that have a combination of keyboards, touchscreens and advanced media functionality that compete with smartphones like ours and that use proprietary and other alternative operating systems. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments and our existing and potential customers and end users. Moreover, some of our largest customers, including Verizon Wireless (a venture of Verizon Communications and Vodafone Group) and AT&T, have joined the consortiums developing or indicated their support for rival operating systems, including the LiMo Foundation and Android, respectively. Wireless carriers may demonstrate a preference for rival operating systems, thereby giving preference to our competitor’s products and making acceptance of our products more difficult among our key wireless carrier partners. In addition, this could require us to raise the performance and differentiation standards for the operating systems that we offer in order to remain competitive.

We cannot assure you that the operating systems we develop or license or our efforts to innovate using those operating systems will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If the use of the Palm OS, the Windows Mobile OS, Palm webOS or proprietary operating systems incorporating open technologies in our current or future products does not continue to be competitive, our revenues and results of operations could be adversely affected.

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

An injunction issued by the United States District Court, Central District, California, banning importation of certain chips, chipsets and software of Qualcomm Incorporated or other litigation between Qualcomm and Broadcom Corporation could hinder our ability to provide certain models of our smartphone products to our customers and to compete effectively, and could adversely affect our customer relationships, revenues, results of operations and financial condition.

Qualcomm and Broadcom are engaged in litigation in at least two United States District Courts regarding Qualcomm’s chipsets and software used in wireless handsets and related support services. In one action, Qualcomm was immediately enjoined from providing certain chipsets to customers and ordered not to provide other chipsets and/or related support services after January 31, 2009. Upon Qualcomm’s appeal the Federal Circuit Court of Appeals issued a ruling that, in relevant part, affirmed the injunction with respect to certain Qualcomm chipsets, including, but not limited to, those we currently use in our Centro CDMA EvDO smartphones. On September 23, 2008 the District Court clarified the injunction ruling, finding that products containing the infringing chipsets had to be imported into the United States before January 31, 2009. Accordingly, Qualcomm required Palm to import any affected CDMA EvDO Centro products and service components by that date, except for those intended for Verizon, a Broadcom licensee. The effect of such ban may have an adverse effect on Palm’s sales volumes, revenues and costs of revenues. In addition, there is no assurance the products imported by January 31, 2009 will be sold through or that Palm will have sufficient service stock to support customers going forward should service requests exceed that currently anticipated.

For Palm products affected by the injunction ruling other than our Centro CDMA EvDO smartphones, Qualcomm has provided alternative chipsets containing workarounds to avoid infringement of Broadcom’s patents but there is no assurance that, if challenged, the chipsets containing the workarounds will be found to be noninfringing. Implementing the substitute chipsets can also be time consuming, can delay the offering of our smartphone products on carrier networks and also affect our ability to deliver products to customers in a timely manner. As a result, carriers may choose to offer, or consumers may choose to buy, unaffected products from our competitors and thereby reduce their purchases of our products, causing a negative impact on our smartphone products sales volumes, revenues and cost of revenues.

The occurrence or perception of a breach of our security measures or privacy policies, or an inappropriate disclosure of confidential or personal information, could harm our business.

Our Palm webOS and related service offerings rely on the transmission of business-critical, proprietary and confidential information for customers and provide Palm with access to confidential or personal information and data. In addition, information stored in our smartphone products is subject to viruses and security breaches related to wireless data transmission. If the security measures that we or our business partners have implemented are breached or if there is an inappropriate disclosure of confidential or personal information or data, including as a result of a security breach relating to hardware or software, we could be exposed to litigation or regulatory action, possible liability and statutory sanctions. Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information and/or data could harm our reputation, and even the perception of security vulnerabilities in our products could lead some customers to reduce or delay future purchases or to purchase competitive products or services. In addition, we may be required to invest additional resources to protect Palm against damages caused by these actual or perceived disruptions or security breaches in the future.

The collection, storage, transmission, use and distribution of user data and personal information could give rise to liabilities or additional costs of operation as a result of laws, governmental regulations and carrier and other customer requirements or differing views of personal privacy rights.

We will transmit and store a large volume of personal information in the course of supporting the Palm webOS products and related service offerings. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission in or from the governing jurisdiction, use and distribution.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. If we are required to allocate significant resources to modify our Palm webOS service offerings to enable enhanced access to the personal information that we transmit and store, our results of operations and financial condition may be adversely affected.

In addition, because various foreign jurisdictions have different laws and regulations concerning the storage and transmission of personal information, we may face requirements that pose compliance challenges in new international markets that we seek to enter. Such variation could subject us to costs, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

Our carrier or other customers may impose different or additional requirements for the collection, processing, and transmittal of user data or personal information in connection with the Palm webOS product and service offerings. If we are required to allocate significant resources to modify our Palm webOS product and service offerings to meet such requirements, we may incur additional costs of operation to meet such requirements and our time to market with various product and service offerings may be adversely affected.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities related to the privacy of personal information. These and other privacy concerns, including security breaches, could adversely impact our business, results of operations and financial condition.

If our Palm webOS service offerings do not scale as anticipated, or we are unable to grow data center capacity as needed, our business will be harmed.

Despite frequent testing of the scalability of our Palm webOS service offerings in a test environment, the ability of our Palm webOS service offerings to scale to support a substantial increase in the number of users in an actual commercial environment is unproven. If our Palm webOS service offerings do not efficiently and effectively scale to support and manage a substantial increase in the number of users while maintaining a high level of performance, our business will be seriously harmed. In addition if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may not be able to efficiently and effectively scale our business to manage the addition of any new wireless carrier customers, increases in subscriber growth or increases in data traffic.

The Palm webOS service offerings represent a new service to consumers that we have not provided before. We cannot assure you that we will be able to implement these new services and products successfully, in a timely manner, or at all. If we are unable to deliver this new service or product effectively, or in a way that satisfies our customers and end users, our business and results of operations may suffer. Even if we are able to deliver this new service or product effectively, its delivery may require more resources, both financial and otherwise, than originally anticipated, which could restrict our ability to develop new products and services and/or grow or maintain our business.

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

In October 2007, we entered into a Credit Agreement which governs a Term Loan and a Revolver. As a result of this Credit Agreement, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flows in the future. Our ability to generate cash is subject to our future operating performance and the demand for, and price levels of, our current and future products and services. However, our ability to generate cash is also subject to prevailing economic and competitive conditions and to general economic, financial, competitive, regulatory and other factors beyond our control. There is no assurance that our business will generate cash flows from operations. Given the uncertainty in the credit market, we may not be able to borrow under or otherwise utilize the Revolver if the lenders refuse or fail to satisfy their commitments under the Revolver. In addition, our Credit Agreement obligates us to meet certain conditions precedent before borrowings under the Revolver or issuances of letters of credit under the Credit Agreement are made and we may not be able to meet those conditions on the date of any requested borrowing or letter of credit issuance. Therefore, we cannot assure you that future borrowings will be available to us under the Revolver or any new credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs, including operations. If our cash flows and capital resources are insufficient to fund our debt service or repayment obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, restructure or refinance all or a portion of our indebtedness, including the Term Loan, or incur additional debt. There is no assurance that we would be able to take any of these actions on commercially reasonable terms or at all. There is also no assurance that these actions would be successful and permit us to meet our scheduled debt service or repayment obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such cash flow and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to realize and obtain proceeds from them adequate to meet our debt service and other obligations. The Credit Agreement governing the Term Loan and Revolver restricts our ability to dispose of assets and use the proceeds from the disposition.

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

Our ability to comply with covenants contained in the Credit Agreement governing the Term Loan and Revolver and any agreements governing other indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with the covenants contained in any of the debt agreements described above, for any reason, in addition to other specified events, could result in a default under such debt agreements. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under the Credit Agreement and our other debt instruments that contain cross-acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due and that could adversely affect our financial condition. Upon a default or cross-default, the collateral agent, at the direction of the lenders under the Credit Agreement could proceed against the collateral, which includes substantially all of our assets.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Under our Credit Agreement, our Term Loan and Revolver bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on the Term Loan is based on LIBOR or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%). An increase in the interest rate payable on the Term Loan could have an adverse effect on our results of operations, financial condition and cash flows, and our ability to make payments on the Term Loan, particularly if the increase is substantial.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.

In the course of our business, we frequently receive offers to license or claims of infringement of patents held by other parties. For example, as our focus has shifted to smartphone products, we have received, and expect to continue to receive communications from holders of patents related to mobile communication standards and other industry standards. We evaluate the validity and applicability of these patents and determine in each case whether we must negotiate licenses to incorporate or use implicated technologies in our products. Third parties may claim that our customers or we are directly or indirectly infringing on their intellectual property rights, and we may be found to directly or indirectly infringe on those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. Several lawsuits are currently pending against us involving such claims. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have direct contractual relationships with some of the component, software and applications providers for our products, and as a result, we may not have indemnification, warranties or other protection with respect to such components, software or applications. Furthermore, intellectual property claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenue, business and results of operations may be adversely affected.

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

Subscription accounting guidance applicable to our future Palm webOS products, including the Palm Pre, will result in a significant deferral of associated revenues and related standard costs of revenues.

As required by generally accepted accounting principles in the United States, we will account for the Palm webOS products using a subscription accounting model since we expect to periodically provide new software features free of charge to customers of our Palm webOS products. We will continue to account for our existing products and services in accordance with our current practices. Subscription accounting spreads the impact of the product’s contribution to our overall revenues and cost of revenues over the estimated economic life of the product, which is currently estimated at 24 months. As a result, only a small portion of the revenues and related standard costs of revenues associated with these products will be recognized at the time of shipment and most of the revenues and related standard costs of revenues associated with these products in a given quarter will result from the recognition of deferred revenues and deferred standard costs of revenues relating to these products sold during previous quarters. Certain administrative and other related period costs of revenues will continue to be expensed as incurred.

To the extent our product mix shifts toward a higher concentration of Palm webOS products, a larger portion of our revenues and cost of revenues will be deferred. Comparisons of these Palm webOS revenues and margins with those associated with our historical non-Palm webOS products or with the revenues of competitors that are not subject to subscription accounting may be unfavorable, could be misunderstood by investors and may adversely affect our stock price if investors believe we are not achieving certain financial performance targets. Our Palm webOS product revenues, gross profit and results of operations may continue to be lower than or difficult to compare to our competitors who do not use a subscription accounting model. A decline in sales of these products in any one quarter will not necessarily be fully reflected in the revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to timely adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products may not be fully reflected in our results of operations until future periods. Subscription accounting will also make it difficult for us to rapidly increase our revenue through additional sales of our Palm webOS products in any period, as revenue must be recognized over the applicable subscription term.

Our Palm webOS software platform incorporates open source software.

We incorporate open source software into our Palm webOS software platform and related applications and services, including certain open source code which is governed by the GNU General Public License (GPL), GNU Lesser General Public License (LGPL) and other open source licenses. There is very little case law interpreting the terms and conditions of many of these licenses, and there is a risk that these licenses could be construed in a manner that might impose unanticipated conditions or restrictions on our ability to commercialize our products as we intend. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make certain portions of our proprietary code generally available in source code form (for example, proprietary code that links to certain open source code), re-engineer our products, discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, results of operations and financial condition.

We are subject to general commercial litigation and other litigation claims as part of our operations, and we could suffer significant litigation expenses in defending these claims and could be subject to significant damage awards or other remedies.

In the course of our business, we receive consumer protection claims, general commercial claims related to the conduct of our business and the performance of our products and services, employment claims and other litigation claims. Litigation resulting from these claims could be costly and time-consuming and could divert the attention of management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of consumer, commercial, employment and other litigation increase these risks. We also may be subject to significant damages or equitable remedies regarding the development and sale of our products and operation of our business.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Our executive chairman, Jonathan Rubinstein, is particularly important to our ability to succeed. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity and the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated revenue growth. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our results of operations and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

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

Our future revenues and our results of operations depend substantially on the commercial success of our smartphones, including our Palm Pre and other products that are under development. If revenues from our smartphones fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our results of operations may suffer. For our fiscal quarter ended February 28, 2009, revenues from sales of smartphones and related products constituted more than 85% of our consolidated revenues. The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Recessionary economic conditions have created a challenging environment in the smartphone market including declining average selling prices and increased competition. If we are unable to adequately respond to changes in demand for our products, our revenues and results of operations could be adversely affected. In addition, as our products and product categories mature and face greater competition, and if these recessionary economic conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products or we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations and financial condition.

This reliance on the success of and trends in our industry is compounded by the size of our organization, our focus on smartphones and related products and services and the limited numbers of smartphones we currently have available. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and how to balance among our products. Given the size and undiversified nature of our organization, any error in investment strategy could harm our business, results of operations and financial condition.

We are subject to increasingly stringent laws, standards and other regulatory requirements, and the costs of compliance or failure to comply may adversely impact our business, results of operations and financial condition.

We must comply with a variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, packaging and environmental matters and our products must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured and sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and in severe cases prevent us from selling our products in certain jurisdictions. For example, we are subject to laws and regulations that restrict the use of lead and other hazardous substances and require us as producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. Failure to comply with these and other applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe are found to contain more than the permitted percentage of lead or other restricted substances, it is possible that we could be forced to recall the products, which could result in gaps in supply, substantial replacement costs, contract damage claims from customers, and reputational harm. We are now and expect in the future to become subject to additional laws, standards and other regulatory requirements in the United States, China, Europe and other parts of the world.

As a result of these varying and developing requirements throughout the world, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products and re-designing our products so that they comply with these and the many other requirements applicable to them. We cannot assure you that our costs of complying with and our liabilities arising from current and future health and safety, environmental and other laws, standards and regulatory requirements will not adversely affect our business, results of operations or financial condition.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, results of operations and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and to radio signals from the use of mobile devices. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and that the use of mobile phones poses a health risk. While there has been significant scientific research by various independent research bodies that has indicated that exposure to electromagnetic fields or to radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no adverse effect to human health, we cannot assure you that other studies will not suggest or identify a link between electromagnetic fields or radio signals and adverse health effects or that we will not be the subject of future lawsuits relating to this issue. Adverse factual developments or lawsuits against us, or even the perceived risk of adverse health effects from smartphones or other handheld devices, could adversely impact sales, subject us to costly litigation, or harm our reputation, business, results of operations and financial condition.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management from operating our business and harm our reputation among developer communities. Despite our efforts, we may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable, unenforceable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

We do business in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

We have customers and relationships with suppliers and ODMs in many countries around the world. However, many of these countries do not address to the same extent as the United States misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	injunctions against import by the International Trade Commission;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in or interpretation of tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

We hold a variety of interest bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount if we need liquidity. Maturity dates for these ARS investments range from 2017 to 2052.

The valuation of our investment portfolio, including our investment in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets. Due to continued deterioration during fiscal year 2009, we expect to record additional ARS impairment charges in the fourth quarter and to record additional impairment charges in future quarters.

Our ability to utilize our net operating losses may be limited if cumulative changes in ownership of Palm exceed 50%.

We have substantial U.S. federal income tax net operating loss carryforwards. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. We have exceeded this 50% cumulative change threshold in the period from our initial public offering in 2000. While no prior occurrence had a material adverse effect on our ability to use our net operating losses, exceeding the 50% cumulative change threshold during a time when our capitalization is low could have a more substantive effect. We have not yet determined the amount of the cumulative change in our ownership resulting from our recent offering or certain other transactions. The effect of such transactions on our cumulative change in ownership may limit or otherwise negatively affect the benefits of engaging in financing and other transactions in the future. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating losses in the future. In the event the usage of these net operating losses is subject to limitation and we are profitable, our future cash flows could be adversely impacted due to our increased tax liability.

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

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. Since the beginning of fiscal year 2009, our closing stock price has ranged from $1.42 on December 5, 2008 to $8.98 on February 12, 2009. These fluctuations could continue. Among the factors that could affect our stock price are:

•	the anticipated and actual results of new product introductions;

•	quarterly variations in our operating results;

•	conditions affecting our wireless carrier customers, ODMs and suppliers;

•	litigation or threats of litigation;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us, our customers, our suppliers or our competitors, such as new product announcements, acquisitions or restructurings;

•	actions by institutional stockholders or financial analysts;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Elevation Partners may exercise significant influence over Palm.

As of February 28, 2009, the Series B Preferred Stock and Series C Preferred Stock owned by Elevation and its affiliates are convertible into 38% of our outstanding common stock on an as-converted basis and vote on an as-converted basis with our common stock on all matters other than the election of those directors elected solely by the holders of our common stock. Additionally, Elevation and its affiliates hold warrants to purchase an additional 7.0 million shares of Palm common stock, which, if converted, would bring their ownership percentage to 41% as of February 28, 2009. On March 9, 2009, we exercised our Transfer Right, which resulted in the conversion of 49,000 Series C Units into 15.1 million shares of our common stock and warrants to purchase 3.4 million shares of our common stock. The warrants were delivered to us for cancellation and the shares of common stock were sold to other investors, along with 11.5 million additional shares of our common stock. Elevation used the return of its initial $49.0 million investment from the sale of the 49,000 Series C Units to re-purchase 8.2 million of the newly issued shares at the public offering per share price of $6.00. On an as-converted and an as-exercised basis, the ownership percentage of Elevation and its affiliates after the consummation of this transaction was 34.3%. The voting rights of Elevation and its affiliates on an as-converted basis are capped at 39.9% of the outstanding common stock and Elevation and its affiliates are prohibited from converting their Series B Preferred Stock and Series C Preferred Stock to the

extent such conversion would cause the 39.9% voting limitation to be exceeded. Notwithstanding these voting and conversion limitations, Elevation has the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. Elevation may have interests that diverge from, or even conflict with, those of Palm or its stockholders.

Subject to certain exceptions, Elevation has the right under the terms of an amended and restated stockholders’ agreement between Palm and Elevation, or the Amended and Restated Stockholders’ Agreement, to maintain its ownership interest in Palm.

In addition, the terms of the Series B Preferred Stock and Series C Preferred Stock and the Amended and Restated Stockholders’ Agreement provide that Elevation has the right to designate a percentage of Palm’s board of directors proportional to Elevation’s ownership position in Palm. Currently, Elevation has the right to designate, and has designated, three of the members of our nine-member board as holders of the Series B Preferred Stock and Series C Preferred Stock.

Certain elements of our relationship with Elevation Partners and our executive officers may discourage other parties from trying to acquire Palm.

The ownership position and governance rights of Elevation could discourage a third party from proposing a change of control or other strategic transaction concerning Palm. Of the nine members of our board of directors, three are Elevation designees and two members are executive officers of Palm. These governance arrangements may discourage a third party from pursuing such transactions with Palm. Also, employment arrangements with our executive officers provide for termination benefits, including acceleration of the vesting of certain equity awards if they terminate their employment for good reason or are terminated without cause following a change of control or within three months prior to a change of control of Palm. Further, in connection with certain change of control transactions in which Elevation maintains a beneficial ownership percentage of at least 7.5% of the surviving entity, they are entitled to retain a seat on the board of directors of the surviving entity. As a result of these factors, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Elevation’s ownership interest.

We may not have the ability to finance the mandatory repurchase offer pursuant to the terms of the Series B Preferred Stock and/or the Series C Preferred Stock.

If certain change of control transactions occur, we will be required to make an offer to repurchase up to all of the then outstanding shares of Series B Preferred Stock and, subject to consent from the lenders under the Credit Agreement, Series C Preferred Stock, at the option and election of the holders thereof. We will have the option to pay the repurchase price in cash or, subject to certain conditions, publicly traded shares of the acquiring entity in the change of control transaction. The cash repurchase price per share is 101% of the purchase price plus accrued and unpaid dividends. The repurchase price per share, if paid in publicly traded shares of the acquiring entity, is 105% of the purchase price plus accrued and unpaid dividends. Our failure to pay the repurchase price in respect of all tendered shares for any reason, including the absence of funds legally available for such payment, would require us to pay conditional dividends, which represent a cash dividend at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus 4%, on each share of Series B Preferred Stock and Series C Preferred Stock. Conditional dividends will accrue and cumulate until the date on which we pay the entire repurchase price, and will be payable quarterly. For so long as conditional dividends are accruing, neither we nor any of our subsidiaries may declare or pay any dividends on our common stock, or repurchase or redeem any shares of our common stock. This may adversely affect the rights of our existing stockholders and the market price of our common stock. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent acquisition of us, which could decrease the value of shares of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include a classified Board of Directors and limitations on actions by our stockholders by written consent. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock (including Series B Preferred Stock and Series C Preferred Stock outstanding on an as-converted basis). In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Our Board of Directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock outstanding as of November 6, 2000. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive upon exercise of the rights shares of our common stock, or shares of common stock of an acquiring entity, having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended February 28, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
December 1, 2008—December 31, 2008	4,467	$2.30	—	$—	$219,037,247
January 1, 2009—January 31, 2009	—	—	—	—	$219,037,247
February 1, 2009—February 28, 2009	—	—	—	—	$219,037,247

	4,467		—

(1)	During the three months ended February 28, 2009, Palm repurchased 4,467 shares of common stock at an average price of $2.30 per share. Repurchased shares represent shares of Palm common stock that employees deliver back to Palm to satisfy tax-withholding obligations at the settlement of restricted stock vesting and/or the forfeiture of restricted shares upon the termination of an employee. As of February 28, 2009, a total of 266,000 restricted shares may still be repurchased.
(2)	In September 2006, Palm’s Board of Directors authorized a stock buyback program for Palm to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended February 28, 2009, no shares were repurchased under the stock buyback program. As of February 28, 2009, $219.0 million remains available for future repurchase.

Item 6.	Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.					X

3.6	Certificate of Designation of Series C Convertible Preferred Stock.					X

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.3*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.4*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.5*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.6	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.7*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.8*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.9*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.10*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.11*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.12*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.13	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.14	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.15	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.16	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.17	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.18	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.19	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.20	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.21	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.22	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.24*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.25**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.26	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.27	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.28	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.					X

10.29	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.					X

10.30	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.31	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.32*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.33*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.34*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.35*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.36*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.37*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.38	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.39*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.40	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.41	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.42	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.43*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.44*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.45	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.46	Tranche B Term Note, dated as of January 5, 2009.					X

10.47	Revolving Note, dated as of January 5, 2009.					X

10.48	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.					X

10.49*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.					X

10.50	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.					X

10.51	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc.
(Registrant)

Date: April 3, 2009	By:	/s/ DOUGLAS C. JEFFRIES
Douglas C. Jeffries
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.					X

3.6	Certificate of Designation of Series C Convertible Preferred Stock.					X

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4 and 3.5 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.2*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.3*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.4*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.5*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.6	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.7*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.8*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.9*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.10*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.11*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.12*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.13	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.14	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.15	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.16	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.17	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.18	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.19	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.20	First Amendment of Purchase and Sale Agreement and Escrow Instructions, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.21	Second Amendment of Purchase and Sale Agreement and Escrow Instructions, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.22	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.23*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.24*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.25**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.26	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.27	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.28	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.					X

10.29	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.					X

10.30	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.31	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.32*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.33*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.34*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.35*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.36*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.37*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.38	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.39*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.40	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.41	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.42	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.43*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.44*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.45	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.46	Tranche B Term Note, dated as of January 5, 2009.					X

10.47	Revolving Note, dated as of January 5, 2009.					X

10.48	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.					X

10.49*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.					X

10.50	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.					X

10.51	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.