Form 10-K
period 2009-05-29
PALM INC
filed 2009-07-24
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended May 29, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act)  Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on November 28, 2008, as reported by the Nasdaq Global Select Market, was approximately $119.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 26, 2009, 140,187,212 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s proxy statement relating to the 2009 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended May 29, 2009, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Palm, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2009*

*	Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

We may make statements in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding: mobile products and the mobile product market; our leadership position in mobile products; our market share; our ability to grow our business; our revenue, gross margins, operating income, operating results, profitability and cash flows; our corporate strategy; growth in the smartphone market; consumer demand for, and the drivers of consumer demand for, mobile devices; capitalizing on industry trends and dynamics; economic trends and market conditions; international, political and economic risk; the development and introduction of new products and services; our product offerings and delivery of sophisticated product functionality; our ability to develop and be identified with innovative, easy-to-use mobile products; our ability to respond to customer needs; our customer-focused design approach; customer loyalty and connections to the Palm brand; our ability to create customers’ preference for our products; acceptance of our smartphone products; market demand for our products; pricing and average selling prices for our products; competition and our competitive advantages; the resources that we and our competitors devote to development, promotion and sale of products; our expectations regarding our product lines; the ability of Palm webOS to support a multi-year roadmap of mobile devices and services; the ability of Palm webOS to be a key differentiator and competitive advantage; the importance of owning and integrating the operating platform and device hardware; our product mix; our ability to broaden and expand our wireless carrier relationships; revenue and credit concentration with our largest customers, including Sprint; concentration of bad debt risks and allowances for doubtful accounts; our ability to cause application providers to provide applications for our products; the ability of developers to easily develop products and services to complement Palm webOS; the filing of patent applications and issuance of patents; the proliferation of companies acquiring or developing patents to assert offensively; laws, standards and other regulatory requirements and their application to our business; royalty obligations; inventory, channel inventory levels and inventory valuation; repair costs; rights of return; rebates and price protection; product warranty accrual and liability; our forecasted product and manufacturing requirements; seasonality in sales of our products; the adequacy of our properties, facilities and operating leases and our ability to secure additional space; our tax strategy; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements and debt service or repayment obligations; the necessity or advisability of seeking additional funding; the effects of expansion; acquisition opportunities and our evaluation of such opportunities; our stock repurchase plans; impairment charges in connection with our investments in auction rate securities; the liquidity of, holding periods for and our ability and intent to hold our auction rate securities; the completion of restructuring actions; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; our use of options, restricted stock and restricted stock units; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation Partners, L.P.; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; accounting for Palm webOS products and for mature products; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” on page 12 herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Palm, Palm webOS, Palm OS, Palm Pre, Treo, Centro, Foleo, Mojo, Synergy and Touchstone are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

Part I

Item 1.	Business

Business Summary

Palm, Inc. is a provider of mobile products that enhance the lifestyle of individual users and business customers worldwide. Palm creates thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share information that matters to them most and manage their daily lives on the go. Palm’s products for consumers, mobile professionals and businesses currently include Palm Pre™, Treo™ and Centro™ smartphones, as well as software, services and accessories. Palm products are sold through select Internet, retail, reseller and wireless operator channels throughout the world, and at Palm online stores.

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

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system, or OS, business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, we acquired Handspring, Inc., and changed our name to palmOne, Inc.

In connection with our spin-off of PalmSource, Palm Trademark Holding Company, LLC, or PTHC, was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, we acquired PalmSource’s interest in PTHC, including the Palm trademark and brand. In July 2005, we changed our name back to Palm, Inc., or Palm.

In October 2007, we sold shares of series B redeemable convertible preferred stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P, or Elevation. We utilized these proceeds, along with existing cash and the proceeds of new debt, to finance a one-time cash distribution to stockholders of record as of October 24, 2007, or the Recapitalization Transaction.

In January 2009, we sold units, or the Series C Units, to Elevation, each of which consists of one share of our series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of Palm’s common stock, or the Detachable Warrants. Elevation purchased additional shares during our underwritten public offering in March 2009. On an as-converted and an as-exercised basis, the Series B Preferred Stock, Series C Preferred Stock, common stock and warrants currently owned by Elevation represented 33% of our voting shares as of May 31, 2009. As of May 31, 2009, Elevation is entitled to designate three members to Palm’s Board of Directors.

Corporate Strategy

Our goal is to establish Palm as a leading global mobile device company. Our current focus is on smartphones, which we define as mobile phones with advanced voice, data and internet capabilities which run complete operating system software that provides a standardized interface and platform for application developers. The market for smartphones is expected to grow considerably as consumers replace their voice- centric cell-phones with these full-featured, software-driven mobile devices. We believe that over time we can increase Palm’s share of the growing smartphone market by successfully executing against the following strategic objectives:

•

Differentiate our products through inspiring design and the seamless integration of hardware, software and services to deliver a delightful user experience. We are focused on bringing to market highly innovative, easy-to-use products which create compelling user experiences and lasting consumer connections. We believe that designing, owning and integrating the operating platform and device hardware is the best way to maintain the control and flexibility necessary to deliver the sophisticated functionality that consumers increasingly demand from their mobile devices. Our proprietary Palm webOS™ mobile operating system was built to accommodate complete software and hardware integration, enabling a world-class, differentiated user experience. For business customers who operate in a Windows environment, we strive to differentiate our Windows Mobile products by adding a Palm user interface and Palm shortcuts to enhance the user experience.

•

Develop a robust Palm webOS ecosystem of application developers that provide consumers with a range of products and services to enhance their Palm devices. Palm believes in the power of open platforms and has a rich history of fostering excellent relationships with third-party application developers. We created the first successful open mobile operating system, and we are continuing that tradition with Palm webOS. Palm webOS’ architecture is based on industry-standard web technologies, enabling a broad developer community to create compelling applications. We believe this will enhance our product offerings, and will strengthen customers’ preference for Palm products.

•

Build a brand synonymous with innovative and intuitive mobile devices. In the United States, the Palm brand has widespread recognition and identification with innovative, easy-to-use mobile products. We are focused on strengthening this connection and expanding Palm’s brand recognition in other international markets. We believe we can enhance customer loyalty and establish lasting customer connections to the Palm brand by consistently delivering innovative and easy-to-use products. We also strive to strengthen our brand through marketing, public relations, customer service and support, as well as community involvement. We believe that developing a strong Palm brand is key to establishing market leadership.

•

Maintain a flexible, outsourced business model. Palm leverages relationships with high-quality, third-party manufacturers, technology and service suppliers and wireless carriers to help design, manufacture, distribute and support our products and services worldwide. Working with outsourced manufacturing and supply partners gives us the flexibility to scale our business while limiting our fixed costs and level of capital investment. This outsourced business model also helps us react quickly to changes in the marketplace and allows us to focus on our core competency as a mobile technology and design innovator.

Products and Services

Smartphones

Palm produces smartphones for the consumer and business markets. Our smartphones incorporate Palm’s hallmarks of innovation coupled with powerful simplicity and provide a wide range of productivity tools and personal and entertainment applications. Functionality and features found in all Palm smartphones include:

•	support for Interim Standard 95/CDMA2000/EvDO or GSM/GPRS/EDGE/UMTS/HSDPA mobile telecommunications standards used to transmit voice and data;

•	wireless data applications, such as email, messaging and web browsing;

•	wireless communication capabilities, such as Bluetooth and/or wireless fidelity, or Wi-Fi;

•	multimedia features and productivity software;

•	“instant-on” one-touch access; and

•	non-volatile flash memory that protects stored data.

We distribute our smartphone products to wireless carriers in markets around the world. In some cases we customize our devices to meet individual carrier needs. We also sell non-customized versions of some of our smartphone products through other wireless carriers and distributors worldwide.

Palm webOS—Products, Applications, Services & Accessories

We recently introduced Palm webOS, a new standards-based OS designed exclusively for mobile use. Palm webOS is designed to run on a variety of hardware form factors and is expected to support a multi-year roadmap of mobile devices. Palm webOS supports a number of core capabilities such as contacts, calendar, tasks, memos, phone, browser, e-mail, messaging, camera, photo viewer and audio/video player. In conjunction with Palm webOS, services are offered which are delivered over-the-air including software updates, back-up and restore of certain data, remote erase of a device and access to the applications catalog. Palm webOS enables the following functionality which we believe differentiates it from other operating systems used for mobile devices:

Palm Synergy™—the user’s calendar, e-mail, contacts and messaging applications each offer a “synergy” view which shows aggregated information pulled over-the-air from different locations including corporate applications such as Microsoft Office Outlook and web sources such as Google and Facebook.

Applications multitasking—allows the user to keep multiple applications open at the same time, and to easily navigate from one to another.

Universal search—automatically narrows a user’s typed search and offers results from both the device and the web.

Unobtrusive notifications—a scrolling notification bar lets the user decide to address or dismiss incoming e-mail, messages, calendar items or phone calls.

Palm webOS was designed as an open platform to encourage third-party developers to make their applications available to Palm users. Palm webOS applications are written using Palm Mojo™, an application framework based on HTML5, CSS, and JavaScript standards. These standards are familiar to a broad ecosystem of application developers, allowing them to easily develop products and services to complement Palm webOS.

The applications catalog is an on-device application library from which users can download Palm webOS applications over-the-air onto their device. We are still developing the full functionality of the applications catalog. We believe the Palm user experience is enhanced by the creativity of the developer community building on the powerful Palm webOS platform.

The Palm Pre is the first Palm smartphone to run on Palm webOS. The Palm Pre integrates Palm webOS software and Palm’s internally-designed hardware to optimize device performance and the user experience. Some of Palm Pre’s main features include high-speed connectivity (EvDO Rev. A or UMTS HSDPA), Wi-Fi 802.11 b/g, a slide-out QWERTY keyboard, a 3.1-inch touch screen, a “gesture area” where users make simple, intuitive gestures for navigation, a high-performance web browser, a 3-megapixel camera with LED flash, 8GB (approximately 7GB available to user) of internal storage, a MicroUSB connector with USB 2.0 Hi-Speed, proximity and light sensors and an accelerometer which automatically orients web pages and photos to the user’s perspective. The Palm Pre was made available to consumers through Sprint in the United States in June 2009, and will be available through Bell Mobility in Canada and Telefonica in Europe by the end of calendar year 2009. Palm Pre accessories such as the Touchstone™ charging kit, vehicle power adapters and carrying cases are also available for purchase.

Windows Mobile OS—Products, Applications & Accessories

Palm targets certain business customers with its Windows Mobile-based Treo Pro smartphone, introduced in August 2008. The Treo Pro provides an integrated Palm and Windows Mobile 6.1 solution for businesses that have standardized their operations on Microsoft software. The Treo Pro offers Microsoft Direct Push Technology, Microsoft System Center Mobile Device Manager, client support and access to applications available for Windows Mobile. The Treo Pro also offers Palm-designed enhancements to the Windows Mobile platform including user-interface enhancements, a voicemail indicator, integrated GPS and one-button access to e-mail, calendar and Wi-Fi. The Treo Pro is currently available through a wide range of wireless carriers and distributors around the world. An unlocked version of Treo Pro is available for sale through Palm.com and other retail outlets. Treo Pro add-ons and accessories such as memory expansion cards, micro USB cables and Treo Pro Stylus packs are available for purchase. A variety of third-party Windows Mobile based applications are also available for download through Palm.com and other channels.

Palm OS®—Products, Applications & Accessories

The Centro smartphone was introduced in September 2007 and is the last Palm smartphone to run on the legacy Palm OS which was licensed by Palm from ACCESS Systems Americas, Inc. (formerly PalmSource, Inc.). This popular device continues to be available for sale through a wide range of wireless carriers and retail channels in the United States and various international markets. Centro add-ons and accessories including wireless headsets, power chargers and desktop cradles are also available for purchase. A variety of third-party Palm OS-based applications are also available for download through Palm.com and other channels.

Handheld Computers

Palm offers ongoing customer support to owners of its Palm handheld computers. A limited number of Palm handheld computers continue to be available for sale through various retail channels and distributors. However we no longer manufacture these devices.

Competition

Competition in the mobile device market is intense and characterized by rapid change and complex technology. The principal competitive factors affecting the market for our smartphones are access to sales and distribution channels, price, product quality and differentiation and time to market. These factors are influenced by styling, usability, functionality, features, OS, brand, marketing, availability of third-party software applications and customer and developer support. In addition, we believe that owning and integrating the operating platform and device hardware is necessary to deliver the sophisticated functionality that consumers increasingly demand from their mobile devices, and is thus becoming an increasingly important competitive factor.

Consumers often assess many different types of mobile devices before making the decision to purchase a smartphone. Given this, we also consider mobile products such as pen-and keyboard-based devices, converged voice/data devices, laptop computers and netbooks to be competitive products. Our principal competitors in the mobile handset and smartphone market include Apple, Asustek, High Tech Computer, or HTC, LG, Motorola, Nokia, Pantech, Personal Communications Devices, or PCD, Research in Motion, or RIM, Samsung and Sony-Ericsson. In addition, our products compete for a share of disposable income and business spending on consumer electronic and telecommunications products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices and other such devices.

Some of our competitors, such as Asustek, PCD and HTC, produce smartphones as wireless-carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra mobile personal computers and laptop computers with wide area network or data cards and voice over IP, or VoIP, and Wi-Fi phones with VoIP.

We believe we compete favorably with respect to some or all of the competitive factors affecting the mobile device market.

Sales and Marketing

Our products are sold through wireless carriers, distributors, retailers and resellers. We also sell our products, as well as select third-party products, through Palm.com.

For our smartphone products, wireless carriers collectively represent our largest sales channel, particularly in North America. Wireless carriers sell our devices directly to their customers and may also choose to make our products available through retail channels. We also sell smartphones through distribution partners, particularly in Asia Pacific, Canada, Europe and Latin America where the distributors may customize our products for each country or region. These wireless carriers and distributors have a strong influence over the visibility and promotion of our products. Our end users often choose their smartphones based on what their chosen wireless carrier offers, and rely on the carrier for wireless access, complementary applications, accessories and other carrier-provided services. We have worked to develop strong relationships with a variety of wireless carriers around the world, including AT&T, Sprint Nextel and Verizon Wireless in the United States, Telefonica/02 and Vodafone in Europe, America Movil in Latin America, Bell Mobility in Canada, and Telstra in the Asia Pacific region. We work with wireless carriers in different ways, depending on each wireless carrier’s unique requirements. Some of these relationships include product customization for the wireless carrier’s network, systems integration and/or joint marketing and sales. Other wireless carriers typically purchase non-customized smartphones either from us directly or from a Palm-approved distributor. We have entered into master purchase agreements with wireless carriers who buy products directly from us. These generally include provisions on placing purchase orders, delivery and payment terms, product requirements, marketing and training activities, warranty, repair services and technical support, indemnification and other terms that are customary for purchase arrangements. In conjunction with some of our wireless carrier partners, we sometimes offer mail-in rebates for our smartphones to improve our competitive position in the marketplace.

We have dedicated wireless carrier account teams for our largest wireless carrier customers by region. These teams are responsible for selling our products to those wireless carriers and ensuring certification on their networks. These teams also provide sales, marketing, training and technical support to help those wireless carriers sell Palm smartphones through their retail and business channels.

We also have sales teams dedicated to selling our smartphone products to business customers. These dedicated teams educate and train wireless carrier and distributor business-to-business representatives on the advantages of Palm smartphones and also work with business customers directly.

We build awareness of our products and brands through select Palm marketing and marketing with wireless carriers and other distributors. To do so, we employ methods such as advertising, product placements, public relations efforts, in-store promotions and merchandising and retail and online advertising. We engage in direct marketing through mailings, email and promotions to users in our customer database. We also receive feedback from our end users and our channel customers through market research. We use this feedback to refine our product development efforts and to develop strategies for marketing our products.

Customers

In fiscal years 2009, 2008 and 2007, our largest customers represented the following percentages of consolidated revenues, respectively:

•	Sprint Nextel Corporation represented 43%, 41% and 24%;

•	Verizon Wireless represented 17%, 13% and 18%; and

•	AT&T Inc. represented 8%, 11% and 14%.

AT&T Inc., Sprint Nextel Corporation and Verizon Wireless are wireless carriers in the United States.

Customer Service and Support

For our smartphone products in the United States, our wireless carrier partners generally handle first-line support and in some cases offer in-store assistance with the smartphone set-up process. For our smartphone products outside the United States, handhelds and escalation support, customer support is provided by outsourced service providers, as well as our internal customer service personnel. Palm also offers a program to assist customers through the set-up process of certain of our smartphone products using remote control technology. We also offer premium support services for an additional fee to our enterprise customers.

Individual customers have access to a number of self-service tools for general inquiries, technical information and troubleshooting techniques. These include the support pages on Palm.com, the Palm help forums and an Internet-based knowledge library that can be accessed through Palm.com. For Palm webOS products we also offer a mobile, on-device help application. In addition, all of our individual customers can obtain unlimited agent-assisted help through web chat and, for the first 90 days after purchase, customers can receive free agent-assisted telephone support. After 90 days, customers may be subject to a fee for this service.

We provide a limited warranty for 90 to 365 days after the date of purchase, depending on the product. In Europe, we provide a two-year warranty for certain products. We contract with third parties to handle warranty repair.

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

We either create internally or license from third parties the technologies required to support product development. Our internal staff includes engineers of many disciplines, including software engineers, electrical engineers, mechanical engineers, radio specialists, quality engineers and user interface design specialists. Once a product concept is initiated and approved, we create a multi-disciplinary team to complete the design of the product and transition it into manufacturing. We often utilize outsourced manufacturers to manufacture our products after we have internally completed product definition. Our hardware is developed and manufactured by a limited number of contract manufacturers. Although hardware is the most visible aspect of our products, we provide most of the value and differentiation to our products through software development and integration of the software with the hardware. Our software development efforts are aimed at enhancing and extending the platform software and at integrating and innovating application software functionality.

Most of our internal research and development is based at our headquarters in Sunnyvale, California.

Our research and development expenses totaled $177.2 million, $202.8 million and $191.0 million in fiscal years 2009, 2008 and 2007, respectively.

Manufacturing and Supply Chain

A significant portion of our Palm Pre, Centro, Treo and other assembled products are manufactured by outsourced partners, primarily in Taiwan and China. Our outsourced services range from building Palm-designed prototypes to volume manufacturing and include activities such as turnkey material procurement, final assembly, test, packaging and logistics and fulfillment. Distribution centers are operated on an outsourced basis in Illinois in the United States and in Hong Kong and Ireland internationally. In most cases, our manufacturing partners ship products directly to our wireless carrier customers’ distribution centers.

The components that are designed into our products are sourced from various suppliers. Although most components essential to our business are generally available from multiple sources, some of our components, including radio frequency, or RF, components, power management integrated circuits, cameras and certain discrete components are currently obtained from single or limited sources.

Backlog

Most wireless carriers purchase our smartphones through negotiated contracts, each of which is unique. Wireless carrier purchase terms vary; however, order cancelations are generally not authorized or carry penalties. Smaller wireless carriers typically purchase non-customized product through distributors.

The backlog of firm orders on our smartphone products was $356.6 million, $237.5 million and $184.7 million as of May 31, 2009, 2008 and 2007, respectively.

Seasonality

Historically, we have seen evidence of seasonality with sales strengthening in the second and fourth quarters of our fiscal year as wireless carriers, distributors and retailers purchase product in anticipation of the December holiday selling season and the Mother’s Day, Father’s Day and graduation selling seasons, respectively.

Intellectual Property

We rely on a combination of know-how, patents, trademarks and copyrights, as well as trade secret laws, confidentiality procedures and contractual restrictions to protect our intellectual property rights. We invest strategically in our intellectual property portfolio in order to support our continued innovation, deliver compelling products to our customers and build the overall value of our company and brand.

We continue to work on increasing and protecting our rights in our patent portfolio. We grow our patent portfolio through internal development, as well as acquisitions from time to time. While our patents are important to our business, our business is not materially dependent on any one patent. We file domestic and foreign patent applications to support our technology position and new product development, and we have over 1,650 patent assets (patents and patent applications) worldwide. Patents typically expire 20 years from the filing date subject to adjustments by certain countries’ patent offices. Patents relating to the mobile devices industry are being issued and new patent applications are being filed with increasing regularity. As a result, there are many patents and related rights that may affect our products. In addition, new and existing companies are increasingly engaging in the business of acquiring or developing patents to assert offensively against companies such as Palm. This trend increases the likelihood that we will be subject to allegations and claims of infringement. We have been named in several patent infringement lawsuits to date, some of which are described in greater detail in Item 3, Legal Proceedings. In addition, as is common in our industry, we obtain indemnification from and agree to indemnify certain third parties for alleged patent infringement.

We own, directly or indirectly, a number of trademarks, including the PALM mark and certain PALM-formative marks as well as the TREO, CENTRO and TOUCHSTONE marks. We have registrations or pending applications for registration for such marks in the United States and other jurisdictions. In connection with our acquisition of PalmSource’s interest in PTHC, we provided a four-year transitional license to PalmSource for certain marks containing the word or letter string “palm”, including PALM OS. This license expired in May 2009. We are working to increase and protect our rights in our trademark portfolio, which is important to our value, reputation and branding.

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

and Windows Mobile from Microsoft. We also license a variety of third-party technologies, including conduit software that allows for synchronization with Outlook, encryption technology and radio technology, as well as access to a variety of other software and services from web properties such as Amazon, Google, Facebook, YouTube, Yahoo, and MySpace. Changes to such web properties, their business models or to such companies’ relationship with Palm could result in changes to the software and services offered by Palm.

Consistent with our efforts to maintain the confidentiality and ownership of our trade secrets and other confidential information and to protect and build our intellectual property rights, we generally require our employees, consultants, customers, manufacturers, suppliers and other persons with whom we do or may do business, to execute confidentiality agreements and invention assignment agreements, if applicable, upon commencement of a relationship with us. Such agreements typically extend for a period of time beyond termination of the relationship.

Regulatory Matters and Product Certifications

All of our devices must receive approval from relevant governmental agencies, such as the Federal Communications Commission, or FCC, in the United States, prior to initial launch. Our smartphones are also typically required to pass individual wireless carrier certification requirements before they may be operated on a wireless carrier’s network. In addition, our devices may require certification from various standard-setting bodies around the world. We have established an internal certification team and wireless carrier certification processes, including early testing, to facilitate our ability to meet these certification and standards requirements.

We are subject to various regulations governing health, product safety, materials usage, packaging and environmental impacts in the various countries where our products are manufactured and/or sold. Palm’s compliance department works with a variety of certification bodies including, but not limited to, the FCC, Industry Canada, or IC and the Bluetooth Special Interest Group, or BT SIG.

Our products are also subject to laws and regulations restricting the use of certain materials and which may require us to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful lives. Environmental regulations or standards which we adhere to include Restriction of Hazardous Substances, or RoHS, USA Packaging Regulations, Mandatory and Voluntary Energy Efficiency Regulations and Energy Star guidelines.

Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no material effect on our capital expenditures, earnings or competitive position. In the future, increasingly stringent laws, standards and other regulatory and certification requirements could affect our ability to launch new products or continue to sell existing products and could cause us to incur additional costs to comply.

Employees

As of May 31, 2009, we had a total of 939 employees, of whom 111 were in supply chain, 517 were in engineering, 177 were in sales and marketing and 134 were in general and administrative roles. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Fiscal Year End

Our fiscal year ends on the Friday nearest May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2009, 2008 and 2007 each contained 52 weeks.

Product Information

Palm sold products in two product lines through May 31, 2009: smartphones and handheld computers. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2009	2008	2007
Revenues:
Smartphones	$666,329	$1,125,581	$1,250,040
Handheld computers	69,543	193,110	310,467

	$735,872	$1,318,691	$1,560,507

Financial Information about Segments

Palm operates in one reportable segment which develops, designs and markets mobile products as well as related add-ons and accessories as follows (in thousands):

	Years Ended May 31,
	2009	2008	2007
Revenues	$735,872	$1,318,691	$1,560,507
Net income (loss)	(732,188)	(105,419)	56,383

	May 31,
	2009	2008	2007
Total assets	$643,236	$1,180,262	$1,548,002

Financial Information about Geographic Areas

Our headquarters and most of our operations are located in the United States. We conduct our sales, marketing and customer service activities throughout the world. Geographic revenues information is based on the location of the customer. For fiscal years 2009, 2008 and 2007, no single country outside the United States accounted for 10% or more of total revenues (in thousands):

	Years Ended May 31,
	2009	2008	2007
Revenues:
United States	$613,944	$1,043,161	$1,174,265
Other	121,928	275,530	386,242

	$735,872	$1,318,691	$1,560,507

	May 31,
	2009	2008	2007
Land held for sale, property and equipment, net (in thousands):
United States	$30,792	$38,638	$95,370
Other	375	998	1,264

	$31,167	$39,636	$96,634

Available Information

We make available free of charge through our website, http://investor.palm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the

Securities and Exchange Commission, or SEC. These reports may also be obtained without charge by contacting Investor Relations, Palm, Inc., 950 West Maude Avenue, Sunnyvale, California 94085, phone: 1-408-617-8825, email: investor.relations@palm.com. Our Internet website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. The public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information that we file or furnish electronically with them at http://www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the risks described below and the other information in this Form 10-K. The business, results of operations, operating cash flows or financial condition of Palm could be seriously harmed and the trading price of Palm common stock may decline due to any of these risks.

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

Our operating results are difficult to forecast. Our future operating results may continue to decline or fluctuate significantly and may not meet the expectations of our investors. If this occurs, the price of our stock will likely decline. Many factors may cause further decline or fluctuations in our operating results including, but not limited to, the following:

•	introduction and market acceptance of new products and services;

•	loss or failure of wireless carriers or other key sales channel partners;

•	quality issues with our products;

•	the liquidity and resources that we have to support our business;

•	changes in general economic conditions and specific market conditions;

•	competition from other smartphones or other devices;

•	life cycles of our existing product lines;

•	the effects of anticipated and actual introduction of new products and services on our existing product lines;

•	changes in consumer, business and wireless carrier preferences for our products and services;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending;

•	failure by our third-party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add or replace third-party manufacturers or suppliers in a timely manner;

•	a diminished market presence and decline in sales outside of the United States;

•	seasonality of demand for some of our products;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	excess inventory or insufficient inventory to meet demand;

•	growth, decline, volatility and changing market conditions in the markets we serve; and

•	litigation brought against us.

Any of the foregoing factors could have an adverse effect on our business, operating cash flows and financial condition.

If we fail to develop and introduce new products and services successfully and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable quality, prices and terms, or if the effort of migrating from existing products and services to new products and services is considered to be excessive by end users, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately ramp production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not gain traction in the market at all or at anticipated levels.

As we introduce new or enhanced products or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers’ demand, possible product and technology defects and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the exclusivity of our product innovation, straining relationships with our partners and/or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to newer products or the integration of newer technology into new or existing products could adversely affect our business, operating cash flows and financial condition.

We are substantially dependent on our Palm webOS mobile platform that we include in our devices; that operating system faces significant competition and may not be preferred by our wireless carrier partners or end users.

In the first quarter of fiscal year 2010, we launched Palm Pre, our first smartphone based on our new Palm webOS mobile platform. We expect Palm webOS to be the cornerstone of our product roadmap and the services that we provide. We also expect Palm webOS to be a key differentiator and competitive advantage for us, much as the Palm OS has been for us historically. However, as Palm webOS is a new OS, we do not yet have the experience with Palm webOS to determine its commercial viability or sustainability. We also have not had the advantage of working with and refining the OS over a long period of time, especially under commercial conditions. Because Palm Pre is our first product based on Palm webOS and comes at a time when revenues from most of our legacy products are declining, our business will be dependent on Palm Pre until we can diversify our product portfolio. The importance of Palm webOS and Palm Pre to our business substantially magnifies the risks expressed throughout this “Risk Factors” section with respect to our products and our business.

While we are substantially dependent on Palm webOS products, we continue to offer smartphones based on the Palm OS and Windows Mobile OS. However, these operating systems do not provide us with the same benefits as a proprietary OS, such as Palm webOS, in terms of control and opportunity to differentiate. Moreover, our licenses to the Palm OS and Windows Mobile OS are subject to the terms of the agreements we have with ACCESS Systems Americas and Microsoft, respectively. We would not have access to these operating systems if we were to breach the license agreements and cause our licensors to terminate our licenses. Furthermore, although ACCESS Systems and Microsoft offer some level of indemnification for damages arising from lawsuits involving their respective operating systems and from damages relating to intellectual property infringement caused by such operating systems, we could still be adversely affected by a determination adverse to our licensors, product changes that may be advisable or required due to such lawsuits or the failure of our licensors to indemnify us adequately.

There is significant competition from makers of smartphones that differentiate their products in part through alternative OS software. A number of competitors offer alternative Windows Mobile OS products. Google is heading a group that has introduced the Android OS for which certain of our competitors are developing products. The LiMo Foundation is another consortium that is developing a Linux-based mobile OS. Other competitors have or are developing proprietary operating systems, including Apple’s OS X, Nokia’s Symbian OS, RIM’s Blackberry OS and various Linux-based operating systems. Still other competitors, such as Samsung and LG, are developing products that have a combination of keyboards, touchscreens and advanced media functionality that compete with smartphones like ours and that use proprietary and other alternative operating systems. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments and our existing and potential customers and end users. Moreover, some of our largest customers, including Verizon Wireless (a venture of Verizon Communications and Vodafone Group) and AT&T, have joined the consortiums developing or indicated their support for rival operating systems, including the LiMo Foundation and Android, respectively. Wireless carriers may demonstrate a preference for rival operating systems, thereby giving preference to our competitor’s products and making acceptance of our products more difficult among our key wireless carrier partners. In addition, this could require us to raise the performance and differentiation standards for the operating systems that we offer in order to remain competitive.

We cannot assure you that Palm webOS or the operating systems we license will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If Palm webOS or the operating systems that we license in our current or future products do not continue to be competitive, our revenues and operating cash flows could be adversely affected.

Our products may contain errors or defects, which could result in the rejection or return of our products, damage to our reputation, lost revenues, diverted development resources and increased service costs, penalties, duties to repair, warranty claims and litigation.

Our products are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for 90 to 365 days after the date of purchase, depending on the product. In Europe, we are required in some countries to provide a two-year warranty for certain defects. In addition, certain of our master purchase agreements with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the wireless carrier to return or obtain credits for products in inventory or to cancel outstanding purchase orders.

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile devices market, and we have a history of frequently introducing new products. Products and software as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products and software may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage claims, penalties, duties to repair, litigation and recalls and jeopardize our relationship with wireless carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers and warranty claims and litigation which could harm our business, operating cash flows and financial condition.

We recently launched Palm webOS. We have not had the opportunity to work with or refine Palm webOS nor has it been subject to commercial use for a substantial period of time. Given the nature of software, particularly OS software, we cannot be certain that it will be free of software defects or bugs. Early detection of such defects or bugs by us could delay the launches of future Palm smartphone products, and detection of defects or bugs after such products have been launched could result in the rejection of our products, damage claims, litigation and recalls, jeopardize our relationship with wireless carriers and adversely affect our business, operating cash flows and financial condition.

Current recessionary economic and financial market conditions, as well as our continued investment in our corporate transformation, have had and will continue to have a negative effect on our liquidity. We may need or find it advisable to seek additional funding which may not be available or which may result in substantial dilution to the value of our common stock. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. Inadequate liquidity could adversely affect our business operations in the future.

We require substantial liquidity to continue spending to support product development, production and launches, to implement cost savings and restructuring plans, to meet scheduled debt and lease payment requirements and to run and expand our regular business operations. Although we currently believe that we have sufficient cash, cash equivalents and short-term investments to meet our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008. Our actual level of losses during our last fiscal year were unanticipated 12 months ago and have resulted in decreases in our cash, cash equivalents and short-term investment balances. Our cash, cash equivalents and short term investments balance was $255.1 million at the end of fiscal year 2009. In addition, our operating cash flows in fiscal year 2010 will be very dependent on a limited number of relatively new products.

If our liquidity continues to diminish, we may reach the point at which we operate at or close to the minimum cash levels necessary to support our current business operations, and we may be forced to reduce spending, research and development activities, marketing activities and other programs that are important to the future success of our business including growing our business domestically and internationally. In addition, if our liquidity substantially decreases, it may affect our business relationships with our customers and/or our suppliers who may seek more restrictive payment terms, assurances regarding our ability to meet our obligations and to sustain regular business operations and other concessions. If this were to happen, our need for cash resources would be intensified.

Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the sustained commercial success of Palm Pre;

•	the timely launch and commercial success of future products based on our Palm webOS;

•	the level of continuing sales of our Treo and Centro smartphones; and

•	our ability to manage operating expenses and capital spending and successfully manage our growth.

If our liquidity continues to diminish or to fund growth opportunities, we may find it necessary or advisable to seek additional funding. Our corporate credit rating may make it difficult to obtain funding in the securities and credit markets as well as under our existing credit facilities. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our existing common stock and other equity securities and cause the market price of our common stock to fall. The issuance of additional debt or incurrence of borrowing could impose restrictive covenants in addition to those to which we are already subject under our existing credit facility, which could impair our ability to engage in certain business transactions.

Uncertainty and adverse changes in the economy could adversely affect our business and operating cash flows.

The current recessionary economic conditions and the possibility of consolidations or bankruptcies of companies have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and a decrease in consumer confidence. The current recessionary economic conditions began during fiscal year 2008 and worsened during fiscal year 2009. We do not believe it is likely that these adverse economic conditions will improve significantly in the near term.

Because our products compete for a share of consumer disposable income and business spending, continued economic distress and uncertainty may reduce the purchasing power or influence the buying decisions of our customers and end users, which could decrease the number of products we are able to sell. Furthermore, as a result of the tightening of the credit markets, we may have increased exposure to material losses from bad debts. Key suppliers may become insolvent or may be unable to obtain credit to finance the development or manufacture of components under terms that are acceptable to us, or at all, which could result in delays in the delivery of our products and/or increased costs to us. As a result, these recessionary economic conditions and related factors, many of which are beyond our control, may adversely affect our business and operating cash flows.

The market for our products is volatile, and failure to adjust to changing market conditions or inability to scale our business may adversely affect our business, operating cash flows and financial condition, particularly given our size, limited resources and lack of diversification.

Our future operating cash flows depend substantially on the commercial success of smartphones in general and our smartphones in particular, including Palm Pre and products that are under development. For fiscal year 2009, revenues from sales of smartphones and related products constituted more than 90% of our consolidated revenues. If revenues from our smartphones fail to meet expectations, our other revenue sources will likely not be able to compensate for this shortfall and our operating cash flows may suffer. The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Recessionary economic conditions have created a challenging environment in the smartphone market including declining average selling prices and increased competition. If we are unable to adequately respond to changes in demand for our products, our operating cash flows could be adversely affected. In addition, as our products and product categories mature and face greater competition, and if these recessionary economic conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products or we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, operating cash flows and financial condition.

This reliance on the success of our industry and trends in our industry is compounded by the size of our organization, our focus on smartphone-related products and services and the limited number of smartphone product lines we currently have available. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and how to manage product life cycles and support among our products. Given the size of our organization and undiversified nature of our product lines, if our Palm Pre or other new products do not generate substantial market success and revenues or if we otherwise do not appropriately invest our resources, our business, operating cash flows and financial condition could be adversely affected.

Furthermore, as we attempt to grow our business both domestically and internationally, we will need to be able to scale our operations and infrastructure to support those efforts. Expansion will increase the complexity of our business and place a significant strain on our management, operations and financial and other resources. If we are unable to scale our operations and infrastructure effectively, as a result of capital requirements or otherwise, our results of operations, operating cash flows and financial condition, as well as our ability to remain competitive in the smartphone market, may be adversely affected.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share, and our business, operating cash flows and financial condition would be adversely affected.

The markets for our products are highly competitive, and we expect increased competition and pressure on our average selling prices in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter these markets or increasingly expand and market their competitive product offerings or both.

Some of our competitors may devote greater resources to the development, promotion and sale of their products than we do. They may have lower costs and/or be better able to withstand lower prices in order to gain market share at our expense. They may be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the smartphone market and gain market share. These competitors may also bring with them customer loyalties, which may limit our ability to compete despite superior product offerings.

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

Our devices compete with a variety of mobile devices. Our principal competitors in the mobile handset and smartphone market include Apple, Asustek, HTC, LG, Motorola, Nokia, Pantech, PCD, RIM, Samsung and Sony-Ericsson. In addition, our products compete for a share of disposable income and business spending on consumer electronic and telecommunications products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices, netbooks and other such devices.

Some of our competitors, such as Asustek, HTC and PCD, produce smartphones as wireless-carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra-mobile personal computers and laptop computers with wide area network or data cards with VoIP, and WiFi phones with VoIP.

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

Successful new product introductions or enhancements by our competitors could cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, reduced demand for our products and services, increased expenses, reduced margins and loss of market share. Failure to compete successfully against current or future competitors could harm our business, operating cash flows and financial condition.

We are highly dependent on wireless carriers for the success of our smartphone products.

The success of our business strategy and our smartphone products is highly dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. Wireless carriers control which products to certify on their networks, offer to their customers and promote through price subsidies and marketing campaigns. Given the increased competition and price sensitivity in the smartphone market, wireless carrier and distributor price subsidies are essential to the success of our products and our ability to compete. Moreover, if wireless carriers move away from subsidizing the purchase of smartphones, this could significantly reduce the sales or growth rate of sales in our industry. The marketing dollars and efforts contributed by wireless carriers to advance and support our products are very important as we compete with limited capital resources against better-funded companies.

We cannot assure you that we will be successful in establishing new relationships or maintaining or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our smartphone products. Additional factors that are largely within the control of wireless carriers, but which are important to the success of our smartphone products, include:

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

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such wireless carriers. While flat data pricing helps customer adoption of the data services offered by wireless carriers and therefore highlights the advantages of the data applications of our smartphone products, such plans may not allow our smartphones to contribute as much average revenue per user to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the wireless carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and operating cash flows could be adversely affected.

Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our operating cash flows and financial condition. Moreover, we do not have agreements with some of the wireless carriers with whom we do business internationally and, in some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the wireless carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our operating cash flows could be harmed.

In some cases, we may enter into exclusive relationships with wireless carriers to sell our products within a particular territory. In the case of Palm Pre, Sprint will have exclusive distribution rights in the United States for a limited period of time. Although there are benefits from exclusive arrangements, such arrangements eliminate our ability to make the products subject to the exclusivity period available through other wireless carriers during the exclusivity period, and may initially limit the sales of such products as a result.

Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to develop on a timely basis smartphone products that meet wireless carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those wireless carriers may choose to emphasize similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, operating cash flows and financial condition.

Wireless carriers, who control most of the distribution and sale of and virtually all of the access for smartphone products, could commoditize smartphones, thereby reducing the average selling prices and margins for our smartphone products. In addition, if wireless carriers move away from subsidizing the purchase of smartphone products, this could significantly reduce the potential sales or growth rate of sales of smartphone products. These effects could have an adverse impact on our business, operating cash flows and financial condition.

We are dependent on a concentrated number of significant customers and the loss or credit failure of any of those customers could have an adverse effect on our business, operating cash flows and financial condition.

Our largest customers represented 60% of our revenues during fiscal year 2009, 65% during fiscal year 2008 and 56% during fiscal year 2007. We determine our largest customers in terms of revenues to be those who individually represent 10% or more of our total revenues for the year. We expect this trend of revenues concentration with our largest customers, particularly with wireless carriers, to continue, and at times increase, primarily due to our launch of multiple smartphone products with Sprint. During fiscal year 2009, revenues from Sprint represented approximately 43% of our total revenues. We expect in the near term to continue to experience high levels of revenue concentration with Sprint. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, operating cash flows and financial condition. Our ability to find new or replace large customers is necessarily limited due to the limited number of wireless carriers in many territories, including the United States which is the country where we generate the majority of our revenues.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 72% of our accounts receivable at the end of fiscal year 2009 compared to 61% of our accounts receivable at the end of fiscal year 2008 and 63% at the end of fiscal year 2007. We determine our largest customers in terms of outstanding customer accounts to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. At the end of fiscal year 2009, Sprint’s balance represented 46% of our total customer accounts receivable balance. We expect this trend of significant credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, operating cash flows and financial condition.

We could be exposed to significant fluctuations in revenues for our smartphone products based on our strategic relationships with wireless carriers.

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-user demand and inventory levels required by the wireless carriers. As we develop new strategic relationships and launch new products with wireless carriers, our smartphone products-related revenues could be subject to significant fluctuations based on the timing of wireless carrier product launches, wireless carrier inventory requirements, marketing efforts and our ability to forecast and satisfy wireless carrier and end-user demand.

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

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories, liabilities for failure to achieve minimum purchase commitments or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, gross profit and financial condition. For example, in fiscal year 2009, we experienced a decrease in forecasted product sales. As a result, we incurred a net charge to cost of revenues of $16.1 million for purchase commitments with third-party manufacturers in excess of anticipated demand.

We depend on our suppliers, some of which are the sole source and some of which are our competitors, for certain components, software applications and elements of our technology, and our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost-effective basis.

Our products contain software and hardware, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software and hardware are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphones. Some components, such as RF components, power management integrated circuits, cameras and certain discrete components are currently obtained from single or limited sources. Alternative sources are not always readily available or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some components come from companies with whom we compete and some of our suppliers have significant relationships with our competitors. Under certain circumstances, such as the current recession, our suppliers could refuse to continue to supply all or some of the components that we require for our devices, change the terms under which they supply such components or go out of business. If suppliers are unable or unwilling to supply or meet our demand for components and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our products will be harmed. If our suppliers were to change the terms under which they supply components for our products, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under supply or manufacturing agreements, our business and reputation could be harmed. Furthermore, these contractual remedies may be difficult to enforce against suppliers located outside the United States and we do not have direct, or in some cases even indirect, contractual relationships with some of the component suppliers for our devices. Shortages may affect the timing and volume of production for some of our products as well as increase our costs due to premium prices paid for those components and longer-term commitments to ensure availability of those components. Some of our suppliers may be capacity-constrained due to high industry demand for some components and relatively long lead times to expand capacity.

If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

We license third-party software for use in our products, including the Palm OS and Windows Mobile OS. Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to us in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business and operating cash flows.

We rely on third parties, some of which are our competitors, to design, manufacture, distribute, warehouse and support our products, and our reputation, revenues and operating cash flows could be adversely affected if these third parties fail to meet their performance obligations.

We outsource some of our hardware design and certain software development to third-party manufacturers, some of whom compete with us and some of whom have significant relationships with our competitors. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third-party manufacturers fail to provide quality hardware design or software development, our reputation and revenues could suffer. These third-party designers and manufacturers have access to our intellectual property which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third-party manufacturers at their international facilities. In general our products, including Palm Pre, are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we generally rely on our third-party manufacturers to place orders with suppliers for the components they need to manufacture our products and to track appropriately the shipment and inventory of those components with our orders. If they fail to place timely and sufficient orders with suppliers and appropriately maintain component inventories or if they are unable to change on a timely and cost-effective basis change their orders based on our changing forecasts of demand, our revenues and cost of revenues could suffer. Significant unanticipated fluctuations in demand of our products could result in costly excess production of inventories or additional non-cancelable purchase commitments. Our reliance on third-party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease, economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third-party manufacturers or their suppliers. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. If our third-party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business and operating cash flows could suffer.

These manufacturers could refuse to continue to manufacture all or some of the units of our devices that we require or change the terms under which they manufacture our devices. If these manufacturers were to stop manufacturing our devices, we may be unable to replace the lost manufacturing capacity on a timely basis and our operating cash flows could be harmed. If these manufacturers were to change the terms under which they manufacture for us, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under manufacturing agreements, our business and reputation could be harmed. Furthermore, these contractual remedies may be difficult to enforce against manufacturers located outside of the United States. In addition, many of our contractual relationships are with the manufacturers of our products, and not with component suppliers. In the absence of a contract with the manufacturer that requires it to obtain and pass through warranty and indemnity rights with respect to component suppliers, we may not have recourse to any third party in the event of a component failure.

We may choose or be compelled from time to time to transition to or add new third-party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and our revenues and operating cash flows could be adversely impacted. The learning curve and implementation associated with adding a new third-party manufacturer may adversely impact our revenues and operating cash flows.

We rely on third-party distribution and warehouse services providers to warehouse and distribute our products. Our contract warehouse facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter. Any disruption of distribution facility services could have a negative impact on our revenues and operating cash flows.

As a result of economic conditions or other factors, our distribution and warehouse services providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. With little or no notice, these distribution and warehouse services providers could refuse to continue to provide distribution and warehouse services for all or some of our devices, fail to provide the quality of services and security that we require or change the terms under which they provide such services. Any disruption of distribution and warehouse services could have a negative impact on our revenues and operating cash flows.

Changes in transportation schedules or the timing of deliveries due to shipping problems, wireless carrier financial difficulties, inaccurate forecasts of demand, acts of nature or other business interruptions could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our reputation and operating cash flows could be adversely impacted.

We outsource most of the warranty support, product repair and technical support for our products to third-party providers, which are located around the world. We depend on their expertise, and we rely on them to provide satisfactory levels of service. If our third-party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation and operating cash flows could suffer.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.

In the course of our business, we frequently receive offers to license or claims of infringement of patents held by other parties. For example, given our focus on smartphone products, we have received, and expect to continue to receive communications from holders of patents related to mobile communication standards and other industry standards. We evaluate the validity and applicability of these patents and determine in each case whether we must negotiate licenses to incorporate or use implicated technologies in our products. Third parties may claim that our customers or we are directly or indirectly infringing on their intellectual property rights, and we may be found to directly or indirectly infringe on those intellectual property rights and may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. Several lawsuits are currently pending against us involving such claims. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have direct contractual relationships with some of the component, software and applications providers for our products, and as a result, we may not have indemnification, warranties or other protection with respect to such components, software or applications. Furthermore, intellectual property claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices and, as a result, our revenues, business and operating cash flows may be adversely affected.

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

We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating cash flows.

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

In the past, there have been leaks of proprietary information associated with our intellectual property. We have implemented a security plan to reduce the risk of future leaks of proprietary information; however, we cannot assure you that the security plan will be able to prevent the risk of all leaks of proprietary information. In addition, we may not be successful in preventing those who have obtained our proprietary information through past leaks from using our technology to produce competing products or in preventing future leaks of proprietary information. Even without leaks, our competitors may attempt to copy the look and feel of our products or our Palm webOS, reducing our ability to capitalize on the opportunity of our innovation or increasing our costs to challenge their infringement.

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

We may not be successful in developing the infrastructure for our new applications catalog or establishing content that is attractive to our end users.

We announced in May 2009 that we were developing the infrastructure for a new applications catalog to complement our Palm webOS product offerings. The launch of the applications catalog requires a substantial investment of internal resources for its development, including procurement of the site and its support network, design and implementation of the developer and consumer interfaces and advertising costs. An increase in our online commercial presence may also require significant investment in security measures to ensure that the transmission of confidential data, such as payment information, is secure and that our servers and network are protected from damage due to intruders, computer viruses, earthquakes, power losses, telecommunications failures and similar events. Applications tied to the internet may also require an interface with third parties over which we have no control. If we are not able to successfully develop, launch, support or market the applications catalog on a timely basis, or if necessary third-party interfaces are not available to support the applications, the sales of our Palm webOS products may suffer, we may not be able to generate revenues to offset our implementation costs, and our future business, operating cash flows and financial condition may be adversely affected.

The applications catalog is dependent on the recruitment of third-party software developers to create software that will be attractive to our Palm webOS products’ end users. These third-party software developers may earn revenues when their applications are downloaded by our end users. Because we operate in a competitive market and our applications catalog is still in its early stages with a limited amount of current users, we may not be successful in convincing developers to develop applications for our catalog. Many developers may already have significant relationships with our competitors and may be unwilling to develop applications for Palm webOS products. Further, even if we are successful in recruiting developers, there is no assurance that they will create products that are an attractive complement to our Palm webOS products and will be purchased by our end users. If we are unable to attract customers to our applications catalog, our operating cash flows and financial condition may be adversely affected.

The occurrence or perception of a breach of our security measures or privacy policies, or an inappropriate disclosure of confidential or personal information, could harm our business.

Our Palm webOS and related service offerings rely on the transmission of business-critical, proprietary and confidential information for end users and provide Palm with access to confidential or personal information and data. In addition, information stored in our smartphone products is subject to viruses and security breaches related to wireless data transmission. If the security measures that we or our business partners have implemented are breached or if there is an inappropriate disclosure of confidential or personal information or data, including as a result of a security breach relating to hardware or software, we could be exposed to litigation or regulatory action, possible liability and statutory sanctions. Even if we were not held liable, a security breach or inappropriate disclosure of confidential or personal information and/or data could harm our reputation, and even the perception of security vulnerabilities in our products could lead some customers to reduce or delay future purchases or to purchase competitive products or services. In addition, we may be required to invest additional resources to protect Palm against damages caused by these actual or perceived disruptions or security breaches in the future.

The collection, storage, transmission, use and distribution of user data and personal information could give rise to liabilities or additional costs of operation as a result of laws, governmental regulations and carrier and other customer requirements or differing views of personal privacy rights.

We transmit and store a large volume of personal information in the course of supporting our Palm webOS products and related service offerings. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Government actions are typically intended to protect the privacy and security of personal information and its collection, storage, transmission in or from the governing jurisdiction, use and distribution.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. If we are required to allocate significant resources to modify our Palm webOS service offerings to enable enhanced security of the personal information that we transmit and store, our operating cash flows and financial condition may be adversely affected.

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

Our wireless carrier or other customers may impose different or additional requirements for the collection, storage, processing, and transmittal of user data or personal information in connection with our Palm webOS product and service offerings. If we are required to allocate significant resources to modify our Palm webOS product and service offerings to meet such requirements, we may incur additional costs of operation to meet such requirements and our time to market with various product and service offerings may be adversely affected.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities related to the privacy of personal information. These and other privacy concerns, including security breaches, could adversely impact our business, operating cash flows and financial condition.

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

Our Palm webOS service offerings represent a new service to consumers that we have not provided before. We cannot assure you that we will be able to implement these new services and products successfully, in a timely manner, or at all. If we are unable to deliver this new service or product effectively, or in a way that satisfies our customers and end users, our business and operating cash flows may suffer. Even if we are able to deliver this new service or product effectively, its delivery may require more resources, both financial and otherwise, than originally anticipated, which could restrict our ability to develop new products and services and/or grow or maintain our business.

As a result of the credit agreement we entered into, we have a significant amount of debt. We may not be able to generate sufficient cash to service or repay all of our indebtedness, including the term loan, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our substantial indebtedness could adversely affect our business, operating cash flows and financial condition.

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

Our indebtedness may limit our ability to adjust to changing market conditions, place us at a competitive disadvantage compared to our competitors and adversely affect our business, operating cash flows and financial condition.

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

Under our Credit Agreement, our Term Loan and Revolver bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on the Term Loan is based on LIBOR or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%). An increase in the interest rate payable on the Term Loan could have an adverse effect on our operating cash flows and financial condition, and our ability to make payments on the Term Loan, particularly if the increase is substantial.

Subscription accounting guidance applicable to our current and future Palm webOS products, including Palm Pre, will result in a significant deferral of associated revenues and related standard cost of revenues.

As required by generally accepted accounting principles in the United States, we account for Palm webOS products using a subscription accounting model since we may periodically provide new software features free of charge to customers of our Palm webOS products. We will continue to account for our historical non-Palm webOS products and services in accordance with our current practices. Subscription accounting spreads the impact of the product’s contribution to our overall revenues and cost of revenues over the currently estimated economic life of the product of 24 months. As a result, only a small portion of the revenues and related standard cost of revenues associated with these products will be recognized at the time of shipment and a large proportion, and in most cases the largest proportion, of the revenues and related standard cost of revenues associated with these products in a given quarter will result from the recognition of deferred revenues and deferred standard cost of revenues relating to these products sold during previous quarters. Certain manufacturing overhead and other related period cost of revenues will continue to be expensed as incurred.

To the extent our product mix shifts toward a higher concentration of Palm webOS products, a larger portion of our revenues and cost of revenues will be deferred. Comparisons of these Palm webOS revenues and margins with those associated with our historical non-Palm webOS products or with the revenues of competitors that are not subject to subscription accounting may be unfavorable, could be misunderstood by investors and may adversely affect our stock price if investors believe we are not achieving certain financial performance targets. Our Palm webOS product revenues and gross profit may continue to be lower than or difficult to compare to our competitors who do not use a subscription accounting model. A decline in sales of these products in any one quarter will not necessarily be fully reflected in the revenues in that quarter but will negatively affect our revenues in future quarters. In addition, we may be unable to timely adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products may not be fully reflected in our results of operations until future periods. Subscription accounting will also make it difficult for us to rapidly increase our revenues through additional sales of our Palm webOS products in any period, as revenues must be recognized over the applicable subscription term and our historical financial information may not be a reliable indicator of future results due to subscription accounting for Palm webOS products.

Our Palm webOS software platform incorporates open source software.

We incorporate open source software into our Palm webOS software platform and related applications and services, including certain open source code which is governed by the GNU General Public License, or GPL, GNU Lesser General Public License, or LGPL, and other open source licenses. There is very little case law interpreting the terms and conditions of many of these licenses, and there is a risk that these licenses could be construed in a manner that might impose unanticipated conditions or restrictions on our ability to commercialize our products as we intend. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make certain portions of our proprietary code generally available in source code form (for example, proprietary code that links to certain open source code), re-engineer our products, discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis or become subject to other consequences, any of which could adversely affect our business, operating cash flows and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Our chairman and chief executive officer, Jonathan Rubinstein, is particularly important to our ability to succeed. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge and experience, expertise and other benefits of continuity and the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives and our ability to hire, retain and motivate key personnel may suffer.

Recently and in past years, we have initiated reductions in our workforce of both employees and contractors to align our employee base with our anticipated revenue base or with our areas of focus and we have seen some turnover in our workforce. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and adversely affect our business.

We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information or conflicts among our channels of distribution could adversely affect our business, operating cash flows and financial condition.

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

Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, these sales channel partners could modify their business practices, such as inventory levels, or seek to modify their contractual terms, such as return rights or payment terms. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales channel partners could negatively impact our business, operating cash flows and financial condition.

We rely on wireless carriers, distributors, retailers and resellers to provide us with timely and accurate information about their inventory levels as well as sell-through of products purchased from us. We use this information as one of the factors in our forecasting process to plan future production and sales levels, which in turn influences our financial forecasts. We also use this information as a factor in determining the required levels of some of our financial reserves. If we do not receive this information on a timely and accurate basis, our results of operations and financial condition may be adversely impacted.

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end users, and there is also competition among Internet-based resellers. We also sell our products to end users through Palm.com. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues and operating cash flows.

We rely on third parties to manage and operate our e-commerce web store and related telesales call center and disruption to these sales channels could adversely affect our revenues and operating cash flows.

We outsource the operations of our e-commerce web store and related telesales call centers to third parties. We depend on their expertise and rely on them to provide satisfactory levels of service. If these third-party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our operations and revenues could suffer. If these third-parties were to stop providing these services, we may be unable to replace them on a timely basis and our operating cash flows could be harmed. In addition, if these third parties were to change the terms and conditions under which they provide these services, our selling costs could increase.

We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business could suffer if the level of services is interrupted or does not meet our requirements.

We use third parties, some of which are our competitors, to provide services such as data center operations, desktop computer support, facilities services and certain accounting services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely on electronic data systems interfaces with third parties or on the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our operating cash flows.

We are subject to increasingly stringent laws, standards and other regulatory requirements, and the costs of compliance or failure to comply may adversely impact our business, operating cash flows and financial condition.

We must comply with a variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, packaging and environmental matters and our products must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured and/or sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and in severe cases prevent us from selling our products in certain jurisdictions. For example, we are subject to laws and regulations that restrict the use of lead and other hazardous substances and require us as producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. Failure to comply with these and other applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe are found to contain more than the permitted percentage of lead or other restricted substances, it is possible that we could be forced to recall the products, which could result in gaps in supply, substantial replacement costs, contract damage claims from customers and reputational harm. We are now and expect in the future to become subject to additional laws, standards and other regulatory requirements in the United States, China, Europe and other parts of the world.

As a result of these varying and developing requirements throughout the world, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products and re-designing our products so that they comply with these and the many other requirements applicable to them. We cannot assure you that our costs of complying with and our liabilities arising from current and future health and safety, environmental and other laws, standards and regulatory requirements will not adversely affect our business, operating cash flows or financial condition.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, operating cash flows and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and to radio signals from the use of mobile devices. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and that the use of mobile phones poses a health risk. While there has been significant scientific research by various independent research bodies that has indicated that exposure to electromagnetic fields or to radio signals, at levels within the limits prescribed by public health authority standards and recommendations, present no adverse effect to human health, we cannot assure you that other studies will not suggest or identify a link between electromagnetic fields or radio signals and adverse health effects or that we will not be the subject of future lawsuits relating to this issue. Adverse factual developments or lawsuits against us, or even the perceived risk of adverse health effects from smartphones or other handheld devices, could adversely impact sales, subject us to costly litigation or harm our reputation, business, operating cash flows and financial condition.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	injunctions against importation by the International Trade Commission;

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in or interpretation of tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

In addition, we are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business and operating cash flows could be harmed by decreases in demand for our products or reductions in margins.

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

We hold a variety of interest-bearing auction rate securities, or ARS, that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount if we need liquidity. Maturity dates for these ARS investments range from 2017 to 2052.

The valuation of our investment portfolio, including our investments in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets. Due to continued deterioration, we expect to record additional ARS impairment charges in future quarters.

Our ability to utilize our net operating losses may be limited if cumulative changes in ownership of Palm exceed 50%.

We have substantial U.S. federal income tax net operating loss carryforwards. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. We have exceeded this 50% cumulative change threshold in the period from our initial public offering in 2000. While no prior occurrence had a material adverse effect on our ability to use our net operating losses, exceeding the 50% cumulative change threshold during a time when our capitalization is low could have a more substantive effect. Recent financing transactions have raised the cumulative change in our ownership within the past three years. The effect of such transactions on our cumulative change in ownership may limit or otherwise negatively affect the benefits of engaging in financing and other transactions in the future. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating losses in the future. In the event the usage of these net operating losses is subject to limitation and we are profitable, our future cash flows could be adversely impacted due to our increased tax liability.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, including timely integration of internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as impairments of intangible assets and goodwill or the recording of stock-based compensation. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our operating cash flows and financial condition.

Business interruptions, including those that may not directly impact us, could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, military activity, labor disruptions, health epidemics and other natural disasters and events beyond our control. Such events and threats beyond our control could also have an adverse impact on the United States and world economy in general, and consumer confidence and spending in particular, which could harm our business, operating cash flows and financial condition.

In addition, the business interruption insurance we carry may not cover, in some instances, or be sufficient to compensate us fully for losses or damages—including, for example, loss of market share and diminution of our brand value, reputation and customer loyalty—that may occur as a result of such events. Any such losses or damages incurred by us could have an adverse effect on our business.

Risks Related to the Securities Markets and Ownership of Our Common and Preferred Stock

Our common stock price may be subject to significant fluctuations and volatility.

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. Since the beginning of fiscal year 2009, our closing stock price has ranged from $1.42 on December 5, 2008 to $12.19 on May 29, 2009. These fluctuations could continue. Among the factors that could affect our stock price are:

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

As of May 31, 2009, the Series B Preferred Stock and Series C Preferred Stock owned by Elevation and its affiliates are convertible into 28% of our outstanding common stock on an as-converted basis and vote on an as-converted basis with our common stock on all matters other than the election of those directors elected solely by the holders of our common stock. Additionally, Elevation and its affiliates hold 8.2 million shares of common stock and warrants to purchase an additional 3.6 million shares of Palm common stock, which, if exercised, would bring their total ownership percentage to 33% as of May 31, 2009. The voting rights of Elevation and its affiliates on an as-converted and an as-exercised basis are capped at 39.9% of the outstanding common stock and Elevation and its affiliates are prohibited from converting their Series B Preferred Stock and Series C Preferred Stock to the extent such conversion would cause the 39.9% voting limitation to be exceeded. Notwithstanding these voting and conversion limitations, Elevation has the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. Elevation may have interests that diverge from, or even conflict with, those of Palm or its stockholders.

Subject to certain exceptions, Elevation has the right under the terms of an amended and restated stockholders’ agreement between Palm and Elevation, or the Amended and Restated Stockholders’ Agreement, to maintain its ownership interest in Palm.

In addition, the terms of the Series B Preferred Stock and Series C Preferred Stock and the Amended and Restated Stockholders’ Agreement provide that Elevation has the right to designate a percentage of Palm’s board of directors proportional to Elevation’s ownership position in Palm. Currently, Elevation has the right to designate, and has designated, three of the members of our eight-member board based on its current ownership percentage.

Certain elements of our relationship with Elevation and our executive officers may discourage other parties from trying to acquire Palm.

The ownership position and governance rights of Elevation could discourage a third party from proposing a change of control or other strategic transaction concerning Palm. Of the eight members of our board of directors, three are Elevation designees and one is an executive officer of Palm. These governance arrangements may discourage a third party from pursuing such transactions with Palm. Also, employment arrangements with our executive officers provide for termination benefits, including acceleration of the vesting of certain equity awards if they terminate their employment for good reason or are terminated without cause following a change of control or within three months prior to a change of control of Palm. Further, in connection with certain change of control transactions in which Elevation maintains a beneficial ownership percentage of at least 7.5% of the surviving entity, it is entitled to retain a seat on the board of directors of the surviving entity. As a result of these factors, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Elevation’s ownership interest.

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

We currently utilize 347,144 square feet of leased space in Sunnyvale, California in three buildings which serve as our corporate headquarters. We lease research and development facilities in San Diego, California. We also lease sales and support offices domestically and internationally. We believe that existing facilities are suitable and adequate for our current needs and we are subleasing excess space in certain locations. If we require additional space, we believe that we will be able to secure such space on commercially reasonable terms without undue operational disruption.

Item 3.	Legal Proceedings

The information set forth in Note 23 of the consolidated financial statements of Part II, Item 8 of this Form 10-K is incorporated herein by reference.

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

Our common stock has traded on the Nasdaq stock market since our initial public offering on March 2, 2000. Our stock symbol is PALM. The following table sets forth the high and low closing sales prices as reported on the Nasdaq stock market for the periods indicated:

	High	Low		High	Low
Fiscal Year 2009			Fiscal Year 2008
Fourth quarter	$12.19	$6.02	Fourth quarter	$6.24	$4.55
Third quarter	$8.98	$1.42	Third quarter	$6.89	$4.49
Second quarter	$8.49	$1.76	Second quarter	$19.18	$6.51
First quarter	$8.51	$5.18	First quarter	$18.08	$13.86

As of June 26, 2009, we had 3,379 registered stockholders of record. Other than the $150 million cash dividend paid to 3Com in March 2000 from the proceeds of our initial public offering, we have not paid and do not anticipate paying cash dividends in the future.

In October 2007, we sold 325,000 shares of Series B Preferred Stock to Elevation in exchange for $325.0 million. We utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of $949.7 million to stockholders of record as of October 24, 2007, resulting in an approximately $9.00 per share decrease in our stock price during the second quarter of fiscal year 2008.

The following table summarizes employee stock repurchase activity for the three months ended May 31, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
March 1, 2009—March 31, 2009	—	$—	—	$—	$219,037,247
April 1, 2009—April 30, 2009	1,250	0.001	—	—	$219,037,247
May 1, 2009—May 31, 2009	—	—	—	—	$219,037,247

	1,250		—

(1)	During the three months ended May 31, 2009, Palm repurchased 1,250 shares of common stock at par value. Repurchased shares represent the forfeiture of restricted shares upon the termination of an employee and/or shares of Palm common stock that employees deliver back to Palm to satisfy tax-withholding obligations at the settlement of restricted stock vesting. As of May 31, 2009, a total of 245,000 restricted shares may still be repurchased.
(2)	In September 2006, Palm’s Board of Directors authorized a stock buyback program for Palm to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. During the three months ended May 31, 2009, no shares were repurchased under the stock buyback program. As of May 31, 2009, $219.0 million remains available for future repurchase. Palm currently does not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

Item 6.	Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended May 31, 2009 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K. Our fiscal year ends on the Friday nearest to May 31. For presentation purposes, the periods have been presented as ending on May 31. Fiscal years 2009, 2008, 2007 and 2006 each contained 52 weeks while fiscal year 2005 contained 53 weeks.

	As of and for the Years Ended May 31,
	2009 (1) (3)	2008 (2) (3)	2007 (3)	2006 (4) (5)	2005 (5)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$735,872	$1,318,691	$1,560,507	$1,578,509	$1,270,410
Cost of revenues	576,113	916,810	985,369	1,058,083	880,358
Operating income (loss)	(264,809)	(126,045)	70,058	105,311	77,528
Income tax provision (benefit)	404,265	(52,809)	36,044	(219,523)	14,144
Net income (loss)	(732,188)	(105,419)	56,383	336,170	66,387
Accretion of series B and series C redeemable convertible preferred stock	21,285	5,516	—	—	—
Net income (loss) applicable to common shareholders	$(753,473)	$(110,935)	$56,383	$336,170	$66,387

Net income (loss) per common share—basic	$(6.51)	$(1.05)	$0.55	$3.33	$0.68

Net income (loss) per common share—diluted	$(6.51)	$(1.05)	$0.54	$3.19	$0.65

Shares used to compute net income (loss) per common share:
Basic	115,725	105,891	102,757	100,818	96,971
Diluted	115,725	105,891	104,442	105,745	102,579

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$255,133	$258,748	$546,685	$518,894	$362,699
Working capital	11,137	128,740	456,624	452,927	231,060
Total assets	643,236	1,180,262	1,548,002	1,487,522	950,032
Total convertible debt	—	—	—	35,000	35,000
Total current and long-term debt	394,000	398,000	—	—	—
Series B redeemable convertible preferred stock	265,412	255,671	—	—	—
Series C redeemable convertible preferred stock	40,387	—	—	—	—
Other non-current liabilities	—	2,098	4,568	6,545	12,257
Total stockholders’ equity (deficit)	(413,865)	111,020	1,062,411	983,905	581,023

(1)

In January 2009, we sold 100,000 Series C Units to Elevation in exchange for $100.0 million. Each Series C Unit consists of one share of Palm’s Series C Preferred Stock and a warrant exercisable for the purchase of 70 shares of Palm’s common stock. The net benefit received for the Series C Units consists of the $98.3 million net cash proceeds, after issuance costs, and $53.4 million related to our right to elect Elevation to sell 49% of its initial investment to other investors on the same or better terms than Elevation acquired the Series C Units, with Palm receiving any net gains realized upon such a sale, or the Transfer Right, which we determined represented a derivative, or the Series C Derivative. Of the $153.4 million net benefit received, $77.8 million and $22.0 million was allocated to Series C Preferred Stock and the Detachable Warrants, respectively, with $51.9 million allocated to additional paid-in capital as a result of the beneficial conversion feature and $1.7 million recorded in issuance costs. In March 2009, we elected to cause Elevation to convert 49,000 Series C Units, or 49% of Elevation’s initial investment, into shares of common stock. These shares were subsequently sold in a public offering along with newly issued shares, of which Elevation repurchased a portion. As a result of this offering, we received additional cash proceeds of $103.5 million, net of the $49.0 million investment returned to Elevation and $7.1 million in underwriting discounts, commissions and estimated offering expenses to be paid by us. On an as-converted and an as-exercised basis, Elevation’s shares represented 33% of our voting shares outstanding as of May 31, 2009. We have recorded $21.3 million related to the accretion of Series B Preferred Stock and Series C Preferred Stock for fiscal year 2009 and a loss of $2.5 million on the Series C Derivative. Our fiscal year 2009 results also include charges of $35.9 million as a result of the impairment of our investments in ARS and a non-cash charge of $407.4 million to the provision for income taxes related to the establishment of the valuation allowance against our deferred tax assets in the United States during the second quarter of fiscal year 2009, net of tax benefits generated during the second quarter of fiscal year 2009.

(2)	In October 2007, we sold 325,000 shares of Series B Preferred Stock to Elevation in exchange for $325.0 million, of which $250.2 million was allocated to Series B Preferred Stock and reflects a discount of $9.8 million related to issuance costs, with the remaining $65.0 million allocated to additional paid-in capital as a result of a beneficial conversion feature. We utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of $949.7 million to stockholders of record as of October 24, 2007. In connection with the Recapitalization Transaction, we also recorded $5.5 million related to the accretion of Series B Preferred Stock for fiscal year 2008 and $8.0 million related to a stock-based compensation charge for the modification of certain option awards to include anti-dilution provisions. Our fiscal year 2008 results also include charges of $32.2 million as a result of the impairment of our investments in ARS which are partially offset by a gain on sale of land of $4.4 million.
(3)	Includes stock-based compensation expense under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which requires stock-based compensation expense to be recognized based on the grant date fair value. Periods prior to June 1, 2006, have not been restated to include the compensation charges associated with the provisions of SFAS No. 123(R).
(4)	Includes a $250.3 million reversal of our valuation allowance on our deferred tax assets. Our fiscal year 2006 results also include charges of $22.5 million related to a legal settlement with Xerox Corporation and a benefit of $11.7 million to cost of revenues as a result of negotiating more favorable intellectual property licensing terms than we had previously expected at May 31, 2005.
(5)	Cost of revenues includes “cost of revenues” and the applicable portion of “amortization of intangible assets”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes to those financial statements included in this Form 10-K. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2009, 2008 and 2007 each contained 52 weeks. For presentation purposes, the periods presented are shown as ending on May 31.

Overview and Executive Summary

Palm, Inc. is a provider of mobile products that enhance the lifestyle of individual users and business customers worldwide. Palm creates thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share information that matters to them most and manage their daily lives on the go. Palm’s products for consumers, mobile professionals and businesses currently include Palm Pre, Treo and Centro smartphones, as well as software, services and accessories. Palm products are sold through select Internet, retail, reseller and wireless carrier channels throughout the world, and at Palm online stores.

Our goal is to establish Palm as a leading global mobile device company. To achieve this, we focus on the following strategic objectives: differentiate our products through inspiring design and the seamless integration of hardware, software and services to deliver a delightful user experience; develop a robust Palm webOS ecosystem of application developers that provide consumers with a range of products and services to enhance their Palm devices; build a brand synonymous with innovative and intuitive mobile devices; and maintain a flexible, outsourced business model. Management periodically reviews certain key business metrics in order to evaluate our strategy and operational efficiency, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

Revenues—Management reviews many elements to understand our revenue streams. These elements include supply availability, unit shipments, average selling prices and channel inventory levels. Revenues are impacted by unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, timing of wireless carrier certification, end user and channel demand and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition. To avoid empty shelves at retail store locations and to minimize product returns and obsolescence, we strive to maintain channel inventory levels within a desired range.

Margins—We review gross margin in conjunction with revenues to maximize operating performance. We strive to improve our gross margin through disciplined cost and product life-cycle management, supply/demand management and control of our warranty and technical support costs. To achieve desired operating margins, we also monitor our operating expenses closely to keep them in line with our projected sales volumes.

Cash flows—We strive to convert operating results to cash. To that end, we carefully manage our working capital requirements through balancing accounts receivable and inventory with accounts payable. We monitor our cash balances to maintain cash available to support our operating, investing and financing requirements.

We believe the mobile lifestyle solutions market dynamics are generally favorable to us. The high-speed wireless networks which enable true “always-on” connectivity are fueling the growth of the market for smartphone devices. We are able to work closely with wireless carriers to deploy advanced wireless data products that take advantage of their wireless data networks and the proliferation of digital content.

Our current focus is on smartphones, which we define as mobile phones with advanced voice, data and internet capabilities. The market for smartphones is expected to continue to grow considerably as consumers replace their voice-centric cell-phones with smartphones. We believe that over time we can increase Palm’s share of the growing smartphone market by successfully executing against our strategic objectives.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation, non-current auction rate securities and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues are recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. We recognize revenues from sales of mobile devices under the terms of the applicable customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to our customers are subject to agreements allowing for limited rights of return, price protection and rebates. Accordingly, revenues are reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection and rebates are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of customers that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $49.4 million as of May 31, 2009 which were included in other accrued liabilities. Actual claims for returns, price protection and rebates may vary over time and could differ from our estimates.

Revenues from software arrangements with end users of our devices are recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, we allocate revenues to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We defer the portion of the fee equal to the fair value of the undelivered elements until they are delivered.

We may periodically provide services and unspecified software free of charge to customers of Palm webOS products. Therefore, as required by generally accepted accounting principles, we recognize Palm webOS product revenues on a subscription basis in accordance with SOP No. 97-2. Under the subscription accounting method, we recognize revenues and related standard cost of revenues for our Palm webOS products on a straight-line basis over their currently estimated economic lives of 24 months. If the actual economic lives of our Palm

webOS products are different than these estimates, we revise the economic lives we are using to recognize revenues and related standard cost of revenues, which may result in a lack of comparability between products and/or periods. Certain manufacturing overhead and other related period cost of revenues will be expensed as incurred. If we offer specified upgrade rights to our customers in connection with Palm webOS products for future delivery, we will defer commencement of revenue recognition until the future obligation is fulfilled, the right to the specified upgrade expires or VSOE is established.

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

Warranty Costs

For our Treo and Centro smartphones and our handheld computers, we accrue for warranty and related service costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and our experience with products in production or distribution. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could differ from our estimates. For our Palm webOS products, we expense warranty costs as they are incurred.

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of May 31, 2009, we had estimated royalty obligations of $38.5 million which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of May 31, 2009 or on the results reported for the year then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

Goodwill and Intangible Asset Impairment

We evaluate the recoverability of goodwill annually during the fourth quarter of the fiscal year, or more frequently if impairment indicators arise, as required under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment by applying a fair-value-based test at the reporting unit level within our single reporting segment. A goodwill impairment loss would be recorded for any goodwill that is determined to be impaired. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss would be recognized for an intangible asset to the extent that the asset’s carrying value exceeds its fair value. The carrying value is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time.

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

Inventory Valuation and Inventory Purchase Commitments

Inventory purchases are based on forecasts of future demand. We value our inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If we believe that demand no longer allows us to sell our inventory above cost or at all, we write down that inventory to market or write-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

In accordance with our policy, we also accrue for any inventory component purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. If customer demand subsequently differs from our forecasts, requirements for inventory write-offs could differ from our estimates.

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

We estimate the expected term of options granted based on historical time from vesting until exercise and the expected term of ESPP shares using the average life of the purchase periods under each offering. We estimate the volatility of our common stock based on the implied volatility derived from the historical market prices of our traded options with similar terms. Our decision to use this measure of volatility was based on the availability of actively traded options on our common stock and our assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in our common stock. We base the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected terms of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

The Geometric Brownian Motion simulation model was utilized to determine the fair value of stock options, restricted stock units and restricted stock awards granted with market conditions related to performance of Palm’s stock price, in connection with the Recapitalization Transaction. This model was utilized in order to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. We used the inputs and assumptions described above for volatility, risk-free interest rate and estimated dividends. We also incorporated the specific terms of the awards to simulate multiple stock price paths over the various vesting periods to determine the average net present value across the simulation trials. The Geometric Brownian Motion simulation model is based on trials simulating the achievement of the market conditions and calculating the net present value of the fair value over all of the trials.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Non-Current Auction Rate Securities

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. All of our investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of May 31, 2009, the par value of our investments in ARS was $69.7 million and the estimated fair value was $6.1 million. The estimated fair value no longer approximates par value.

As of May 31, 2009, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Our most significant assumptions made in the present value calculations were the estimated weighted average lives for the collateral underlying each individual ARS and the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security. For the year ended May 31, 2009, using this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-

temporary impairment charge. In addition, during the year ended May 31, 2009, due to the continued declines in fair value of our investments in ARS, we concluded that the previously recorded temporary impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income (loss). The primary cause of the decline in fair value of our non-current auction rate securities was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity (deficit) and does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and is a component of the net income (loss) for the applicable accounting period. The primary differentiating factors used to classify impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. During the second quarter of fiscal year 2009, our operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of our investment in non-current auction rate securities and a one-time gain on the sale of our land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered at that time included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile devices market. Positive evidence that we considered in our assessment at that time included lengthy net operating loss, or NOL, carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States. After considering both the positive and negative evidence, we determined that it was no longer more-likely-than-not that we would realize the full value of our United States deferred tax assets. As a result, during the second quarter of fiscal year 2009, we established a valuation allowance against our deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009.

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

Results of Operations

Comparison of Fiscal Years Ended May 31, 2009 and 2008

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Revenues	$735,872	100.0%	$1,318,691	100.0%	$(582,819)

We derive our revenues from sales of our smartphones, handheld computers, add-ons and accessories. Revenues for fiscal year 2009 decreased 44% from fiscal year 2008. Smartphone revenues were $666.3 million in fiscal year 2009 and decreased 41% from $1,125.6 million in fiscal year 2008. Handheld revenues were $69.5 million in fiscal year 2009 and decreased 64% from $193.1 million in fiscal year 2008. During fiscal year 2009, net device units shipped were 2,722,000 units at an average selling price of $276 per unit. During fiscal year 2008, net device units shipped were 4,254,000 units at an average selling price of $303 per unit. Of this 44% decrease in revenues, lower unit shipments and accessories sales resulted in a decrease of 33.4 percentage points, decrease in average selling prices resulted in a decrease of 8.8 percentage points and the effect of accounting for shipments of our Palm webOS products on a subscription basis resulted in a decrease of 2.0 percentage points. The decrease in unit shipments is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing smartphone products, a challenging economic environment and a decline in traditional handheld unit shipments as a result of a market-wide decline in consumer demand for handheld products. The decrease in our average selling price is primarily the result of our efforts to drive sales of our more mature products through pricing actions and a reduction in the volume of certain of our Treo smartphone products, which carry higher average selling prices. Although handheld computers continue to be available for sale through various retail channels and distributors, we expect our handheld business to continue to decline in future years as a result of demand shifting to voice/data converged products and because we no longer manufacture these devices.

International revenues were 17% of worldwide revenues in fiscal year 2009, compared with 21% in fiscal year 2008.

Of the 44% decrease in worldwide revenues for fiscal year 2009 as compared to the prior year, 32.5 percentage points resulted from a decrease in United States revenues and 11.6 percentage points resulted from a decrease in international revenues. Average selling prices for our units decreased by 10% in the United States and by 7% internationally during fiscal year 2009 as compared to the prior year. The decrease in average selling prices in each region is primarily the result of our efforts to drive sales of our more mature products through pricing actions. Net device units shipped decreased by 52% internationally and by 31% in the United States as compared to the prior year. The decrease in net units shipped internationally and in the United States is primarily due to a decrease in smartphone unit shipments as a result of reduced demand for our maturing smartphone products, a challenging economic environment and a decline in traditional handheld units as a result of the declining handheld market.

Our revenues include the portion of revenues related to our Palm webOS product, the Palm Pre, recognized in accordance with subscription accounting. During fiscal year 2009, we deferred $26.4 million of Palm webOS product revenues to future periods. Because these revenues will be recognized during the next two fiscal years, we expect that changes in our reported revenues will not correlate with changes in actual unit shipment levels and average selling prices. As a result, reported future quarterly and/or annual revenues will be difficult to compare to historical quarterly and/or annual revenues which do not include the impact of subscription accounting.

Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Cost of revenues	$576,113	78.3%	$916,810	69.5%	$(340,697)

Cost of revenues principally consists of material and transformation costs to manufacture our products, OS costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory and manufacturing overhead which includes manufacturing personnel related costs, depreciation and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues increased by 8.8 percentage points to 78.3% for fiscal year 2009 from 69.5% for fiscal year 2008. Of the increase in cost of revenues as a percentage of revenues, 5.0 percentage points were primarily due to the decrease in the average selling price of our products due to our efforts to drive sales of mature products through pricing actions. Approximately 3.0 percentage points resulted from costs for purchase commitments with third-party manufacturers and for excess and obsolete inventories which are no longer salable above cost or at all due to current decline in demand and increased scrap and rework costs. As a percentage of revenues, we experienced an increase in manufacturing overhead of 1.5 percentage points and an increase in technical service costs of 0.4 percentage points primarily due to the decrease in our revenues. We experienced an increase in OS royalty costs of 0.5 percentage points as a result of higher average OS cost per unit for our Windows Mobile powered smartphone products, partially offset by the shift in our product mix towards Palm OS-based smartphone products, which carry a lower average OS cost per unit. These increased costs as a percentage of revenues were partially offset by a decrease in warranty and related service costs of 1.7 percentage points primarily due to lower repair costs per unit resulting from cost reduction efforts.

Our cost of revenues includes the portion of Palm webOS product-related standard cost of revenues recognized in accordance with subscription accounting. During fiscal year 2009, we deferred $15.0 million of Palm webOS product cost of revenues to future periods. Because these cost of revenues will be recognized during the next two fiscal years, we expect that changes in our reported cost of revenues will not correlate with changes in actual unit shipment levels. As a result, reported future quarterly and/or annual cost of revenues will be difficult to compare to historical quarterly and/or annual cost of revenues which do not include the impact of subscription accounting.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Sales and marketing	$174,052	23.7%	$229,702	17.4%	$(55,650)

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses in fiscal year 2009 decreased 24% from fiscal year 2008. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. Employee-related and travel expenses decreased $19.3 million resulting from a decrease in our average headcount of 80 employees. We experienced a decrease in our marketing development expenses with our wireless carrier customers of $15.3 million as a result of lower overall carrier revenues compared to the prior year. Advertising and product promotional programs decreased by $7.8 million as a result of fewer promotional units utilized to support our product launches, partially offset by an increase in expense for public relations events as a result of the announcement of Palm webOS and Palm Pre. Allocated information technology and facilities costs decreased by $5.8 million as a result of fewer software system implementations and associated depreciation. As a result of the closure of our retail stores during the third quarter of fiscal year 2008, we realized decreased operating costs of $4.7 million during fiscal year 2009 as compared to the prior year. We experienced a decrease of $2.8 million in stock-based compensation as a result of charges taken during fiscal year 2008 for the modifications made to certain stock option plans in connection with the Recapitalization Transaction and as a result of the decrease in our average headcount.

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Research and development	$177,210	24.1%	$202,764	15.4%	$(25,554)

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses during fiscal year 2009 decreased 13% from fiscal year 2008. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting and project material costs decreased $26.8 million from last year due to a more focused engineering roadmap during fiscal year 2009, primarily driven by our effort, beginning in the second quarter of fiscal year 2008, on developing a single Palm-based software platform. We also experienced a decrease in cost for product certifications with wireless carriers and preproduction builds compared to the prior year. Allocated information technology and facilities costs decreased by $1.0 million as a result of fewer software system implementations and associated depreciation. This decrease was partially offset by an increase in employee-related and travel expenses of approximately $1.8 million primarily due to higher average salary and variable compensation costs, partially offset by a decrease in our average headcount of 20 employees.

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
General and administrative	$55,923	7.6%	$60,778	4.6%	$(4,855)

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses during fiscal year 2009 decreased 8% from fiscal year 2008. The increase in general and administrative expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in general and administrative expenses in absolute dollars is primarily due to the following factors. Employee and travel-related expenses decreased $2.4 million, primarily due to a decrease in our average headcount of 20 employees. Allocated information technology and facilities costs decreased by $1.2 million as a result of fewer software system implementations and associated depreciation. These decreases were partially offset by an increase in legal and professional costs of $2.4 million, primarily as a result of multiple legal settlements reached during fiscal year 2009 and the related defense costs as well as defense of patent litigation. We experienced an increase in our provision for doubtful accounts of $1.7 million. The provision for doubtful accounts was a credit of $0.3 million in fiscal year 2009 compared to a credit of $2.0 million in fiscal year 2008; the smaller credit in fiscal year 2009 is a result of a lower average gross accounts receivable balance as compared to the prior year. We experienced a decrease of $5.2 million in stock-based compensation as a result of charges taken in fiscal year 2008 for the modifications made to certain stock option plans in connection with the Recapitalization Transaction coupled and as a result of the decrease in our average headcount.

Amortization of Intangible Assets

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Amortization of intangible assets	$3,054	0.4%	$3,775	0.3%	$(721)

The increase in amortization of intangible assets as a percentage of revenues for fiscal year 2009 is due to the decrease in our revenues. The decrease in amortization of intangible assets in absolute dollars is primarily a result of including the amortization of our core technology in cost of revenues beginning in the fourth quarter of fiscal year 2009. The core technology is included in the Palm webOS products, which began shipping in the fourth quarter of fiscal year 2009. This decrease was coupled with a lower average balance of intangible assets during fiscal year 2009 as compared to the prior year.

Restructuring Charges

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Restructuring charges	$16,134	2.2%	$30,353	2.3%	$(14,219)

Restructuring charges relate to the implementation of a series of reorganization actions taken to streamline our business. Restructuring charges recorded during fiscal year 2009 of $16.1 million consist of $16.3 million related to restructuring actions taken during the second quarter of fiscal year 2009, $0.1 million related to restructuring actions taken during the third quarter of fiscal year 2008, $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2008 and $0.1 million related to restructuring actions taken during the first quarter of fiscal year 2008. These charges were partially offset by adjustments of $0.4 million related to restructuring actions taken during the fourth quarter of fiscal year 2001 as a result of more current information regarding future estimated sublease income.

•

The restructuring actions initiated in the second quarter of fiscal year 2009 resulted in charges of $12.8 million related to workforce reductions across all geographic regions, including $1.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $11.6 million for other severance, benefits and related costs due to the reduction of 190 regular employees, and $3.5 million related to excess facilities charges for facilities no longer in service. We took these restructuring actions to better align our cost structure with then current revenues expectations.

Our second quarter of fiscal year 2009 restructuring actions are expected to be substantially completed by the second quarter of fiscal year 2010, except for remaining contractual payments for lease commitments, which, as of May 31, 2009, are payable over one year. When complete, these actions are expected to result in annual expense reductions of at least $20.0 million related to compensation reductions and lower costs of facility leases, all of which are expected to have a positive impact on cash flows in future years. As of May 31, 2009, cash payments totaling $11.0 million for workforce reductions and non-cash charges of $1.2 million related to stock-based compensation for workforce reductions, and cash payments totaling $0.1 million and non-cash charges totaling $1.5 million related to facilities and discontinued project costs, had been made related to these actions.

•

The third quarter of fiscal year 2008 restructuring actions resulted in total charges related to workforce reductions of $7.9 million, of which $0.1 million and $7.7 million were recorded during fiscal years 2009 and 2008, respectively. In addition, the actions resulted in total charges related to excess facilities and property and equipment disposed of or removed from service of $6.9 million, of which adjustments of $0.1 million and charges of $7.0 million were recorded during fiscal years 2009 and 2008, respectively. The workforce reduction charges, which affected 130 regular employees across all geographic regions, primarily related to severance, benefits and related costs of the affected employees. The total facilities and property and equipment charges includes $4.5 million related to property and equipment disposed of or removed from service and $2.4 million for lease commitments for facilities no longer in service. We took these restructuring actions to better align our cost structure with then current revenues expectations.

Our third quarter of fiscal year 2008 restructuring actions are complete and are expected to result in annual expense reductions of at least $15.2 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of May 31, 2009, cash payments totaling $7.9 million related to workforce reductions and cash payments and write-offs totaling $2.1 million and $4.8 million, respectively, related to facilities and property and equipment had been made related to these actions.

•

The second quarter of fiscal year 2008 restructuring actions resulted in total charges of $6.0 million related to project cancelation costs for the Foleo mobile companion product and discontinued development projects, of which $0.1 million and $5.9 million were recorded during fiscal years 2009 and 2008, respectively. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm-based software platform and to offer a consistent user experience centered on the new platform.

Our second quarter of fiscal year 2008 restructuring actions are expected to be completed by the first quarter of fiscal year 2010. As of May 31, 2009, cash payments of $4.8 million and write-offs of $0.8 million had been made related to these actions.

•

The first quarter of fiscal year 2008 restructuring actions resulted in charges related to workforce reductions of $9.4 million, all of which were recorded during fiscal year 2008. In addition, the actions resulted in total charges related to excess facilities and property and equipment disposed of or removed from service of $0.8 million, of which charges of $0.1 million and $0.7 million were recorded during fiscal years 2009 and 2008, respectively. The workforce reduction charges, which affected 120 regular employees primarily in the United States, included $1.1 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $8.3 million for other severance, benefits and related costs. The excess facilities and equipment costs were recognized for lease commitments. We took these restructuring actions to better align our cost structure with then current revenues expectations.

Our first quarter of fiscal year 2008 restructuring actions are complete except for remaining contractual payments for excess facilities, which are payable over two years, and are offset by estimated sublease proceeds of $0.4 million. These restructuring actions are expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of May 31, 2009, cash payments totaling $8.3 million for workforce reductions and non-cash charges of $1.1 million related to stock-based compensation for workforce reductions, and cash payments of $0.2 million and non-cash charges of $0.2 million related to facilities and property and equipment, had been made related to these actions.

Casualty Recovery

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Casualty recovery	$(268)	—%	$—	—%	$(268)

During the third quarter of fiscal year 2009, certain of our smartphone products, with a recorded inventory value of $5.0 million, were stolen from one of our third-party-operated warehouses. During the fourth quarter of fiscal year 2009, we received $5.3 million in insurance proceeds covering the loss of the recorded inventory value plus a portion of their selling price in accordance with our insurance policy. As a result, we recorded a net casualty recovery for this amount in our consolidated results of operations for fiscal year 2009. Any additional recoveries we receive will continue to be recorded as a casualty recovery during the period in which we receive the proceeds.

Patent Acquisition Cost (Refund)

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Patent acquisition cost (refund)	$(1,537)	(0.2)%	$5,000	0.4%	$(6,537)

During the first quarter of fiscal year 2008, we paid $5.0 million to acquire patents and patent applications. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of our business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which we currently pay or expect to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition. During the first quarter of fiscal year 2009, we received a refund of $1.5 million as a result of a re-negotiation of the purchase price. This amount was recognized as a benefit to our consolidated results of operations at the time of receipt.

Gain on Sale of Land

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Gain on sale of land	$—	—%	$(4,446)	(0.3)%	$4,446

In August 2005, we entered into an agreement with a real-estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. During the first quarter of fiscal year 2008 we received proceeds from the sale of land of $64.5 million and recognized a gain on the sale, net of closing costs, of $4.4 million.

Impairment of Non-Current Auction Rate Securities

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Impairment of non-current auction rate securities	$(35,885)	(4.9)%	$(32,175)	(2.4)%	$3,710

Impairment of non-current auction rate securities for fiscal years 2009 and 2008 reflect impairment charges of $35.9 million and $32.2 million, respectively, recognized on our non-current ARS. These non-current ARS are interest-bearing and represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. As of both May 31, 2009 and 2008, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For fiscal year 2009, using this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during fiscal year 2009, due to the continued declines in fair value of our investments in ARS, we concluded that the previously recorded temporary impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income (loss). For fiscal year 2008, using this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

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

Interest (Expense)

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Interest (expense)	$(25,299)	(3.4)%	$(20,397)	(1.5)%	$4,902

Interest expense during fiscal year 2009 increased as a result of the higher average outstanding debt balance partially offset by a lower average effective interest rate on that balance as compared to fiscal year 2008. As part of the Recapitalization Transaction during the second quarter of fiscal year 2008, we increased our outstanding debt balance by $400.0 million.

Interest Income

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Interest income	$5,840	0.8%	$21,860	1.7%	$(16,020)

The overall decrease in interest income in absolute dollars is due to a lower average cash and short-term investments balance during fiscal year 2009 as compared to fiscal year 2008 coupled with lower average interest rates.

Loss on Series C Derivative

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Loss on series C derivative	$(2,515)	(0.3)%	$—	—%	$2,515

Using the closing price for our common stock of $5.96 per share on January 9, 2009, the closing date of the transaction, we estimated the fair value of the Series C Derivative using a Black-Scholes option valuation model resulting in a total value of $53.4 million. We exercised our Transfer Right in March 2009, causing Elevation to convert 49,000 Series C Units into shares of our common stock which were sold in an underwritten public offering for $6.00 per share. We received cash proceeds of $50.9 million from the exercise of our Transfer Right and therefore recognized a loss on our Series C Derivative of $2.5 million during fiscal year 2009.

After we adopt EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock on June 1, 2009, the resulting derivative liabilities will be subject to fluctuations as a result of future changes in the estimated fair value of the Detachable Warrants and the conversion option in the Series C Preferred Stock. We expect that the impact of such fluctuations may be material.

Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Other income (expense), net	$(5,255)	(0.7)%	$(1,471)	(0.1)%	$3,784

Other income (expense), net for fiscal year 2009 included $3.6 million in realized losses and impairment charges related to our corporate debt securities classified within our short-term investments balance and $1.7 million in bank and other miscellaneous charges. Other income (expense), net for fiscal year 2008 consisted of $1.5 million in bank and other miscellaneous charges partially offset by net gains of less than $0.1 million recognized on sales of short-term investments.

Income Tax Provision (Benefit)

	Years Ended May 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Income tax provision (benefit)	$404,265	54.9%	$(52,809)	(4.0)%	$457,074

The income tax provision for fiscal year 2009 was $404.3 million, which consisted of federal, state and foreign income taxes and represents an effective tax rate of (123)%. This rate differs from the federal statutory income tax rate primarily due to an increase in our valuation allowance against the deferred tax assets in the United States, state taxes, foreign income taxed at different rates, non-deductible stock-based compensation expense, research tax credit and an increase to unrecognized tax benefits.

Remittances of foreign subsidiary earnings to the United States are planned based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount of foreign subsidiary earnings that are expected to be distributed to the United States and provide U.S. federal income taxes and foreign withholding taxes on these amounts.

During the second quarter of fiscal year 2009, we determined that a valuation allowance should be established against our deferred tax assets of $407.4 million, net of tax benefits generated during the second quarter of fiscal year 2009. This assessment considered both positive and negative evidence regarding the realization of the deferred tax assets. During the second quarter of fiscal year 2009, our operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of our investment in non-current auction rate securities and a one-time gain on the sale of our land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered at that time included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile devices market. Positive evidence that we considered in our assessment at that time included lengthy NOL carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

The income tax benefit for fiscal year 2008 was $52.8 million, which consisted of federal, state and foreign income taxes and represented an effective tax rate of 33%. This rate differed from the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, non-deductible stock-based compensation expense, an increase in our valuation allowance primarily related to non-deductible impairment charges of certain investments and the recognition of previously unrecognized tax benefits.

Comparison of Fiscal Years Ended May 31, 2008 and 2007

Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Revenues	$1,318,691	100.0%	$1,560,507	100.0%	$(241,816)

Revenues for fiscal year 2008 decreased 15% from fiscal year 2007. Smartphone revenues were $1,125.6 million in fiscal year 2008 and decreased 10% from $1,250.0 million in fiscal year 2007. Handheld revenues were $193.1 million in fiscal year 2008 and decreased 38% from $310.5 million in fiscal year 2007. During fiscal year 2008, net device units shipped were 4,254,000 units at an average selling price of $303 per unit. During fiscal year 2007, net device units shipped were 4,270,000 units at an average selling price of $354 per unit. Of this 15% decrease in revenues, 13.8 percentage points resulted from the decrease in average selling price and 1.5 percentage points resulted from the decrease in unit shipments and accessories sales. The decrease in our average selling price was a result of a shift in product mix during fiscal year 2008 towards lower-priced Centro smartphone products and a reduction in the volume of certain of our Treo smartphone products which carry higher average selling prices. These factors were partially offset by a decrease in the provision for product return reserves attributable to lower return rates. The decrease in unit shipments was primarily due to a decline in traditional handheld unit shipments as a result of the declining handheld market, partially offset by an increase in smartphone unit shipments.

International revenues were 21% of worldwide revenues in fiscal year 2008, compared with 25% in fiscal year 2007.

Of the 15% decrease in worldwide revenues for fiscal year 2008 as compared to the prior year, 8.4 percentage points resulted from a decrease in United States revenues and 7.1 percentage points resulted from a decrease in international revenues. Average selling prices for our units decreased by 16% in the United States and by 11% internationally during fiscal year 2008 as compared to fiscal year 2007. The decrease in average selling prices in each region was primarily the result of a shift in product mix during fiscal year 2008 towards lower-priced smartphone products and a reduction in the volume of certain of our smartphone products which carry higher average selling prices. Net device units shipped increased 7% in the United States and decreased 20% internationally compared to the prior year. The increase in net units sold in the United States was primarily the result of the success of our Centro smartphone products, offset by a decline in traditional handheld unit sales. The decrease in net units sold internationally was primarily due to a decline in traditional handheld units as a result of the declining handheld market, coupled with a decrease in smartphone unit sales.

Cost of Revenues

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Cost of revenues	$916,810	69.5%	$985,369	63.1%	$(68,559)

Cost of revenues as a percentage of revenues increased by 6.4 percentage points to 69.5% for fiscal year 2008 from 63.1% for fiscal year 2007. Of the increase in cost of revenues as a percentage of revenues, 3.3 percentage points resulted from a shift in product mix towards smartphone products with lower margins. The cost of warranty repairs increased 2.9 percentage points compared to fiscal year 2007 primarily due to a higher per unit repair cost, coupled with a shift in mix to smartphone products, which carried a higher per unit repair cost. An increase in freight charges resulted in a 0.4 percentage point increase as a result of expedited shipments and fuel surcharges. Additionally, cancelation charges from certain vendors resulted in a 0.4 percentage point increase due to our lower-than-anticipated purchase volumes of certain components and technical service costs resulted in an increase of 0.3 percentage points due to higher smartphone unit volumes with higher per unit call costs. These increased costs as a percentage of revenues were partially offset by a decrease in OS royalty costs of 1.1 percentage points primarily because of a shift in mix towards Palm OS based smartphone products, which carried a lower average OS cost per unit than Windows Mobile powered smartphone products.

Sales and Marketing

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Sales and marketing	$229,702	17.4%	$248,685	15.9%	$(18,983)

Sales and marketing expenses in fiscal year 2008 decreased 8% from fiscal year 2007. The increase in sales and marketing expenses as a percentage of revenues was due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars was primarily due to the following factors. Employee-related and travel expenses decreased $11.0 million resulting from a decrease in average headcount of 40 employees, as well as a decrease in the recruiting of sales and marketing personnel and their related employment costs during fiscal year 2008 compared to the prior year. Consulting expenses, including outsourced operations of our retail stores, decreased $3.5 million as a result of the closure of our retail stores during the third quarter of fiscal year 2008, partially offset by increased outsourcing to support our product launches. We experienced a decrease in our marketing development expenses with our wireless carrier customers of $3.4 million as a result of lower overall carrier revenues compared to the prior year. We experienced a decrease of $3.2 million in direct marketing expenses as a result of providing fewer smartphone units to our wireless carrier partners for demonstration purposes during fiscal year 2008 as compared to the year ago period. These decreases were partially offset by an increase in allocated information technology and facilities costs of $1.6 million primarily due to more software system implementations and related depreciation. In addition, we experienced an increase in marketing, advertising and trade show costs of $0.9 million due to an increased focus on our brand and Centro smartphones marketing campaigns, partially offset by our participation in fewer trade show events and the streamlining of other advertising efforts during fiscal year 2008.

Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Research and development	$202,764	15.4%	$190,952	12.2%	$11,812

Research and development expenses during fiscal year 2008 increased 6% from the comparable period a year ago. The increase in research and development expenses as a percentage of revenues and in absolute dollars during fiscal year 2008 was due to several factors. We experienced an increase in allocated information technology and facilities costs of $7.1 million over the prior year, primarily due to more software system implementations and related depreciation. Outsourced engineering, consulting and project material costs increased $2.3 million, reflecting increased costs related to product certifications with wireless carriers coupled with increased preproduction builds relative to the same period in fiscal year 2007. This was partially offset by a more streamlined engineering process during fiscal year 2008, which was primarily driven by our effort to focus on developing a single Palm software platform. An increase in employee-related expenses of $1.2 million is primarily due to an increase in employment incentive compensation partially offset by a decrease in variable compensation as a result of not meeting our operational objectives for fiscal year 2008. Stock-based compensation increased $1.2 million which is primarily the result of a $1.5 million charge taken for the modifications made to certain stock option plans in connection with the Recapitalization Transaction, partially offset by the result of lower weighted-average fair value assumptions for fiscal year 2008.

General and Administrative

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
General and administrative	$60,778	4.6%	$59,762	3.8%	$1,016

General and administrative expenses during fiscal year 2008 increased 2% from the comparable period a year ago. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues during fiscal year 2008 was due to several factors. We experienced an increase in allocated information technology and facilities costs of $1.4 million, primarily due to more software system implementations and related depreciation. Additionally, an increase in employee-related expenses of $0.6 million was primarily the result of increased recruiting fees for key management positions. These increases were partially offset by a decrease in professional and legal expenses of $6.6 million, primarily as a result of lower costs for legal settlements and defense of patent litigation during fiscal year 2008. Stock-based compensation expense increased by $5.6 million, which is the result of a $5.3 million charge taken for the modification made to certain stock option plans in connection with the Recapitalization Transaction coupled with a higher average balance of outstanding stock-based awards, partially offset by the result of lower weighted-average fair value assumptions for fiscal year 2008.

Amortization of Intangible Assets

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Amortization of intangible assets	$3,775	0.3%	$1,981	0.1%	$1,794

The increase in amortization of intangible assets in absolute dollars and as a percentage of revenues for fiscal year 2008 is due to a higher average balance of intangible assets during fiscal year 2008 as compared to the prior year.

Restructuring Charges

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Restructuring charges	$30,353	2.3%	$—	—%	$30,353

Restructuring charges relate to the implementation of a series of reorganization actions taken to streamline our business. Restructuring charges recorded during fiscal year 2008 of $30.4 million consisted of $14.7 million related to restructuring actions taken during the third quarter of fiscal year 2008, $5.9 million related to restructuring actions taken during the second quarter of fiscal year 2008 and $10.1 million related to restructuring actions taken during the first quarter of fiscal year 2008. These fiscal year 2008 restructuring actions were partially offset by adjustments of $0.2 million related to restructuring actions taken during the fourth quarter of fiscal year 2001 as a result of more current information regarding future estimated sublease income and $0.1 million related to restructuring actions taken in connection with the Handspring acquisition which is now complete.

•

The third quarter of fiscal year 2008 restructuring actions resulted in charges of $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of 130 regular employees and $7.0 million related to facilities and property and equipment that would be disposed of or removed from service in fiscal year 2008, including the closure of our retail stores. The facilities and property and equipment charges includes $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of our retail stores and $2.5 million for lease commitments for facilities no longer in service. We took these restructuring actions to better align our cost structure with then current revenues expectations.

Our third quarter of fiscal year 2008 restructuring actions were expected to be substantially completed by the third quarter of fiscal year 2009. When complete, these actions were expected to result in annual expense reductions of at least $15.2 million related to compensation reductions, all of which were expected to have a positive impact on cash flows in future years. As of May 31, 2008, cash payments totaling $7.0 million related to workforce reductions and $2.0 million related to facilities and property and equipment had been made related to these actions.

•

The second quarter of fiscal year 2008 restructuring actions resulted in project cancelation costs relating to the Foleo mobile companion product and discontinued development projects of $5.9 million. Restructuring charges were a result of our decision to focus our efforts on developing a single Palm-based software platform and to offer a consistent user experience centered on the new platform.

Our second quarter of fiscal year 2008 restructuring actions were expected to be substantially completed by the second quarter of fiscal year 2009. As of May 31, 2008, cash payments of $3.9 million had been made related to these actions.

•

The first quarter of fiscal year 2008 restructuring actions resulted in charges of $9.4 million related to workforce reductions, including $1.1 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $8.3 million for other severance, benefits and related costs and $0.7 million relating to property and equipment disposed of or removed from service. The excess facilities and equipment costs were recognized for lease commitments, payable over three years, offset by estimated sublease proceeds of $0.5 million. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected 120 regular employees primarily in the United States. We took these restructuring actions to better align our cost structure with then current revenues expectations.

Our first quarter of fiscal year 2008 restructuring actions were complete except for remaining contractual payments for excess facilities. These actions were expected to result in annual expense reductions of at least $15.0 million related to compensation reductions, all of which were expected to have a positive impact on cash flows in future years. As of May 31, 2008, cash payments totaling $8.3 million related to workforce reductions and $0.1 million related to facilities and property and equipment had been made related to these actions.

Patent Acquisition Cost

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Patent acquisition cost	$5,000	0.4%	$—	—%	$5,000

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

Gain on Sale of Land

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Gain on sale of land	$(4,446)	(0.3)%	$—	—%	$(4,446)

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

In-process Research and Development

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
In-process research and development	$—	—%	$3,700	0.2%	$(3,700)

In-process research and development for fiscal year 2007 in absolute dollars was the result of the acquisition of assets completed during the third quarter of fiscal year 2007 which included purchased in-process research and development that had not yet reached technological feasibility, had no alternative future use and was charged to operations.

Impairment of Non-Current Auction Rate Securities

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Impairment of non-current auction rate securities	$(32,175)	(2.4)%	$—	—%	$32,175

Impairment of non-current auction rate securities for fiscal year 2008 reflected an impairment charge of $32.2 million recognized on our non-current auction rate securities. Our ARS investments balance as of May 31, 2008 represented interest-bearing investments in pools of assets, including commercial paper, collateralized debt obligations, credit-linked notes and credit derivative products. We used a discounted cash flow model to determine the estimated fair value of our investments in ARS as of May 31, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of May 31, 2008 we determined there was a decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

Interest (Expense)

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Interest (expense)	$(20,397)	(1.5)%	$(1,970)	(0.1)%	$18,427

Interest expense during fiscal year 2008 increased as a result of the higher outstanding debt balance as compared to fiscal year 2007. As part of the Recapitalization Transaction during the second quarter of fiscal year 2008, we increased our outstanding debt balance by $400.0 million.

Interest Income

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Interest income	$21,860	1.7%	$25,958	1.7%	$(4,098)

The overall decrease in interest income in absolute dollars was due to a lower average cash and short-term investment balance during fiscal year 2008 as compared to fiscal year 2007.

Other Income (Expense), Net

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Other income (expense), net	$(1,471)	(0.1)%	$(1,619)	(0.1)%	$(148)

Other income (expense), net for fiscal years 2008 and 2007 consisted of bank and other miscellaneous charges and net gains on sales of investments. The change compared to fiscal year 2007 was not significant.

Income Tax Provision (Benefit)

	Years Ended May 31,				Increase/ (Decrease)
	2008	% of Revenues	2007	% of Revenues
	(dollars in thousands)
Income tax provision (benefit)	$(52,809)	(4.0)%	$36,044	2.3%	$(88,853)

The income tax benefit for fiscal year 2008 was $52.8 million, which consisted of federal, state and foreign income taxes and represented an effective tax rate of 33%. This rate differed from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, non-deductible stock-based compensation expense, an increase in our valuation allowance primarily related to non-deductible impairment charges of certain investments and the recognition of previously unrecognized tax benefits.

As of May 31, 2008, although we determined that a valuation allowance was not required with respect to most of our domestic net operating loss carryforwards, deferred expenses and tax credit carryforwards, recovery was dependent on achieving the forecast of future operating income over a protracted period of time. As of May 31, 2008, we required $1,058 million in cumulative future operating income to be generated at various times over the following 15-20 years to realize our net deferred tax assets. Based upon our projections at that time, our NOL and tax credit carryforwards would be fully utilized before they expired. A significant negative factor in the evaluation as of May 31, 2008 was cumulative losses in recent years.

The income tax provision for fiscal year 2007 was $36.0 million, which consisted of federal, state and foreign income taxes and represented an effective tax rate of 39%. This rate differed from the statutory U.S. rate due to lack of tax benefits from foreign losses offset in part by research tax credits.

Liquidity and Capital Resources

Cash and cash equivalents as of May 31, 2009 were $152.4 million, compared to $176.9 million as of May 31, 2008, a decrease of $24.5 million. We experienced a net decrease in cash flows from operations of $188.5 million resulting from our net loss of $732.2 million, which was partially offset by non-cash charges of $503.0 million and changes in assets and liabilities of $40.7 million. Our cash also decreased due to net purchases of short-term investments of $24.3 million, debt repayments of $14.4 million, purchases of property and equipment of $13.5 million, the purchase of restricted investments of $2.0 million and a one-time cash distribution payment of $0.4 million to holders of restricted stock awards that vested during the period. Fluctuations in exchange rates during fiscal year 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of $1.9 million for fiscal year 2009. These decreases were partially offset by net proceeds from the issuance of preferred stock of $99.2 million, net proceeds from the sale and issuance of common stock of $104.0 million, $15.7 million from stock-related activity as a result of the exercise of stock options and other equity awards and proceeds received from the sale of restricted investments and non-current auction rate securities totaling $1.6 million.

Cash and cash equivalents as of May 31, 2008 were $176.9 million, compared to $128.1 million as of May 31, 2007, an increase of $48.8 million. We experienced a net decrease in cash flows from operations of $17.5 million resulting from our net loss of $105.4 million, which was partially offset by non-cash charges of $39.6 million and changes in assets and liabilities of $48.3 million. Our cash increased due to net sales of short-term investments of $260.8 million, net proceeds from the sale of land of $64.4 million, proceeds received from the sale of restricted investments and non-current auction rate securities totaling $0.6 million and $28.5 million from stock-related activity as a result of the exercise of stock options and other equity awards. Fluctuations in exchange rates during fiscal year 2008 for our foreign currency denominated assets and liabilities resulted in an increase in cash flows of $1.7 million for fiscal year 2008. These increases were partially offset by purchases of property and equipment of $23.0 million, the purchase of restricted investments of $9.0 million, payments for the acquisition of a business of $0.5 million, payments for the acquisition of intangible brand assets of $1.5 million and debt repayments of $3.1 million. Also, during fiscal year 2008 we completed the Recapitalization Transaction which resulted in net cash outflows of $252.6 million due to a $948.9 million one-time cash distribution, partially funded by $696.3 million received from incurring new debt and the issuance of preferred stock.

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with our investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of our ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of our investment in the original security and we continue to classify this instrument in our non-current auction rate securities balance. During the third quarter of fiscal year 2009, the issuer of another of our ARS investments exercised an option to replace the collateral underlying our original investment with the issuer’s own preferred stock. Our investment in this security has retained comparable par value, interest rates, payment dates and auction cycles after the exchange. We currently classify all of these investments as non-current auction rate securities in our consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our holdings in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. All of our investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of May 31, 2009, the par value of our investments in ARS was $69.7 million and its estimated fair value was $6.1 million. The estimated fair value no longer approximates par value.

As of May 31, 2009 and 2008, we used a discounted cash flow model to estimate the fair value of our investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the year ended May 31, 2009, using this assessment of fair value, we determined there was a decline in the fair value of our ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the year ended May 31, 2009, due to the continued declines in fair value of our investments in ARS, we concluded that the previously recorded temporary impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income (loss). For the year ended May 31, 2008, we determined there was a decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity (deficit) and does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and is a component of the net income (loss) for the applicable accounting period. The primary differentiating factors used to classify impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relation to our investment guidelines and market conditions. We have decided to modify our current investment strategy by limiting our ARS investments to our current holdings and increasing our holdings in more liquid investments.

We have experienced significant losses beginning in fiscal year 2008 and continuing through fiscal year 2009, which are attributable to operations, restructurings and other charges such as the impairment of our ARS investments. We have managed our liquidity during this time through a series of cost reduction initiatives, an additional $100 million investment from Elevation, a net equity offering of $103.5 million, and a modification to our investment strategy to favor more liquid money market investments and United States Treasury securities. Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the sustained commercial success of Palm Pre;

•	the timely launch and commercial success of future products based on our Palm webOS;

•	the level of continuing sales of our Treo and Centro smartphones; and

•	our ability to manage operating expenses and capital spending and successfully manage our growth.

We anticipate our balances of cash, cash equivalents and short-term investments of $255.1 million as of May 31, 2009 will satisfy our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months. Although we believe that we can meet our liquidity needs for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008 and our actual level of losses for the last four fiscal quarters were unanticipated 12 months ago which have resulted in decreases in our cash, cash equivalents and short-term investment balances. We are experiencing reduced demand for our maturing smartphone products and a challenging economic environment, and we expect further declining revenues and continued margin pressure from our mature product lines. Based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies. If we fail to meet our operating forecast or market conditions negatively affect our cash flows or to fund growth opportunities, we may be required to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, operating cash flows and financial condition.

Net accounts receivable was $66.5 million as of May 31, 2009, a decrease of $49.9 million, or 43%, from $116.4 million as of May 31, 2008. Days invoices outstanding, or DIO, of receivables was 53 days and 35 days as of May 31, 2009 and 2008, respectively. The DIO increased 18 days primarily as a result of a change in the linearity in our revenues and customer payment patterns. We ended fiscal year 2009 with a cash conversion cycle of (12) days, a decrease of 6 days from (6) days as of May 31, 2008. The cash conversion cycle decreased 6 days primarily as a result of the change in our days payable outstanding, or DPO. The change in DPO was primarily due to the decrease in our cost of revenues as compared to the prior year. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is an annual metric on which we have focused as we continue to try to efficiently manage our assets.

Net accounts receivable was $116.4 million as of May 31, 2008, a decrease of $87.9 million, or 43%, from $204.3 million as of May 31, 2007. DIO of receivables was 35 days and 46 days at May 31, 2008 and 2007, respectively. The decrease in net accounts receivable and the decrease in DIO are primarily due to the decrease in our revenues during the last three months of fiscal year 2008 as compared to fiscal year 2007 coupled with a higher percentage of those revenues recorded in fiscal year 2007 later in the period as compared to fiscal year 2008. During fiscal year 2008, the cash conversion cycle decreased 1 day to (6) days compared to (5) days as of fiscal year end 2007.

In September 2006, our Board of Directors authorized a stock buyback program to repurchase up to $250.0 million of our common stock at our discretion, depending on market conditions, share price and other factors. The stock repurchase program is designed to return value to our stockholders and minimize dilution from stock issuance. During fiscal years 2009 and 2008, we did not repurchase any shares of common stock through open market purchases. During fiscal year 2007, which was prior to the Recapitalization Transaction, we repurchased 2.2 million shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during fiscal year 2007. The repurchased shares have been subsequently retired. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

The following is a summary of the contractual commitments associated with our debt and lease obligations (which include the related interest), as well as our purchase commitments as of May 31, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$394,000	$4,000	$8,000	$382,000	$—
Interest on long-term debt obligations (1)	66,609	15,135	30,092	21,382	—
Commitment fee on unused portion of Revolver	518	152	306	60	—
Purchase commitments	367,110	367,110	—	—	—
Operating lease obligations	24,476	11,306	13,170	—	—
System hardware purchase obligation	1,857	1,857	—	—	—
Software purchase obligation	272	272	—	—	—
Employee incentive compensation	469	235	234	—	—
Cash distribution obligation	270	270	—	—	—
Series B and series C redeemable convertible preferred stock	376,000	—	—	—	376,000
FIN No. 48 obligations including interest and penalties (2)	5,783	—	—	—	5,783

Total contractual obligations	$1,237,364	$400,337	$51,802	$403,442	$381,783

(1)	Interest on long-term debt obligations is estimated using our effective interest rate as of May 31, 2009, or 3.82%, and with the assumption that minimum payments will be made in accordance with the payment schedule outlined in the Credit Agreement.
(2)	As of May 31, 2009, we had $5.8 million of non-current tax liabilities on our consolidated balance sheet for unrecognized tax positions, including $1.3 million of total accrued interest and penalties. We can neither make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor make an estimate of the range of any potential changes to the unrecognized tax benefits.

In October 2007, we entered into a Credit Agreement, which governs a Term Loan and a Revolver. Borrowings under the Credit Agreement bear interest at our election at one-, two-, three- or six- month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Rate plus 0.50%) plus 2.50%. As of May 31, 2009, the interest rate for the Term Loan was based on one-month LIBOR plus 3.50%, or 3.82%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. See Note 11 of the consolidated financial statements for a full description of the restrictions and requirements under the Credit Agreement. As of May 31, 2009, $394.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 12-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2009 and 2008, our cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were $352.7 million and $234.1 million, respectively.

In accordance with our policy, we also accrue for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of May 31, 2009 and 2008, we had recorded $14.4 million and $5.4 million, respectively, in other accrued liabilities related to these commitments.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

During fiscal year 2008, we entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support our general infrastructure and one year of maintenance for a total of $3.7 million. Under the terms of the agreement, we agreed to make quarterly payments from September 2008 through December 2009. The net present value of these payments, $3.5 million, is being amortized using the effective yield method. As of May 31, 2009, we had made payments totaling $1.8 million under the agreement. The remaining amount due under the agreement was $1.9 million as of May 31, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $3.7 million.

During fiscal year 2007, we entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million. Under the terms of the agreement, we agreed to make quarterly payments over a three-year period ending July 2009. The net present value of these payments, $2.9 million, is being amortized using the effective yield method. As of May 31, 2009, we had made payments totaling $3.0 million under the agreement. The remaining amount due under the agreement was $0.3 million as of May 31, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $1.4 million.

During February and October 2007, we acquired the assets of several businesses. Under the purchase agreements, we agreed to pay employee incentive compensation based on continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of May 31, 2009, we had made payments totaling $3.3 million under the purchase agreements. The remaining liability under these agreements was $0.5 million and $6.1 million as of May 31, 2009 and 2008, respectively.

In October 2007, we declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to our stockholders of $949.7 million. At that time, $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. The distribution liability is being paid in cash as the related shares of restricted stock vest. As of May 31, 2009 and 2008, the remaining amount due to holders of unvested restricted stock, adjusted for cancelations, was $0.3 million and $0.7 million, respectively, of which $0.3 million and $0.4 million, respectively, were classified in other accrued liabilities in the consolidated balance sheet and $0 and $0.3 million, respectively, were classified within other non-current liabilities.

We have issued shares of Series B Preferred Stock and Series C Preferred Stock which are mandatorily redeemable in October 2014 at their liquidation preferences. As of May 31, 2009, the total redemption amounts for outstanding shares of our Series B Preferred Stock and Series C Preferred Stock were $325.0 million and $51.0 million, respectively. As of May 31, 2008, the total redemption amount for outstanding shares of our Series B Preferred Stock was $325.0 million.

In December 2006, we entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, we agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. In August 2008, the agreement was again amended to include an additional minimum purchase commitment of $0.2 million. Upon the expiration of this agreement at the end of November 2008, we no longer had any related contractual obligations. In December 2008, we entered into a new purchase agreement with Microsoft, which expires at the end of November 2010 and does not specify a minimum purchase commitment obligation. As of May 31, 2009 and 2008, we had a remaining amount due under the original agreement of $0 and $15.1 million, respectively.

In May 2005, we acquired PalmSource’s 55% share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. We agreed to pay $30.0 million in installments through November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and was amortized using the effective yield method. The remaining amount due to PalmSource under this agreement was $0 and $7.5 million as of May 31, 2009 and 2008, respectively.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of May 31, 2009 and 2008, we had estimated royalty obligations of $38.5 million and $34.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of May 31, 2009 or on the results reported for the year then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of May 31, 2009 and 2008, we had $9.5 million and $8.6 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

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

In March 2009, we issued 26.6 million shares of our common stock in an underwritten public offering at a price per share of $6.00, including 15.1 million shares as a result of the conversion of 49,000 shares of Series C Units, or 49% of the initial investment in Series C Preferred Stock by Elevation, pursuant to the exercise of our Transfer Right. The related Detachable Warrants to purchase 3.4 million shares of our common stock were canceled. As a result of this offering, we received cash proceeds of $103.5 million, net of the $49.0 million investment returned to Elevation and $7.1 million in underwriting discounts, commissions and estimated offering expenses to be paid by us.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to our policy, these foreign exchange forward contracts have maturities of 35 days or less. We did not have any foreign exchange forward contracts outstanding as of May 31, 2009. As of May 31, 2008, our outstanding notional contract value, which approximated fair value, was $7.0 million which settled within 28 days. We do not enter into derivatives for speculative or trading purposes.

Effects of Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents and short-term investments. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of $152.4 million and $176.9 million as of May 31, 2009 and 2008, respectively, are invested primarily in money market funds, and an immediate and uniform increase in market interest rates of 100 basis points from levels at May 31, 2009 or 2008 would cause an immaterial decline in the fair value of our cash equivalents. As of May 31, 2009 and 2008, we had short-term investments of $102.7 million and $81.8 million, respectively. Our short-term investment portfolio primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. These available-for-sale investments include government and domestic corporate debt securities, are subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels as of May 31, 2009 would cause a decline of less than 1%, or $0.7 million, in the fair market value of our short-term investments portfolio. A similar increase in market interest rates from levels as of May 31, 2008 would have resulted in a decline of less than 2%, or $1.2 million, in the fair market value of our short-term investments portfolio. We would expect our net income (loss) or cash flows to be similarly affected, in absolute dollars, by such a change in market interest rates.

We hold a variety of interest-bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities failed to settle on their respective settlement dates. Auctions for our investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. We currently classify all of these investments as non-current auction rate securities in our consolidated balance sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our holdings in more liquid money market investments and United States Treasury securities. As of May 31, 2009, we determined there was a total decline in the fair value of our ARS investments of $68.1 million, all of which has been recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels as of May 31, 2009 would cause an additional decline of 8%, or $0.5 million, in the fair market value of our investments in

ARS. As of May 31, 2008, we determined there was a total decline in the fair value of our ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge. An immediate and uniform increase in market interest rates of 100 basis points from levels as of May 31, 2008 would have caused an additional decline of 8%, or $2.4 million, in the fair market value of our investments in ARS.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $394.0 million as of May 31, 2009 under our current Credit Agreement. We do not currently use derivatives to manage interest rate risk. As of May 31, 2009, our interest rate applicable to borrowings under the Credit Agreement was 3.82%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We recorded a net gain (loss) of $1.9 million, $(1.1) million and $0.3 million for fiscal years 2009, 2008 and 2007, respectively, from the revaluation of our foreign denominated assets and liabilities, which is included in operating income (loss) in our consolidated statements of operations. According to our policy, our foreign exchange forward contracts have maturities of 35 days or less. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). We did not have any foreign exchange forward contacts outstanding as of May 31, 2009. As of May 31, 2008, our outstanding notional contract value, which approximated fair value, was $7.0 million which settled within 28 days. We do not enter into derivative financials for trading or speculative purposes.

Equity Price Risk

As of May 31, 2009 we do not own any material equity investments. Therefore, we do not currently have any material direct equity price risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palm, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Palm, Inc. and subsidiaries (the “Company”) as of May 31, 2009 and 2008, the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective June 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
July 24, 2009

Palm, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended May 31,
	2009	2008	2007
Revenues	$735,872	$1,318,691	$1,560,507
Cost of revenues(*)	576,113	916,810	985,369

Gross profit	159,759	401,881	575,138

Operating expenses:
Sales and marketing(*)	174,052	229,702	248,685
Research and development(*)	177,210	202,764	190,952
General and administrative(*)	55,923	60,778	59,762
Amortization of intangible assets	3,054	3,775	1,981
Restructuring charges(*)	16,134	30,353	—
Casualty recovery	(268)	—	—
Patent acquisition cost (refund)	(1,537)	5,000	—
Gain on sale of land	—	(4,446)	—
In-process research and development	—	—	3,700

Total operating expenses	424,568	527,926	505,080

Operating income (loss)	(264,809)	(126,045)	70,058
Impairment of non-current auction rate securities	(35,885)	(32,175)	—
Interest (expense)	(25,299)	(20,397)	(1,970)
Interest income	5,840	21,860	25,958
Loss on series C derivative	(2,515)	—	—
Other income (expense), net	(5,255)	(1,471)	(1,619)

Income (loss) before income taxes	(327,923)	(158,228)	92,427
Income tax provision (benefit)	404,265	(52,809)	36,044

Net income (loss)	(732,188)	(105,419)	56,383
Accretion of series B and series C redeemable convertible preferred stock	21,285	5,516	—

Net income (loss) applicable to common shareholders	$(753,473)	$(110,935)	$56,383

Net income (loss) per common share:
Basic	$(6.51)	$(1.05)	$0.55

Diluted	$(6.51)	$(1.05)	$0.54

Shares used to compute net income (loss) per common share:
Basic	115,725	105,891	102,757

Diluted	115,725	105,891	104,442

(*) Costs and expenses include stock-based compensation as follows:
Cost of revenues	$1,306	$1,716	$2,276
Sales and marketing	3,774	6,607	6,012
Research and development	10,288	10,267	9,024
General and administrative	7,296	12,500	6,943
Restructuring charges	1,189	1,091	—

	$23,853	$32,181	$24,255

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	May 31, 2009	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152,400	$176,918
Short-term investments	102,733	81,830
Accounts receivable, net of allowance for doubtful accounts of $350 and $1,169, respectively	66,452	116,430
Inventories	19,716	67,461
Deferred income taxes	174	82,011
Prepaids and other	12,104	15,436

Total current assets	353,579	540,086

Restricted investments	9,496	8,620
Non-current auction rate securities	6,105	29,944
Deferred costs	14,896	—
Property and equipment, net	31,167	39,636
Goodwill	166,320	166,332
Intangible assets, net	48,914	61,048
Deferred income taxes	331	318,850
Other assets	12,428	15,746

Total assets	$643,236	$1,180,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$105,628	$161,642
Income taxes payable	475	1,088
Deferred revenues	18,429	4,080
Accrued restructuring	6,090	8,058
Current portion of long-term debt	4,000	4,000
Other accrued liabilities	207,820	232,478

Total current liabilities	342,442	411,346

Non-current liabilities:
Long-term debt	390,000	394,000
Non-current deferred revenues	13,077	—
Non-current tax liabilities	5,783	6,127
Other non-current liabilities	—	2,098

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized and outstanding; aggregate liquidation value: $325,000	265,412	255,671
Series C redeemable convertible preferred stock, $0.001 par value, 100 shares authorized; outstanding: 51 shares and 0 shares, respectively; aggregate liquidation value: $51,000 and $0, respectively	40,387	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 125,000 shares authorized:
Series A: 2,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 139,687 shares and 108,369 shares, respectively	140	108
Additional paid-in capital	854,649	659,141
Accumulated deficit	(1,269,672)	(537,484)
Accumulated other comprehensive income (loss)	1,018	(10,745)

Total stockholders’ equity (deficit)	(413,865)	111,020

Total liabilities and stockholders’ equity (deficit)	$643,236	$1,180,262

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands)

	Common Stock	Additional Paid-In Capital	Unamortized Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, May 31, 2006	$103	$1,475,319	$(2,752)	$(488,081)	$(684)	$983,905
Components of comprehensive income:
Net income	—	—	—	56,383	—	56,383
Net unrealized gains on available-for-sale investments	—	—	—	—	1,522	1,522
Recognized gains included in results of operations	—	—	—	—	(110)	(110)
Accumulated translation adjustments	—	—	—	—	915	915

Total comprehensive income	—	—	—	—	—	58,710

Common stock issued under stock plans, net	3	21,923		—	—	21,926
Stock-based compensation expense	—	21,503	2,752	—	—	24,255
Tax benefit from employee stock options	—	4,578	—	—	—	4,578
Shares repurchased and retired	(2)	(30,961)				(30,963)

Balances, May 31, 2007	104	1,492,362	—	(431,698)	1,643	1,062,411
Components of comprehensive loss:
Net loss	—	—	—	(105,419)	—	(105,419)
Net unrealized losses on available-for-sale investments	—	—	—	—	(1,261)	(1,261)
Net unrealized losses in value of non-current auction rate securities	—	—	—	—	(44,706)	(44,706)
Net recognized losses on non-current auction rate securities included in results of operations	—	—	—	—	32,175	32,175
Net recognized gains on available-for-sale investments included in results of operations	—	—	—	—	(68)	(68)
Accumulated translation adjustments	—	—	—	—	1,472	1,472

Total comprehensive loss	—	—	—	—	—	(117,807)

Common stock issued under stock plans, net	4	28,433		—	—	28,437
Stock-based compensation expense	—	32,181	—	—	—	32,181
Tax deficiency from employee stock options	—	(3,663)	—	—	—	(3,663)
Cash distribution to stockholders	—	(949,691)	—	—	—	(949,691)
Discount recognized on issuance of series B redeemable convertible preferred stock	—	65,035	—	—	—	65,035
Accretion of series B redeemable convertible preferred stock	—	(5,516)	—	—	—	(5,516)
Adjustment to accumulated deficit due to adoption of FIN No. 48 (see Note 16)	—	—	—	(367)	—	(367)

Balances, May 31, 2008	108	659,141	—	(537,484)	(10,745)	111,020
Components of comprehensive loss:
Net loss	—	—	—	(732,188)	—	(732,188)
Net unrealized losses on available-for-sale investments	—	—	—	—	(1,649)	(1,649)
Net unrealized losses in value of non-current auction rate securities	—	—	—	—	(23,354)	(23,354)
Net recognized losses on non-current auction rate securities included in results of operations	—	—	—	—	35,885	35,885
Net recognized losses on available-for-sale investments included in results of operations	—	—	—	—	3,594	3,594
Accumulated translation adjustments	—	—	—	—	(2,713)	(2,713)

Total comprehensive loss	—	—	—	—	—	(720,425)

Common stock issued under stock plans, net	5	15,531		—	—	15,536
Stock-based compensation expense	—	23,853	—	—	—	23,853
Tax benefit from employee stock options	—	1,924	—	—	—	1,924
Distribution liability related to canceled shares of restricted stock	—	34	—	—	—	34
Accretion of series B and series C redeemable convertible preferred stock	—	(21,285)	—	—	—	(21,285)
Warrants recorded in connection with issuance of series C units	—	21,966	—	—	—	21,966
Conversion of series C units and issuance of additional common stock, net	27	101,544	—	—	—	101,571
Discount recognized on issuance of series C redeemable convertible preferred stock	—	51,941	—	—	—	51,941

Balances, May 31, 2009	$140	$854,649	$—	$(1,269,672)	$1,018	$(413,865)

See notes to consolidated financial statements.

Palm, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended May 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(732,188)	$(105,419)	$56,383
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	19,677	19,699	13,316
Stock-based compensation	23,853	32,181	24,255
Amortization of intangible assets	12,134	16,510	8,315
Amortization of debt issuance costs	3,139	1,834	—
In-process research and development	—	—	3,700
Deferred income taxes	401,670	(58,227)	11,313
Realized (gain) loss on short-term investments	3,594	(68)	(110)
Excess tax benefit related to stock-based compensation	(142)	(40)	(5,241)
Realized loss (gain) on disposition of property and equipment and sale of land	619	(4,446)	—
Impairment of non-current auction rate securities	35,885	32,175	—
Loss on series C derivative	2,515	—	—
Changes in assets and liabilities:
Accounts receivable	48,425	89,312	2
Inventories	47,571	(28,147)	18,842
Prepaids and other	4,542	736	1,790
Accounts payable	(54,883)	(35,840)	11,654
Income taxes payable	(346)	3,033	16,421
Accrued restructuring	(361)	6,303	(1,803)
Deferred revenues/costs, net	12,530	—	—
Other accrued liabilities	(16,746)	12,866	9,354

Net cash provided by (used in) operating activities	(188,512)	(17,538)	168,191

Cash flows from investing activities:
Purchase of brand name intangible asset	—	(1,500)	(44,000)
Purchase of property and equipment	(13,452)	(22,999)	(24,651)
Proceeds from sale of land	—	64,446	—
Cash paid for business acquisitions	—	(495)	(19,000)
Purchase of short-term investments	(112,385)	(517,104)	(682,882)
Sales/maturities of short-term investments	88,109	777,917	671,623
Purchase of restricted investments	(2,000)	(8,951)	—
Sale of restricted investments	1,124	331	—
Proceeds related to investments in non-current auction rate securities	485	250	—

Net cash provided by (used in) investing activities	(38,119)	291,895	(98,910)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	104,049	—	—
Proceeds from issuance of common stock, employee stock plans	15,536	28,437	21,926
Purchase and subsequent retirement of common stock	—	—	(30,963)
Excess tax benefit related to stock-based compensation	142	40	5,241
Proceeds from issuance of redeemable convertible preferred stock and series C units, net	99,173	315,190	—
Proceeds from issuance of debt, net	—	381,107	—
Repayment of debt	(14,446)	(3,089)	(50,816)
Cash distribution to stockholders	(439)	(948,949)	—

Net cash provided by (used in) financing activities	204,015	(227,264)	(54,612)

Effects of exchange rate changes on cash and cash equivalents	(1,902)	1,695	—
Change in cash and cash equivalents	(24,518)	48,788	14,669
Cash and cash equivalents, beginning of period	176,918	128,130	113,461

Cash and cash equivalents, end of period	$152,400	$176,918	$128,130

Supplemental cash flow information:
Cash paid for income taxes	$3,402	$3,391	$8,900

Cash paid for interest	$21,828	$18,042	$1,741

Non-cash investing and financing activities:
Liability for property and equipment acquired	$—	$3,334	$2,309

See notes to consolidated financial statements.

Palm, Inc.

Notes to Consolidated Financial Statements

Note 1.    Background and Basis of Presentation

Palm, Inc. or Palm or the Company, is a provider of mobile products that enhance the lifestyles of individual users and business customers worldwide.

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

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system, or OS, business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, Palm acquired Handspring, Inc., and changed the Company’s name to palmOne, Inc.

In connection with the spin-off of PalmSource, the Palm Trademark Holding Company, LLC, or PTHC, was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, the Company acquired PalmSource’s interest in PTHC, including the Palm trademark and brand, for $30.0 million. In July 2005, the Company changed its name back to Palm, Inc., or Palm.

In October 2007, Palm sold 325,000 shares of series B redeemable convertible preferred stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P., or Elevation, in exchange for $325.0 million. On an as-converted basis, these shares represented 27% of the voting shares outstanding of Palm at the close of the transaction. Palm utilized these proceeds, along with existing cash and the proceeds of $400.0 million of new debt, to finance a $9.00 per share one-time cash distribution of $949.7 million to stockholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Palm adjusted outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards.

In January 2009, Palm sold 100,000 units, or the Series C Units, to Elevation in exchange for $100.0 million, each of which consists of one share of Palm’s series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of Palm’s common stock, or the Detachable Warrants. In March 2009, Palm elected to cause Elevation to convert 49,000 Series C Units into shares of Palm’s common stock. These shares were subsequently sold in an underwritten public offering with newly issued shares for a total of 26.6 million common shares, of which Elevation repurchased a portion. On an as-converted and an as-exercised basis, the remaining outstanding Series C Units, in combination with the outstanding shares of Series B Preferred Stock, represented 29% of the voting shares outstanding of the Company at the close of the transaction. At the close of the transaction, holders of the Series B Preferred Stock and Series C Units, voting together, were entitled to designate three directors to Palm’s Board of Directors.

Note 2.    Significant Accounting Policies

Fiscal Year

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2009, 2008 and 2007 each contained 52 weeks. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s consolidated financial statements and accompanying notes. Palm bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in Palm’s balance sheets and the amounts of revenues and expenses reported for each of Palm’s fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, warranty and technical service costs, royalty obligations, goodwill and intangible asset valuations, restructurings, inventory, stock-based compensation, non-current auction rate securities and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Palm and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Reclassifications

The prior year balances for deferred revenues have been reported as separate line items, rather than as part of other accrued liabilities, to conform to the current year presentation. This change in presentation had no impact on previously reported results.

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

Palm accounts for cash equivalents, short-term investments and non-current ARS in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Palm determined the appropriate classification of all cash equivalents, short-term investments and non-current auction rate securities was “available-for-sale” since the time of purchase through May 31, 2009. As such, as of May 31, 2009 and 2008, all of Palm’s cash equivalents, short-term investments and non-current auction rate securities were reported at fair value.

Palm uses the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. Realized gains and losses are included in other income (expense), net. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest income along with interest and dividends.

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

The following individual customers accounted for 10% or more of total revenues for the years ended May 31, 2009, 2008 and 2007:

	Years Ended May 31,
	2009	2008	2007
Sprint Nextel Corporation	43%	41%	24%
Verizon Wireless	17%	13%	18%
AT&T Inc.	8%	11%	14%

The following individual customers accounted for 10% or more of net accounts receivable as of May 31, 2009 and/or 2008:

	May 31,
	2009	2008
Sprint Nextel Corporation	46%	33%
Brightstar Corporation	13%	13%
Verizon Wireless	13%	2%
AT&T Inc.	—%	15%

Inventories

Inventory purchases and purchase commitments are based on forecasts of future demand. Palm values its inventory at the lower of standard cost (which approximates first-in, first-out cost) or market. If Palm believes that demand no longer allows it to sell its inventory above cost, or at all, then Palm writes down that inventory to market or writes off excess inventory levels.

Deferred Costs and Revenues Related to Subscription Accounting

In accordance with the subscription accounting method, Palm defers recognition of the revenues and related standard cost of revenues for sales of Palm webOS products. These revenues and product costs are recognized on a straight-line basis over the currently estimated economic life of the product of 24 months.

Restricted Investments

Restricted investments consist of money market funds and certificates of deposit with maturities of six months or less. Money market funds are carried at amortized cost, which approximates fair value. Certificates of deposit are carried at cost. These investments are used as collateral for outstanding letters of credit.

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

Equity Investments

Investments in equity securities with readily available fair values are considered available-for-sale and recorded at fair value with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for which Palm does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded in other assets at the current adjusted cost basis, or $1.0 million as of May 31, 2009 and 2008. Palm evaluates its investments in equity securities on a regular basis and records an impairment charge to other income (expense), net when the decline in the fair value below the cost basis is judged to be other-than-temporary.

Revenue Recognition

Revenues are recognized when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and SOP No. 97-2, Software Revenue Recognition, as amended. Palm recognizes revenues from sales of mobile devices under the terms of the applicable customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to Palm’s customers are subject to agreements allowing for limited rights of return, price protection and rebates. Accordingly, revenues are reduced for Palm’s estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection and rebates are recorded at the time these programs are offered in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of customers that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. Actual claims for returns, price protection and rebates may vary over time and could differ from management’s estimates.

Revenues from software arrangements with end users of Palm’s devices are recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, Palm allocates revenues to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value, in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Palm defers the portion of the fee equal to the fair value of the undelivered elements until they are delivered.

Palm may periodically provide services and unspecified software free of charge to customers of Palm webOS products. Therefore, as required by generally accepted accounting principles, Palm recognizes Palm webOS product revenues on a subscription basis in accordance with SOP No. 97-2. Under the subscription accounting method, Palm recognizes revenues and related standard cost of revenues for Palm webOS products on a straight-line basis over their currently estimated economic lives of 24 months. If the actual economic lives of Palm webOS products are different than these estimates, Palm revises the economic lives it is using to recognize revenues and related standard cost of revenues, which may result in a lack of comparability between products and/or periods. Certain manufacturing overhead and other related period cost of revenues will be expensed as incurred. If Palm offers specified upgrade rights to its customers in connection with Palm webOS products for future delivery, Palm will defer commencement of revenue recognition until the future obligation is fulfilled, the right to the specified upgrade expires or VSOE is established.

Royalty Obligations

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors.

Advertising

Advertising costs are expensed as incurred and were $89.0 million, $113.2 million and $116.3 million for fiscal years 2009, 2008 and 2007, respectively. Included within total advertising costs are marketing development funds paid to wireless carriers and channel customers for which Palm receives identifiable benefits whose fair value can be reasonably estimated and which are expensed in the period the related revenues are recognized.

Warranty Costs

For its Treo and Centro smartphones and its handheld computers, Palm accrues for warranty and related service costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and any known warranty issues. For its Palm webOS products, Palm expenses warranty costs as they are incurred.

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

Income Taxes

Income tax provision (benefit) for the years ended May 31, 2009, 2008 and 2007 is based on pre-tax financial accounting income or loss. Deferred tax assets represent temporary differences that will result in deductible amounts in future years, including net operating loss carryforwards, deferred expenses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, based on estimates, non-expiring credits and certain tax planning strategies. The carrying value of Palm’s net deferred tax assets assumes that it is more likely than not that Palm will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value.

Palm does not provide U.S. income taxes on undistributed earnings of its foreign subsidiaries that it expects to permanently reinvest in operations outside the U.S.

Palm accounts for uncertain tax positions in accordance with FASB Financial Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Accordingly, Palm reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Palm recognizes interest and penalties, if any, related to income tax benefits in income tax provision.

Foreign Currency Translation

For non-U.S. subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, monthly, at exchange rates as of the balance sheet date, and revenues, expenses, gains and losses are translated, monthly, at average exchange rates during the period. Resulting foreign currency translation adjustments are included as a component of other comprehensive income (loss). Palm recorded a net gain (loss) of $1.9 million, $(1.1) million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively, from the revaluation of its foreign denominated assets and liabilities, which is included in operating income (loss) in Palm’s consolidated statements of operations.

For Palm entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for inventories, prepaid expenses and property and equipment, which are translated at historical exchange rates. Fluctuations in exchange rates during fiscal years 2009 and 2008 for Palm’s foreign currency denominated assets and liabilities resulted in an increase (decrease) in cash flows of $(1.9) million and $1.7 million, respectively. Prior year amounts were not significant.

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

According to Palm’s policy, these foreign exchange forward contracts have maturities of 35 days or less. Palm did not enter into derivatives for speculative or trading purposes or to hedge expected future cash flows during the years ended May 31, 2009, 2008 and 2007.

Stock-Based Compensation

Palm accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. SFAS No. 123(R) requires the application of the accounting standard to all share-based awards issued on or after its adoption date, or June 1, 2006, and to any outstanding share-based awards that were issued but not vested as of June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method. Palm’s share-based awards include stock options, restricted stock awards, performance shares, or restricted stock units, and Palm’s Employee Stock Purchase Plan, or ESPP.

Net Income (Loss) Per Common Share

Palm follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic and diluted earnings per common share is then calculated by dividing net income (loss) allocable to common shareholders (after the reduction for any undeclared preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of common shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted earnings per share for securities other than common stock; therefore, the earnings per common share amounts only pertain to Palm’s common stock.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the fiscal years ended May 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended May 31,
	2009	2008	2007
Numerator:
Net income (loss)	$(732,188)	$(105,419)	$56,383
Effect of dilutive securities:
Accretion of series B and series C redeemable convertible preferred stock	21,285	5,516	—

Numerator for basic and diluted net income (loss) per common share	$(753,473)	$(110,935)	$56,383

Denominator:
Shares used to compute basic net income (loss) per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	115,725	105,891	102,757
Effect of dilutive securities:
Restricted stock awards subject to repurchase	—	—	14
Stock options and employee stock purchase plan	—	—	1,659
Restricted stock units	—	—	12
Series B redeemable convertible preferred stock	—	—	—
Series C redeemable convertible preferred stock	—	—	—
Series C warrants	—	—	—
Convertible debt	—	—	—

Shares used to compute diluted net income (loss) per common share	115,725	105,891	104,442

Basic net income (loss) per common share	$(6.51)	$(1.05)	$0.55

Diluted net income (loss) per common share	$(6.51)	$(1.05)	$0.54

For the year ended May 31, 2009, 20.4 million weighted average share-based payment awards to purchase Palm common stock and 38.2 million and 8.6 million weighted average shares of the Series B Preferred Stock and Series C Preferred Stock, respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. For the year ended May 31, 2008, 18.9 million weighted average options to purchase Palm common stock and 23.0 million weighted average shares of the Series B Preferred Stock were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. To determine the shares of preferred stock excluded because the inclusion of such shares would be antidilutive, Palm used the “if converted” method, under which the Series B Preferred Stock and Series C Preferred Stock are assumed to be converted to common shares at conversion prices of $8.50 per share and $3.25 per share, respectively, taking into consideration the accretion against net loss applicable to common shareholders. For the year ended May 31, 2007, 11.0 million weighted average options to purchase Palm common stock were excluded from the computations of diluted net income per share because these options’ exercise prices were above the average market price during the period and the effect of including such stock options would have been anti-dilutive. Palm accounted for the effect of the convertible debt in the diluted earnings per share calculation using the “if converted” method. Under that method, the convertible debt is assumed to be converted to shares at a conversion price of $32.30, and interest expense, net of taxes, related to the convertible debt is added back to net income. During fiscal year 2007, Palm retired its outstanding convertible debt. For the fiscal year ended May 31, 2007, 1.1 million shares of convertible debt were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) plus net unrealized gain (loss) on investments, net unrealized losses in value of non-current auction rate securities, recognized (gains) losses included in results of operations, recognized losses on non-current auction rate securities and accumulated foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

Effects of Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Palm adopted SFAS No. 157 to account for its financial assets and liabilities for the fiscal year beginning June 1, 2008 (see Note 4 to the consolidated financial statements). The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on Palm’s financial condition, results of operations or cash flows. Palm is required to adopt SFAS No. 157 to account for certain nonfinancial assets and liabilities for the fiscal year beginning June 1, 2009. Palm is currently evaluating the effect, if any, that the adoption of the deferred provisions of SFAS No. 157 will have on its consolidated financial statements, but does not expect it to have a material impact.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Palm is required to adopt EITF Issue No. 07-5 for the fiscal year beginning June 1, 2009. As of May 31, 2009, Palm had outstanding shares of Series C Preferred Stock with a conversion feature and warrants. Both of these instruments contain a “down-round” provision which prevents them from being considered linked to Palm’s common stock. As a result, Palm will bifurcate its Series C Preferred Stock and reclassify the estimated fair value of the warrants and the conversion feature as liabilities on June 1, 2009. Palm has not yet determined the impact that EITF Issue No. 07-5 will have on its consolidated financial statements, but expects that the impact of adoption will be material. The adoption of EITF Issue No. 07-5 will also require the outstanding warrants and conversion option to be marked to estimated fair value at the end of each subsequent reporting period.

Note 3.    Cash and Available-For-Sale and Restricted Investments and Non-Current Auction Rate Securities

Palm’s cash and available-for-sale and restricted investments and non-current auction rate securities are as follows (in thousands):

	May 31, 2009			May 31, 2008
	Cost	Net Unrealized Gain/(Loss)	Fair Value	Cost	Net Unrealized Gain/(Loss)	Fair Value
Cash	$67,070	$—	$67,070	$60,916	$—	$60,916
Cash equivalents, money market funds	85,330	—	85,330	116,002	—	116,002

Total cash and cash equivalents	$152,400	$—	$152,400	$176,918	$—	$176,918

Short-term investments:
Federal government obligations	$101,422	$80	$101,502	$76,650	$(96)	$76,554
Corporate notes/bonds	1,231	—	1,231	7,044	(1,768)	5,276

Total short-term investments	$102,653	$80	$102,733	$83,694	$(1,864)	$81,830

Restricted investments:
Money market funds	$9,085	$—	$9,085	$8,046	$—	$8,046
Certificates of deposit	411	—	411	574	—	574

Total restricted investments	$9,496	$—	$9,496	$8,620	$—	$8,620

Non-current auction rate securities, corporate notes/bonds	$6,105	$—	$6,105	$42,475	$(12,531)	$29,944

The following table summarizes the fair value of federal government obligations and corporate debt securities classified as short-term investments based on stated maturities as of May 31, 2009 (in thousands):

Fair Value
Short-term investments
Due within one year	$1,231
Due within two years	—
Due within three years	—
Due after three years	101,502

Total short-term investments	$102,733

The net unrealized gains above for fiscal year 2009 of $0.1 million are net of unrealized losses of less than $0.1 million. As of May 31, 2009, Palm’s investments with unrealized losses were federal government obligations, had a fair value of $60.8 million and were in an unrealized loss position for less than 12 months. In accordance with SFAS No. 115 and related guidance issued by the FASB and the Securities and Exchange Commission, or SEC, Palm concluded that the impairment of each of its investments in corporate debt securities was other-than-temporary and, as a result, recognized all of the related losses in its consolidated results of operations for fiscal year 2009.

The net unrealized losses above for short-term investments for fiscal year 2008 are $1.9 million. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities classified as short-term investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of May 31, 2008 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Federal government obligations	$76,554	$(96)	$—	$—	$76,554	$(96)
Corporate notes/bonds	1,370	(608)	3,808	(1,160)	5,178	(1,768)

	$77,924	$(704)	$3,808	$(1,160)	$81,732	$(1,864)

Palm holds a variety of interest-bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008, uncertainties in the credit markets affected all of Palm’s holdings in ARS investments and auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Auctions for Palm’s investments in these securities have continued to fail during fiscal year 2009. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2017 to 2052. All of the ARS investments were investment grade quality and were in compliance with Palm’s investment policy at the time of acquisition. During the first quarter of fiscal year 2009, one of Palm’s ARS investments was converted into a debt instrument and no longer is subject to auctions but has retained comparable contractual interest rates and payment dates. This change had no effect on the underlying collateral structure of Palm’s investment in the original security and Palm continues to classify this instrument in its non-current auction rate securities balance. During the third quarter of fiscal year 2009, the issuer of another of Palm’s ARS investments exercised an option to replace the collateral underlying Palm’s original investment with the issuer’s own preferred stock. Palm’s investment in this security has retained comparable par value, interest rates, payment dates and auction cycles after the exchange. Palm currently classifies all of these investments as non-current auction rate securities in its consolidated balance sheet because of Palm’s continuing inability to determine when these investments will settle. Palm has also modified its current investment strategy and increased its holdings in more liquid money market investments and United States Treasury securities.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. All of Palm’s investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of May 31, 2009, the par value of Palm’s investments in ARS was $69.7 million and the estimated fair value was $6.1 million. The estimated fair value no longer approximates par value.

As of May 31, 2009 and 2008, Palm used a discounted cash flow model to estimate the fair value of its investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. For the year ended May 31, 2009, using this assessment of fair value, Palm determined there was a decline in the fair value of its ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the year ended May 31, 2009, due to the continued declines in fair value of its investments in ARS, Palm concluded that the previously recorded temporary impairment of each of these ARS investments was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income (loss). For the year ended May 31, 2008, Palm determined there was a decline in the fair value of its ARS investments of $44.7 million, of which $12.5 million was deemed temporary and $32.2 million was recognized as a pre-tax other-than-temporary impairment charge.

Palm reviews its impairments in accordance with SFAS No. 115 and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity (deficit) and does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a recognized loss in the consolidated statement of operations and is a component of the net income (loss) for the applicable accounting period. The primary differentiating factors used to classify impairments between temporary and other-than-temporary impairments are the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Palm to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Note 4.    Fair Value Measurements

Effective June 1, 2008, Palm adopted SFAS No. 157 to account for its financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1—Observable quoted prices for identical instruments in active markets;

•

Level 2—Observable quoted prices for similar instruments in active markets, observable quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; or

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

For the year ended May 31, 2009, there was no material impact from the adoption of SFAS No. 157 on Palm’s consolidated financial statements. Financial assets measured at fair value on a recurring basis as of May 31, 2009 are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurements as of May 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents, money market funds	$85,330	$85,330	$—	$—
Short-term investments:
Federal government obligations	101,502	101,502	—	—
Corporate notes/bonds	1,231	—	1,231	—
Restricted investments, money market funds	9,085	9,085	—	—
Non-current auction rate securities, corporate notes/bonds	6,105	—	—	6,105

Total assets at fair value	$203,253	$195,917	$1,231	$6,105

The fair value of Palm’s Level 1 financial assets is based on quoted market prices of the identical underlying security and generally includes money market funds and United States Treasury securities with quoted prices in active markets.

The fair value of Palm’s Level 2 financial assets is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally includes corporate debt securities.

Palm did not have observable inputs for the valuation of its non-current auction rate securities. Palm’s methodology for valuing these assets is described in Note 3 to Palm’s consolidated financial statements. The following table provides a summary of changes in fair value of Palm’s Level 3 financial assets for the year ended May 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Year Ended May 31, 2009
Non-current Auction Rate Securities (1)
Balances, May 31, 2008	$29,944
Total losses (realized/unrealized):
Included in net income (loss)	(35,885)
Included in other comprehensive income (loss)	12,531
Purchases, sales, issuances and settlements	(485)
Transfers in and/or out of Level 3	—

Balances, May 31, 2009	$6,105

Amount of total losses for the year included in net income (loss) attributable to the change in unrealized losses relating to assets still held at May 31, 2009	$10,664

(1)	The primary cause of the decline in fair value of Palm’s ARS was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security. See Note 3 to Palm’s consolidated financial statements for further information regarding non-current auction rate securities.

As of May 31, 2009, Palm does not have liabilities that are measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item must be reported in current operations at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes Palm elects for similar types of assets and liabilities. Palm adopted SFAS No. 159 as of June 1, 2008. Palm evaluated its existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items during the year ended May 31, 2009. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time Palm first recognizes an eligible item or enters into an eligible firm commitment, Palm may decide to exercise the option on new items when business reasons support doing so in the future. The adoption of SFAS No. 159 did not have any impact on Palm’s financial condition, results of operations or cash flows for the year ended May 31, 2009.

Note 5.    Inventories

Inventories consist of the following (in thousands):

	May 31,
	2009	2008
Finished goods	$9,299	$65,263
Work in process and raw materials	10,417	2,198

	$19,716	$67,461

Note 6.    Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	May 31,
	2009	2008
Equipment and internal use software	$114,794	$107,342
Leasehold improvements	17,494	17,495
Furniture and fixtures	1,178	1,381

Total	133,466	126,218
Accumulated depreciation and amortization	(102,299)	(86,582)

	$31,167	$39,636

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

During February 2007, Palm acquired the assets of two sole proprietorships focused on mobile and media devices, one a developer of user interface environments and the other a developer of email software applications. Palm acquired these assets in all-cash transactions and agreed to the purchase prices based on arm’s length negotiations. Palm expects these acquisitions to accelerate the development of future products. The purchase prices of $19.2 million in the aggregate were comprised of $19.0 million in cash and $0.2 million in direct transaction costs. These acquisitions were each accounted for as a purchase in accordance with SFAS No. 141. Palm performed valuations and allocated the total purchase consideration to the assets and liabilities acquired, including identifiable intangible assets based on their respective fair values on the acquisition dates, generally using a discounted cash flow approach. Palm acquired $14.6 million of intangible assets, consisting of $13.7 million in core technology, $0.5 million in non-compete agreements and $0.4 million in customer relationships to be amortized over a weighted-average period of 79 months. Additionally, $3.7 million of the purchase prices represented in-process research and development that had not yet reached technological feasibility, had no future alternative use and was charged to operations at the time of acquisition. Palm did not acquire any tangible assets or assume any liabilities as a result of the acquisitions. Goodwill, representing the excess of the purchase prices over the fair value of the net tangible and identifiable intangible assets acquired, was $0.9 million and is expected to be fully deductible for tax purposes.

The results of operations for these acquisitions have been included in Palm’s results of operations since the acquisition dates. The financial results of these businesses prior to their acquisition are immaterial for purposes of pro forma financial disclosures.

Note 8.    Goodwill

Palm accounts for its goodwill in accordance with SFAS No. 142. As defined by SFAS No. 142, Palm identified two reporting units and allocated goodwill to each unit. During the fourth quarter of fiscal years 2009 and 2008, Palm completed its annual impairment test, and there was no impairment indicated.

Changes in the carrying amount of goodwill are (in thousands):

Balance, May 31, 2007	$167,596
Acquisition of businesses (see Note 7)	495
Goodwill adjustments	(1,759)

Balance, May 31, 2008	166,332
Goodwill adjustments	(12)

Balance, May 31, 2009	$166,320

Goodwill decreased during fiscal years 2009 and 2008 due to adjustments relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities of less than $(0.1) million and $(1.8) million, partially offset by the acquisition of a corporation during fiscal year 2008 resulting in goodwill of $0.5 million. Upon adoption of SFAS No. 141(R), Palm will no longer adjust goodwill for changes in taxes associated with the Handspring acquisition. Effective June 1, 2009, such adjustments will be recorded as a reduction or increase of income tax provision (benefit) for the fiscal year in which the changes occur.

Note 9.    Intangible Assets

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	May 31, 2009			May 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(5,613)	$23,087	$28,700	$(4,166)	$24,534
ACCESS Systems licenses	60	44,000	(27,400)	16,600	44,000	(18,900)	25,100
Acquisition related (see Note 7):
Core technology	83	13,670	(4,577)	9,093	13,670	(2,562)	11,108
Non-compete covenants	36	520	(386)	134	520	(214)	306

		$86,890	$(37,976)	$48,914	$86,890	$(25,842)	$61,048

Amortization expense related to intangible assets was $12.1 million, $16.5 million and $8.3 million for the years ended May 31, 2009, 2008 and 2007, respectively. Amortization of the Palm OS Garnet license and the applicable portion of core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
2010	$10,291
2011	9,965
2012	6,561
2013	3,361
2014	2,883
Thereafter	15,853

$48,914

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

In May 2005, Palm acquired PalmSource’s 55% share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm, Inc. The agreement provided for Palm to pay $30.0 million in installments over 3.5 years (net present value of $27.2 million) and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period.

Note 10.    Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31,
	2009	2008
Payroll and related expenses	$22,019	$20,639
Rebates	49,396	64,929
Royalty obligations	38,459	34,546
Product warranty	33,333	40,185
Marketing development expenses	2,977	18,134
Customers with advance payments	18,312	968
Other	43,324	53,077

	$207,820	$232,478

Note 11.    Long-Term Debt

In October 2007, Palm entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver.

The Term Loan matures in April 2014, and bears interest at Palm’s election at one-, two-, three- or six-month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. As of May 31, 2009, the interest rate was based on one-month LIBOR plus 3.50%, or 3.82%. The weighted-average effective interest rates were 5.47% and 7.40% for fiscal years 2009 and 2008, respectively. The principal is payable in quarterly installments of $1.0 million for the first five and a half years, beginning on December 31, 2007. The remaining principal amount is payable in quarterly installments during the final year preceding the maturity.

The Revolver matures in October 2012, and bears interest at Palm’s election at one-, two-, three- or six-month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%) plus 2.50%. In addition, Palm is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the Revolver. As of May 31, 2009, Palm has not used the Revolver.

Palm paid issuance costs of $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective yield method. For the years ended May 31, 2009 and 2008, total debt issuance costs of $3.1 million and $1.8 million were amortized to interest expense, respectively. The remaining balance of unamortized costs was $13.9 million as of May 31, 2009, of which $3.1 million was included in prepaids and other on Palm’s consolidated balance sheet and $10.8 million was included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. As of May 31, 2009, Palm was not required to make any mandatory prepayments on its Term Loan. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 103% in the first year, (ii) 102% in the second year, and (iii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

The Credit Agreement permits Palm to add one or more incremental term loan facilities and/or increase commitments under the Revolver up to $25 million, subject to certain restrictions.

The Term Loan and Revolver contain restrictive covenants on Palm’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to stockholders (except the $9.00 per share distribution described in Note 12 to Palm’s consolidated financial statements), and (vii) engage in transactions with affiliates. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of Palm’s present and future assets.

As of May 31, 2009, $394.0 million and $0 were outstanding under the Term Loan and Revolver, respectively. Future loan payments are as follows (in thousands):

Years Ended May 31,
2010	$4,000
2011	4,000
2012	4,000
2013	4,000
2014	378,000

$394,000

Note 12.    Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

Future minimum lease payments, including facilities vacated as part of restructuring activities, are as follows (in thousands):

Years Ended May 31,	Operating
2010	$11,306
2011	10,759
2012	2,411

$24,476

Rent expense was $8.4 million, $10.2 million and $11.0 million for fiscal years 2009, 2008 and 2007, respectively. In conjunction with its restructuring activities, Palm is subleasing certain excess space, the proceeds from which would partially offset Palm’s future minimum lease commitments. The estimated sublease income is not deducted from the above table of future minimum lease payments. Future minimum lease receivables under subleases are as follows (in thousands):

Years Ended May 31,
2010	$3,936
2011	3,912
2012	1,340

$9,188

Sublease income was $3.8 million, $3.8 million and $3.9 million for fiscal years 2009, 2008 and 2007, respectively. Although Palm has subleased its excess facilities, Palm continues to be the primary obligor for the commitments above.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 12-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 90 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of May 31, 2009 and 2008, Palm’s cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were $352.7 million and $234.1 million, respectively.

In accordance with Palm’s policy, Palm also accrues for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of May 31, 2009 and 2008, Palm had recorded $14.4 million and $5.4 million, respectively, in other accrued liabilities related to these commitments.

During fiscal year 2008, Palm entered into an agreement with Cisco Systems, Inc. to purchase system hardware to support its general infrastructure and one year of maintenance for a total of $3.7 million. Under the terms of the agreement, Palm agreed to make quarterly payments from September 2008 through December 2009. The net present value of these payments, $3.5 million, is being amortized using the effective yield method. As of May 31, 2009, Palm had made payments totaling $1.8 million under the agreement. The remaining amount due under the agreement was $1.9 million as of May 31, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $3.7 million.

During fiscal year 2007, Palm entered into a license agreement with Oracle Corporation to purchase software and one year of maintenance for a total of $3.3 million. Under the terms of the agreement, Palm agreed to make quarterly payments over a three-year period ending July 2009. The net present value of these payments, $2.9 million, is being amortized using the effective yield method. As of May 31, 2009, Palm had made payments totaling $3.0 million under the agreement. The remaining amount due under the agreement was $0.3 million as of May 31, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2008 was $1.4 million.

During February and October 2007, Palm acquired the assets of several businesses. Under the purchase agreements, Palm agreed to pay employee incentive compensation based on continued employment with Palm that will be recognized as compensation expense over the service period of the applicable employees. As of May 31, 2009, Palm had made payments totaling $3.3 million under the purchase agreements. The remaining liability under these agreements was $0.5 million and $6.1 million as of May 31, 2009 and 2008, respectively.

In October 2007, Palm declared a $9.00 per share one-time cash distribution on all shares outstanding as of October 24, 2007, resulting in a total amount due to Palm stockholders of $949.7 million. At that time, $948.6 million of this distribution was paid in cash to eligible stockholders and the remaining $1.1 million was recorded as a distribution liability for holders of unvested restricted stock awards that were not eligible to receive a cash payment until their shares had vested. The distribution liability is being paid in cash as the related shares of restricted stock vest. As of May 31, 2009 and 2008, the remaining amount due to holders of unvested restricted stock, adjusted for cancelations, was $0.3 million and $0.7 million, respectively, of which $0.3 million and $0.4 million, respectively, were classified in other accrued liabilities in the consolidated balance sheet and $0 and $0.3 million, respectively, were classified within other non-current liabilities.

In December 2006, Palm entered into a minimum purchase commitment obligation with Microsoft Licensing, GP over a two-year contract period. Under the terms of the agreement, Palm agreed to pay a minimum of $35.0 million through November 2008. In September 2007, the agreement was amended to include an additional minimum purchase commitment of $6.7 million. In August 2008, the agreement was again amended to include an additional minimum purchase commitment of $0.2 million. Upon the expiration of this agreement at the end of November 2008, Palm no longer had any related contractual obligations. In December 2008, Palm entered into a new purchase agreement with Microsoft, which expires at the end of November 2010 and does not specify a minimum purchase commitment obligation. As of May 31, 2009 and 2008, Palm had a remaining amount due under the original agreement of $0 and $15.1 million, respectively.

In May 2005, Palm acquired PalmSource’s 55% share of PTHC and rights to the brand name Palm. The rights to the brand had been co-owned by the two companies through PTHC since the October 2003 spin-off of PalmSource from Palm. Palm agreed to pay $30.0 million in installments through November 2008, and granted PalmSource certain rights to Palm trademarks for PalmSource and its licensees for a four-year transition period. The net present value of these payments, $27.2 million, was recorded as an intangible asset and was amortized using the effective yield method. The remaining amount due to PalmSource under this agreement was $0 and $7.5 million as of May 31, 2009 and 2008, respectively.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of May 31, 2009 and 2008, Palm had estimated royalty obligations of $38.5 million and $34.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of May 31, 2009 or on the results reported for the year then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of May 31, 2009 and 2008, Palm had $9.5 million and $8.6 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to Palm’s policy, these foreign exchange forward contracts have maturities of 35 days or less. Palm did not have any foreign exchange forward contracts outstanding as of May 31, 2009. As of May 31, 2008, Palm’s outstanding notional contract value, which approximated fair value, was $7.0 million which settled within 28 days. Palm does not enter into derivatives for speculative or trading purposes. See Note 22 to Palm’s consolidated financial statements for further discussion of Palm’s derivative and hedging activity.

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

Palm’s product warranty and related services accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty and related service liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty and related services accrual are (in thousands):

	Years Ended May 31,
	2009	2008
Balance, beginning of period	$40,185	$41,087
Payments made	(57,513)	(109,804)
Expense taken related to product sold during the period	51,562	101,880
Change in estimated liability for pre-existing warranties	(901)	7,022

Balance, end of period	$33,333	$40,185

Note 13.    Redeemable Convertible Preferred Stock, Detachable Warrants and Loss on Series C Derivative

On October 24, 2007, Elevation invested $325.0 million in Palm in exchange for 325,000 shares of Palm’s Series B Preferred Stock. On January 9, 2009, Elevation invested an additional $100.0 million in Palm in exchange for 100,000 Series C Units.

Series B and Series C Redeemable Convertible Preferred Stock

The Series B Preferred Stock and Series C Preferred Stock are both classified as mezzanine equity due to provisions which provide for mandatory redemption at the liquidation preference on October 24, 2014 of any outstanding shares. At issuance, the Series B Preferred Stock reflected a discount of $9.8 million related to issuance costs, resulting in net cash proceeds of $315.2 million. Of these net cash proceeds, $250.2 million was allocated to Series B Preferred Stock, with the remaining $65.0 million allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. The Series C Units reflect a total discount of $1.7 million related to issuance costs, resulting in net cash proceeds of $98.3 million. As of May 31, 2009, Palm had a remaining liability of $0.8 million related to these issuance costs, which were classified in other accrued liabilities in the consolidated balance sheet. Because Palm could elect to cause Elevation to sell a portion of these Series C Units to other investors (see Series C Derivative, below), Palm realized an additional benefit of $53.4 million, resulting in total consideration of $153.4 million received from the sale of the Series C Units. This total consideration was allocated to each of the Series C Unit components at issuance using their relative fair values, resulting in $131.4 million ascribed to the Series C Preferred Stock and $22.0 million ascribed to the Detachable Warrants. Approximately $51.9 million of the value of the Series C Preferred Stock was allocated to additional paid-in capital as a result of the beneficial conversion feature discussed below. In March 2009, 49% of the issued Series C Units were converted into common stock and remarketed to other investors in an underwritten public offering (see Series C Derivative, below).

The holders of the Series B Preferred Stock and Series C Preferred Stock have various rights and preferences as follows:

Voting: Generally, the holders of Series B Preferred Stock and Series C Preferred Stock are entitled to vote on all matters which the holders of Palm’s common stock are entitled to vote, except for the election of directors. The holders of Series B Preferred Stock and Series C Preferred Stock will vote together with the holders of common stock as a single class. Each share of Series B Preferred Stock and Series C Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which such share is convertible on the relevant record date, provided that the collective voting interest of a holder and its affiliates will be capped at 39.9%. In addition, subject to certain conditions, holders of the Series B Preferred Stock and Series C Preferred Stock, as a separate class, are entitled to designate a number of directors proportional to the ownership of Palm’s common stock by Elevation and its permitted assigns, on an as-converted and an as-exercised basis. These director designation rights will terminate when Elevation and its permitted assigns cease to own at least a number of shares of Series B Preferred Stock and Series C Preferred Stock that, if converted, would be convertible into a number of shares of common stock that is greater than or equal to 50% of the shares of common stock issuable upon conversion of 325,000 shares of Series B Preferred Stock. As of May 31, 2009, holders of the Series B Preferred Stock and Series C Preferred Stock voting together were entitled to designate three directors.

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

Liquidation: The outstanding shares of Series B Preferred Stock and Series C Preferred Stock have aggregate liquidation preferences equal to the greater of $325.0 million and $51.0 million, respectively, plus any accrued and unpaid dividends or upon involuntary liquidation, or the amount that holders of the Series B Preferred Stock and Series C Preferred Stock would receive had such holders converted into common stock. If Palm engages in a transaction in which the shares of Palm’s common stock, when aggregated with Series B Preferred Stock and Series C Preferred Stock on an as-converted basis, no longer hold the majority of voting power of the surviving entity, or certain divestures of all or substantially all of Palm’s assets, business or securities, Palm will be required to offer to repurchase all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock for total cash equal to 101% of the liquidation preference, or, under certain conditions, for publicly traded shares of the acquiring entity with a total value equal to 105% of the liquidation preference.

Conversion: Shares of Series B Preferred Stock and Series C Preferred Stock are convertible into shares of common stock at the option of the holder, provided that such conversion may not cause the collective voting interest of the holder and its affiliates to exceed the 39.9% limitation. The conversion price is entitled to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Series C Preferred Stock also contains a “down-round provision” which would cause the conversion price to decrease, limited to a floor of $2.5185 per share. The down-round provision expires on January 9, 2011. As of May 31, 2009, each share of Series B Preferred Stock is convertible into 117.65 shares of Palm’s common stock at the option of the holder, or a total of 38.2 million shares on an as-converted basis, reflecting a conversion price of $8.50 per share. As of May 31, 2009, each share of Series C Preferred Stock is convertible into 307.69 shares of Palm’s common stock at the option of the holder, or a total of 15.7 million shares on an as-converted basis, reflecting a conversion price of $3.25 per share. After the third anniversary of the issue date of the shares, or October 24, 2010 for Series B Preferred Stock and January 9, 2012 for Series C Preferred Stock, Palm may cause all of the Series B Preferred Stock and/or Series C Preferred Stock to be converted into Palm’s common stock if the average closing price per share of Palm’s common stock during the prior 30 consecutive trading days is at least 180% or 300%, respectively, of the conversion price in effect at that time, and the closing price per share of Palm’s common stock during at least 20 days of such period (including the last 15 trading days of such thirty-day period) is at least 180% or 300%, respectively, of the then applicable conversion price. During the year ended May 31, 2009, 49,000 shares of Series C Preferred Stock were converted into shares of Palm common stock. During the years ended May 31, 2009 and 2008, no shares of Series B Preferred Stock were converted.

Redemption: The Series B Preferred Stock and Series C Preferred Stock provide for the mandatory redemption of any outstanding shares on October 24, 2014, at the original purchase price per share.

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

Beneficial Conversion—Series B Preferred Stock: On October 24, 2007, just prior to the issuance of the Series B Preferred Stock, the closing price of Palm’s common stock, adjusted for the $9.00 per share distribution, was $10.18 per share, and the conversion price of the Series B Preferred Stock was $8.50 per share. Because the adjusted closing price of the common stock on October 24, 2007 was greater than the conversion price, $65.0 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series B Preferred Stock, computed as the difference between the adjusted closing price of Palm’s common stock on October 24, 2007 and the conversion price of $8.50 per share multiplied by the number of shares of common stock into which the Series B Preferred Stock was convertible, or 38.2 million shares, plus the $0.8 million issuance costs paid to Elevation. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series B

Preferred Stock. The discount of the Series B Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over 84 months, which represents the length of time between the issuance date of October 24, 2007 and the mandatory redemption date of October 24, 2014. During the fiscal years 2009 and 2008, the accretion of the Series B Preferred Stock was $9.7 million and $5.5 million, respectively.

Beneficial Conversion – Series C Preferred Stock: On January 9, 2009, just prior to the issuance of the Series C Preferred Stock, Palm determined the effective conversion price of the Series C Preferred Stock was $4.27 per share, calculated as the amount of proceeds allocated to the Series C Preferred Stock divided by the number of shares of Palm common stock into which the Series C Preferred Stock was convertible, or 30.8 million shares, based on the contractual conversion price of $3.25 per share. Because the closing price of the common stock on January 9, 2009, or $5.96, was greater than this effective conversion price, $51.9 million of the proceeds were allocated to an embedded beneficial conversion feature of the Series C Preferred Stock, computed as the difference between the closing price on January 9, 2009 and the effective conversion price, or $4.27 per share, multiplied by the number of shares of common stock into which the Series C Preferred Stock was convertible. The amount allocated to the beneficial conversion feature was recorded as a discount to the Series C Preferred Stock. The discount of the Series C Preferred Stock is being accreted based on the effective yield method, with such accretion being charged against additional paid-in capital over 70 months, which represents the length of time between the issuance date of January 9, 2009 and the mandatory redemption date of October 24, 2014. During fiscal year 2009, the accretion of the Series C Preferred Stock was $11.5 million, which includes $10.6 million recognized as a result of the conversion of 49,000 shares of Series C Preferred Stock.

No dividends were declared or were in arrears on the Series B Preferred Stock or Series C Preferred Stock as of May 31, 2009. However, the accretion of the discounts on the Series B Preferred Stock and Series C Preferred Stock due to the beneficial conversion feature and issuance costs is treated in the same manner as preferred dividends for the computation of earnings per common share.

A summary of activity related to issuance and accretion of the Series B Preferred Stock and Series C Preferred Stock is as follows (in thousands):

	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock
Balances, May 31, 2007	$—	$—
Gross cash proceeds from issuance of series B redeemable convertible preferred stock	325,000	—
Amount allocated to beneficial conversion feature	(65,035)	—
Issuance costs	(9,784)	—

Net proceeds at issuance of series B redeemable convertible preferred stock	250,181	—
Additional issuance costs	(26)	—
Accretion of series B redeemable convertible preferred stock	5,516	—

Balances, May 31, 2008	255,671	—
Gross cash proceeds from issuance of series C units	—	100,000
Amount allocated to series C derivative	—	53,410
Amount allocated to detachable warrants	—	(21,966)
Amount allocated to beneficial conversion feature	—	(51,941)
Issuance costs	—	(1,598)

Net proceeds at issuance of series C redeemable convertible preferred stock	—	77,905
Additional issuance costs	—	(62)
Conversion of series C redeemable convertible preferred stock	—	(49,000)
Accretion of series B and series C redeemable convertible preferred stock	9,741	11,544

Balances, May 31, 2009	$265,412	$40,387

Detachable Warrants

As of May 31, 2009, Detachable Warrants allowing the holders to purchase 3.6 million shares of Palm’s common stock at an exercise price of $3.25 per share were still outstanding and exercisable. The Detachable Warrants expire on October 24, 2014. The exercise price is entitled to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Detachable Warrants also contain a “down-round provision” which would cause the exercise price to decrease, limited to a floor of $2.49 per share. Further, holders of the Detachable Warrants are prohibited from exercising the warrants if, after exercise, holders of the Series B Preferred Stock and Series C Preferred Stock control more than 39.9% of the collective voting interests of Palm common stock, on an as-converted and an as-exercised basis. In accordance with the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants are classified within equity as they may be settled in cash or shares at Palm’s election. At issuance, Palm estimated the fair value of the warrants using a Black-Scholes option valuation model with the following assumptions: contractual term of 5.8 years, an average risk-free interest rate of 1.7%, a dividend yield of 0%, and volatility of 71%, resulting in a per-common-share valuation of $4.38. At issuance, on a relative fair value basis, $22.0 million of the proceeds was allocated to the warrants, and included in stockholders’ equity (deficit) in the consolidated balance sheet.

Series C Derivative

One of the provisions of the sale of the Series C Units was that Palm could elect, until March 31, 2009, to cause Elevation to sell up to 49,000 Series C Units, or 49% of Elevation’s initial $100.0 million investment, to other investors on the same or better terms than on which Elevation acquired the Series C Units, with Palm receiving any net gains realized upon such a sale, or the Transfer Right. Based on the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Palm determined that this Transfer Right represented a derivative, or the Series C Derivative, because it permitted net settlement by providing Palm with the net gains realized upon the sale of the Series C Units. On January 9, 2009, the closing date of the transaction, using the closing price for Palm’s common stock of $5.96 per share on that date, Palm estimated the fair value of the Series C Derivative using a Black-Scholes option valuation model with the following assumptions: contractual term of 0.2 years, an average risk-free interest rate of 0.1%, a dividend yield of 0%, and volatility of 120%, resulting in a per-common-share valuation of $2.89, or a total value of $53.4 million.

Palm exercised its Transfer Right in March 2009, causing Elevation to convert 49,000 Series C Units into shares of Palm’s common stock, or 15.1 million shares, which were sold in an underwritten public offering for $6.00 per share. The related Detachable Warrants to purchase 3.4 million shares of common stock were canceled. Palm issued an additional 11.5 million shares during the underwritten public offering, and as a result, received cash proceeds of $103.5 million, net of the $49.0 million investment returned to Elevation and $7.1 million in underwriting discounts, commissions and estimated offering expenses to be paid by Palm. As of May 31, 2009, Palm had a remaining liability of $0.5 million related to these expenses, which were classified in other accrued liabilities in the consolidated balance sheet. Of the $103.5 million in net cash proceeds received by Palm, $50.9 million was related to Palm’s exercise of its Transfer Right and therefore Palm recognized a loss on its Series C Derivative of $2.5 million during fiscal year 2009.

Note 14.    Stockholders’ Equity

Preferred Stock

Palm’s Board of Directors has the authority to issue up to 125.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. A total of 325,000 shares of Series B Preferred Stock were outstanding as of May 31, 2009 and 2008 and a total of 51,000 shares of Series C Preferred Stock were outstanding as of May 31, 2009 (see Note 13 to Palm’s consolidated financial statements). No shares of Series A preferred stock were outstanding as of May 31, 2009 and 2008.

Stockholder Rights Plan

In November 2000, the Board of Directors approved a preferred stock rights agreement and issued a dividend of one right to purchase one one-thousandth of a share of Palm’s Series A Participating Preferred Stock for each share of common stock outstanding as of November 6, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers, and certain business combination transactions of Palm. In fiscal years 2008 and 2009, Palm amended the preferred stock rights agreement in connection with the purchase of Series B Preferred Stock and Series C Preferred Stock by Elevation. The amendment provides that neither the purchase of Series B Preferred Stock and/or Series C Preferred Stock nor the conversion thereof into common stock or other transactions will trigger the separation or exercise of the rights or any adverse event under the rights of the agreement.

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

During fiscal years 2009 and 2008, Palm did not repurchase any shares of common stock through open market purchases. During fiscal year 2007, which was prior to the Recapitalization Transaction, Palm repurchased 2.2 million shares of common stock through open market purchases at an average price of $14.37 per share. Total cash consideration for the repurchased stock was $31.0 million during fiscal year 2007. The repurchased shares have been subsequently retired.

Note 15.    Stock-Based Compensation

Palm adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after June 1, 2006 and to any outstanding share-based awards that were issued but not vested as of June 1, 2006.

As of May 31, 2009, Palm has three share-based employee compensation plans out of which Palm grants new awards: the 1999 Employee Stock Purchase Plan, the 1999 Stock Plan, and the 2001 Stock Option Plan for Non-employee Directors.

1999 Employee Stock Purchase Plan

Palm has an ESPP under which eligible employees can contribute up to 10% of their compensation, as defined in the plan, towards the purchase of shares of Palm common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees can purchase shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the offering period or the end of each six-month purchase period, whichever price is lower, over a two-year period. The ESPP provides for annual increases on the first day of each fiscal year in the number of shares available for issuance equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year or 1.5 million shares, or a lesser amount as may be determined by the Board of Directors. The number of shares authorized for issuance is limited to a total of 3,000 shares per participant per purchase period. Under the terms of the ESPP, at each purchase date, the exercise price of an outstanding subscription is automatically reset to 85% of the current stock price for the next purchase if the current price of the stock is less than the original subscription price. These repricings are accounted for as a modification to the original offer, resulting in additional expense to be recognized over the term of the new offering. All participants in the reset offering are enrolled in the new offering. As of May 31, 2009, 7.9 million shares were reserved for future issuance under the ESPP, which increased to 9.4 million shares on June 1, 2009 pursuant to the annual plan increase previously described.

Stock Option Plans

Under the 1999 Stock Plan, Palm may grant restricted stock awards, stock appreciation rights, performance units, restricted stock units, and options to purchase shares of common stock to employees, directors and consultants. The stock option plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to 5% of the outstanding shares of common stock on the first day of the fiscal year or a lesser amount as may be determined by the Board of Directors. As of May 31, 2009, 26.5 million shares of common stock have been reserved for issuance and 6.7 million are available for future grant under the stock option plan, which increased to 13.7 million shares on June 1, 2009 pursuant to the annual plan increase described above. Stock options are generally granted at not less than the fair market value on the date of grant, typically vest over a four-year period and generally expire seven to ten years after the date of grant. Palm also grants restricted stock awards, under which shares of common stock are issued at par value to key employees and officers, subject to vesting restrictions. Restricted stock issued under the plan generally vests annually over two to four years but is considered outstanding at the time of grant. Restricted stock units are granted at par value to employees, officers and directors, subject to vesting restrictions. Restricted stock units issued under the plan generally vest annually over four years.

Palm also has various stock option plans assumed in connection with various mergers and acquisitions and an inducement award granted in connection with our Recapitalization Transaction under the Marketplace Rules of the Nasdaq Stock Market. Except for shares of Palm common stock underlying the options outstanding under these plans (3.4 million shares as of May 31, 2009), there are no shares of Palm common stock reserved under these plans, including shares for new grants. In the event that any such assumed option is not exercised, no further option to purchase shares of Palm common stock will be issued in place of such unexercised option. However, Palm has the authority, if necessary, to reserve additional shares of Palm common stock under these plans under certain circumstances to the extent such shares are necessary to effect an adjustment to maintain option value, including intrinsic value, of the outstanding options under these plans.

2001 Non-employee Director Stock Option Plan

Under the 2001 Stock Option Plan for Non-employee Directors, options to purchase common stock are granted to non-employee members of the Board of Directors at an exercise price equal to fair market value on the date of grant and typically vest over a three-year period. Palm also has an Amended and Restated 1999 Director Option Plan which remains in effect only with respect to outstanding options previously granted and under which no future grants of stock options will be made. As of May 31, 2009, 1.2 million shares of common stock have been reserved for issuance under the director stock option plan and 0.6 million shares of common stock were available for future grant.

Determining Fair Value

Palm relies primarily on the Black-Scholes option valuation model to determine the fair value of stock options and ESPP shares. The determination of the fair value of share-based payment awards on the date of grant using an option-valuation model is affected by Palm’s stock price as well as assumptions regarding a number of complex variables. These variables include Palm’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

Palm estimates the expected term of options granted based on historical time from vesting until exercise and the expected term of ESPP shares using the average life of the purchase periods under each offering. Palm estimates the volatility of its common stock based on the implied volatility derived from the historical market prices of Palm’s traded options with similar terms. Palm’s decision to use this measure of volatility was based on the availability of actively traded options on its common stock and Palm’s assessment that this measure of volatility is more representative of future stock price trends than the historical volatility in Palm’s common stock. Palm bases the risk-free interest rate for option valuation on Constant Maturity Treasury rates provided by the United States Treasury with remaining terms similar to the expected term of the options. Palm does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In addition, SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Palm uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted and ESPP shares purchased during the years ended May 31, 2009, 2008 and 2007 are provided below:

	Years Ended May 31,
Assumptions applicable to stock options:	2009	2008	2007
Risk-free interest rate	2.5%	3.6%	4.7%
Volatility	58%	37%	42%
Option term (in years)	3.9	3.2	3.5
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$2.62	$2.63	$5.18

	Years Ended May 31,
Assumptions applicable to employee stock purchase plan:	2009	2008	2007
Risk-free interest rate	1.4%	2.1%	4.8%
Volatility	63%	52%	47%
Option term (in years)	1.3	1.3	1.3
Dividend yield	0.0%	0.0%	0.0%
Weighted average fair value at date of grant	$3.05	$1.78	$5.51

In September 2007, Palm stockholders approved amendments to the Board of Director stock option plans and the Handspring stock option plans, which were assumed in connection with a merger, to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. In accordance with SFAS No. 123(R), Palm performed a valuation of the affected options to compare the fair value before and after the addition of these anti-dilution provisions using the Trinomial Lattice simulation model. The Trinomial Lattice simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The weighted-average assumptions, using the Trinomial Lattice simulation model, included volatility and risk-free interest rates based on the remaining contractual term of the option, dividend yield of 0.0%, early exercise multiple of 1.95, stock price on September 12, 2007 adjusted for the expected $9.00 per share one-time cash distribution, or $5.87, and strike price based on the contractual strike price adjusted for the $9.00 per share distribution. As a result, Palm determined that 180 awards had $8.2 million of incremental fair value, of which $0.1 million and $8.0 million was recorded as stock-based compensation expense during fiscal years 2009 and 2008, respectively, related to the modification of options that had vested. The remaining $0.1 million will be amortized relative to the vesting period of the affected stock options, which is expected to be the next 1.3 years.

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

During the second quarter of fiscal year 2008, Palm granted 1.0 million stock options, 0.7 million restricted stock units and 0.2 million restricted stock awards with vesting based on market conditions related to performance of Palm’s stock price. The Geometric Brownian Motion simulation model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. The use of the Geometric Brownian Motion simulation model requires a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and inputs such as the stock and strike prices. For the awards granted during the second quarter of fiscal year 2008, Palm used the following key assumptions and inputs: volatility of 37%, risk-free interest rate of 4.1%, dividend yield of 0.0% and stock and strike prices of $8.91, the closing stock price on the date of grant. The weighted average fair value of the stock options was $2.62 per share, of the restricted stock units was $5.71 per share and of the restricted stock awards was $7.00 per share.

Palm uses straight-line attribution as its expensing method of the value of share-based compensation for options, restricted stock units and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Stock-Based Compensation Expense

Stock-based compensation expense for the years ended May 31, 2009, 2008 and 2007 includes (i) compensation expense for stock options granted prior to June 1, 2006 but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, (ii) compensation expense for stock options granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), (iii) compensation expense related to the modification of awards, (iv) compensation expense for Palm’s ESPP, (v) compensation expense for restricted stock awards that are not yet vested based on the grant date intrinsic value and (vi) compensation expense for restricted stock units that are not yet vested based on the grant date intrinsic value.

Total stock-based compensation recognized on Palm’s consolidated statement of operations for the year ended May 31, 2009 is as follows (in thousands):

	Options	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Statement of operations classifications:
Cost of revenues	$930	$327	$—	$49	$1,306
Sales and marketing	2,679	863	17	215	3,774
Research and development	5,969	2,001	—	2,318	10,288
General and administrative	5,189	465	1,033	609	7,296
Restructuring charges	1,189	—	—	—	1,189

	$15,956	$3,656	$1,050	$3,191	$23,853

Total stock-based compensation recognized on Palm’s consolidated statement of operations for the year ended May 31, 2008 is as follows (in thousands):

	Options	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Statement of operations classifications:
Cost of revenues	$1,240	$211	$—	$265	$1,716
Sales and marketing	5,115	743	82	667	6,607
Research and development	7,204	1,286	—	1,777	10,267
General and administrative	10,298	321	996	885	12,500
Restructuring charges	845	—	—	246	1,091

	$24,702	$2,561	$1,078	$3,840	$32,181

Total stock-based compensation recognized on Palm’s consolidated statement of operations for the year ended May 31, 2007 is as follows (in thousands):

	Options	ESPP	Restricted Stock Awards	Restricted Stock Units	Total
Statement of operations classifications:
Cost of revenues	$1,922	$340	$—	$14	$2,276
Sales and marketing	4,680	1,113	82	137	6,012
Research and development	7,079	1,813	16	116	9,024
General and administrative	5,603	481	779	80	6,943

	$19,284	$3,747	$877	$347	$24,255

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

Stock-Based Options and Awards Activity

A summary of Palm’s stock option program for the years ended May 31, 2009, 2008 and 2007 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price
Balance as of May 31, 2006	14,769	$13.08
Options granted	3,246	$14.44
Options exercised	(1,893)	$8.03
Options canceled	(1,274)	$16.82

Balance as of May 31, 2007	14,848	$13.71
Options granted	9,828	$8.84
Options granted in connection with the Recapitalization Transaction (1)	1,804	$1.71
Options exercised	(3,186)	$5.81
Options canceled	(2,627)	$9.52

Balance as of May 31, 2008	20,667	$6.28
Options granted	6,975	$5.73
Options exercised	(3,087)	$3.19
Options canceled	(2,247)	$7.51

Balance as of May 31, 2009	22,308	$6.41	5.3	$133,558

Options vested and expected to vest as of May 31, 2009	16,757	$6.30	5.2	$103,251

Options exercisable as of May 31, 2009	10,457	$6.11	4.7	$68,072

(1)	Reflects adjustments made to the exercise price and number of shares underlying option awards in order to preserve the intrinsic value subsequent to the $9.00 per share one-time cash distribution which occurred in October 2007.

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $12.19, $6.06 and $16.09 as of May 31, 2009, 2008 and 2007, respectively, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $15.9 million, $15.3 million and $16.1 million for the years ended May 31, 2009, 2008 and 2007, respectively.

As of May 31, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $18.1 million, which is expected to be recognized over the next 2.8 years.

The options outstanding and exercisable as of May 31, 2009 have been segregated into ranges for additional disclosure as follows (shares in thousands):

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price Per Share
$ 1.17 to $ 2.71	2,543	$2.30	4.2	2,330	$2.32
$ 2.72 to $ 4.25	3,306	$3.90	5.4	1,539	$4.06
$ 4.26 to $ 5.54	1,870	$5.19	5.4	1,668	$5.22
$ 5.55 to $ 5.58	2,708	$5.58	6.0	524	$5.58
$ 5.59 to $ 6.15	2,403	$5.91	6.0	532	$5.84
$ 6.16 to $ 7.68	2,348	$6.86	5.5	834	$6.57
$ 7.69 to $ 8.73	248	$8.22	5.9	163	$8.22
$ 8.74 to $ 8.91	6,263	$8.91	5.1	2,567	$8.91
$ 8.92 to $ 12.19	424	$10.18	6.6	132	$9.54
$ 12.20 to $ 401.77	195	$35.52	4.6	168	$39.00

$ 1.17 to $ 401.77	22,308	$6.41	5.3	10,457	$6.11

A summary of Palm’s non-vested restricted stock award program for the years ended May 31, 2009, 2008 and 2007 is as follows (shares in thousands):

	Non-vested Shares	Weighted Average Grant Date Fair Value
Balance as of May 31, 2006	188	$16.72
Awarded	—	$—
Released	(54)	$16.23
Forfeited	—	$—

Balance as of May 31, 2007	134	$16.92
Awarded	215	$7.00
Released	(51)	$16.74
Forfeited	—	$—

Balance as of May 31, 2008	298	$9.78
Awarded	—	$—
Released	(49)	$16.93
Forfeited	(4)	$12.95

Balance as of May 31, 2009	245	$8.31

As of May 31, 2009, total unrecognized compensation costs related to non-vested restricted stock awards was $1.2 million, which is expected to be recognized over the next 2.2 years.

A summary of Palm’s restricted stock unit program for the years ended May 31, 2009, 2008 and 2007 is as follows (dollars and shares in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value (2)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of May 31, 2006	—	$—
Awarded	211	$14.57
Forfeited	(8)	$14.14

Balance as of May 31, 2007	203	$14.59
Awarded	1,408	$7.24
Awarded in connection with the Recapitalization Transaction (1)	450	$8.84
Released	(248)	$8.80
Forfeited	(124)	$9.48

Balance as of May 31, 2008	1,689	$7.03
Awarded	113	$6.26
Released	(338)	$7.55
Forfeited	(111)	$7.74

Balance as of May 31, 2009	1,353	$6.78	1.2	$16,498

Restricted stock units vested and expected to vest as of May 31, 2009	586	$6.95	1.1	$7,149

(1)	Reflects adjustments made to the number of shares underlying the restricted stock unit awards in order to preserve the intrinsic value subsequent to the $9.00 per share one-time cash distribution which occurred in October 2007.
(2)	The weighted-average grant date fair value for transactions occurring after October 24, 2007 reflect the $9.00 per share decrease in our stock price as a result of the Recapitalization Transaction.

As of May 31, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested restricted stock units was $3.1 million, which is expected to be recognized over the next 2.2 years.

During fiscal years 2009, 2008 and 2007, Palm employees purchased 1.4 million, 1.0 million and 0.6 million shares, respectively, of Palm common stock under the ESPP at a weighted average purchase price of $4.31, $6.52 and $11.59, respectively. The intrinsic value of the shares purchased was $4.1 million, $1.5 million and $2.9 million for fiscal years 2009, 2008 and 2007, respectively. As of May 31, 2009, total unrecognized compensation costs related to ESPP was $2.5 million, which is expected to be recognized over the next 1.0 year.

Note 16.    Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Years Ended May 31,
	2009	2008	2007
Current:
Federal	$—	$—	$7,158
State	271	725	9,254
Foreign	2,324	4,693	8,319

Total current	2,595	5,418	24,731

Deferred:
Federal	359,904	(48,583)	23,122
State	41,759	(10,691)	(11,728)
Foreign	7	1,047	(81)

Total deferred	401,670	(58,227)	11,313

	$404,265	$(52,809)	$36,044

Income before income taxes for the years ended May 31, 2009, 2008 and 2007 includes foreign subsidiary losses of $43.4 million, $29.2 million and $19.4 million, respectively. Palm estimates the amount of foreign subsidiary earnings that are expected to be distributed to the United States and provides U.S. federal income taxes and foreign withholding taxes on these amounts. As of May 31, 2009, Palm has not provided U.S. federal income taxes on a cumulative total of $0.9 million of undistributed earnings for certain foreign subsidiaries considered to be indefinitely reinvested outside the United States.

The income tax provision/benefit rate differs from the amount computed by applying the federal statutory income tax rate to income/(loss) before income taxes as follows:

	Years Ended May 31,
	2009	2008	2007
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.6	4.8	(1.7)
Non-deductible stock-based compensation	(0.3)	(1.0)	1.7
Differential in foreign tax rates on earnings	(5.2)	(8.2)	15.9
Valuation allowance	(158.5)	(8.5)	—
Research tax credits	1.8	(1.9)	(12.6)
Changes in liabilities for uncertain tax positions	(0.4)	11.2	—
Other	(0.3)	2.0	0.7

	(123.3)%	33.4%	39.0%

The significant components of Palm’s deferred income tax assets are (in thousands):

	May 31,
	2009	2008
Net operating loss carryforwards	$338,113	$254,246
Reserves not currently deductible for tax purposes	53,805	64,181
Tax credit carryforwards	51,565	43,260
Deferred expenses	5,489	4,027
Stock-based compensation	17,698	10,847
Deferred revenue	7,608	1,210
Investment impairment	28,969	20,178
Other accrued liabilities	32,712	24,893

	535,959	422,842
Valuation allowance	(535,297)	(21,981)

	662	400,861
Deferred tax liabilities	(157)	—

	$505	$400,861

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

Palm assesses, on a quarterly basis, the realizability of its deferred tax assets by evaluating all available evidence, both positive and negative, including: (1) the cumulative results of operations in recent years, (2) the nature of recent losses, (3) estimates of future taxable income and (4) the length of operating loss carryforward periods. During the second quarter of fiscal year 2009, Palm’s operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of Palm’s investment in non-current auction rate securities and a one-time gain on the sale of its land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence Palm considered at that time included the uncertainty regarding the magnitude and length of the current economic recession and the highly competitive nature of the smartphone and mobile devices market. Positive evidence considered by Palm in its assessment at that time included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in Palm’s history and estimates of future taxable income. However, there is uncertainty as to Palm’s ability to meet its estimates of future taxable income in order to recover its deferred tax assets in the United States.

After considering both the positive and negative evidence, Palm determined that it was no longer more-likely-than-not that it would realize the full value of its United States deferred tax assets. As a result, during the second quarter of fiscal year 2009, Palm established a valuation allowance against its deferred tax assets in the United States to reduce them to their estimated net realizable value with a corresponding non-cash charge of $407.4 million to the provision for income taxes, net of tax benefits generated during the second quarter of fiscal year 2009. The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

As of May 31, 2008, Palm has operating loss carryforwards for federal tax purposes totaling $792 million, which expire in various years beginning in fiscal year 2022 through fiscal year 2029. Palm also has $180 million of remaining operating loss carryforwards acquired through business combinations, which expire in various years beginning in fiscal year 2022 through fiscal year 2025 and state net operating loss carryforwards of $489 million, which expire in various years beginning in fiscal year 2010 through fiscal year 2029. The benefits of approximately $34 million of federal operating loss carryforwards and $60 million of state operating loss carryforwards will be credited to additional paid in capital when utilized on Palm’s income tax returns. Palm has federal research and experimental credit carryforwards and foreign tax credits of $43 million, which expire in various years beginning in fiscal year 2010 through fiscal year 2029, and $6 million of federal credits acquired through business combinations, which expire in various years beginning in fiscal year 2011 through fiscal year 2023. Additionally, Palm has state research and experimental credit carryforwards of $39 million and $6 million of state credits acquired through business combinations, all of which do not expire. Palm has federal and state AMT credit carryforwards of $2 million which do not expire. Palm also has other state tax credits of $0.4 million which expire in various years beginning in fiscal year 2010 through fiscal year 2027. Palm’s federal and state operating loss carryforwards, research and experimental credit carryforwards, foreign tax credit carryforwards, AMT credit carryforwards and other state tax credit carryforwards are subject to limitations on their utilization.

On June 1, 2007, the first day of fiscal year 2008, Palm adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

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

The total amount of gross unrecognized tax benefits as of May 31, 2009 and 2008 was $51.5 million and $50.3 million, respectively. The total amount of gross unrecognized tax benefits, if recognized, would affect the effective tax rate. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

A reconciliation of the beginning and ending balances of the total amount of unrecognized tax benefits, excluding accrued interest and penalties, for the years ended May 31, 2009 and 2008 is as follows (in thousands):

	Years Ended May 31,
	2009	2008
Balance, beginning of period	$50,315	$67,426
Decrease in tax positions for prior years	(181)	(19,378)
Increase in tax positions for current year	2,590	2,546
Expiration of statutes of limitations	(429)	(228)
Settlements	(520)	(296)
Changes due to translation of foreign currencies	(248)	245

Balance, end of period	$51,527	$50,315

In accordance with Palm’s accounting policies, interest and/or penalties related to uncertain tax positions are recognized in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. These policies did not change as a result of the adoption of FIN No. 48. Upon adoption of FIN No. 48 on June 1, 2007, Palm recognized total accrued interest and penalties of $0.6 million. Approximately $0.4 million and $0.2 million of additional interest was recognized for the fiscal years ended May 31, 2009 and 2008, respectively.

Palm is subject to taxation in the United States, various states and several foreign jurisdictions. Palm is effectively subject to United States federal and state tax examination adjustments for tax years ending on or after fiscal year 2001, in that Palm has significant net operating loss and tax credit carryforwards from these years that could be subject to adjustment, if and when utilized. With some exceptions, the tax years 2002 to 2008 remain open to examination by tax authorities in the major foreign jurisdictions in which Palm operates, including Brazil, Hong Kong, Ireland and the United Kingdom. Palm can neither make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor make an estimate of the range of any potential changes to the unrecognized tax benefits.

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

The restructuring actions initiated in the second quarter of fiscal year 2009 consisted of charges of $12.8 million related to workforce reductions across all geographic regions, including $1.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $11.6 million for other severance, benefits and related costs due to the reduction of 190 regular employees across all geographic regions, and $3.5 million related to excess facilities charges for facilities no longer in service. Palm took these restructuring actions to better align its cost structure with its then current revenues expectations. As of May 31, 2009, the balance includes lease commitments, payable over one year.

The third quarter of fiscal year 2008 restructuring actions consisted of charges of $7.7 million related to workforce reductions across all geographic regions, primarily related to severance, benefits and related costs due to the reduction of 130 regular employees, and $7.0 million related to facilities and property and equipment. The facilities and property and equipment charges in fiscal year 2008 consisted of $4.5 million related to property and equipment disposed of or removed from service and other charges related to the closure of Palm’s retail stores and $2.5 million for lease commitments for facilities no longer in service. During fiscal year 2009, additional restructuring charges of $0.1 million related to workforce reductions, including severance benefits and related costs, were recorded, partially offset by adjustments of $0.1 million related to facilities and property and equipment as a result of more current information regarding lease closure costs. Palm took these restructuring actions to better align its cost structure with its then current revenues expectations.

The second quarter of fiscal year 2008 restructuring actions consisted of project cancelation costs relating to the Foleo mobile companion product and discontinued development projects of $5.9 million. Additional charges of $0.1 million were recorded during fiscal year 2009 as a result of recovery on the disposition of unused components originally intended for the Foleo product. Restructuring charges were a result of Palm’s decision to focus its efforts on developing a single Palm-based software platform and to offer a consistent user experience centered on the new platform.

The first quarter of fiscal year 2008 restructuring actions consisted of charges of $9.4 million related to workforce reductions, including $1.1 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $8.3 million for other severance, benefits and related costs and $0.7 million relating to property and equipment disposed of or removed from service. Additional charges of $0.1 million related to property and equipment were recorded during fiscal year 2009 as a result of more current information regarding lease closure costs. Workforce reductions for the restructuring actions begun in the first quarter of fiscal year 2008 affected 120 regular employees primarily in the United States and were complete as of May 31, 2008. Palm took these restructuring actions to better align its cost structure with its then current revenues expectations. As of May 31, 2009, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $0.4 million.

The fourth quarter of fiscal year 2001 restructuring actions related to facilities costs related to lease commitments for space no longer intended for use. During the years ended May 31, 2009 and 2008, adjustments of $0.4 million and $0.2 million, respectively, were recorded as a result of more current information regarding future estimated sublease income. As of May 31, 2009, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $7.9 million.

The restructuring actions recorded in connection with the Handspring acquisition included $3.7 million related to Handspring facilities not intended for use for Palm operations and therefore considered excess. During the year ended May 31, 2008, adjustments of $0.1 million were recorded and all actions were completed.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q2 2009 Action		Q3 2008 Action		Q2 2008 Action	Q1 2008 Action		Q4 2001 Action	Action Recorded In Connection with the Handspring Acquisition
	Workforce Reduction Costs	Excess Facilities and Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Excess Facilities Costs	Total
Balance, May 31, 2006	$—	$—	$—	$—	$—	$—	$—	$6,634	$575	$7,209
Cash payments	—	—	—	—	—	—	—	(1,542)	(261)	(1,803)

Balance, May 31, 2007	—	—	—	—	—	—	—	5,092	314	5,406
Restructuring charges (adjustments)	—	—	7,723	6,958	5,928	9,400	684	(237)	(103)	30,353
Cash payments	—	—	(7,037)	(2,019)	(3,911)	(8,309)	(111)	(917)	(211)	(22,515)
Write-offs	—	—	—	(3,679)	(313)	(1,091)	(103)	—	—	(5,186)

Balance, May 31, 2008	—	—	686	1,260	1,704	—	470	3,938	—	8,058
Restructuring charges (adjustments)	12,795	3,461	144	(80)	76	—	88	(350)	—	16,134
Cash payments	(11,041)	(146)	(830)	(39)	(874)	—	(116)	(668)	—	(13,714)
Write-offs	(1,189)	(1,489)	—	(1,141)	(451)	—	(118)	—	—	(4,388)

Balance, May 31, 2009	$565	$1,826	$—	$—	$455	$—	$324	$2,920	$—	$6,090

Note 18.    Casualty Recovery

During the third quarter of fiscal year 2009, certain of Palm’s smartphone products, with a recorded inventory value of $5.0 million, were stolen from one of its third-party-operated warehouses. During the fourth quarter of fiscal year 2009, Palm received $5.3 million in insurance proceeds covering the loss of the recorded inventory value plus a portion of their selling price in accordance with Palm’s insurance policy. As a result, Palm recorded a net casualty recovery for this amount in the consolidated results of operations for fiscal year 2009. Any additional recoveries Palm receives will continue to be recorded as a casualty recovery during the period in which Palm receives the proceeds.

Note 19.    Patent Acquisition Cost (Refund)

During the first quarter of fiscal year 2008, Palm paid $5.0 million to acquire patents and patent applications. These patents and patent applications were acquired for strategic purposes in order to more effectively respond to intellectual property claims that may arise in the course of Palm’s business and, as of that date, were not acquired directly for the purpose of incorporating specific features into future products or for specific features in current products for which Palm currently pays or expects to pay royalties. Accordingly, the acquisition cost was expensed during the period of acquisition. During the first quarter of fiscal year 2009, Palm received a refund of $1.5 million as a result of a re-negotiation of the purchase price. This amount was recognized as a benefit to Palm’s consolidated results of operations at the time of receipt.

Note 20.    Gain on Sale of Land

In August 2005, Palm entered into an agreement with a real-estate broker to market for sale the 39 acres of land owned by Palm in San Jose, California. During the first quarter of fiscal year 2008 Palm received proceeds from the sale of land of $64.5 million and recognized a gain on the sale, net of closing costs, of $4.4 million.

Note 21.    Employee Benefit Plan

Eligible Palm employees may participate in Palm’s 401(k) Plan, or the Plan. As allowed under the Internal Revenue Code, the Plan permits participants to elect pre-tax and Roth 401(k) salary deferrals, as well as catch-up contributions for those age 50 and over, up to the maximum annual amounts as set periodically by the Internal Revenue Service. Participants may also elect after-tax deferral contributions, subject to certain Internal Revenue Service discrimination tests. Subject to these limits, participants may elect to contribute from 1% to 75% of their annual compensation to the Plan each calendar year. In addition, the Plan provides for Company matching contributions. Palm matches 50% for each dollar on the first 6% of eligible income contributed by the participant as pre-tax and Roth 401(k) salary deferrals. Participants generally become vested in Palm matching contributions according to a three-year vesting schedule based on continued service from their initial date of hire. Palm’s expense related to 401(k) matching contributions was $2.5 million, $2.5 million and $2.8 million for the years ended May 31, 2009, 2008 and 2007, respectively.

Note 22.    Derivative and Hedging Activities

Effective December 1, 2008, Palm adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities. Palm did not have any asset or liability derivatives as of May 31, 2009, but did have a Series C Derivative during the year ended May 31, 2009 which was not designated as a hedging instrument under SFAS No. 133. As of May 31, 2009, Palm had no outstanding foreign exchange forward contracts and as of May 31, 2008, Palm had outstanding foreign exchange forward contracts with a notional value of $7.0 million.

Series C Derivative: As discussed in Note 13 to Palm’s consolidated financial statements, the Series C Units sale contained a derivative in the form of the Transfer Right, which was intended to ensure that Palm stockholders would benefit if the closing price of Palm common stock were to increase in the near-term after Elevation’s investment in January 2009. Palm did not use the Series C Derivative for risk management purposes. For the year ended May 31, 2009, Palm recognized a loss of $2.5 million as a result of the exercise of the Transfer Right, which was recorded in loss on series C derivative in its consolidated statements of operations.

Foreign Exchange Forward Contracts: Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. Palm recorded a net gain (loss) of $1.9 million, $(1.1) million and $0.3 million for the years ended May 31, 2009, 2008 and 2007, respectively, from the revaluation of foreign denominated assets and liabilities, which is included in operating income (loss) in Palm’s consolidated statements of operations. Included in these amounts are Palm’s recognized net gains (losses) on its foreign exchange forward contracts of $2.9 million, $(2.6) million and $(1.7) million for the years ended May 31, 2009, 2008 and 2007, respectively. Because of the short duration of these contracts in accordance with Palm’s policy, there is no impact to other comprehensive income (loss) for the current or prior-year periods.

Note 23.    Litigation

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

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Palm and Handspring, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the Appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. In April 2009, the parties reached a global settlement of the litigation. On June 9, 2009 the Court granted preliminary approval of the settlement. A hearing to determine final approval is scheduled for September 10, 2009. Under the terms of the settlement, if approved, all financial obligations will be borne by the insurers.

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

Note 24.    Business Segment Information

Palm operates in one reportable segment that develops mobile products that enhance the lifestyle of individual users and business customers worldwide.

Product Information

Palm sold products in two product lines through May 31, 2009: smartphones and handheld computers. Revenues by product line are as follows (in thousands):

	Years Ended May 31,
	2009	2008	2007
Revenues:
Smartphones	$666,329	$1,125,581	$1,250,040
Handheld computers	69,543	193,110	310,467

	$735,872	$1,318,691	$1,560,507

Geographic Information

Palm’s headquarters and most of its operations are located in the United States. Palm conducts its sales, marketing and customer service activities throughout the world. Geographic revenues information is based on the location of the customer. For fiscal years 2009, 2008 and 2007, no single country outside the United States accounted for 10% or more of total revenues. Land held for sale was located in the United States. Revenues from unaffiliated customers and property and equipment by geographic region are as follows (in thousands):

	Years Ended May 31,
	2009	2008	2007
Revenues:
United States	$613,944	$1,043,161	$1,174,265
Other	121,928	275,530	386,242

	$735,872	$1,318,691	$1,560,507

	May 31,
	2009	2008	2007
Property and equipment, net:
United States	$30,792	$38,638	$35,370
Other	375	998	1,264

	$31,167	$39,636	$36,634

Quarterly Results of Operations (Unaudited)

The following tables present Palm’s condensed operating results for each of the eight fiscal quarters in the period ended May 31, 2009. Our 52-53 week fiscal year ends on the Friday nearest May 31, with each quarter ending on the Friday generally nearest August 31, November 30, and February 28. For presentation purposes, the periods presented are shown as ending on August 31, November 30, February 28 and May 31, as applicable. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included herein. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals other than the items footnoted below, have been included to fairly present the unaudited quarterly results. This data should be read in conjunction with Palm’s consolidated financial statements and the notes to those statements included herein:

	Three Months Ended
	May 31, 2009 (1) (2)	February 28, 2009 (2) (3)	November 30, 2008 (2) (4)	August 31, 2008 (2)	May 31, 2008 (2)	February 28, 2008 (2)	November 30, 2007	August 31, 2007
	(In thousands, except per share data)
Revenues	$86,773	$90,624	$191,618	$366,857	$296,155	$312,144	$349,633	$360,759
Gross profit	20,067	4,210	38,141	97,341	74,542	93,150	103,765	130,424
Net loss	(91,518)	(95,023)	(506,170)	(39,477)	(41,066)	(54,664)	(8,848)	(841)
Accretion of series B and series C redeemable convertible preferred stock	13,456	3,004	2,424	2,401	2,379	2,357	780	—
Net loss applicable to common shareholders	(104,974)	(98,027)	(508,594)	(41,878)	(43,445)	(57,021)	(9,628)	(841)
Net loss per common share—basic and diluted	$(0.78)	$(0.89)	$(4.64)	$(0.39)	$(0.40)	$(0.53)	$(0.09)	$(0.01)

Shares used to compute net loss per common share—basic and diluted	134,383	110,529	109,698	108,291	107,564	106,707	105,296	103,998

(1)	During the fourth quarter of fiscal year 2009, Palm converted 49,000 Series C Units into 15.1 million shares of Palm’s common stock, and issued an additional 11.5 million shares in an underwritten public offering. As a result of this conversion, Palm accreted the converted shares of Series C Preferred Stock to their liquidation value, resulting in $10.6 million being charged against additional paid-in capital (see Note 13 to Palm’s consolidated financial statements). The fourth quarter of fiscal year 2009 results also include a loss of $23.1 million related to the exercise of its Series C Derivative (see Note 13 to Palm’s consolidated financial statements).
(2)	During the quarter, Palm incurred an impairment charge related to the loss in estimated fair value of its investments in ARS (see Note 3 to Palm’s consolidated financial statements).
(3)	The third quarter of fiscal year 2009 results include a gain of $20.6 million as a result of the increase in estimated fair value of the Series C Derivative between issuance of the Series C Units and the end of the quarter.
(4)	The second quarter of fiscal year 2009 results include a non-cash charge of $407.4 million to the provision for income taxes related to the establishment of the valuation allowance against Palm’s deferred tax assets in the United States, net of tax benefits generated during the second quarter of fiscal year 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As described more fully in the preceding paragraph, all control systems are subject to inherent limitations. Our management has concluded that, as of May 31, 2009, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palm, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of Palm, Inc. and subsidiaries (the “Company”) as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended May 31, 2009 of the Company and our report dated July 24, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
July 24, 2009

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Two Class I Directors and One Class III Director”, “Executive Officers”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Worldwide Code of Business Conduct and Ethics” in Palm’s proxy statement for the 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

Part IV

Item 15.	Exhibits, Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1.	Financial Statements—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 69 of this Report on Form 10-K.

2.	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statements Schedule at Item 8 on page 69 of this Report on Form 10-K.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00
10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
10.34	*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35	*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36	*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37	*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38	*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.39		Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40	*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41	*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42	*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43	*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44	*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45	*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46		Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47		Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48		Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49		Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53†	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54†	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55†	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56†	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57†	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58†	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59†	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.60†	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61†	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

21.1	Subsidiaries of registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2009

PALM, INC.
(Registrant)

By:	/s/ JONATHAN J. RUBINSTEIN
Jonathan J. Rubinstein Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
PRINCIPAL EXECUTIVE OFFICER:

/s/ JONATHAN J. RUBINSTEIN Jonathan J. Rubinstein	Chairman and Chief Executive Officer	July 22, 2009

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ DOUGLAS C. JEFFRIES Douglas C. Jeffries	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 22, 2009

/s/ FRED D. ANDERSON Fred D. Anderson	Director	July 22, 2009

/s/ GORDON A. CAMPBELL Gordon A. Campbell	Director	July 22, 2009

/s/ WILLIAM T. COLEMAN William T. Coleman	Director	July 22, 2009

/s/ RAJIV DUTTA Rajiv Dutta	Director	July 22, 2009

/s/ ROBERT C. HAGERTY Robert C. Hagerty	Director	July 22, 2009

/s/ ROGER B. MCNAMEE Roger B. McNamee	Director	July 22, 2009

/s/ D. SCOTT MERCER D. Scott Mercer	Director	July 22, 2009

PALM, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2009, 2008 and 2007

(In thousands)

For the Year Ended May 31, 2009:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$1,169	$(308)	$(511)	$350
Product return reserve	11,296	1,109	(8,224)	4,181
Product warranty	40,185	50,661	(57,513)	33,333

For the Year Ended May 31, 2008:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$3,172	$(2,000)	$(3)	$1,169
Product return reserve	19,696	23,419	(31,819)	11,296
Product warranty	41,087	108,902	(109,804)	40,185

For the Year Ended May 31, 2007:	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Recoveries/ (Deductions)	Balance at End of Period
Allowance for doubtful accounts	$4,801	$(2,400)	$771	$3,172
Product return reserve	22,096	46,806	(49,206)	19,696
Product warranty	42,909	76,136	(77,958)	41,087

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	8-K	000-29597	3.2	10/30/07

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53†	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.54†	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55†	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56†	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57†	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58†	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59†	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

10.60†	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61†	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

21.1	Subsidiaries of registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the SEC.