Form 10-Q
period 2009-08-28
PALM INC
filed 2009-09-17
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 28, 2009, 142,329,477 shares of the Registrant’s Common Stock were outstanding.

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

Palm, Palm webOS, Palm OS, Palm Pre, Palm Pixi, Treo, Centro and Foleo are among the trademarks or registered trademarks owned by or licensed to Palm, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2009	2008
Revenues	$68,004	$366,857
Cost of revenues (*)	70,788	269,516

Gross profit (loss)	(2,784)	97,341
Operating expenses:
Sales and marketing (*)	55,989	57,407
Research and development (*)	43,726	48,809
General and administrative (*)	16,295	14,065
Amortization of intangible assets	404	883
Patent acquisition refund	—	(1,537)
Restructuring charges (adjustments)	8,254	(473)

Total operating expenses	124,668	119,154

Operating loss	(127,452)	(21,813)
Impairment of non-current auction rate securities	(1,957)	(14,965)
Interest (expense)	(4,589)	(6,894)
Interest income	514	2,016
Loss on series C derivatives	(27,418)	—
Other income (expense), net	(128)	(455)

Loss before income taxes	(161,030)	(42,111)
Income tax provision (benefit)	65	(2,634)

Net loss	(161,095)	(39,477)
Accretion of series B and series C redeemable convertible preferred stock	3,372	2,401

Net loss applicable to common stockholders	$(164,467)	$(41,878)

Net loss per common share:
Basic and diluted	$(1.17)	$(0.39)

Shares used to compute net loss per common share:
Basic and diluted	141,003	108,291

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$488	$364
Sales and marketing	930	1,417
Research and development	2,041	3,248
General and administrative	3,088	1,971
Restructuring charges (adjustments)	5,054	—

	$11,601	$7,000

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$109,993	$152,400
Short-term investments	101,789	102,733
Accounts receivable, net of allowance for doubtful accounts of $357 and $350, respectively	76,617	66,452
Inventories	27,824	19,716
Deferred income taxes	174	174
Deferred cost of revenues	103,949	—
Prepaids and other	13,317	12,104

Total current assets	433,663	353,579

Restricted investments	9,404	9,496
Non-current auction rate securities	4,148	6,105
Non-current deferred cost of revenues	91,157	14,896
Property and equipment, net	31,007	31,167
Goodwill	166,320	166,320
Intangible assets, net	46,331	48,914
Deferred income taxes	281	331
Other assets	11,640	12,428

Total assets	$793,951	$643,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$98,487	$105,628
Deferred revenues	176,094	18,429
Accrued restructuring	5,783	6,090
Current portion of long-term debt	4,000	4,000
Series C derivatives	235,004	—
Other accrued liabilities	183,754	208,295

Total current liabilities	703,122	342,442

Non-current liabilities:
Long-term debt	389,000	390,000
Non-current deferred revenues	150,096	13,077
Non-current tax liabilities	5,900	5,783

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized and outstanding; aggregate liquidation value: $325,000	267,905	265,412
Series C redeemable convertible preferred stock, $0.001 par value, 100 shares authorized; 51 shares outstanding; aggregate liquidation value: $51,000	16,876	40,387

Stockholders’ deficit:
Preferred stock, $0.001 par value, 125,000 shares authorized:
Series A: 2,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 142,329 shares and 139,687 shares, respectively	142	140
Additional paid-in capital	861,986	854,649
Accumulated deficit (see Note 16)	(1,602,831)	(1,269,672)
Accumulated other comprehensive income	1,755	1,018

Total stockholders’ deficit	(738,948)	(413,865)

Total liabilities and stockholders’ deficit	$793,951	$643,236

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(161,095)	$(39,477)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,194	5,147
Stock-based compensation	11,601	7,000
Amortization of intangible assets	2,583	4,317
Amortization of debt issuance costs	784	785
Deferred income taxes	50	(4,250)
Realized gains on sale of short-term investments	(189)	—
Impairment of non-current auction rate securities	1,957	14,965
Loss on series C derivatives	27,418	—
Changes in assets and liabilities:
Accounts receivable	(9,945)	(25,033)
Inventories	(7,939)	32,289
Prepaids and other	(543)	1,502
Accounts payable	(7,252)	(8,280)
Accrued restructuring	(278)	(3,213)
Deferred revenues/costs, net	114,474	—
Other accrued liabilities	(21,929)	10,611

Net cash used in operating activities	(45,109)	(3,637)

Cash flows from investing activities:
Purchase of property and equipment	(5,142)	(2,410)
Purchase of short-term investments	—	(15)
Sale of short-term investments	598	313
Purchase of restricted investments	(300)	—
Sale of restricted investments	392	450

Net cash used in investing activities	(4,452)	(1,662)

Cash flows from financing activities:
Proceeds from issuance of common stock, employee stock plans	10,242	1,518
Repayment of debt	(1,891)	(5,022)
Cash distribution to stockholders	(270)	(90)
Cash payments related to issuance costs for equity offering	(584)	—
Cash payments related to issuance costs for series C units	(826)	—

Net cash provided by (used in) financing activities	6,671	(3,594)

Effects of exchange rate changes on cash and cash equivalents	483	(696)
Change in cash and cash equivalents	(42,407)	(9,589)
Cash and cash equivalents, beginning of period	152,400	176,918

Cash and cash equivalents, end of period	$109,993	$167,329

Other cash flow information:
Cash paid for income taxes	$229	$1,050

Cash paid for interest	$3,869	$5,975

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Palm’s financial position as of August 31, 2009, and the results of operations and cash flows for the three months ended August 31, 2009 and 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Palm was incorporated in 1992 as Palm Computing, Inc. In 1995, the Company was acquired by U.S. Robotics Corporation. In 1996, the Company sold its first handheld computer. In 1997, 3Com Corporation, or 3Com, acquired U.S. Robotics. In 1999, 3Com announced its intent to separate the handheld computer business from 3Com’s business to form an independent, publicly-traded company. In preparation for that spin-off, Palm Computing, Inc. changed its name to Palm, Inc., or Palm, and was reincorporated in Delaware in December 1999. In March 2000, Palm sold shares in an initial public offering and concurrent private placements. In July 2000, 3Com distributed its remaining shares of Palm common stock to 3Com stockholders.

In December 2001, Palm formed PalmSource, Inc., or PalmSource, a stand-alone subsidiary for its operating system, or OS, business. On October 28, 2003, Palm distributed all of the shares of PalmSource common stock held by Palm to Palm stockholders. On October 29, 2003, Palm acquired Handspring, Inc., and changed the Company’s name to palmOne, Inc.

In connection with the spin-off of PalmSource, the Palm Trademark Holding Company, LLC, or PTHC, was formed to hold trade names, trademarks, service marks and domain names containing the word or letter string “palm”. In May 2005, the Company acquired PalmSource’s interest in PTHC, including the Palm trademark and brand. In July 2005, the Company changed its name back to Palm, Inc., or Palm.

In October 2007, Palm sold shares of series B redeemable convertible preferred stock, or Series B Preferred Stock, to the private-equity firm Elevation Partners, L.P., or Elevation. Palm utilized these proceeds, along with existing cash and the proceeds of new debt, to finance a one-time cash distribution to stockholders of record as of October 24, 2007, or the Recapitalization Transaction. Upon closing the Recapitalization Transaction, Palm adjusted outstanding equity awards in a manner designed to preserve the pre-distribution intrinsic value of the awards.

In January 2009, Palm sold units, or the Series C Units, to Elevation, each of which consists of one share of Palm’s series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of Palm’s common stock, or the Detachable Warrants. Elevation purchased additional shares during Palm’s underwritten public offering in March 2009. On an as-converted and an as-exercised basis, the Series B Preferred Stock, Series C Preferred Stock, common stock and warrants currently owned by Elevation represents 33% of Palm’s voting shares as of August 31, 2009. As of August 31, 2009, Elevation was entitled to designate three members to Palm’s board of directors.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2010 and 2009 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

Palm has evaluated all subsequent events for possible disclosure through the time at which Palm’s Form 10-Q for the quarter ended August 31, 2009 was filed with the SEC on September 17, 2009. See Note 17 to Palm’s condensed consolidated financial statements.

2.	Fair Value Measurements

Financial instruments measured at fair value on a recurring basis as of August 31, 2009 and May 31, 2009 are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurements as of August 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents, money market funds	$64,279	$64,279	$—	$—
Short-term investments:
Federal government obligations	100,969	100,969	—	—
Corporate notes/bonds	820	—	820	—
Restricted investments, money market funds	8,630	8,630	—	—
Non-current auction rate securities	4,148	—	—	4,148

Total assets at fair value	$178,846	$173,878	$820	$4,148

Liabilities:
Warrant derivative liability	$40,196	$—	$40,196	$—
Conversion feature derivative liability	194,808	—	—	194,808

Total series C derivatives	$235,004	$—	$40,196	$194,808

	Fair Value Measurements as of May 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents, money market funds	$85,330	$85,330	$—	$—
Short-term investments:
Federal government obligations	101,502	101,502	—	—
Corporate notes/bonds	1,231	—	1,231	—
Restricted investments, money market funds	9,085	9,085	—	—
Non-current auction rate securities	6,105	—	—	6,105

Total assets at fair value	$203,253	$195,917	$1,231	$6,105

As of May 31, 2009, Palm did not have liabilities that were measured at fair value on a recurring basis.

The fair value of Palm’s Level 1 financial assets is based on quoted market prices of the identical underlying security and generally includes money market funds and United States Treasury securities with quoted prices in active markets.

The fair value of Palm’s Level 2 financial assets and liabilities is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally includes corporate debt securities and the Detachable Warrants.

As of August 31, 2009, Palm did not have observable inputs for the valuation of its non-current auction rate securities and its derivative related to the conversion feature of the Series C Preferred Stock. Palm’s methodology for valuing these instruments are described in Notes 6 and 16, respectively, to Palm’s condensed consolidated financial statements.

The following table provides a summary of changes in fair value of Palm’s Level 3 financial instruments for the three months ended August 31, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended August 31, 2009
	Non-Current Auction Rate Securities (1)	Conversion Feature of Series C Preferred Stock (2)
Balances, May 31, 2009	$6,105	$—
Total losses (realized/unrealized):
Included in net loss	(1,957)	23,450
Application of new accounting guidance	—	171,358

Balances, August 31, 2009	$4,148	$194,808

(1)	The primary cause of the decline in fair value of Palm’s auction rate securities, or ARS, was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.
(2)	The primary cause of the increase in fair value of the conversion feature of Series C Preferred Stock is the increase in price of Palm’s common stock.

As of August 31, 2008, Palm did not have observable inputs for the valuation of its non-current auction rate securities. Palm’s methodology for valuing these assets is described in Note 6 to Palm’s condensed consolidated financial statements. The following table provides a summary of changes in fair value of Palm’s Level 3 financial assets for the three months ended August 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended August 31, 2008
Non-Current Auction Rate Securities (1)
Balances, May 31, 2008	$29,944
Total losses (realized/unrealized):
Included in net loss	(14,965)
Included in other comprehensive loss	7,489

Balances, August 31, 2008	$22,468

(1)	The primary cause of the decline in fair value of Palm’s ARS was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.

Palm has not elected to adopt the fair value option for any eligible items during the three months ended August 31, 2009. Palm may decide to exercise the option when Palm first recognizes an eligible item or enters into an eligible firm commitment when business reasons support doing so in the future.

3.	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended August 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended August 31,
	2009	2008
Numerator:
Net loss	$(161,095)	$(39,477)
Accretion of series B and series C redeemable convertible preferred stock	3,372	2,401

Net loss applicable to common stockholders	$(164,467)	$(41,878)

Denominator:
Shares used to compute basic net loss per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	141,003	108,291

Basic and diluted net loss per common share	$(1.17)	$(0.39)

Palm allocates earnings available to common stockholders for the period, after deduction of redeemable convertible preferred stock dividends, between the common and redeemable convertible preferred stockholders based on their respective rights to receive dividends. Basic and diluted earnings per common share is then calculated by dividing net loss allocable to common stockholders (after the reduction for any accretion and undeclared preferred stock dividends assuming current income (loss) for the period had been distributed) by the weighted average number of common shares outstanding. The loss per common share amounts only pertain to Palm’s common stock.

For the three months ended August 31, 2009 and 2008, 15.9 million and 22.8 million weighted-average share-based payment awards and warrants to purchase Palm common stock, respectively, 38.2 million weighted-average shares of the Series B Preferred Stock and 15.7 million and 0 weighted-average shares of the Series C Preferred Stock, respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. To determine the shares of preferred stock excluded because the inclusion of such shares would be antidilutive, Palm used the “if converted” method, under which the Series B Preferred Stock and Series C Preferred Stock are assumed to be converted to common shares at conversion prices of $8.50 per share and $3.25 per share, respectively, taking into consideration the accretion against net loss applicable to common stockholders.

4.	Stock-Based Compensation

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

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted during the three months ended August 31, 2009 and 2008 are provided below:

	Three Months Ended August 31,
	2009	2008
Risk-free interest rate	2.2%	3.0%
Volatility	68%	52%
Option term (in years)	3.7	3.9
Dividend yield	0.0%	0.0%
Weighted average per share fair value at date of grant	$7.86	$2.51

In September 2007, Palm stockholders approved amendments to the Board of Director stock option plans and the Handspring stock option plans, which were assumed in connection with a merger, to include anti-dilution provisions for options awarded under these plans. The addition of these anti-dilution provisions to the plans resulted in a modification of the original awards. Upon the closing of the Recapitalization Transaction, all outstanding options and restricted stock units, other than awards held by employees located in certain foreign jurisdictions, were adjusted to preserve the pre-distribution intrinsic value by adjusting the exercise price and/or the number of shares subject to stock options outstanding as of October 24, 2007. The total incremental fair value related to these modifications was $8.3 million, which is amortized relative to the vesting period of the affected stock options. The amount recorded during the three months ended August 31, 2009 and 2008 was de minimis.

During the first quarter of fiscal year 2010, Palm entered into a separation agreement with Palm’s former chief executive officer. Under the terms of the separation agreement, portions of unvested Palm stock options, shares of Palm restricted stock and Palm restricted stock units, or RSUs, had their vesting accelerated during the first quarter of fiscal year 2010. Also, additional shares will vest on July 12, 2010 if compliance with the agreement is maintained. Any options to acquire Palm common stock which are vested or might vest pursuant to the separation agreement will remain outstanding and exercisable until January 12, 2011, resulting in a post-termination exercise period of approximately 18 months. The fair value of the modified awards was calculated using the Black-Scholes option valuation model with the following assumptions: expected life of 18 months, an average risk-free interest rate of 1.0%, a dividend yield of 0% and volatility of 75%. Based on Palm’s closing stock price as of June 10, 2009, the date the separation agreement was finalized, the incremental fair value of these modifications and these accelerations was $4.9 million. The additional shares that vest on July 12, 2010, if compliance with the terms of the agreement is maintained, are subject to mark-to-market adjustments because Palm’s former chief executive officer is no longer an employee and the conditions for the awards to vest have been pre-determined. Based on Palm’s closing stock price as of the end of the quarter, the additional awards that vest on July 12, 2010, conditional upon compliance with the agreement, had a fair value of $1.8 million. The fair value of these additional awards is subject to quarterly mark-to-market adjustments and will be recognized during fiscal year 2010. As of August 31, 2009, Palm has recognized $0.1 million related to these additional shares.

Palm uses the straight-line attribution expensing method to recognize share-based compensation expense for options, restricted stock units and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 will continue to be recognized using the accelerated expensing method.

Income Tax Benefits Recorded in Stockholders’ Equity

The total income tax benefit realized from stock option exercises and ESPP rights for the three months ended August 31, 2009 and 2008 was $0 and $2.2 million, respectively.

Stock-Based Options and Awards Activity

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

A summary of Palm’s stock option program as of August 31, 2009 is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of August 31, 2009	17,196	$7.56	5.0	$110,839
Options exercisable as of August 31, 2009	10,063	$6.29	4.1	$76,821

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $13.49 as of August 31, 2009, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $21.0 million and $1.3 million for the three months ended August 31, 2009 and 2008, respectively.

During the three months ended August 31, 2009, Palm granted 3.8 million options to Palm employees. Also during the three months ended August 31, 2009, Palm employees exercised 2.3 million options to purchase shares of Palm common stock and forfeited 0.7 million options due to termination of employment.

As of August 31, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $31.5 million, which is expected to be recognized over the next 3.0 years.

During the first quarter of fiscal year 2010, Palm granted 215,000 shares of restricted stock. In connection with the separation agreement with Palm’s former chief executive officer, 191,000 shares of restricted stock vested and were released and 54,000 shares were canceled and repurchased by Palm.

As of August 31, 2009, total unrecognized compensation costs related to non-vested restricted stock awards was $3.2 million, which is expected to be recognized over the next 3.9 years.

A summary of Palm’s restricted stock unit program as of August 31, 2009 is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of August 31, 2009	518	$9.17	1.4	$6,987

During the three months ended August 31, 2009, Palm granted 0.3 million RSUs to Palm employees and 0.4 million shares vested and were released. Also during the three months ended August 31, 2009, Palm employees forfeited 0.1 million RSUs due to termination of employment.

As of August 31, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $4.3 million, which is expected to be recognized over the next 2.2 years.

During the three months ended August 31, 2009 and 2008, Palm employees did not purchase any shares of Palm common stock under the ESPP. As of August 31, 2009, total unrecognized compensation costs related to the ESPP was $1.7 million, which is expected to be recognized over the next 0.7 years.

5.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended August 31,
	2009	2008
Net loss	$(161,095)	$(39,477)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale investments	219	(239)
Net unrealized losses in value of non-current auction rate securities	—	(7,476)
Net recognized loss on non-current auction rate securities included in results of operations	—	14,965
Net recognized losses (gains) on available-for-sale investments included in results of operations	(189)	—
Accumulated translation adjustments	707	(704)

	$(160,358)	$(32,931)

6.	Cash and Available-For-Sale and Restricted Investments and Non-Current Auction Rate Securities

As of August 31, 2009 and May 31, 2009, there was no difference between the amortized costs, or carrying values, of Palm’s cash and cash equivalents, restricted investments and non-current auction rate securities and their respective fair values. As of both August 31, 2009 and May 31, 2009, Palm’s short-term investments balance reflected net unrealized gains of $0.1 million. As of August 31, 2009, Palm had no investments in an unrealized loss position. As of May 31, 2009, Palm’s investments with unrealized losses were federal government obligations, had a fair value of $60.8 million with a gross unrealized loss amount of less than $0.1 million and were in an unrealized loss position for less than 12 months.

As of August 31, 2009, Palm’s investments in corporate debt securities had stated maturities that were due within one year and its investments in federal government obligations had stated maturities that were due after three years.

Palm holds a variety of interest-bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008 and continuing through fiscal year 2010, auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2015 to 2052. Palm currently classifies all of these investments as non-current auction rate securities in its condensed consolidated balance sheet because of Palm’s continuing inability to determine when these investments will settle.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Palm’s investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of August 31, 2009, the par value of Palm’s investments in ARS was $69.7 million and the estimated fair value was $4.1 million.

As of August 31, 2009 and May 31, 2009, Palm used a discounted cash flow model to estimate the fair value of its investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Because the estimated fair values of Palm’s investments in ARS represent their expected future cash flows, which is less than Palm’s amortized cost, Palm concluded that the impairment of each of its investments in ARS was an other-than-temporary credit loss, and as a result, recognized all of the related losses in its condensed consolidated statements of operations, which was $2.0 million for the three months ended August 31, 2009. For the year ended May 31, 2009, Palm determined there was a decline in the fair value of its ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the year ended May 31, 2009, Palm concluded that the impairment of certain ARS investments previously considered temporary was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income.

The amount of total other-than-temporary impairment on ARS and certain debt securities relates only to credit loss and not to other factors.

7.	Inventories

Inventories consist of the following (in thousands):

	August 31, 2009	May 31, 2009
Finished goods	$10,194	$9,299
Work-in-process and raw materials	17,630	10,417

	$27,824	$19,716

8.	Deferred Cost of Revenues and Deferred Revenues

In accordance with the subscription accounting method, Palm defers recognition of the revenues and related direct cost of revenues for sales of Palm webOS products. These revenues and direct product costs are recognized on a straight-line basis over the currently estimated economic life of the product of 24 months.

9.	Goodwill and Intangible Assets

Goodwill was $166.3 million as of both August 31, 2009 and May 31, 2009. During fiscal year 2009, goodwill decreased by less than $0.1 million due to adjustments relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities. Pursuant to a new accounting standard effective June 1, 2009, all adjustments to goodwill will be recorded as a reduction or increase of income tax provision (benefit) for the fiscal year in which the changes occur.

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	August 31, 2009			May 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(5,974)	$22,726	$28,700	$(5,613)	$23,087
ACCESS Systems licenses	60	44,000	(29,100)	14,900	44,000	(27,400)	16,600
Acquisition related:
Core technology	83	13,670	(5,056)	8,614	13,670	(4,577)	9,093
Non-compete covenants	36	520	(429)	91	520	(386)	134

		$86,890	$(40,559)	$46,331	$86,890	$(37,976)	$48,914

Amortization expense related to intangible assets was $2.6 million and $4.3 million for the three months ended August 31, 2009 and 2008, respectively. Amortization of the ACCESS Systems license and core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining nine months of fiscal year 2010	$7,708
2011	9,965
2012	6,561
2013	3,361
2014	2,883
2015	1,447
Thereafter	14,406

$46,331

10.	Income Taxes

The income tax provision for the three months ended August 31, 2009 represented less than (0.1)% of pre-tax loss, which includes foreign and state income taxes of $0.3 million partially offset by a tax benefit related to a federal refundable credit of $0.2 million.

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

The total amount of gross unrecognized tax benefits as of August 31, 2009 was $52.1 million, which, if recognized, would affect the effective tax rate. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the three months ended August 31, 2009, Palm did not recognize any previously unrecognized tax benefits as a result of evaluation of new facts, circumstances and information. Approximately $0.1 million of additional interest was recognized for the three months ended August 31, 2009.

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

The Term Loan and Revolver mature in April 2014 and October 2012, respectively. As of August 31, 2009, the interest rate on the Term Loan was based on one-month LIBOR plus 3.50%, or 3.77%. The weighted-average effective interest rates were 3.81% and 5.95% for the three months ended August 31, 2009 and 2008, respectively. As of August 31, 2009, Palm has not used the Revolver.

Palm paid issuance costs of $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective yield method. For the three months ended August 31, 2009 and 2008, total debt issuance costs of $0.8 million and $0.8 million were amortized to interest expense, respectively. The remaining balance of unamortized costs was $13.1 million as of August 31, 2009, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $10.0 million was included in other assets. The remaining balance of unamortized costs was $13.9 million as of May 31, 2009, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $10.8 million was included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. As of August 31, 2009, Palm was not required to make any mandatory prepayments on its Term Loan. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 102% in the second year and (ii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

The Term Loan and Revolver contain restrictive covenants on Palm’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to stockholders, and (vii) engage in transactions with affiliates. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of Palm’s present and future assets.

12.	Redeemable Convertible Preferred Stock

A summary of activity related to issuance and accretion of the Series B Preferred Stock and Series C Preferred Stock is as follows (in thousands):

	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock
Balances, May 31, 2008	$255,671	$—
Gross cash proceeds from issuance of series C units	—	100,000
Amount allocated to series C derivative	—	53,410
Amount allocated to detachable warrants	—	(21,966)
Amount allocated to beneficial conversion feature	—	(51,941)
Issuance costs	—	(1,598)

Net proceeds at issuance of series C redeemable convertible preferred stock	—	77,905
Additional issuance costs	—	(62)
Conversion of series C redeemable convertible preferred stock into common stock	—	(49,000)
Accretion of series B and series C redeemable convertible preferred stock	9,741	11,544

Balances, May 31, 2009	265,412	40,387
Decrease in value of series C redeemable convertible preferred stock as a result of adoption of a new accounting standard (see Note 16)	—	(24,390)
Accretion of series B and series C redeemable convertible preferred stock	2,493	879

Balances, August 31, 2009	$267,905	$16,876

Because the Series B Preferred Stock and Series C Preferred Stock are mandatorily redeemable in October 2014, they will be accreted against additional paid-in capital using the effective yield method to their redemption values of $325.0 million and $51.0 million, respectively, until October 2014.

13.	Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 15- to 18-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 120 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2009 and May 31, 2009, Palm’s cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were $431.3 million and $352.7 million, respectively.

In accordance with Palm’s policy, Palm also accrues for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of August 31, 2009 and May 31, 2009, Palm had recorded $10.1 million and $14.4 million, respectively, in other accrued liabilities related to these commitments.

Palm has entered into purchase and licensing agreements for a total of $7.0 million. Under the terms of the agreements, Palm agreed to make quarterly payments through December 2009. The net present value of these payments is being amortized using the effective yield method. As of August 31, 2009, Palm had made payments totaling $5.7 million under the agreements. The remaining amount due under the agreements was $1.2 million as of August 31, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2009 was $2.1 million.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of August 31, 2009 and May 31, 2009, Palm had estimated royalty obligations of $42.1 million and $38.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of August 31, 2009 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of August 31, 2009 and May 31, 2009, Palm had $9.4 million and $9.5 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

Under the indemnification provisions of Palm’s customer and certain of its supply agreements, Palm agrees to offer some level of indemnification protection against certain types of claims arising from Palm’s products and services.

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

Palm’s product warranty and related services accrual reflects management’s best estimate of probable liability under its product warranties related to Palm’s Treo and Centro smartphones and handhelds. Management determines the warranty and related service liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution. As revenues from shipments of these products decline in the future, the product warranty and related services accrual will diminish. Product warranty and related service costs for Palm webOS products are recorded in Palm’s condensed consolidated statements of operations as incurred.

Changes in the product warranty and related services accrual are (in thousands):

	Three Months Ended August 31,
	2009	2008
Balance, beginning of period	$33,333	$40,185
Payments made	(11,793)	(21,034)
Expense taken related to product sold during the period	3,567	30,165
Change in estimated liability for pre-existing warranties	(3,516)	1,595

Balance, end of period	$21,591	$50,911

14.	Restructuring Charges (Adjustments)

Restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less, and ratably over the employee’s continuing service period for employees whose required continuing service period is greater than 60 days. Prior to calendar year 2003, Palm accrued for restructuring costs when it made a commitment to a firm exit plan that specifically identified all significant actions to be taken.

The first quarter of fiscal year 2010 restructuring actions included workforce reorganizations, including stock-based compensation as a result of the acceleration and modification of certain equity awards and other severance, benefits and related costs due to the restructuring involving 25 regular employees primarily in the United States and Palm’s Latin America region. Palm took these restructuring actions to better align its resources and structure with its then current business strategy.

The restructuring actions initiated in the second quarter of fiscal year 2009 included workforce reductions of 190 regular employees across all geographic regions, and facilities removed from service. Palm took these restructuring actions to better align its cost structure with its then current revenues expectations. During the first quarter of fiscal year 2009, Palm recorded additional charges related to additional severance costs partially offset by adjustments related to the settlement of the lease.

The third quarter of fiscal year 2008 restructuring actions included workforce reductions of 130 regular employees across all geographic regions, property and equipment disposed of or removed from service and other charges related to the closure of Palm’s retail stores and lease commitments for facilities no longer in service. Palm took these restructuring actions to better align its cost structure with its then current revenue expectations. Cost reduction actions initiated in the third quarter of fiscal year 2008 were complete as of May 31, 2009.

The second quarter of fiscal year 2008 restructuring actions included project cancelation costs relating to the Foleo mobile companion product and discontinued development projects. Restructuring charges were a result of Palm’s decision to focus its efforts on developing a single Palm-based software platform and to offer a consistent user experience centered on the new platform. Cost reduction actions related to the second quarter of fiscal year 2008 were complete as of August 31, 2009.

The first quarter of fiscal year 2008 restructuring actions included facilities costs relating to property and equipment disposed of or removed from service. As of August 31, 2009, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $0.3 million.

The fourth quarter of fiscal year 2001 restructuring actions included facilities costs related to lease commitments for space no longer intended for use. As of August 31, 2009, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $7.0 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q1 2010 Action	Q2 2009 Action		Q3 2008 Action		Q2 2008 Action	Q1 2008 Action	Q4 2001 Action	Total
	Workforce Reduction Costs	Workforce Reduction Costs	Discontinued Project and Other Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs
Balances, May 31, 2008	$—	$—	$—	$686	$1,260	$1,704	$470	$3,938	$8,058
Restructuring charges (adjustments)	—	12,795	3,461	144	(80)	76	88	(350)	16,134
Cash payments	—	(11,041)	(146)	(830)	(39)	(874)	(116)	(668)	(13,714)
Write-offs	—	(1,189)	(1,489)	—	(1,141)	(451)	(118)	—	(4,388)

Balances, May 31, 2009	—	565	1,826	—	—	455	324	2,920	6,090
Restructuring charges (adjustments)	8,194	263	(203)	—	—	—	—	—	8,254
Cash payments	(1,612)	(610)	(621)	—	—	(455)	(14)	(166)	(3,478)
Write-offs	(5,054)	—	—	—	—	—	(29)	—	(5,083)

Balances, August 31, 2009	$1,528	$218	$1,002	$—	$—	$—	$281	$2,754	$5,783

15.	Litigation

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

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Palm and Handspring, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the Appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. In April 2009, the parties reached a global settlement of the litigation. On June 9, 2009 the Court granted preliminary approval of the settlement. The Court conducted a hearing to determine final approval on September 10, 2009 but has not issued a ruling. Under the terms of the settlement, if approved, all financial obligations will be borne by the insurers.

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

On May 18, 2007, Intermec Inc. filed suit against Palm in the United States District Court for the District of Delaware. In the lawsuit, entitled Intermec Technologies Corp., Inc. v. Palm, Inc., Intermec alleges direct and indirect infringement of five patents and seeks unspecified compensatory and treble damages and to enjoin Palm from future infringement. In August 2007, Palm filed counterclaims against Intermec including allegations of infringement by Intermec of two Palm patents. Palm seeks compensatory damages and to permanently enjoin Intermec from future infringement. A claim construction hearing is scheduled for December 2009. No trial date is currently scheduled.

On December 19, 2008, Saxon Innovations, LLC (“Saxon”) filed a complaint with the U.S. International Trade Commission (the “ITC”) against Palm and others alleging infringement of two Saxon patents, U.S. Patent Nos. 5,235,635 (the “‘635 patent”) and 5,530,597 (the “‘597 patent”) (a third Saxon patent, U.S. Patent No. 5,608,873 (the “‘873 patent”), was identified in the complaint but not asserted against Palm) and seeking to bar importation into the U.S. and subsequent sale of certain electronic devices, such as smart phones, cellular telephones, and television remote controls, that contain various third-party applications processors. The ITC instituted Certain Electronic Devices, Including Handheld Wireless Communications Devices, Investigation No. 337-TA-667 (the “667 Investigation”) on January 15, 2009. On February 18, 2009, Administrative Law Judge Rogers denied Saxon’s motion to amend its complaint to add Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLP (collectively, “Samsung”) as respondents in the pending 667 Investigation. Shortly thereafter, on February 23, 2009, Saxon filed a complaint with the ITC alleging infringement of the three above patents against Samsung. The ITC instituted Certain Electronic Devices, Including Handheld Wireless Communications Devices, Investigation No. 337-TA-673 (the “673 Investigation”), against Samsung on March 25, 2009. On April 23, 2009, Administrative Law Judge Robert K. Rogers Jr. issued Order No. 8 in the pending 667 Investigation granting the Commission Investigative Staff’s motion to consolidate the 673 Investigation with the 667 Investigation (the “Consolidated Investigation”), and extended the target date for completion of the Consolidated Investigation to June 24, 2010. On May 14, 2009, Saxon filed a motion for leave to amend its complaint against Palm to allege infringement of the ‘873 patent. ALJ Rogers denied Saxon’s motion on June 11, 2009. On June 23, 2009, Saxon filed a motion to partially terminate the Consolidated Investigation by withdrawing all allegations related to the ‘635 patent. ALJ Rogers granted Saxon’s motion on July 8, 2009 leaving only the accusation of infringement of the ‘597 patent against Palm in the Consolidated Investigation. Presently, the three remaining parties in the Consolidated Investigation are Palm, Samsung and RIM (Research in Motion Ltd. and Research in Motion Corp.). A 9-day hearing is currently set before ALJ Rogers on October 26. ALJ Rogers is scheduled to issue an Initial Determination on or before February 24, 2010.

16.	Derivative Activities

As of August 31, 2009, Palm had derivative liabilities resulting from the sale of the Series C Units to Elevation in January 2009, which were in the form of Detachable Warrants and a conversion feature of the Series C Preferred Stock, or the Conversion Feature. These derivative liabilities were recorded on June 1, 2009 in connection with the adoption of a new accounting standard. Palm did not have any asset or liability derivatives as of May 31, 2009.

Detachable Warrants

As of August 31, 2009, Detachable Warrants allowing holders to purchase 3.6 million shares of Palm’s common stock at an exercise price of $3.25 per share were outstanding and exercisable. The Detachable Warrants expire on October 24, 2014. The exercise price is subject to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. An instrument is considered linked to an entity’s own stock if the settlement amount is equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Detachable Warrants contain a “down-round provision” which would cause the exercise price to decrease if any of the dilution activities described above were to occur, limited to a floor of $2.49 per share, subject to customary anti-dilution provisions, which, effective June 1, 2009, prevents the Detachable Warrants from being considered linked to Palm’s common stock. As a result, these Detachable Warrants represent a derivative liability, which is adjusted to estimated fair value at the end of each reporting period over the term of the warrants.

Conversion Feature

As of August 31, 2009, 51,000 shares of Palm’s Series C Preferred Stock were outstanding. The conversion price of the Series C Preferred Stock is subject to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Conversion Feature contains a “down-round provision” which would cause the conversion price to decrease, limited to a floor of $2.5185 per share, subject to customary anti-dilution provisions, if Palm were to issue or sell additional shares of Palm common stock for a price lower than the conversion price in effect at the time of the issuance or sale and for total consideration greater than $30 million. Effective June 1, 2009, this “down-round provision” prevents the Conversion Feature from being considered linked to Palm’s common stock. As a result, the Conversion Feature represents a derivative liability, which is adjusted to estimated fair value at the end of each reporting period until the down-round provision expires on January 9, 2011.

Adjustment to Beginning Retained Earnings

As a result of adopting a new accounting standard, Palm recorded an adjustment to beginning retained earnings of $172.1 million, which is based on the amount that would have been recorded had Palm recorded a liability for the Detachable Warrants and Conversion Feature at the issuance date of the Series C Units, or January 9, 2009. Using the closing price for Palm’s common stock on June 1, 2009, the first day of Palm’s fiscal year 2010, or $12.19, resulted in an estimated fair value of the Detachable Warrants of $36.2 million and the Conversion Feature of $171.4 million. The fair value of the Detachable Warrants was estimated using the Black-Scholes option valuation model with the following assumptions: contractual term of 5.4 years, an average risk-free interest rate of 2.3%, a dividend yield of 0%, and volatility of 70.6%. Using the closing price of Palm’s common stock on June 1, 2009 of $12.19, the fair value of the Conversion Feature was estimated using the Cox-Ross-Rubinstein binomial stock price model with the following assumptions: contractual redemption date of October 24, 2014, conversion price of $3.25, forced conversion price of $9.75, a dividend yield of 0% and Palm’s currently estimated risk-adjusted discount rate.

The impact of adopting this new accounting standard is summarized in the following table (in thousands):

	As of May 31, 2009	Impact of Adoption	As of June 1, 2009
Series C derivatives	$—	$207,586	$207,586

Series C redeemable convertible preferred stock	$40,387	$(24,390)	$15,997

Stockholders’ deficit
Common stock	$140	$—	$140
Additional paid-in capital	854,649	(11,132)	843,517
Accumulated deficit	(1,269,672)	(172,064)	(1,441,736)
Accumulated other comprehensive income	1,018	—	1,018

Total stockholders’ deficit	$(413,865)	$(183,196)	$(597,061)

Mark-to-Market Adjustments

To estimate the fair value of the Detachable Warrants, Palm uses the Black-Scholes valuation model and the following assumptions: the closing price for Palm’s common stock, or $13.49 as of August 31, 2009, contractual term of 5.2 years, an average risk-free interest rate of 2.5%, a dividend yield of 0%, and volatility of 67%. The resulting increase in the estimated fair value was recognized as a non-cash loss on series C derivatives in Palm’s condensed consolidated statements of operations, with a corresponding change in the liability.

To estimate the fair value of the Conversion Feature, Palm uses the Cox-Ross-Rubinstein binomial stock price model, which is utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model described above, and the following assumptions: the closing price for Palm’s common stock, or $13.49 as of August 31, 2009, contractual redemption date of October 24, 2014, conversion price of $3.25, forced conversion price of $9.75, a dividend yield of 0% and Palm’s currently estimated risk-adjusted discount rate. The increase in the estimated fair value was recognized as a non-cash loss on series C derivatives in Palm’s condensed consolidated statements of operations, with a corresponding change in the liability.

A summary of the fair value of Palm’s derivatives as of August 31, 2009 is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Derivatives As of August 31, 2009
Warrant derivative liability	Series C derivatives	$40,196
Conversion feature derivative liability	Series C derivatives	194,808

Total derivatives		$235,004

A summary of the effect of Palm’s liability derivatives on the condensed consolidated statements of operations for the three months ended August 31, 2009 is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Statement of Operations	Amount of Loss Recognized for the Three Months Ended August 31, 2009
Warrant derivative liability	Loss on series C derivatives	$3,968
Conversion feature derivative liability	Loss on series C derivatives	23,450

Total derivatives		$27,418

17.	Subsequent Events

On September 17, 2009, Palm announced that it intends to offer approximately 16.0 million shares of common stock. In connection with this offering, the underwriters will have an option to purchase up to an additional 2.4 million shares of common stock to cover over-allotments, if any. The proceeds generated by the issuance are intended to be used for working capital and general corporate purposes.

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

We may make statements in this quarterly report, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding: the launch of Palm Pixi with Sprint and Palm Pre with Telefónica; our ability to build a more diversified carrier base and product portfolio; mobile products and the mobile product market; our leadership position in mobile products; our market share; competition and our competitive advantages; our ability to grow our business; our revenue, gross margins, operating income, operating results, profitability and cash flows; pricing and average selling prices for our products; our corporate strategy; growth in the smartphone market; consumer demand for, and the drivers of consumer demand for, mobile devices; capitalizing on industry trends and dynamics; economic trends and market conditions; international, political and economic risk; the development and introduction of new products and services; our product offerings and delivery of sophisticated product functionality; our ability to develop and be identified with innovative, easy-to-use mobile products; our ability to respond to customer needs; our customer-focused design approach; customer loyalty and connections to the Palm brand; our ability to create customers’ preference for our products; acceptance of our smartphone products; market demand for our products; the resources that we and our competitors devote to development, promotion and sale of products; our expectations regarding our product lines; the ability of Palm webOS to support a multi-year roadmap of mobile devices and services; the ability of Palm webOS to be a key differentiator and competitive advantage; the importance of owning and integrating the operating platform and device hardware; our product mix; our ability to broaden and expand our wireless carrier relationships; revenue and credit concentration with our largest customers, including Sprint; concentration of bad debt risks and allowances for doubtful accounts; our ability to cause application providers to provide applications for our products; the ability of developers to easily develop products and services to complement Palm webOS; our infrastructure for delivery of Palm webOS software applications and support to end users; the filing of patent applications and issuance of patents; the proliferation of companies acquiring or developing patents to assert offensively; laws, standards and other regulatory requirements and their application to our business; royalty obligations; inventory, channel inventory levels and inventory valuation; repair costs; rights of return; rebates and price protection; product warranty accrual and liability; our forecasted product and manufacturing requirements; the ability of our suppliers to meet our quantity, quality and cost requirements; seasonality in sales of our products; the adequacy of our properties, facilities and operating leases and our ability to secure additional space; our tax strategy; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements and debt service or repayment obligations; the necessity or advisability of seeking additional funding; the effects of expansion; acquisition opportunities and our evaluation of such opportunities; our stock repurchase plans; impairment charges in connection with our investments in auction rate securities; the liquidity of, holding periods for and our ability and intent to hold our auction rate securities; the completion of restructuring actions; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; our use of options, restricted stock and restricted stock units; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; accounting for Palm webOS products and for legacy products; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” elsewhere herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our current focus is on smartphones, which we define as mobile phones with advanced voice, data and internet capabilities. The market for smartphones is expected to continue to grow considerably as consumers replace their voice-centric cellphones with smartphones. We believe that over time we can increase Palm’s share of the growing smartphone market by successfully executing against our strategic objectives.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in Palm’s condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, these estimates and judgments are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue recognition, warranty and technical service costs, royalty obligations, restructurings, inventory, stock-based compensation, non-current auction rate securities, series C derivatives and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

We recognize revenues from the sales of our mobile devices. We may periodically provide services and unspecified software free of charge to customers of Palm webOS products. Therefore, as required by generally accepted accounting principles, we recognize Palm webOS smartphone product revenues on a subscription basis. We recognize revenues and related direct product cost of revenues for our Palm webOS products on a straight-line basis over their currently estimated economic lives of 24 months. If the actual economic lives of our Palm webOS products are different than these estimates, we revise the economic lives we are using to recognize revenues and related direct product cost of revenues, which may result in a lack of comparability between products and/or periods. Certain other related period cost of revenues will be expensed as incurred. If we offer specified upgrade rights to our customers in connection with Palm webOS products for future delivery, we will defer commencement of revenue recognition until the future obligation is fulfilled, the right to the specified upgrade expires or vendor specific objective evidence, or VSOE, is established.

Revenues are recognized when earned in accordance with applicable accounting standards and guidance. We recognize revenues from sales of mobile devices under the terms of the applicable customer agreement upon transfer of title to the customer, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to our customers are subject to agreements allowing for limited rights of return, price protection and rebates. Accordingly, revenues are reduced for our estimates of liability related to these rights. For Palm webOS products, returns are included in subscription accounting revenue in the period in which the return occurs. For other Palm products, the estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection and rebates are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of customers that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $51.2 million as of August 31, 2009 which were included in other accrued liabilities. Actual claims for returns, price protection and rebates may vary over time and could differ from our estimates.

Revenues from software arrangements with end users of our devices are recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain. For arrangements with multiple elements, we allocate revenues to each element using the residual method. When all of the undelivered elements are software-related, this allocation is based on VSOE of fair value of the undelivered items. VSOE is based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the marketplace within six months of the initial determination of the price by management. When the undelivered elements include non-software related items, this allocation is based on objective and reliable evidence of fair value. We defer the portion of the sale price equal to the fair value of the undelivered elements until they are delivered.

Warranty Costs

For our Treo and Centro smartphones and our handheld computers, we accrue for warranty and related service costs based on historical rates of repair as a percentage of shipment levels and the expected repair cost per unit, service policies and our experience with products in production or distribution. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could differ from our estimates. For our Palm webOS products, we expense warranty and related service costs as they are incurred and, accordingly, these costs may vary from period to period.

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of August 31, 2009, we had estimated royalty obligations of $42.1 million which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of August 31, 2009 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

Restructuring Costs

Effective for calendar year 2003, we record liabilities for costs associated with exit or disposal activities when the liability is incurred. Prior to calendar year 2003, we accrued for restructuring costs when we made a commitment to a firm exit plan that specifically identified all significant actions to be taken. We record initial restructuring charges based on assumptions and related estimates that we deem appropriate for the economic environment at the time these estimates are made. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and we record new restructuring accruals as liabilities are incurred. Actual costs could differ from our estimates.

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

In accordance with our policy, we also accrue for any inventory component purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. If customer demand subsequently differs from our forecasts, requirements for inventory component purchase commitment write-offs could differ from our estimates.

Stock-Based Compensation

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

There are significant differences among valuation models and factors such as volatility and forfeitures, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Non-Current Auction Rate Securities

We hold a variety of interest-bearing auction rate securities, or ARS, that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. Our investments in ARS are not currently trading and therefore do not currently have a readily determinable market value. As of August 31, 2009, the par value of our investments in ARS was $69.7 million and the estimated fair value was $4.1 million.

We estimate the fair value of our investments in ARS using a discounted cash flow model which incorporates the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows are calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Our most significant assumptions made in the present value calculations were the estimated weighted average lives for the collateral underlying each individual ARS and the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security. When the expected future cash flow from a security is less than our amortized cost, this represents a credit loss, which is recognized as a pre-tax other-than-temporary impairment charge. Estimates used in the discounted cash flow model represent management’s best estimates using appropriate assumptions and projections at the time.

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

Series C Derivatives

In January 2009, we sold units, or the Series C Units, to Elevation Partners, L.P., or Elevation, each of which consists of one share of our series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of our common stock, or the Detachable Warrants. In connection with our adoption of a new accounting standard effective June 1, 2009, the Detachable Warrants and the conversion feature of the Series C Preferred Stock, or the Conversion Feature, were recorded as derivative liabilities. An instrument is considered linked to an entity’s own stock if the settlement amount is equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Detachable Warrants and the Conversion Feature each contain a “down-round provision” which would cause the exercise price and conversion price, respectively, to decrease, if certain types of dilutive activities were to occur, limited to a pre-determined floor, which, prevents them from being considered linked to our common stock. As a result, the Detachable Warrants and the Conversion Feature represent derivative liabilities, which are adjusted to estimated fair value at the end of each reporting period over the contractual term of the derivatives. The change in fair value is recorded as a gain (loss) on series C derivatives in our condensed consolidated statements of operations.

To estimate the fair value of the Detachable Warrants, we use the Black-Scholes valuation model, which is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include our expected stock price volatility over the term of the warrants, expected risk-free interest rate and expected dividends. To estimate the fair value of the Conversion Feature, we use the Cox-Ross-Rubinstein binomial stock price model, which was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model. These variables include our forced conversion price, expected dividends, and risk-adjusted discount rate.

There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency between periods and materially affect the fair value estimate of our derivative liabilities. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Additionally, because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price – which has historically been volatile—may significantly affect our financial results.

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

We recognize the tax liability for uncertain income tax positions on the income tax return based on a two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower or that the liability is not sufficient to cover our revised expectations, we adjust the liability and effect a related change in our tax provision during the period in which we make such determination.

Our key critical accounting policies are periodically reviewed with the audit committee of the board of directors.

Results of Operations

Revenues

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Revenues	$68,004	100.0%	$366,857	100.0%	$(298,853)

We primarily derive our revenues from sales of our smartphones and accessories. For Palm webOS smartphone products (currently, the Palm Pre), our revenues include the portion of revenues recognized in accordance with subscription accounting. During the three months ended August 31, 2009, we recognized $68.0 million in revenues, which excludes amounts deferred in the current period for Palm webOS units delivered to our customers, and includes amortization of deferred revenues derived from Palm webOS units delivered in the current and prior period.

Revenues for the three months ended August 31, 2009 decreased approximately 81% from the three months ended August 31, 2008. Smartphone revenues were $67.4 million for the three months ended August 31, 2009 and decreased 80% from $333.8 million for the three months ended August 31, 2008. Handheld revenues were $0.6 million for the three months ended August 31, 2009 compared to $33.1 million for the three months ended August 31, 2008. During the three months ended August 31, 2009, net device units shipped were approximately 824,000 units at an average selling price of $427 per unit. During the three months ended August 31, 2008, net device units shipped were approximately 1,334,000 units at an average selling price of $273 per unit. Of this 81% decrease in revenues, the effect of accounting for shipments of Palm webOS products under subscription accounting resulted in a decrease of 80.5 percentage points. The remaining change in revenues was the result of lower net device unit shipments and accessories sales substantially offset by an increase in average selling prices. The decrease in net device unit shipments is primarily due to lower smartphone unit volumes as a result of reduced demand for our legacy smartphone products, a challenging economic environment and a decline in traditional handheld unit shipments as a result of a market-wide decline in consumer demand for handheld products. The increase in our average selling price is primarily the result of the introduction of Palm Pre, which carries a higher average selling price, and a shift in product mix, reflecting fewer handhelds and Centro smartphone unit shipments, which carry lower average selling prices.

International revenues were 15% of worldwide revenues for the three months ended August 31, 2009, compared with 10% for the three months ended August 31, 2008.

Of the 81% decrease in worldwide revenues for the three months ended August 31, 2009 as compared to the three months ended August 31, 2008, 73.9 percentage points resulted from a decrease in United States revenues and 7.5 percentage points resulted from a decrease in international revenues. Net device units shipped decreased by 41% internationally and by 38% in the United States during the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. The decrease in net device units shipped internationally and in the United States is primarily due to lower smartphone unit volumes as a result of reduced demand for our legacy smartphone products, a challenging economic environment and a decline in traditional handheld unit shipments as a result of a market-wide decline in consumer demand for handheld products. Average selling prices for our units increased by 70% internationally and 55% in the United States during the three months ended August 31, 2009 as compared to the three months ended August 31, 2008. The increase in average selling prices in each region is primarily the result of the introduction of Palm Pre, which carries a higher average selling price, and a shift in product mix, reflecting fewer handhelds and Centro smartphone unit shipments, which carry lower average selling prices.

During the second quarter of fiscal year 2010, we plan to launch Palm Pre with Telefónica and Palm Pixi with Sprint. However, we expect our revenues for the second quarter of fiscal year 2010 to be impacted by lower shipment volumes compared to shipment volumes during the first quarter of fiscal year 2010 due to the timing and size of our expected second quarter product launches compared to those during the first quarter of fiscal year 2010, and due to the continued decline in demand of our legacy products. After the second quarter of fiscal year 2010, we expect our revenues to increase as we launch our products with additional carriers beginning in the third quarter of fiscal year 2010.

Because Palm webOS revenues will be recognized under subscription accounting over a 24 month period, we expect that changes in our reported revenues will not correlate with changes in actual unit shipment levels and average selling prices. As a result, reported future quarterly and/or annual revenues will be difficult to compare to historical quarterly and/or annual revenues which do not include the impact of subscription accounting.

Cost of Revenues

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Cost of revenues	$70,788	104.1%	$269,516	73.5%	$(198,728)

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, supply chain personnel related costs, depreciation and allocated information technology and facilities costs. For Palm webOS smartphone products, our cost of revenues includes the portion of direct product cost of revenues recognized in accordance with subscription accounting. During the three months ended August 31, 2009, we recognized $70.8 million in cost of revenues, which excludes amounts deferred for direct product cost of revenues in the current period for Palm webOS units delivered to our customers, and includes amortization of deferred direct product cost of revenues derived from Palm webOS units delivered in the current and prior period.

During the three months ended August 31, 2009, the direct margin dollars from our product revenues decreased by 86% primarily as the result of the deferrals of revenues and related direct product cost of revenues under subscription accounting applicable to Palm Pre. As a result, the direct margin dollars from our product revenues provided a smaller contribution to cover the period (or indirect) costs of sales.

The increase in cost of revenues as a percentage of revenues due to subscription accounting was partially offset by a decrease related to period costs, which include costs such as warranty and related service costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, supply chain personnel related costs, depreciation and allocated information technology and facilities costs. These period costs, which are not directly related to net unit shipments, decreased by $29.3 million for the three months ended August 31, 2009 as compared to the three months ended August 31, 2008, due to the following factors. We experienced a decrease of $23.6 million related to warranty costs during the three months ended August 31, 2009 as compared to the year-ago period, which is primarily due to lower repair costs per unit and fewer units under warranty as a result of lower shipment volumes and because the Palm webOS smartphone product warranty costs are expensed as incurred. We experienced a decrease in freight charges of $3.4 million due to lower fuel costs for the three months ended August 31, 2009 as compared to the year-ago period. Additionally, we experienced a decrease of $1.4 million related to decreased costs for purchase commitments with third-party manufacturers, for excess and obsolete inventories and for decreased scrap and rework costs. Technical service costs decreased by $1.2 million as a result of a decrease in call volume for our legacy products.

Because Palm webOS direct product cost of revenues will be recognized under subscription accounting over a 24-month period, we expect that changes in our reported cost of revenues will not correlate with changes in actual unit shipment levels. As a result, reported future quarterly and/or annual cost of revenues will be difficult to compare to historical quarterly and/or annual cost of revenues which do not include the impact of subscription accounting.

Sales and Marketing

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Sales and marketing	$55,989	82.3%	$57,407	15.6%	$(1,418)

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended August 31, 2009 decreased 2% from the three months ended August 31, 2008. The increase in sales and marketing expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in sales and marketing expenses in absolute dollars is primarily due to the following factors. We experienced a decrease in our marketing development expenses with our wireless carrier customers of $10.2 million, primarily as a result of lower applicable carrier revenues compared to the prior year. Employee-related and travel expenses decreased $3.8 million, resulting from a decrease in our average headcount of 80 employees. Allocated information technology and facilities costs decreased by $1.2 million as a result of fewer software system implementations and associated depreciation. These decreases were partially offset by an increase in advertising and product promotional programs of $14.3 million as a result of increased marketing efforts surrounding the launch of Palm Pre during the quarter. In addition, we experienced a decrease of $0.5 million in stock-based compensation, primarily as a result of the decrease in our average headcount.

During the second quarter of fiscal year 2010, we expect our sales and marketing expenses to increase primarily as a result of supporting launches of Palm Pre with Telefónica and Palm Pixi with Sprint in addition to our current promotional efforts.

Research and Development

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Research and development	$43,726	64.3%	$48,809	13.3%	$(5,083)

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended August 31, 2009 decreased 10% from the three months ended August 31, 2008. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting, project material and certification costs decreased $2.0 million from the first quarter of fiscal year 2009 as a result of utilizing fewer third-party development resources, partially offset by an increase in cost for product certifications with wireless carriers and building preproduction units. During the first quarter of fiscal year 2010, we focused our efforts on ensuring our products would be certified on wireless carrier networks, as compared to the first quarter of fiscal year 2009, during which we focused our development efforts on launching Palm webOS and Palm Pre. We experienced a decrease in employee-related expenses of $1.5 million, primarily as a result of lower recruiting and relocation costs. During the first quarter of fiscal year 2009, we experienced increased costs associated with our recruiting efforts to ensure successful development of Palm webOS. Allocated information technology and facilities costs decreased by $0.4 million as a result of fewer software system implementations and associated depreciation. We experienced a decrease of $1.2 million in stock-based compensation, primarily as a result of a lower average balance of outstanding awards compared to the same period last year.

General and Administrative

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
General and administrative	$16,295	24.0%	$14,065	3.8%	$2,230

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended August 31, 2009 increased 16% from the three months ended August 31, 2008. The increase in general and administrative expenses as a percentage of revenues is primarily due to the decrease in our revenues. The increase in absolute dollars is primarily due to the following factors. Legal and professional costs increased by $1.5 million, primarily as a result of ongoing patent and other litigation defense. We experienced an increase in our provision for doubtful accounts of $0.4 million, which is the result of a reduction in our allowance for doubtful accounts taken in the first quarter of fiscal year 2009, reflecting the quality of our accounts receivable balance at that time and the decline of our outstanding accounts receivable balances while, during the first quarter of fiscal year 2010, our allowance for doubtful accounts was substantially unchanged. These increases were partially offset by a decrease in employee-related expenses of $0.7 million, primarily due to a decrease in our average headcount of 30 employees. In addition, we experienced an increase of $1.1 million in stock-based compensation, primarily as a result of a higher average balance of outstanding awards compared to the first quarter of fiscal year 2009.

Amortization of Intangible Assets

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Amortization of intangible assets	$404	0.6%	$883	0.2%	$(479)

The increase in amortization of intangible assets as a percentage of revenues for the three months ended August 31, 2009 is due to the decrease in our revenues. The decrease in amortization of intangible assets in absolute dollars is primarily a result of including the amortization of our core technology in cost of revenues beginning in the fourth quarter of fiscal year 2009. The core technology is included in Palm webOS products, which began shipping in the fourth quarter of fiscal year 2009.

Patent Acquisition Refund

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Patent acquisition refund	$—	—%	$(1,537)	(0.4)%	$1,537

During the first quarter of fiscal year 2009, we received a refund of $1.5 million as a result of a re-negotiation of the purchase price of our acquisition of patent and patent applications, which occurred during fiscal year 2008. This amount was recognized as a benefit to our condensed consolidated statement of operations at the time of receipt.

Restructuring Charges (Adjustments)

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Restructuring charges (adjustments)	$8,254	12.1%	$(473)	(0.1)%	$8,727

Restructuring charges (adjustments) relate to the implementation of a series of reorganization actions taken to streamline our business. Restructuring charges recorded during the three months ended August 31, 2009 of $8.3 million consist of charges of $8.2 million related to restructuring actions taken during the first quarter of fiscal year 2010 and net charges of $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2009. Restructuring adjustments recorded during the three months ended August 31, 2008 of $0.5 million consisted of adjustments of $0.7 million related to restructuring actions taken during the second quarter of fiscal year 2008 partially offset by charges of $0.2 million related to restructuring actions taken during the third quarter of fiscal year 2008.

•

The restructuring actions initiated in the first quarter of fiscal year 2010 included charges of $8.2 million related to workforce reorganizations primarily in the United States and our Latin America region, including $5.1 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $3.1 million for other severance, benefits and related costs due to the restructuring involving 25 regular employees. We took these restructuring actions to better align our resources and structure with our then current business strategy.

Our first quarter of fiscal year 2010 restructuring actions are expected to be substantially completed by the first quarter of fiscal year 2011. When complete, these actions are expected to result in annual expense reductions of at least $1.5 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of August 31, 2009, cash payments totaling $1.6 million and non-cash charges of $5.1 million related to stock-based compensation had been made related to these actions.

•

The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of $12.8 million related to workforce reductions across all geographic regions, including $1.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $11.6 million for other severance, benefits and related costs due to the reduction of 190 regular employees, and $3.5 million related to excess facilities charges for facilities no longer in service. During the first quarter of fiscal year 2010, we recorded additional charges of $0.3 million related to additional severance costs, partially offset by adjustments of $0.2 million related to the settlement of the lease. We took these restructuring actions to better align our cost structure with then current revenues expectations.

Our second quarter of fiscal year 2009 restructuring actions are expected to be substantially completed by the second quarter of fiscal year 2010. As of August 31, 2009, cash payments totaling $11.7 million for workforce reductions and non-cash charges of $1.2 million related to stock-based compensation for workforce reductions had been made related to this action. Cash payments totaling $0.8 million and non-cash charges totaling $1.5 million related to facilities and discontinued project costs had been made related to this action.

Impairment of Non-Current Auction-Rate Securities

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Impairment of non-current auction rate securities	$(1,957)	(2.9)%	$(14,965)	(4.1)%	$(13,008)

Impairment of non-current auction rate securities for the three months ended August 31, 2009 and 2008 reflect impairment charges of $2.0 million and $15.0 million, respectively, recognized on our non-current ARS. For the three months ended August 31, 2009, this impairment is a result of a decrease in expected future cash flows, primarily due to one of our securities no longer providing dividend payments and the further deterioration of collateral underlying the investments. For the three months ended August 31, 2008, the decline in the fair value of our ARS investments was $7.5 million, of which $(0.1) million was deemed temporary and $7.6 million was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the three months ended August 31, 2008, we concluded that the impairment of certain ARS investments previously considered temporary was other-than-temporary and the associated unrealized losses of approximately $7.4 million were recognized during the three months ended August 31, 2008 as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

If the current market conditions deteriorate further we may be required to record additional impairment charges in future quarters related to our ARS investments. We continue to monitor the market for ARS transactions and their impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Interest (expense)	$(4,589)	(6.7)%	$(6,894)	(1.9)%	$(2,305)

The increase in interest (expense) as a percentage of revenues for the three months ended August 31, 2009 is due to the decrease in our revenues. The overall decrease in interest (expense) in absolute dollars is due to a lower average outstanding debt balance and a lower average effective interest rate on that balance as compared to the three months ended August 31, 2008.

Interest Income

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Interest income	$514	0.8%	$2,016	0.5%	$(1,502)

The increase in interest income as a percentage of revenues for the three months ended August 31, 2009 is due to the decrease in our revenues. The overall decrease in interest income in absolute dollars is due to lower average cash and short-term investments balances during the three months ended August 31, 2009, as compared to the three months ended August 31, 2008, coupled with lower average interest rates.

Loss on Series C Derivatives

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Loss on series C derivatives	$(27,418)	(40.3)%	$—	—%	$27,418

Because the Detachable Warrants and the Conversion Feature contain “down-round provisions,” they are considered derivative liabilities and are adjusted to estimated fair value at the end of each reporting period. As of June 1, 2009, the first day of fiscal year 2010, the Detachable Warrants and the Conversion Feature had estimated fair values of $36.2 million and $171.4 million, respectively, and, as of August 31, 2009, estimated fair values of $40.2 million and $194.8 million, respectively. For the three months ended August 31, 2009, the increase in estimated fair values of our series C derivatives of $27.4 million consisted of the increase in estimated fair values of the Detachable Warrants and the Conversion Feature of $4.0 million and $23.4 million, respectively, and was recognized as a non-cash loss on series C derivatives.

Because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price – which has historically been volatile—may significantly affect our financial results.

Other Income (Expense), Net

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Other income (expense), net	$(128)	(0.2)%	$(455)	(0.1)%	$(327)

Other income (expense), net for the three months ended August 31, 2009 and 2008 included realized gains (losses) related to the sale of short-term investments and bank and other miscellaneous charges. The change compared to the prior year was not significant.

Income Tax Provision (Benefit)

	Three Months Ended August 31,				Increase/ (Decrease)
	2009	% of Revenues	2008	% of Revenues
	(dollars in thousands)
Income tax provision (benefit)	$65	0.1%	$(2,634)	(0.7)%	$2,699

Palm’s income tax provision for the three months ended August 31, 2009 represented less than (0.1)% of pre-tax loss, which includes foreign and state income taxes of $0.3 million partially offset by a tax benefit related to a federal refundable credit of $0.2 million.

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

Liquidity and Capital Resources

Cash and cash equivalents as of August 31, 2009 were $110.0 million, compared to $152.4 million as of May 31, 2009, a decrease of $42.4 million. We experienced a net decrease in cash flows from operations of $45.1 million resulting from our net loss of $161.1 million, which was partially offset by non-cash charges of $49.4 million and changes in assets and liabilities of $66.6 million. Our cash also decreased due to purchases of property and equipment of $5.1 million, debt repayments of $1.9 million, payments related to the issuance of common stock and Series C Units during fiscal year 2009 of $1.4 million, the purchase of restricted investments of $0.3 million and a one-time cash distribution payment related to the recapitalization transaction in October 2007 of $0.3 million to holders of restricted stock awards that vested during the period. These decreases were partially offset by $10.2 million received from stock-related activity as a result of the exercise of stock options and other equity awards, sales of short-term investments of $0.6 million and proceeds received from the sale of restricted investments of $0.4 million. Fluctuations in exchange rates during the first quarter of fiscal year 2010 for our foreign currency denominated assets and liabilities resulted in an increase in cash flows of approximately $0.5 million for the period.

Cash and cash equivalents as of August 31, 2008 were $167.3 million, compared to $176.9 million as of May 31, 2008, a decrease of $9.6 million. We experienced a net decrease in cash flows from operations of $3.6 million resulting from our net loss of $39.5 million, which was partially offset by non-cash charges of $28.0 million and changes in assets and liabilities of $7.9 million. Our cash also decreased due to debt repayments of $5.0 million, purchases of property and equipment of $2.4 million, and a one-time cash distribution payment related to the recapitalization transaction in October 2007 of $0.1 million to holders of restricted stock awards that vested during the period. Fluctuations in exchange rates during the first quarter of fiscal year 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of approximately $0.7 million for the period. These decreases were partially offset by net sales of short-term investments of $0.3 million, proceeds received from the sale of restricted investments of $0.4 million and $1.5 million from stock-related activity as a result of the exercise of stock options and other equity awards.

We hold a variety of interest-bearing ARS that have failed to settle on their respective settlement dates since fiscal year 2008 and are not currently trading. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2015 to 2052. As of August 31, 2009, the par value of our investments in ARS was $69.7 million and its estimated fair value was $4.1 million.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relation to our investment guidelines and market conditions.

We have experienced significant losses beginning in fiscal year 2008 and continuing through fiscal year 2010, which are attributable to operations, restructurings and other charges such as the impairment of our ARS investments. We have managed our liquidity during this time through a series of cost reduction initiatives, an additional $100 million investment from Elevation, a net equity offering of $103.5 million, and a modification to our investment strategy to favor more liquid money market investments and United States Treasury securities. Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the sustained commercial success of Palm Pre;

•	the timely launch and commercial success of future products based on our Palm webOS, including Palm Pixi;

•	the level of continuing sales of our Treo and Centro smartphones; and

•	our ability to manage operating expenses and capital spending and to successfully manage our growth.

We anticipate our balances of cash, cash equivalents and short-term investments of $211.8 million as of August 31, 2009 will satisfy our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months. Although we believe that we can meet our liquidity needs for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008 and our actual level of losses during our last fiscal year were unanticipated 12 months ago, which have resulted in decreases in our cash, cash equivalents and short-term investment balances. We are experiencing reduced demand for our legacy smartphone products and a challenging economic environment, and we expect further declining revenues and continued margin pressure from our legacy product lines. Until we ramp our Palm webOS product portfolio to include additional products offered at additional carriers, we would expect the expenditures to support our new product and carrier launches to negatively affect our operating cash flows. We expect this to be the case with the launch of Palm Pixi during the second quarter of fiscal year 2010. However, based on our current forecast, we do not anticipate any short-term or long-term cash deficiencies. If we fail to meet our operating forecast or market conditions negatively affect our cash flows or to fund growth opportunities, we may be required to seek additional funding. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations, operating cash flows and financial condition.

Net accounts receivable was $76.6 million as of August 31, 2009, an increase of $10.1 million, or 15%, from $66.5 million as of May 31, 2009. Days invoices outstanding, or DIO, of receivables was 19 days and 53 days as of August 31, 2009 and May 31, 2009, respectively. The DIO decreased 34 days primarily as a result of a change in customer payment patterns. We ended the first quarter of fiscal year 2010 with a cash conversion cycle of (6) days, a change of 6 days from (12) days as of May 31, 2009. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a metric on which we have focused as we continue to try to efficiently manage our assets.

Net accounts receivable was $141.6 million as of August 31, 2008, an increase of $25.2 million, or 22%, from $116.4 million as of May 31, 2008. DIO of receivables was 35 days as of both August 31, 2008 and May 31, 2008. The DIO remained flat for the first quarter of fiscal year 2009 as compared to the fourth quarter of fiscal year 2008. We ended the first quarter of fiscal year 2009 with a cash conversion cycle of (4) days, a change of 2 days from (6) days as of May 31, 2008.

In September 2006, our board of directors authorized a stock buyback program to repurchase up to $250.0 million of our common stock at our discretion, depending on market conditions, share price and other factors. The stock repurchase program is designed to return value to our stockholders and minimize dilution from stock issuance. During the three months ended August 31, 2009 and 2008, we did not repurchase any shares of common stock through open market purchases. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. Borrowings under the Credit Agreement bear interest at our election at one-, two-, three- or six- month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Rate plus 0.50%) plus 2.50%. As of August 31, 2009, the interest rate for the Term Loan was based on one-month LIBOR plus 3.50%, or 3.77%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. As of August 31, 2009, $393.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 15- to 18-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 120 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of August 31, 2009 and May 31, 2009, our cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were $431.3 million and $352.7 million, respectively.

In accordance with our policy, we also accrue for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of August 31, 2009 and May 31, 2009, we had recorded $10.1 million and $14.4 million, respectively, in other accrued liabilities related to these commitments.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

We have entered into purchase and licensing agreements for a total of $7.0 million. Under the terms of the agreements, we agreed to make quarterly payments through December 2009. The net present value of these payments is being amortized using the effective yield method. As of August 31, 2009, we had made payments totaling $5.7 million under the agreements. The remaining amount due under the agreements was $1.2 million as of August 31, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2009 was $2.1 million.

We have issued shares of Series B Preferred Stock and Series C Preferred Stock, which are mandatorily redeemable in October 2014 at their original purchase price per share. As of both August 31, 2009 and May 31, 2009, the total redemption amounts for outstanding shares of our Series B Preferred Stock and Series C Preferred Stock were $325.0 million and $51.0 million, respectively.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our smartphones and handheld computers, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of August 31, 2009 and May 31, 2009, we had estimated royalty obligations of $42.1 million and $38.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of August 31, 2009 or on the results reported for the three months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of August 31, 2009 and May 31, 2009, we had $9.4 million and $9.5 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

In November 2008, we renewed our universal shelf registration statement to give us flexibility to sell debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for working capital and general corporate purposes including, but not limited to, funding our operations, purchasing capital equipment, funding potential acquisitions, repaying debt and repurchasing shares of our common stock. We may also invest the proceeds in certificates of deposit, U.S. government securities or certain other interest-bearing securities. Palm was a well-known seasoned issuer as defined in Rule 405 under the Securities Act within 60 days of the date on which Palm filed its Annual Report on Form 10-K, dated July 24, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents, short-term investments and interest-bearing ARS. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is currently accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of $110.0 million and $152.4 million as of August 31, 2009 and May 31,

2009, respectively, are invested primarily in money market funds. Our short-term investments portfolio of $101.8 million and $102.7 million as of August 31, 2009 and May 31, 2009, respectively, primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. Our investments in ARS, with a par value of $69.7 million and fair values of $4.1 million and $6.1 million as of August 31, 2009 and May 31, 2009, respectively, are not currently trading and, consequently, are not currently liquid. Our available-for-sale investments portfolio, which includes short-term investments and non-current ARS, is subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at August 31, 2009 or May 31, 2009 would cause an immaterial decline in the fair value of our cash equivalents or available-for-sale investments portfolio, and would have a similar effect on our net loss or cash flows.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $393.0 million as of August 31, 2009 under our current Credit Agreement. We do not currently use derivatives to manage interest rate risk. As of August 31, 2009, our interest rate applicable to borrowings under the Credit Agreement was 3.77%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling, in Brazilian Real and in Swiss Francs. Expenses and other transactions are also incurred in a variety of currencies. We recorded a net gain (loss) of $(0.2) million and $0.4 million for the three months ended August 31, 2009 and 2008, respectively, from the revaluation of our foreign denominated assets and liabilities, which is included in operating loss in our condensed consolidated statements of operations.

Equity Price Risk

We estimate the fair value of our series C derivatives using the Black-Scholes valuation and the Cox-Ross-Rubinstein binomial stock price models, both of which utilize the closing price of our common stock on the reporting date as an input variable. We will adjust our derivative liabilities to estimated fair value at the end of each reporting period, with any corresponding changes recorded in our condensed consolidated statements of operations. An increase or decrease in our stock price of 10% from the closing stock price at August 31, 2009, or $13.49, would cause an increase or decrease in the estimated fair value of our series C derivatives of approximately $26 million, and would have a similar effect on our net loss.

As of August 31, 2009, we did not own any material equity investments in other entities. Therefore, we do not currently have any direct material risks related to equity prices of other entities.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Palm have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our revenues, gross margins, results of operations and operating cash flows have been declining in recent quarters and are generally subject to fluctuations, and if we fail to meet the expectations of our investors, our stock price may decrease significantly.

We have had negative operating cash flows and net losses in recent quarters. Our revenues, gross margins, results of operations and operating cash flows are difficult to forecast and will be particularly sensitive to product launches, at least until we have a more diversified carrier base for and portfolio of Palm webOS products. Due to our anticipated timing and size of our launch of the Palm Pre with Telefónica and Palm Pixi with Sprint, as well as continued decline in demand for our legacy products, we expect that our operating cash flows and our revenues for the second quarter of fiscal year 2010 will be lower than those achieved in the first quarter of fiscal year 2010. Our future revenues, gross margins, results of operations and operating cash flows may continue to decline or fluctuate significantly and may not meet our expectations or those of our investors. If this occurs, the price of our stock will likely decline. Many factors may cause these declines or fluctuations including, but not limited to, the following:

•	failure to introduce or achieve market acceptance for new products and services in a timely manner;

•	loss or failure of wireless carriers or other key sales channel partners or inability to add new wireless carriers or channel partners in a timely manner;

•	pricing pressures;

•	quality issues with our products;

•	the liquidity and resources that we have to support our business;

•	changes in general economic conditions and specific market conditions;

•	competition from other smartphones or other devices;

•	life cycles of our existing product lines;

•	the effects of anticipated and actual introduction of new products and services on our existing product lines;

•	changes in consumer, business and wireless carrier preferences for our products and services;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending;

•	failure by our third-party manufacturers or suppliers to meet our quantity and quality requirements for products or product components on time;

•	failure to add, replace or ramp up third-party manufacturers or suppliers in a timely manner;

•	a diminished market presence and decline in sales outside of the United States;

•	seasonality of demand for some of our products;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	excess inventory or insufficient inventory to meet demand;

•	growth, decline, volatility and changing market conditions in the markets we serve; and

•	litigation brought against us.

Any of the foregoing factors could have an adverse effect on our business, results of operations, operating cash flows and financial condition.

If we fail to develop and introduce new products and services successfully and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues and operating cash flows will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services, including Palm Pixi, that are appealing to our customers and end users with acceptable quality, prices and terms, or if the effort of migrating from existing products and services to new products and services is considered to be excessive by end users, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately ramp production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not gain traction in the market at all or at anticipated levels.

As we introduce new or enhanced products, such as Palm Pixi, or integrate new technology into new or existing products, we face risks including, among other things, disruption in customers’ ordering patterns, excessive levels of existing product inventories, revenue deterioration in our existing product lines, insufficient supplies of new products to meet customers’ demand, possible product and technology defects and a potentially different sales and support environment. Premature announcements or leaks of new products, features or technologies may exacerbate some of these risks by reducing the effectiveness of our product launches, reducing sales volumes of current products due to anticipated future products, making it more difficult to compete, shortening the period of differentiation based on our product innovation, straining relationships with our partners and/or increasing market expectations for the results of our new products before we have had an opportunity to demonstrate the market viability of the products. Our failure to manage the transition to new products or the integration of new technology into new or existing products could adversely affect our business, results of operations, operating cash flows and financial condition.

We are substantially dependent on our Palm webOS mobile platform; Palm webOS faces significant competition and may not be preferred by our wireless carrier partners or end users.

In the first quarter of fiscal year 2010, we launched Palm Pre, our first smartphone based on our new Palm webOS mobile platform. We expect Palm webOS to be the cornerstone of our product roadmap and the services that we provide. We also expect Palm webOS to be a key differentiator for us. However, as Palm webOS is a new OS, we do not yet have the experience with Palm webOS to determine its commercial viability or sustainability. We also have not had the advantage of working with and refining the OS over a long period of time, especially under commercial conditions. Because we recently launched products based on Palm webOS, and at a time when revenues from most of our legacy products are declining, our business will be dependent on Palm Pre and Palm Pixi until we can diversify our product portfolio. The importance of Palm webOS, Palm Pre and Palm Pixi to our business substantially magnifies the risks expressed throughout this “Risk Factors” section with respect to our products and our business.

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

There is significant competition from makers of smartphones that differentiate their products in part through alternative OS software. A number of competitors offer alternative Windows Mobile OS products. Google is heading a group that has introduced the Android OS for which certain of our competitors are developing products. The LiMo Foundation is another consortium that is developing a Linux-based mobile OS. Other competitors have or are developing proprietary operating systems, including Apple’s OS X, Nokia’s Symbian OS, RIM’s Blackberry OS and various Linux-based operating systems. Still other competitors, such as Samsung and LG, are developing products that have a combination of keyboards, touchscreens and advanced media functionality that compete with smartphones like ours and that use proprietary and other alternative operating systems. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments and our existing and potential customers and end users. Moreover, some of the largest wireless carriers have joined the consortiums developing or indicated their support for rival operating systems, including the LiMo Foundation and Android, respectively. Wireless carriers may demonstrate a preference for rival operating systems, thereby giving preference to our competitor’s products and making acceptance of our products more difficult among our key wireless carrier partners. In addition, this could require us to raise the performance and differentiation standards for the operating systems that we offer in order to remain competitive.

We cannot assure you that Palm webOS or the operating systems we license will continue to draw the customer interest necessary to provide us with a level of competitive differentiation. If Palm webOS or the operating systems that we license in our current or future products do not continue to be competitive, our revenues, results of operations and operating cash flows could be adversely affected.

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

The ability of our Palm webOS service offerings to scale to support a substantial increase in the number of users in an actual commercial environment is unproven. If our Palm webOS service offerings do not efficiently and effectively scale to support and manage a substantial increase in the number of users while maintaining a high level of performance, our business will be harmed. In addition if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may not be able to efficiently and effectively scale our business to manage the addition of any new wireless carrier customers, increases in subscriber growth or increases in data traffic.

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

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile devices market, and we have a history of frequently introducing new products. Products and software as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products and software may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage claims, penalties, duties to repair, litigation and recalls and jeopardize our relationship with wireless carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers, warranty claims and litigation, any of which could harm our business, results of operations, operating cash flows and financial condition.

We recently launched Palm webOS, and it has not been subject to commercial use for a substantial period of time. Given the nature of software, particularly OS software, we cannot be certain that it will be free of software defects or bugs. Early detection of such defects or bugs by us could delay the launches of future Palm smartphone products. Detection of defects or bugs after such products have been launched could result in the rejection of our products, damage claims, litigation and recalls. Any defects or bugs could jeopardize our relationship with wireless carriers and adversely affect our business, results of operations, operating cash flows and financial condition.

Current recessionary economic and financial market conditions, as well as our continued investment in our corporate transformation, have had and will continue to have a negative effect on our liquidity. We may need or find it advisable to seek additional funding, which may not be available or which may result in substantial dilution to the value of our common stock. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. Inadequate liquidity could adversely affect our business operations in the future.

We require substantial liquidity to continue spending to support product development, production and launches, to implement cost savings and restructuring plans, to meet scheduled debt and lease payment requirements and to run and expand our regular business operations. Although we currently believe that we have sufficient cash, cash equivalents and short-term investments to meet our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008. Our actual level of losses during our last fiscal year were unanticipated 12 months ago and resulted in decreases in our cash, cash equivalents and short-term investment balances. Our operating cash flows in fiscal year 2010 will be very dependent on a limited number of relatively new products.

If our liquidity continues to diminish, we may reach the point at which we operate at or close to the minimum cash levels necessary to support our current business operations, and we may be forced to reduce spending, research and development activities, marketing activities and other programs that are important to the future success of our business, including growing our business domestically and internationally. In addition, if our liquidity substantially decreases, it may affect our business relationships with our customers and/or our suppliers who may seek more restrictive payment terms, assurances regarding our ability to meet our obligations and to sustain regular business operations and other concessions. If this were to happen, our need for cash resources would be intensified.

Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the sustained commercial success of Palm Pre;

•	the timely launch and commercial success of future products based on our Palm webOS, including Palm Pixi;

•	the level of continuing sales of our Treo and Centro smartphones; and

•	our ability to manage operating expenses and capital spending and to successfully manage our growth.

To fund growth opportunities or if our liquidity continues to diminish, we may find it necessary or advisable to seek additional funding. Our corporate credit rating may make it difficult to obtain funding in the securities and credit markets as well as under our existing credit facilities. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations, operating cash flows and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our existing common stock and other equity securities and cause the market price of our common stock to fall. The issuance of additional debt or incurrence of borrowing could impose restrictive covenants in addition to those to which we are already subject under our existing credit facility, which could impair our ability to engage in certain business transactions.

Uncertainty and adverse changes in the economy could adversely affect our business and operating cash flows.

The current recessionary economic conditions and the possibility of consolidations or bankruptcies of companies have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and a decrease in consumer confidence. The current recessionary economic conditions began during fiscal year 2008 and have worsened since then. We do not believe it is likely that these adverse economic conditions will improve significantly in the near term.

Because our products compete for a share of consumer disposable income and business spending, continued economic distress and uncertainty may reduce the purchasing power or influence the buying decisions of our customers and end users, which could decrease the number of products we are able to sell and put pressure on the prices of our products. Furthermore, as a result of the tightening of the credit markets, we may have increased exposure to material losses from bad debts. Key suppliers may become insolvent or may be unable to obtain credit to finance the development or manufacture of components under terms that are acceptable to us, or at all, which could result in delays in the delivery of our products and/or increased costs to us. As a result, these recessionary economic conditions and related factors, many of which are beyond our control, may adversely affect our business, results of operations, operating cash flows and financial condition.

The market for our products is volatile. Failure to adjust to changing market conditions or inability to scale our business may adversely affect our business, results of operations, operating cash flows and financial condition, particularly given our size, limited resources and lack of diversification.

Our future results of operations and operating cash flows depend substantially on the commercial success of smartphones in general and our smartphones in particular, including Palm Pre, Palm Pixi and products that are under development. For the three months ended August 31, 2009, revenues from sales of smartphones and related products constituted more than 95% of our consolidated revenues. If revenues from our smartphones fail to meet expectations our operating cash flows may suffer. The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Recessionary economic conditions have created a challenging environment in the smartphone market, including declining average selling prices and increased competition. If we are unable to adequately respond to changes in demand for our products, our results of operations and operating cash flows could be adversely affected. In addition, as our products and product categories mature and face greater competition, and if these recessionary economic conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products or we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations, operating cash flows and financial condition.

This reliance on the success of our industry and trends in our industry is compounded by the size of our organization, our focus on smartphone-related products and services and the limited number of smartphone product lines we currently have available. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and how to manage product life cycles and support among our products. Given the size of our organization and undiversified nature of our product lines, if our Palm Pre or other new products do not generate substantial and sustained market success and revenues, or if we otherwise do not appropriately invest our resources, our business, results of operations, operating cash flows and financial condition could be adversely affected.

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

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products and services, reduced margins and loss of market share. As a result, our business, results of operations, operating cash flows and financial condition would be adversely affected.

The markets for our products are highly competitive, and we expect increased competition and pressure on our average selling prices in the future, particularly as companies from established industry segments, such as mobile handset, personal computer and consumer electronics, enter these markets or increasingly expand and market their competitive product offerings or both.

Some of our competitors may devote greater resources to the development, promotion and sale of their products than we do. They may have lower costs and/or be better able to withstand lower prices in order to gain market share at our expense. They may be more diversified than we are and better able to leverage their other businesses, products and services to be able to accept lower returns in the smartphone market and gain market share. These competitors may also bring with them customer loyalties, which may limit our ability to compete regardless of any comparative advantage of our product offerings.

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

Our devices compete with a variety of mobile devices. Our principal competitors in the mobile handset and smartphone market include Apple, Asustek, Dell, High Tech Computer or HTC, LG, Motorola, Nokia, Pantech, Personal Communications Devices or PCD, Research in Motion or RIM, Samsung and Sony-Ericsson. In addition, our products compete for a share of disposable income and business spending on consumer electronic and telecommunications products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices, netbooks, tablets, Mobile Internet Devices or MIDs, and other such devices.

Some of our competitors, such as Asustek, HTC and PCD, produce smartphones as wireless-carrier-branded devices in addition to their own branded devices. As technology advances, we also expect to compete with mobile phones without branded operating systems that synchronize with personal computers, as well as ultra-mobile personal computers, laptop computers, netbooks, tablets and MIDs with wide area network or data cards with voice over IP, or VoIP, and WiFi phones with VoIP.

Some competitors sell or license server, desktop and/or laptop computing products, software and/or recurring services in addition to mobile products. They may choose to market their mobile products at a discounted price or give them away for free with their other products or services, which could negatively affect our ability to compete.

A number of our competitors have longer and closer relationships with the senior management of business customers who decide which products and technologies will be deployed in their business. Many competitors have larger and more established sales forces calling on wireless carriers and business customers. Therefore, they could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we have, which could result in wireless carriers and business customers deciding not to choose our products and services, which would adversely impact our revenues.

Successful new product introductions or enhancements by our competitors could cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, reduced demand for our products and services, increased expenses, reduced margins and loss of market share. Failure to compete successfully against current or future competitors could harm our business, results of operations, operating cash flows and financial condition.

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

•

the degree to which wireless carriers facilitate the introduction of and actively market, advertise, promote, distribute and resell our smartphone products, and the size of the subscriber base to which these efforts are directed;

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

•

contractual terms and conditions with wireless carriers that, in some circumstances, limit our ability to make similar products available through competitive wireless carriers in some market segments for certain periods;

•	wireless carriers’ pricing requirements and subsidy programs;

•	products, including our competitors’ products, carried by wireless carriers; and

•	pricing and other terms and conditions of voice and data rate plans that the wireless carriers offer for use with our smartphone products.

For example, flat data rate pricing plans offered by some wireless carriers may represent some risk to our relationship with such wireless carriers. While flat data pricing helps customer adoption of the data services offered by wireless carriers and highlights the advantages of the data applications of our smartphone products, such plans may not allow our smartphones to contribute as much average revenue per user to wireless carriers as when they are priced by usage, and therefore reduces our differentiation from other, non-data devices in the view of the wireless carriers. In addition, if wireless carriers charge higher rates than consumers are willing to pay, the acceptance of our wireless solutions could be less than anticipated and our revenues and operating cash flows could be adversely affected.

Wireless carriers have substantial bargaining power as we enter into agreements with them. They may require contract terms that are difficult for us to satisfy and could result in higher costs to complete certification requirements and negatively impact our results of operations, operating cash flows and financial condition. Moreover, we do not have agreements with some of the wireless carriers with whom we do business internationally. In some cases, the agreements may be with third-party distributors and may not pass through rights to us or provide us with recourse or contact with the wireless carrier. The absence of agreements means that, with little or no notice, these wireless carriers could refuse to continue to purchase all or some of our products or change the terms under which they purchase our products. If these wireless carriers were to stop purchasing our products, we may be unable to replace the lost sales channel on a timely basis and our results of operations, operating cash flows and financial condition could be harmed.

In some cases, we may enter into exclusive relationships with wireless carriers to sell our products within a particular territory. For example, in the case of Palm Pre, and Palm Pixi, Sprint will have exclusive distribution rights in the United States for a limited period of time. Although there are benefits from exclusive arrangements, such arrangements eliminate our ability to make the products subject to the exclusivity period available through other wireless carriers during the exclusivity period, and may initially limit the sales of such products as a result.

Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to develop on a timely basis smartphone products that meet wireless carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those wireless carriers may choose to emphasize similar products from our competitors and reduce their focus on our products, which would have a negative impact on our business, operating cash flows and financial condition.

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

Our largest customer, Sprint, represented 85% of our revenues during the first quarter of fiscal year 2010 and 43% during fiscal year 2009. Our largest customers represented 60% of our revenues during fiscal year 2009, 65% during fiscal year 2008 and 56% during fiscal year 2007. We determine our largest customers in terms of revenues to be those who individually represent 10% or more of our total revenues for the period. We expect this trend of revenues concentration with our largest wireless carrier customers to continue, and at times increase, primarily due to our launch of multiple smartphone products with Sprint. We expect in the near term to continue to experience high levels of revenue concentration with Sprint. If Sprint or any other significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operations, operating cash flows and financial condition. Our ability to replace or find new large customers is necessarily limited due to the limited number of wireless carriers in many territories, including the United States, which is the country where we generate the majority of our revenues.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 75% of our accounts receivable at the end of the first quarter of fiscal year 2010, compared to 72% of our accounts receivable at the end of fiscal year 2009, 61% of our accounts receivable at the end of fiscal year 2008 and 63% at the end of fiscal year 2007. We determine our largest customers in terms of outstanding customer accounts to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. At the end of the first quarter of fiscal year 2010 and the end of fiscal year 2009, Sprint’s balance represented 38% and 46%, respectively, of our total customer accounts receivable balance. We expect this trend of significant credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

While we believe that our allowances for doubtful accounts adequately reflect the credit risk of our customers, as well as historical trends and other economic factors, we cannot assure you that such allowances will be accurate or sufficient. If any of our significant customers defaults on its account, or if we experience significant credit expense for any reason, it could have an adverse impact on our business, results of operations, operating cash flows and financial condition.

We could be exposed to significant fluctuations in shipment volumes and revenues for our smartphone products based on our strategic relationships with wireless carriers.

Because of their large sales channels, wireless carriers may purchase large quantities of our products prior to launch so that the products are widely available. Reorders of products may fluctuate quarter to quarter, depending on end-user demand and inventory levels required by the wireless carriers. We have announced that our revenues for the second quarter of fiscal year 2010 are expected to be lower than revenues achieved in the first quarter of fiscal year 2010 as a result of timing and size of our new product and carrier launches and the continued decline in demand for our legacy products. As we develop new strategic relationships and launch new products with wireless carriers, our smartphone products-related shipment volumes and revenues could be subject to significant fluctuations based on the timing of wireless carrier product launches, wireless carrier inventory requirements, marketing efforts and our ability to forecast and satisfy wireless carrier and end-user demand.

If our products do not meet wireless carrier and governmental or regulatory certification or other requirements, we will not be able to compete effectively and our ability to generate revenues will suffer.

We are required to certify our products with governmental and regulatory agencies with the wireless carriers for use on their networks and to meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on wireless carrier networks and could affect our ability to timely deliver products to customers. For example, the Treo Pro was shipped to Sprint in the United States later than expected due to delays in certifying the Treo Pro on Sprint’s network. Wireless carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, revenues and cost of revenues.

If we do not accurately forecast demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient or cost-effective quantities of our products or production materials. As a result, our revenues, gross profit and financial condition could be adversely impacted.

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories, liabilities for failure to achieve minimum purchase commitments or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, gross profit and financial condition. For example, in fiscal year 2009, actual product shipments were lower than forecasted product sales. As a result, we incurred a net charge to cost of revenues of $16.1 million for purchase commitments with third-party manufacturers in excess of anticipated demand.

We depend on our suppliers, some of which are the sole source and some of which are our competitors, for certain components, software applications and elements of our technology. Our production or reputation could be harmed if these suppliers were unable or unwilling to meet our demand or technical requirements on a timely and/or a cost-effective basis.

Our products contain software and hardware, including liquid crystal displays, touch panels, memory chips, microprocessors, cameras, radios and batteries, which are procured from a variety of suppliers, including some who are our competitors. The cost, quality and availability of software and hardware are essential to the timely and successful development, production and sale of our device products. For example, components such as radio technologies and software such as email applications are critical to the functionality of our smartphones. Some components, such as radio frequency components, power management integrated circuits, cameras and certain discrete components are currently obtained from single or limited sources. Alternative sources are frequently not available in the short term or may be prohibitively expensive. In addition, even when we have multiple qualified suppliers, we may compete with other purchasers for allocation of scarce components. Some of our suppliers are or may become capacity-constrained in the short or long term due to high industry demand for some components and relatively long lead times to expand capacity. Some components come from companies with whom we compete, and some of our suppliers have significant relationships with our competitors. Under certain circumstances, such as the current recession, our suppliers could refuse to continue to supply all or some of the components that we require for our devices, change the terms under which they supply such components or go out of business. If suppliers are unable or unwilling to supply or meet our demand for components, and if we are unable to obtain alternative sources or if the price for alternative sources is prohibitive, our ability to maintain timely and cost-effective production of our products will be harmed. If our suppliers were to change the terms under which they supply components for our products, our manufacturing costs and cost of revenues could increase. While we may have contractual remedies under supply or manufacturing agreements, our business and reputation could be harmed. Furthermore, these contractual remedies may be difficult to enforce against suppliers located outside the United States, and we do not have direct, or in some cases even indirect, contractual relationships with some of the component suppliers for our devices. Shortages may affect the timing and volume of production for some of our products as well as increase our costs due to premium prices paid for those components and longer-term commitments to ensure availability of those components.

If we are unable to obtain key technologies from third parties on a timely basis and free from errors or defects, we may have to delay or cancel the release of certain products or features in our products or incur increased costs.

Our ability to release and sell our products, as well as our reputation, could be harmed if the third-party technologies are not delivered to us in a timely manner, on acceptable business terms or contain errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technologies on a timely and cost effective basis to use in our products. As a result, our product shipments could be delayed, our offering of features could be reduced or we may need to divert our development resources from other business objectives, any of which could adversely affect our reputation, business, results of operations and operating cash flows.

We rely on third parties, some of which are our competitors, to design, manufacture, distribute, warehouse and support our products. Our reputation, revenues and operating cash flows could be adversely affected if these third parties fail to meet their performance obligations.

We outsource some of our hardware design and certain software development to third-party manufacturers, some of whom compete with us and some of whom have significant relationships with our competitors. We depend on their design expertise, and we rely on them to design our products at satisfactory quality levels. If our third-party manufacturers fail to provide quality hardware design or software development, our reputation and revenues could suffer. These third-party designers and manufacturers have access to our intellectual property, which increases the risk of infringement or misappropriation of such intellectual property. In addition, these third parties may claim ownership rights in certain of the intellectual property developed for our products, which may limit our ability to have these products manufactured by others.

We outsource all of our manufacturing requirements to third-party manufacturers at their international facilities. In general, our products are manufactured by sole source providers, and Palm Pixi will be manufactured by a new sole source provider with whom we are in the process of finalizing our arrangements. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we generally rely on our third-party manufacturers to place orders with suppliers for the components they need to manufacture our products and to track appropriately the shipment and inventory of those components with our orders. If they fail to place timely and sufficient orders with suppliers and appropriately maintain component inventories, or if they are unable to change, on a timely and cost-effective basis based on our changing forecasts of demand, our revenues and cost of revenues could suffer. Significant unanticipated fluctuations in demand of our products could result in costly excess production of inventories or additional non-cancelable purchase commitments. Our reliance on third-party manufacturers in foreign countries exposes us to risks that are not in our control, including outbreaks of disease, economic slowdowns, labor disruptions, trade restrictions, political conflicts and other events that could result in quarantines, shutdowns or closures of our third-party manufacturers or their suppliers. The cost, quality and availability of third-party manufacturing operations are essential to the successful production and sale of our products. If our third-party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation, business, results of operations and operating cash flows could suffer.

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

We may choose or be compelled from time to time to transition to or add new third-party manufacturers. If we transition the manufacturing of any product to a new manufacturer, there is a risk of disruption in manufacturing and our revenues, results of operations and operating cash flows could be adversely impacted. The learning curve and implementation associated with adding a new third-party manufacturer may adversely impact our revenues, results of operations and operating cash flows.

We rely on third-party distribution and warehouse services providers to warehouse and distribute our products. Our contract warehouse facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter. Any disruption of distribution facility services could have a negative impact on our revenues, results of operations and operating cash flows. Moreover, as a result of economic conditions or other factors, our distribution and warehouse services providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. With little or no notice, these distribution and warehouse services providers could refuse to continue to provide distribution and warehouse services for all or some of our devices, fail to provide the quality of services and security that we require or change the terms under which they provide such services.

Changes in transportation schedules or the timing of deliveries due to shipping problems, wireless carrier financial difficulties, inaccurate forecasts of demand, acts of nature or other business interruptions could cause transportation delays and increase our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions occur, our reputation, results of operations and operating cash flows could be adversely impacted.

We outsource most of the warranty support, product repair and technical support for our products to third-party providers, which are located around the world. We depend on their expertise, and we rely on them to provide satisfactory levels of service. If our third-party providers fail to provide consistent quality service in a timely manner and sustain customer satisfaction, our reputation, results of operations and operating cash flows could suffer.

Third parties have claimed, and may claim in the future, that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products regardless of whether these claims are successful.

In the course of our business, we frequently receive offers to license or claims of infringement of patents held by other parties. Given our focus on smartphone products, we have received, and expect to continue to receive, communications from holders of patents related to mobile communication standards and other industry standards. We evaluate the validity and applicability of these patents and determine in each case whether we must negotiate licenses to incorporate or use implicated technologies in our products. Third parties may claim that our customers or we are directly or indirectly infringing on their intellectual property rights, and we may be found to directly or indirectly infringe on those intellectual property rights. We may be required to pay significant damages and obligated either to refrain from the further sale of our products or to license the right to sell our products on an ongoing basis. Several lawsuits are currently pending against us involving such claims. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have direct contractual relationships with some of the component, software and applications providers for our products, and we may not have indemnification, warranties or other protection with respect to such components, software or applications. Furthermore, intellectual property claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices. As a result, our revenues, business, results of operations and operating cash flows may be adversely affected.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Intellectual property licensing entities generally do not generate products or services. As a result, we cannot deter their infringement claims based on counterclaims that they infringe patents in our portfolio or by entering cross-licensing arrangements. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements or to indemnify our customers, licensees, original design manufacturers, or ODMs, and other third parties with whom we have relationships. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development and sale of our products. With respect to patent litigation, these risks are exacerbated by the lack of a clear and consistent legal standard for assessing damages in such litigation.

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

We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our results of operations and operating cash flows.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Effective policing of the unauthorized use of our products or intellectual property is difficult. Litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert attention of our management and key employees from operating our business. It could also harm our reputation among developer communities. Despite our efforts, we may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable, unenforceable or limited in some foreign countries, which could make it easier for competitors to capture market share.

In the past, there have been leaks of proprietary information associated with our intellectual property. We have implemented a security plan to reduce the risk of future leaks of proprietary information; however, we cannot assure you that the security plan will be able to prevent the risk of all leaks of proprietary information. In addition, we may not be successful in preventing those who have obtained our proprietary information through past leaks from using our technology to produce competing products. We may not be successful in preventing future leaks of proprietary information. Even without leaks, our competitors may attempt to copy the look and feel of our products or our Palm webOS, reducing our ability to capitalize on the opportunity of our innovation or increasing our costs to challenge their infringement.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to, among other things, the complexity of the technical issues involved. We cannot assure you that we will be successful in asserting intellectual property claims. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. The unauthorized use of our technology or of our proprietary information by competitors could have an adverse effect on our ability to sell our products.

We do business in countries whose laws may not provide protection of our intellectual property rights to the same extent as the laws of the United States, which may make it more difficult for us to protect our intellectual property.

We have customers and relationships with suppliers and ODMs in many countries around the world. However, many of these countries do not address misappropriation of intellectual property to the same extent as the United States or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property may be unavailable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

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

The applications catalog is dependent on the recruitment of third-party software developers to create software that will be attractive to our Palm webOS products’ end users. These third-party software developers may earn revenues when their applications are downloaded by our end users. Because we operate in a competitive market and our applications catalog is still in its early stages with a limited amount of current users, we may not be successful in convincing developers to develop applications for our catalog. Many developers may already have significant relationships with our competitors and may be unwilling to develop applications for Palm webOS products. Further, even if we are successful in recruiting developers, there is no assurance that they will create products that are an attractive complement to our Palm webOS products and will be purchased by our end users. If our applications catalog is unable to attract customers, our results of operations, operating cash flows and financial condition may be adversely affected.

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

The collection, storage, transmission, use and distribution of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and carrier and other customer requirements or differing views of personal privacy rights.

We transmit and store a large volume of data, including personal information, in the course of supporting our Palm webOS products and related service offerings. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. Government actions are typically intended to protect the privacy and security of personal information as well as the collection, storage, transmission, use and distribution of such information.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. If we are required to allocate significant resources to modify our Palm webOS service offerings to enable enhanced security of the personal information that we transmit and store, our results of operations, operating cash flows and financial condition may be adversely affected.

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

Our wireless carrier or other customers may have differing expectations or impose particular requirements for the collection, storage, processing and transmittal of user data or personal information in connection with our Palm webOS product and service offerings. Such expectations or requirements could subject us to costs, liabilities or negative publicity, and limit our future growth. If we are required to allocate significant resources to modify our Palm webOS product and service offerings to meet such requirements, we may incur additional costs to meet such requirements, and our time to market with various product and service offerings may be adversely affected.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities related to the privacy of personal information. These and other privacy concerns, including security breaches, could adversely impact our business, results of operations, operating cash flows and financial condition.

As a result of the Credit Agreement we entered into, we have a significant amount of debt. We may not be able to generate sufficient cash to service or repay all of our indebtedness, including the Term Loan, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our substantial indebtedness could adversely affect our business, results of operations, cash flows and financial condition.

In October 2007, we entered into a Credit Agreement, which governs a Term Loan and a Revolver. As a result of this Credit Agreement, we have significant indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flows in the future. Our ability to generate cash is subject to our future operating performance and the demand for, and price levels of, our current and future products and services. However, our ability to generate cash is also subject to prevailing economic and competitive conditions and to general economic, financial, competitive, regulatory and other factors beyond our control. There is no assurance that our business will generate cash flows from operations. Given the uncertainty in the credit market, we may not be able to borrow under or otherwise utilize the Revolver if the lenders refuse or fail to satisfy their commitments under the Revolver. In addition, our Credit Agreement obligates us to meet certain conditions precedent before borrowings under the Revolver or issuances of letters of credit under the Credit Agreement are made, and we may not be able to meet those conditions on the date of any requested borrowing or letter of credit issuance. Therefore, we cannot assure you that future borrowings will be available to us under the Revolver or any new credit facilities, or otherwise, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs, including operations. If our cash flows and capital resources are insufficient to fund our debt service or repayment obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, restructure or refinance all or a portion of our indebtedness, including the Term Loan, or incur additional debt. There is no assurance that we would be able to take any of these actions on commercially reasonable terms or at all. There is also no assurance that these actions would be successful and permit us to meet our scheduled debt service or repayment obligations or that these actions would be permitted under the terms of our existing or future debt agreements. Moreover, the Credit Agreement restricts our ability to dispose of assets and use the proceeds from the disposition. In the absence of such cash flow and capital resources, we could face substantial liquidity problems.

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

Although covenants contained in the Credit Agreement governing the Term Loan and the Revolver will limit our ability and the ability of certain of our present and future subsidiaries to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness that we could incur in compliance with these restrictions could be substantial. In addition, the Credit Agreement will not prevent certain of our subsidiaries from incurring indebtedness. To the extent that we or our subsidiaries incur additional indebtedness, the related risks that we now face could intensify.

Our indebtedness may limit our ability to adjust to changing market conditions, place us at a competitive disadvantage compared to our competitors and adversely affect our business, results of operations, operating cash flows and financial condition.

Restrictive covenants may adversely affect our operations.

The Credit Agreement governing the Term Loan and the Revolver contains covenants that may adversely affect our ability to, among other things, finance future operations or capital needs or engage in other business activities. Further, the Credit Agreement contains negative covenants limiting our ability and the ability of our subsidiaries to, among other things, incur debt, grant liens, make acquisitions, make certain restricted payments, make investments, sell assets and enter into sale and lease back transactions. Any additional debt we may incur in the future may subject us to further covenants. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

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

Under our Credit Agreement, our Term Loan and Revolver bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the principal amount of such indebtedness remained the same. Interest on the Term Loan is based on LIBOR or the Alternate Base Rate (higher of Prime Rate or Federal Funds Effective Rate plus 0.50%). An increase in the interest rate payable on the Term Loan could have an adverse effect on our results of operations, cash flows, financial condition and ability to make payments on the Term Loan.

Subscription accounting guidance applicable to our current and future Palm webOS products, including Palm Pre and the recently announced Palm Pixi, will result in a significant deferral of associated revenues and related direct product cost of revenues. Changes in generally accepted accounting principles may significantly impact our results of operations and financial condition.

As required by generally accepted accounting principles in the United States, we account for Palm webOS products using a subscription accounting model, because we may periodically provide new software features free of charge to customers of our Palm webOS products. We will continue to account for our non-Palm webOS products and services in accordance with our current practices. Subscription accounting spreads the impact of the product’s contribution to our overall revenues and cost of revenues over the currently estimated economic life of the product of 24 months. As a result, only a small portion of the revenues and related cost of revenues associated with these products will be recognized at the time of shipment. A large proportion, and in most cases the largest proportion, of the revenues and related cost of revenues associated with these products in a given quarter will result from the recognition of deferred revenues and deferred direct product cost of revenues relating to these products sold during previous quarters. Certain other related period cost of revenues will continue to be expensed as incurred.

To the extent our product mix shifts toward a higher concentration of Palm webOS products, a larger portion of our revenues and cost of revenues will be deferred. Comparisons of these Palm webOS revenues and margins with those associated with our historical non-Palm webOS products or with the revenues of competitors that are not subject to subscription accounting may be unfavorable, could be misunderstood by investors and may adversely affect our stock price if investors believe we are not achieving certain financial performance targets. Our Palm webOS product revenues and gross profit may continue to be lower than, or difficult to compare to, our competitors who do not use a subscription accounting model. A decline in sales of these products in any one quarter will not necessarily be fully reflected in the revenues in that quarter, but it will negatively affect our revenues in future quarters. In addition, we may be unable to timely adjust our cost structure to reflect the changes in revenues. Accordingly, the effect of significant downturns in sales and market acceptance of our products may not be fully reflected in our results of operations until future periods. Subscription accounting will also make it difficult for us to rapidly increase our revenues through additional sales of our Palm webOS products in any period, as revenues must be recognized over the applicable subscription term. Also, our historical financial information may not be a reliable indicator of future results due to subscription accounting for Palm webOS products.

Accounting authorities continually consider proposals to adopt new and revised accounting standards. For example, accounting authorities are currently considering several proposals, including a revenue recognition proposal that, if adopted, will apply to smartphone products that, under current accounting standards, are required to be recognized on a subscription basis. The impact of such proposals has not been determined. Changes in accounting rules and standards have in the past and may in the future have a significant effect on our reported results of operations and financial condition under generally accepted accounting principles. We are unable to predict the impact, if any, or the likelihood of adoption of the numerous proposals that are currently under consideration by accounting authorities. Furthermore, we are unable to predict the effect that such proposals may have on investors’ ability to understand our business, results of operations and financial condition.

Our Palm webOS software platform incorporates open source software.

We incorporate open source software into our Palm webOS software platform and related applications and services, including certain open source code which is governed by the GNU General Public License, or GPL, GNU Lesser General Public License, or LGPL, and other open source licenses. There is very little case law interpreting the terms and conditions of many of these licenses, and there is a risk that these licenses could be construed in a manner that might impose unanticipated conditions or restrictions on our ability to commercialize our products as we intend. In such event, we could be required to: seek licenses from third parties in order to continue offering our products; make certain portions of our proprietary code generally available in source code form (for example, proprietary code that links to certain open source code); re-engineer our products; discontinue the sale of our products if re-engineering cannot be accomplished on a cost-effective and timely basis; or become subject to other consequences. Any of these consequences could adversely affect our business, results of operations, operating cash flows and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate sufficient numbers of qualified personnel, including senior management. Our strategy and our ability to innovate, design and produce new products, sell products, maintain operating margins and control expenses depend on key personnel that may be difficult to replace.

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Our chairman and chief executive officer, Jonathan Rubinstein, is particularly important to our ability to succeed. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

Recently and in past years, we have initiated reductions in our workforce of both employees and contractors to align our employee base with our anticipated revenue base or with our areas of focus. We have also seen some turnover in our workforce. These reductions have resulted in reallocations of duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to attract, motivate and retain employees and contractors, which could affect our ability to deliver our products in a timely fashion and adversely affect our business.

We rely on third parties to sell and distribute our products, and we rely on their information to manage our business. Disruption of our relationship with these channel partners, changes in their business practices, their failure to provide timely and accurate information or conflicts among our channels of distribution could adversely affect our business, results of operations, operating cash flows and financial condition.

The wireless carriers, distributors, retailers and resellers who sell and distribute our products also sell products offered by our competitors. If our competitors offer our sales channel partners more favorable terms, have more products available to meet their needs or utilize the leverage of broader product lines sold through the channel, those wireless carriers, distributors, retailers and resellers may de-emphasize or decline to carry our products. In addition, certain of our sales channel partners could decide to de-emphasize the product category that we offer in exchange for other product categories that they believe provide higher returns. If we are unable to maintain successful relationships with these sales channel partners or to expand our distribution channels, our business will suffer.

Because we sell our products primarily to wireless carriers, distributors, retailers and resellers, we are subject to many risks, including risks related to product returns, either through the exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories. In addition, these sales channel partners could modify their business practices, such as inventory levels, or seek to modify their contractual terms, such as return rights or payment terms. Unexpected changes in product return requests, inventory levels, payment terms or other practices by these sales channel partners could negatively impact our business, results of operations, operating cash flows and financial condition.

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

Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end users, and there is also competition among Internet-based resellers. These varied sales channels could cause conflict among our channels of distribution, which could harm our business, revenues, results of operations and operating cash flows.

We rely on third parties to manage and operate our e-commerce web store and related telesales call center, and disruption to these sales channels could adversely affect our revenues and operating cash flows.

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

We use third parties, some of which are our competitors, to provide services such as data center operations, desktop computer support, facilities services and certain accounting services. Should any of these third parties fail to deliver an adequate level of service on a timely basis, our business could suffer. Some of our operations rely on electronic data systems interfaces with third parties or on the Internet to communicate information. Interruptions in the availability and functionality of systems interfaces or the Internet could adversely impact the operations of these systems and consequently our business, results of operations and operating cash flows.

We are subject to increasingly stringent laws, standards and other regulatory requirements, and the costs of compliance or failure to comply may adversely impact our business, operating cash flows and financial condition.

We must comply with a variety of laws, standards and other requirements governing, among other things, health and safety, hazardous materials usage, packaging and environmental matters. Our products must obtain regulatory approvals and satisfy other regulatory concerns in the various jurisdictions where they are manufactured and/or sold. Many of our products must meet standards governing, among other things, interference with other electronic equipment and human exposure to electromagnetic radiation. Failure to comply with such requirements can subject us to liability, additional costs, reputational harm and, in severe cases, prevent us from selling our products in certain jurisdictions. For example, we are subject to laws and regulations that restrict the use of lead and other hazardous substances and require us as producers of electrical and electronic equipment to assume responsibility for collecting, treating, recycling and disposing of our products when they have reached the end of their useful life. Failure to comply with these and other applicable environmental requirements can result in fines, civil or criminal sanctions and third-party claims. If products we sell in Europe are found to contain more than the permitted percentage of lead or other restricted substances, it is possible that we could be forced to recall the products, which could result in gaps in supply, substantial replacement costs, contract damage claims from customers and reputational harm. We are now and expect in the future to become subject to additional laws, standards and other regulatory requirements in the United States, China, Europe and other parts of the world.

As a result of these varying and developing requirements throughout the world, we are now facing increasingly complex procurement and design challenges, which, among other things, require us to incur additional costs identifying suppliers and contract manufacturers who can provide, and otherwise obtain, compliant materials, parts and end products. It may be necessary to re-design our products so that they comply with these and the many other requirements applicable to them. We cannot assure you that our costs of complying with and our liabilities arising from current and future health and safety, environmental and other laws, standards and regulatory requirements will not adversely affect our business, operating cash flows or financial condition.

Allegations of health risks associated with electromagnetic fields and wireless communications devices, and the lawsuits and publicity relating to them, regardless of merit, could adversely impact our business, operating cash flows and financial condition.

There has been public speculation about possible health risks to individuals from exposure to electromagnetic fields from base stations and exposure to radio signals from the use of mobile devices. Government agencies, international health organizations and other scientific bodies are currently conducting research into these issues. In addition, other mobile device companies have been named in individual plaintiff and class action lawsuits alleging that radio emissions from mobile phones have caused or contributed to brain tumors and that the use of mobile phones poses a health risk. There has been significant scientific research by various independent research bodies that has indicated that exposure to electromagnetic fields or to radio signals, at levels within the limits prescribed by public health authority standards and recommendations, presents no adverse effect to human health. Nevertheless, we cannot assure you that other studies will not suggest or identify a link between electromagnetic fields or radio signals and adverse health effects or that we will not be the subject of future lawsuits relating to this issue. Adverse factual developments or lawsuits against us, or even the perceived risk of adverse health effects from smartphones or other handheld devices, could adversely impact sales, subject us to costly litigation and/or harm our reputation, business, operating cash flows and financial condition.

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

While we sell our products in many countries, we have limited experience with sales and marketing in some countries. There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

We hold a variety of interest-bearing ARS that have failed to settle on their respective settlement dates since fiscal year 2008 and are not currently trading. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount if we need liquidity. Maturity dates for these ARS investments range from 2015 to 2052.

The valuation of our investment portfolio, including our investments in ARS, is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting these securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets. Due to continued deterioration, we expect to record additional impairment charges in future quarters related to our ARS investments.

We are required to adjust our Series C derivatives to estimated fair value on a quarterly basis, which will affect our results of operations.

Our Series C derivatives are subject to mark-to-market accounting treatment, and the change in fair market value of the derivatives is reported in our statement of operations each quarter, which has resulted in and may in the future result in reporting significant gains or losses related to these derivatives. For example, in the first quarter of fiscal year 2010 the increase in fair market values of our Series C derivatives resulted in a non-cash charge of $27.4 million to our results of operations. Because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price – which has historically been volatile—may significantly affect our financial results.

Our ability to utilize our net operating losses may be limited if cumulative changes in ownership of Palm exceed 50%.

We have substantial U.S. federal income tax net operating loss carryforwards. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. We have exceeded this 50% cumulative change threshold since our initial public offering in 2000. While no prior occurrence had a material adverse effect on our ability to use our net operating losses, exceeding the 50% cumulative change threshold during a time when our capitalization is low could have a more substantive effect. Recent financing transactions have raised the cumulative change in our ownership within the most recent period. The effect of such transactions on our cumulative change in ownership may limit or otherwise negatively affect the benefits of engaging in financing and other transactions in the future. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating losses in the future. In the event the usage of these net operating losses is subject to limitation and we are profitable, our future cash flows could be adversely impacted due to our increased tax liability.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and will continue to evaluate other acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Acquisitions could result in difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams and result in the diversion of capital and management’s attention away from other business issues and opportunities. If we fail to successfully integrate acquisitions, including timely integration of internal controls to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation. In addition, from time to time we make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations, operating cash flows and financial condition.

Business interruptions, including those that may not directly impact us, could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, hurricanes, earthquake, power loss, telecommunications failure, computer viruses, computer hackers, terrorist attacks, wars, military activity, labor disruptions, health epidemics and other natural disasters and events beyond our control. Such events and threats could also have an adverse impact on the United States and world economy in general, and consumer confidence and spending in particular, which could harm our business, results of operations, operating cash flows and financial condition.

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

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. Since the beginning of fiscal year 2009, our closing stock price has ranged from $1.42 on December 5, 2008 to $16.58 on June 30, 2009. These fluctuations could continue. Among the factors that could affect our stock price are:

•	the anticipated and actual results of new product introductions;

•	quarterly variations in our operating results;

•	conditions affecting our wireless carrier customers, ODMs and suppliers;

•	litigation or threats of litigation;

•	changes in revenues or earnings estimates or publication of research reports by analysts;

•	reports or speculation in the press, industry publications, internet communities, or investment community;

•	strategic actions by us, our customers, our suppliers or our competitors, such as new product announcements, acquisitions or restructurings;

•	actions by institutional stockholders or financial analysts;

•	short-selling of our common stock;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

If securities or industry analysts change to a negative outlook regarding our stock or our operating results do not meet their expectations, our stock price could decline. The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our products. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

Elevation may exercise significant influence over Palm.

As of August 31, 2009, the Series B Preferred Stock and Series C Preferred Stock owned by Elevation and its affiliates are convertible into 27% of our outstanding common stock on an as-converted basis and vote on an as-converted basis with our common stock on all matters other than the election of those directors elected solely by the holders of our common stock. Additionally, Elevation and its affiliates hold 8.2 million shares of common stock and warrants to purchase an additional 3.6 million shares of Palm common stock, which, if exercised, would bring their total ownership percentage to 33% as of August 31, 2009. The voting rights of Elevation and its affiliates on an as-converted and an as-exercised basis are capped at 39.9% of the outstanding common stock, and Elevation and its affiliates are prohibited from converting their Series B Preferred Stock and Series C Preferred Stock and exercising their warrants to the extent such conversion or exercise would cause the 39.9% voting limitation to be exceeded. Notwithstanding these voting, conversion and exercise limitations, Elevation has the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. Elevation may have interests that diverge from, or even conflict with, those of Palm or its other stockholders.

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

Our board of directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one right for each share of common stock outstanding as of November 6, 2000. Unless redeemed by us prior to the time the rights are exercised, upon the occurrence of certain events, the rights will entitle the holders to receive, upon exercise of the rights, shares of our common stock, or shares of common stock of an acquiring entity having a value equal to twice the then-current exercise price of the right. The issuance of the rights could have the effect of delaying or preventing a change in control of us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended August 31, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
June 1, 2009—June 30, 2009	23,321	$12.96	—	$—	$219,037,247
July 1, 2009—July 31, 2009	113,351	7.79	—	—	$219,037,247
August 1, 2009—August 31, 2009	—	—	—	—	$219,037,247

	136,672	$8.67	—

(1)	Repurchased shares represent the forfeiture of restricted shares upon the termination of an employee and/or shares of Palm common stock that employees deliver back to Palm to satisfy tax-withholding obligations at the settlement of restricted stock vesting. As of August 31, 2009, a total of 215,000 restricted shares may still be repurchased.
(2)	In September 2006, Palm’s board of directors authorized a stock buyback program for Palm to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. Palm currently does not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.					X

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53†	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54†	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55†	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56†	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57†	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58†	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59†	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

10.60†	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61†	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

10.62*	Offer Letter from the registrant to Jonathan J. Rubinstein, dated as of June 10, 2009.					X

10.63*	Separation Agreement between the registrant and Edward C. Colligan, dated as of July 10, 2009.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Date: September 17, 2009	By:	/S/ DOUGLAS C. JEFFRIES
Douglas C. Jeffries Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant.	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan.	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003.	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.					X

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53†	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54†	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55†	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56†	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57†	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58†	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59†	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

10.60†	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61†	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

10.62*	Offer Letter from the registrant to Jonathan J. Rubinstein, dated as of June 10, 2009.					X

10.63*	Separation Agreement between the registrant and Edward C. Colligan, dated as of July 10, 2009.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the SEC.