Form 10-Q
period 2009-11-27
PALM INC
filed 2009-12-23
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 27, 2009

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

As of November 27, 2009, 167,593,192 shares of the Registrant’s Common Stock were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenues	$78,113	$191,618	$146,117	$558,475
Cost of revenues (*)	72,629	153,477	143,417	422,993

Gross profit	5,484	38,141	2,700	135,482
Operating expenses:
Sales and marketing (*)	74,096	45,282	130,085	102,689
Research and development (*)	50,582	47,722	94,308	96,531
General and administrative (*)	13,837	13,474	30,132	27,539
Amortization of intangible assets	405	883	809	1,766
Restructuring charges (*)	1,028	8,296	9,282	7,823
Patent acquisition refund	—	—	—	(1,537)

Total operating expenses	139,948	115,657	264,616	234,811
Operating loss	(134,464)	(77,516)	(261,916)	(99,329)
Impairment of non-current auction rate securities	—	(14,253)	(1,957)	(29,218)
Interest (expense)	(4,546)	(7,686)	(9,135)	(14,580)
Interest income	428	2,056	942	4,072
Gain on series C derivatives	56,341	—	28,923	—
Other income (expense), net	112	(358)	(16)	(813)

Loss before income taxes	(82,129)	(97,757)	(243,159)	(139,868)
Income tax provision (benefit)	(200)	408,413	(135)	405,779

Net loss	(81,929)	(506,170)	(243,024)	(545,647)
Accretion of series B and series C redeemable convertible preferred stock	3,444	2,424	6,816	4,825

Net loss applicable to common stockholders	$(85,373)	$(508,594)	$(249,840)	$(550,472)

Net loss per common share:
Basic and diluted	$(0.54)	$(4.64)	$(1.66)	$(5.05)

Shares used to compute net loss per common share:
Basic and diluted	159,398	109,698	150,200	108,994

(*) Costs and expenses include stock-based compensation as follows:

Cost of revenues	$540	$413	$1,028	$777
Sales and marketing	910	737	1,840	2,154
Research and development	2,307	2,303	4,348	5,551
General and administrative	2,255	2,384	5,343	4,355
Restructuring charges	349	495	5,403	495

	$6,361	$6,332	$17,962	$13,332

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$263,477	$152,400
Short-term investments	326,532	102,733
Accounts receivable, net of allowance for doubtful accounts of $845 and $350, respectively	72,352	66,452
Inventories	38,759	19,716
Deferred income taxes	174	174
Deferred cost of revenues	189,354	—
Prepaids and other	18,453	12,104

Total current assets	909,101	353,579

Restricted investments	9,448	9,496
Non-current auction rate securities	11,148	6,105
Non-current deferred cost of revenues	143,369	14,896
Property and equipment, net	32,786	31,167
Goodwill	166,320	166,320
Intangible assets, net	43,748	48,914
Deferred income taxes	148	331
Other assets	10,855	12,428

Total assets	$1,326,923	$643,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,304	$105,628
Deferred revenues	315,050	18,429
Accrued restructuring	5,123	6,090
Current portion of long-term debt	4,000	4,000
Series C derivatives	178,663	—
Other accrued liabilities	179,929	208,295

Total current liabilities	848,069	342,442

Non-current liabilities:
Long-term debt	388,000	390,000
Non-current deferred revenues	235,734	13,077
Non-current tax liabilities	6,286	5,783

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized and outstanding; aggregate liquidation value: $325,000	270,421	265,412
Series C redeemable convertible preferred stock, $0.001 par value, 100 shares authorized; 51 shares outstanding; aggregate liquidation value: $51,000	17,804	40,387

Stockholders’ deficit:
Preferred stock, $0.001 par value, 125,000 shares authorized:
Series A: 2,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 167,593 shares and 139,687 shares, respectively	168	140
Additional paid-in capital	1,236,075	854,649
Accumulated deficit (see Note 18)	(1,684,760)	(1,269,672)
Accumulated other comprehensive income	9,126	1,018

Total stockholders’ deficit	(439,391)	(413,865)

Total liabilities and stockholders’ deficit	$1,326,923	$643,236

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(243,024)	$(545,647)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	10,499	10,157
Stock-based compensation	17,962	13,332
Amortization of intangible assets	5,166	6,934
Amortization of debt issuance costs	1,567	1,571
Deferred income taxes	183	411,190
Realized gains on sale of short-term investments	(541)	—
Excess tax benefit related to stock-based compensation	(209)	—
Impairment of non-current auction rate securities	1,957	29,218
Gain on series C derivatives	(28,923)	—
Changes in assets and liabilities:
Accounts receivable	(5,236)	15,141
Inventories	(18,787)	38,396
Prepaids and other	(4,631)	(5,415)
Accounts payable	59,383	(24,477)
Accrued restructuring	(908)	3,523
Deferred revenues/costs, net	201,451	—
Other accrued liabilities	(24,368)	22,040

Net cash used in operating activities	(28,459)	(24,037)

Cash flows from investing activities:
Purchase of property and equipment	(12,300)	(5,311)
Purchase of short-term investments	(271,638)	(70)
Sale of short-term investments	46,630	524
Purchase of restricted investments	(500)	—
Sale of restricted investments	548	714

Net cash used in investing activities	(237,260)	(4,143)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	359,570	—
Proceeds from issuance of common stock, employee stock plans	21,309	5,193
Excess tax benefit related to stock-based compensation	209	—
Repayment of debt	(4,129)	(6,913)
Cash distribution to stockholders	(270)	(124)
Cash payments related to issuance costs for series C units	(826)	—

Net cash provided by (used in) financing activities	375,863	(1,844)

Effects of exchange rate changes on cash and cash equivalents	933	(3,289)
Change in cash and cash equivalents	111,077	(33,313)
Cash and cash equivalents, beginning of period	152,400	176,918

Cash and cash equivalents, end of period	$263,477	$143,605

Other cash flow information:
Cash paid for income taxes	$529	$1,520

Cash paid for interest	$5,227	$8,082

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Palm’s financial position as of November 30, 2009, and the results of operations for the three and six months ended November 30, 2009 and 2008 and cash flows for the six months ended November 30, 2009 and 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

In January 2009, Palm sold units, or the Series C Units, to Elevation, each of which consists of one share of Palm’s series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of Palm’s common stock, or the Detachable Warrants. Elevation purchased additional shares during Palm’s underwritten public offerings in March and September 2009. On an as-converted and an as-exercised basis, the Series B Preferred Stock, Series C Preferred Stock, common stock and warrants currently owned by Elevation represents 30% of Palm’s voting shares as of November 30, 2009. As of November 30, 2009, Elevation was entitled to designate two members to Palm’s board of directors.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2010 and 2009 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

Palm has evaluated all subsequent events for possible disclosure through the time at which Palm’s Form 10-Q for the quarter ended November 30, 2009 was available to be filed with the SEC on December 22, 2009.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. These updates (1) address the ability to account for products or services (deliverables) separately rather than as a combined unit, (2) establish a hierarchy for determining the selling price of a deliverable, (3) eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price, (4) update the scope of software revenue recognition guidance to exclude certain tangible products that contain software that functions together with nonsoftware deliverables to deliver the tangible product’s essential functionality and (5) expand the disclosures. Adoption may either be on a prospective basis or by retrospective application. Palm is required to adopt these updates for interim or annual periods beginning after June 15, 2010, with early adoption permitted. Palm currently expects to adopt these updates during the third quarter of fiscal year 2010.

Palm is currently evaluating the requirements of these updates and has not yet determined the impact on the condensed consolidated financial statements, but expects the impact of adoption to be material. Palm currently recognizes Palm webOS product revenues and direct product costs on a straight-line basis over the currently estimated economic life of the product of 24 months. As of November 30, 2009, total deferred revenues were $550.8 million and total deferred cost of revenues were $332.7 million. Palm believes that adoption of these updates will result in the immediate recognition of a substantial portion of these deferred revenues and all of these deferred cost of revenues. The remaining Palm webOS revenues, which are related to future services and deliverables, will be recorded as deferred revenues on Palm’s condensed consolidated balance sheets, and amortized into earnings on a straight-line basis over the estimated economic product life. Further, for Palm webOS products delivered after the adoption of these updates, Palm expects that it will recognize a substantial portion of the product revenues and all of the direct product cost of revenues at the time of delivery, with the remainder of the product revenues being recognized over the estimated economic life of the product.

3. Fair Value Measurements

Financial instruments measured at fair value on a recurring basis as of November 30, 2009 and May 31, 2009 are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurements as of November 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents, money market funds	$213,227	$213,227	$—	$—
Short-term investments:
Federal government obligations	326,215	326,215	—	—
Corporate notes/bonds	317	—	317	—
Restricted investments, money market funds	8,673	8,673	—	—
Non-current auction rate securities	11,148	—	7,000	4,148

Total assets at fair value	$559,580	$548,115	$7,317	$4,148

Liabilities:
Warrant derivative liability	$31,754	$—	$31,754	$—
Conversion feature derivative liability	146,909	—	—	146,909

Total series C derivatives	$178,663	$—	$31,754	$146,909

	Fair Value Measurements as of May 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents, money market funds	$85,330	$85,330	$—	$—
Short-term investments:
Federal government obligations	101,502	101,502	—	—
Corporate notes/bonds	1,231	—	1,231	—
Restricted investments, money market funds	9,085	9,085	—	—
Non-current auction rate securities	6,105	—	—	6,105

Total assets at fair value	$203,253	$195,917	$1,231	$6,105

As of May 31, 2009, Palm did not have liabilities that were measured at fair value on a recurring basis.

The fair value of Palm’s Level 1 financial assets is based on quoted market prices of the identical underlying security and generally includes money market funds and United States Treasury securities with quoted prices in active markets.

The fair value of Palm’s Level 2 financial assets and liabilities is based on observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and generally includes corporate debt securities, its investments in auction rate securities, or ARS, representing investments in pools of credit-linked notes (see Note 7 to Palm’s condensed consolidated financial statements) and the Detachable Warrants.

As of November 30, 2009, Palm did not have observable inputs for the valuation of the remainder of its investments in ARS and its derivative related to the conversion feature of the Series C Preferred Stock, or the Conversion Feature. Palm’s methodology for valuing these instruments are described in Notes 7 and 18, respectively, to Palm’s condensed consolidated financial statements.

The following tables provide a summary of changes in fair value of Palm’s Level 3 financial instruments for the three and six months ended November 30, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended November 30, 2009		Six Months Ended November 30, 2009
	Non-Current Auction Rate Securities	Conversion Feature of Series C Preferred Stock (2)	Non-Current Auction Rate Securities (1)	Conversion Feature of Series C Preferred Stock (2)
Balances, beginning of period	$4,148	$194,808	$6,105	$—
Total losses (realized/unrealized):
Included in net loss	—	(47,899)	(1,957)	(24,449)
Application of new accounting standard	—	—	—	171,358

Balances, end of period	$4,148	$146,909	$4,148	$146,909

(1)	The primary cause of the decline in fair value of Palm’s ARS was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.
(2)	During the three and six months ended November 30, 2009, the primary cause of the change in fair value of the Conversion Feature is the change in the price of Palm’s common stock during that period.

As of November 30, 2008, Palm did not have observable inputs for the valuation of its non-current auction rate securities. Palm’s methodology for valuing these assets is described in Note 7 to Palm’s condensed consolidated financial statements. The following tables provide a summary of changes in fair value of Palm’s Level 3 financial assets for the three and six months ended November 30, 2008 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008
	Non-Current Auction Rate Securities (1)	Non-Current Auction Rate Securities (1)
Balances, beginning of period	$22,468	$29,944
Total losses (realized/unrealized):
Included in net loss	(14,253)	(29,218)
Included in other comprehensive (loss)	5,042	12,531

Balances, end of period	$13,257	$13,257

(1)	The primary cause of the decline in fair value of Palm’s ARS was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.

Palm has not elected to adopt the fair value option for any eligible items during the three or six months ended November 30, 2009. Palm may decide to exercise the option when Palm first recognizes an eligible item or enters into an eligible firm commitment when business reasons support doing so in the future.

4. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended November 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(81,929)	$(506,170)	$(243,024)	$(545,647)
Accretion of series B and series C redeemable convertible preferred stock	3,444	2,424	6,816	4,825

Net loss applicable to common stockholders	$(85,373)	$(508,594)	$(249,840)	$(550,472)

Denominator:
Shares used to compute basic and diluted net loss per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	159,398	109,698	150,200	108,994

Basic and diluted net loss per common share	$(0.54)	$(4.64)	$(1.66)	$(5.05)

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

For the three and six months ended November 30, 2009, 16.9 million and 16.4 million weighted-average share-based payment awards and warrants to purchase Palm common stock, respectively, 38.2 million weighted-average shares of the Series B Preferred Stock and 15.7 million weighted-average shares of the Series C Preferred Stock were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. For the three and six months ended November 30, 2008, 22.0 million and 20.2 million weighted-average share-based payment awards to purchase Palm common stock, respectively, and 38.2 million weighted-average shares of the Series B Preferred Stock and 0 weighted-average shares of the Series C Preferred Stock were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. To determine the shares of preferred stock excluded because the inclusion of such shares would be antidilutive, Palm uses the “if converted” method, under which the Series B Preferred Stock and Series C Preferred Stock are assumed to be converted to common shares at conversion prices of $8.50 per share and $3.25 per share, respectively, taking into consideration the accretion against net loss applicable to common stockholders.

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

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted and ESPP shares purchased during the three and six months ended November 30, 2009 and 2008 are provided below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Assumptions applicable to stock options:
Risk-free interest rate	1.9%	2.3%	2.1%	2.9%
Volatility	68%	52%	68%	52%
Option term (in years)	3.7	3.9	3.7	3.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average per share fair value at date of grant	$7.56	$2.41	$7.81	$2.49

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Assumptions applicable to employee stock purchase plan:
Risk-free interest rate	0.5%	1.8%	0.5%	1.8%
Volatility	73%	55%	73%	55%
Option term (in years)	1.3	1.3	1.3	1.3
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average per share fair value at date of purchase	$7.76	$2.36	$7.76	$2.36

During the first quarter of fiscal year 2010, Palm entered into a separation agreement with Palm’s former chief executive officer. Under the terms of the separation agreement, portions of unvested Palm stock options, shares of Palm restricted stock and Palm restricted stock units, or RSUs, had their vesting accelerated during the first quarter of fiscal year 2010. Also, additional shares will vest on July 12, 2010 if compliance with the agreement is maintained. Any options to acquire Palm common stock which are vested or might vest pursuant to the separation agreement will remain outstanding and exercisable until January 12, 2011, resulting in a post-termination exercise period of approximately 18 months. The fair value of the modified awards was calculated using the Black-Scholes option valuation model with the following assumptions: expected life of 18 months, an average risk-free interest rate of 1.0%, a dividend yield of 0% and volatility of 75%. Based on Palm’s closing stock price as of June 10, 2009, the date the separation agreement was finalized, the incremental fair value of these modifications and these accelerations was $4.9 million. The additional shares that vest on July 12, 2010, if compliance with the terms of the agreement is maintained, are subject to quarterly mark-to-market adjustments because Palm’s former chief executive officer is no longer an employee and the conditions for the awards to vest have been pre-determined. Based on Palm’s closing stock price as of the end of the quarter, the additional awards that vest on July 12, 2010, conditional upon compliance with the agreement, had a fair value of $1.3 million. The fair value of these additional awards will be recognized during fiscal year 2010. As of November 30, 2009, Palm has recognized $0.5 million related to these additional shares.

Palm uses the straight-line attribution expensing method to recognize share-based compensation expense for options, restricted stock units and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 is recognized using the accelerated expensing method.

Income Tax Benefits Recorded in Stockholders’ Equity

The total income tax benefit realized from stock option exercises and ESPP rights for both the three and six months ended November 30, 2009 was $0.2 million. The income tax benefit recorded in stockholders’ deficit was reduced by $0.3 million for the three months ended November 30, 2008 due to income tax deficiencies realized from stock option exercises and ESPP rights. The net associated income tax benefit for the six months ended November 30, 2008 was $1.9 million.

Stock-Based Options and Awards Activity

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

A summary of Palm’s stock option program is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of November 30, 2009	16,362	$7.87	4.9	$67,852
Options exercisable as of November 30, 2009	9,811	$6.50	4.2	$49,642

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $11.00 as of November 30, 2009, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $12.3 million and $33.2 million for the three and six months ended November 30, 2009, respectively, and $5.9 million and $7.2 million for the three and six months ended November 30, 2008, respectively.

During the six months ended November 30, 2009, Palm granted 4.6 million options to Palm employees. Also during the six months ended November 30, 2009, Palm employees exercised 3.7 million options to purchase shares of Palm common stock and forfeited 1.1 million options due to termination of employment.

As of November 30, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $30.9 million, which is expected to be recognized over the next 2.8 years.

During the six months ended November 30, 2009, Palm granted 215,000 shares of restricted stock to current executives. In connection with the separation agreement signed in June 2009 with Palm’s former chief executive officer, 191,000 shares of restricted stock vested and were released and 54,000 shares were canceled and repurchased by Palm.

As of November 30, 2009, total unrecognized compensation costs related to non-vested restricted stock awards was $3.0 million, which is expected to be recognized over the next 3.6 years.

A summary of Palm’s restricted stock unit program is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of November 30, 2009	491	$9.62	1.2	$5,402

During the six months ended November 30, 2009, Palm granted 0.3 million RSUs to Palm employees and 0.6 million shares vested and were released. Also during the six months ended November 30, 2009, Palm employees forfeited 0.1 million RSUs due to termination of employment.

As of November 30, 2009, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $4.0 million, which is expected to be recognized over the next 2.1 years.

During the six months ended November 30, 2009 and 2008, Palm employees purchased 0.7 million and 0.7 million shares, respectively, of Palm common stock under the ESPP at a weighted-average purchase price of $4.66 and $4.25, respectively. The intrinsic value of the shares purchased was $9.4 million and $1.2 million for the six months ended November 30, 2009 and 2008, respectively. As of November 30, 2009, total unrecognized compensation costs related to the ESPP was $2.3 million, which is expected to be recognized over the next 0.6 years.

6. Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Net loss	$(81,929)	$(506,170)	$(243,024)	$(545,647)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale investments	269	(149)	488	(388)
Net unrealized gains (losses) on non-current auction rate securities	7,000	(9,211)	7,000	(16,687)
Net recognized losses on non-current auction rate securities included in results of operations	—	14,253	—	29,218
Net recognized gains on available-for-sale investments included in results of operations	(352)	—	(541)	—
Accumulated translation adjustments	454	(3,472)	1,161	(4,176)

	$(74,558)	$(504,749)	$(234,916)	$(537,680)

7. Cash and Available-For-Sale and Restricted Investments and Non-Current Auction Rate Securities

As of November 30, 2009 and May 31, 2009, there was no difference between the amortized costs, or carrying values, of Palm’s cash and cash equivalents, restricted investments and non-current auction rate securities and their respective fair values. As of November 30, 2009 and May 31, 2009, Palm’s short-term investments balance reflected net unrealized gains of less than $0.1 million and $0.1 million, respectively. As of November 30, 2009, Palm’s investments with unrealized losses were federal government obligations, had a fair value of $180.7 million with a gross unrealized loss amount of less than $0.1 million and were in an unrealized loss position for less than 12 months. As of May 31, 2009, Palm’s investments with unrealized losses were federal government obligations, had a fair value of $60.8 million with a gross unrealized loss amount of less than $0.1 million and were in an unrealized loss position for less than 12 months.

As of November 30, 2009, Palm’s investments in federal government obligations had stated maturities that were due within one year and its investments in corporate debt securities had stated maturities that were due after three years.

Palm holds a variety of interest-bearing ARS that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008 and continuing through fiscal year 2010, auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2015 to 2052. Palm currently classifies all of these investments as non-current auction rate securities in its condensed consolidated balance sheets because of Palm’s continuing inability to determine when these investments will settle.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. With the exception of Palm’s ARS investments in credit-linked notes, described below, Palm’s investments in ARS do not currently have a readily determinable market value because they are not currently trading nor has Palm observed sufficient market inputs. As of November 30, 2009, the par value of Palm’s investments in ARS, excluding those representing investments in pools of credit-linked notes, was $54.7 million and the estimated fair value was $4.1 million.

During the second quarter of fiscal year 2010, Palm received notification that a potential buyer had issued a tender offer for certain series of ARS representing investments in pools of credit-linked notes, including those held by Palm. The tender offer is expected to settle in December 2009. Just prior to Palm’s receipt of the tender offer, Palm’s ARS investments representing pools of credit-linked notes had a par value of $15.0 million and a carrying value of $0 as a result of pre-tax other-than-temporary impairment charges recognized through fiscal year 2009. As of November 30, 2009, Palm recorded an unrealized gain of $7.0 million in accumulated other comprehensive income, which represents Palm’s expected future cash flows related to this tender offer, and increased the carrying value of these ARS investments accordingly. Additionally, because this price is considered an observable market input, Palm reclassified its ARS investments in credit-linked notes from Level 3 to Level 2 securities based on the fair value hierarchy described in Note 3 to Palm’s condensed consolidated financial statements.

As of November 30, 2009 and May 31, 2009, Palm used a discounted cash flow model to estimate the fair value of its other investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Because the estimated fair values of Palm’s investments in ARS represent their expected future cash flows, which is less than Palm’s amortized cost, Palm concluded that the impairment of each of its investments in ARS was an other-than-temporary credit loss, and as a result, recognized all of the related losses in its condensed consolidated statements of operations, which was $2.0 million for the six months ended November 30, 2009. For the year ended May 31, 2009, Palm determined there was a decline in the fair value of its ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the year ended May 31, 2009, Palm concluded that the impairment of certain ARS investments previously considered temporary was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income.

The amount of total other-than-temporary impairment on ARS and debt securities relates only to credit loss and not to other factors.

8. Inventories

Inventories consist of the following (in thousands):

	November 30, 2009	May 31, 2009
Finished goods	$18,374	$9,299
Work-in-process and raw materials	20,385	10,417

	$38,759	$19,716

9. Deferred Cost of Revenues and Deferred Revenues

In accordance with the subscription accounting method, Palm defers recognition of the revenues and related direct cost of revenues for sales of Palm webOS products. These revenues and direct product costs are recognized on a straight-line basis over the currently estimated economic life of the product of 24 months.

10. Goodwill and Intangible Assets

Goodwill was $166.3 million as of both November 30, 2009 and May 31, 2009. During fiscal year 2009, goodwill decreased by less than $0.1 million due to adjustments relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities. Pursuant to a new accounting standard effective June 1, 2009, all adjustments to goodwill will be recorded as an increase or reduction of income tax provision (benefit) for the fiscal year in which the changes occur.

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	November 30, 2009			May 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(6,336)	$22,364	$28,700	$(5,613)	$23,087
ACCESS Systems licenses	60	44,000	(30,800)	13,200	44,000	(27,400)	16,600
Acquisition related:
Core technology	83	13,670	(5,534)	8,136	13,670	(4,577)	9,093
Non-compete covenants	36	520	(472)	48	520	(386)	134

		$86,890	$(43,142)	$43,748	$86,890	$(37,976)	$48,914

Amortization expense related to intangible assets was $2.6 million and $2.6 million for the three months ended November 30, 2009 and 2008, respectively, and $5.2 million and $6.9 million for the six months ended November 30, 2009 and 2008, respectively. Amortization of the ACCESS Systems licenses and core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining six months of fiscal year 2010	$5,125
2011	9,965
2012	6,561
2013	3,361
2014	2,883
2015	1,447
Thereafter	14,406

$43,748

11. Income Taxes

The income tax benefit for the three months ended November 30, 2009 represented (0.2)% of pre-tax loss, which includes foreign and state income taxes of $1.3 million which were more than offset by the tax benefit related to a federal refundable credit of $0.3 million and an alternative minimum tax, or AMT, refund claim of $1.2 million. The income tax benefit for the six months ended November 30, 2009 represented (0.1)% of pre-tax loss, which includes foreign and state income taxes of $1.6 million which were more than offset by the tax benefit related to a federal refundable credit of $0.5 million and an AMT refund claim of $1.2 million.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which extends the carryback of net operating losses for both federal regular tax and AMT. The income tax benefit related to this Act is recorded in the current quarter.

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

The total amount of gross unrecognized tax benefits as of November 30, 2009 was $53.2 million, which, if recognized, would affect the effective tax rate. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the three and six months ended November 30, 2009, Palm did not recognize any previously unrecognized tax benefits as a result of evaluation of new facts, circumstances and information. Less than $0.1 million and $0.1 million of additional interest related to the unrecognized tax benefits was recognized for the three and six months ended November 30, 2009, respectively.

Palm is subject to taxation in the United States, various states and several foreign jurisdictions. Palm can neither make a determination as to whether or not recognition of any unrecognized tax benefits will occur within the next 12 months nor make an estimate of the range of any potential changes to the unrecognized tax benefits.

12. Long-Term Debt

In October 2007, Palm entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver.

The Term Loan and Revolver mature in April 2014 and October 2012, respectively. As of November 30, 2009, the interest rate on the Term Loan was based on three-month LIBOR plus 3.50%, or 3.79%. The weighted-average effective interest rates were 3.78% and 6.83% for the three months ended November 30, 2009 and 2008, respectively, and 3.79% and 6.39% for the six months ended November 30, 2009 and 2008, respectively. As of November 30, 2009, Palm has not used the Revolver.

Palm paid issuance costs of $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective yield method. Total debt issuance costs of $0.8 million were amortized to interest expense for each of the three months ended November 30, 2009 and 2008, respectively, and $1.6 million were amortized to interest expense for each of the six months ended November 30, 2009 and 2008, respectively. The remaining balance of unamortized costs was $12.3 million as of November 30, 2009, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and

$9.2 million was included in other assets. The remaining balance of unamortized costs was $13.9 million as of May 31, 2009, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $10.8 million was included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). As of November 30, 2009, Palm was not required to make any mandatory prepayments on its Term Loan pursuant to any of these requirements. On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 102% in the second year and (ii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

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

13. Redeemable Convertible Preferred Stock

A summary of activity related to issuance and accretion of the Series B Preferred Stock and Series C Preferred Stock is as follows (in thousands):

	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock
Balances, May 31, 2008	$255,671	$—
Gross cash proceeds from issuance of series C units	—	100,000
Amount allocated to series C derivative	—	53,410
Amount allocated to detachable warrants	—	(21,966)
Amount allocated to beneficial conversion feature	—	(51,941)
Issuance costs	—	(1,598)

Net proceeds at issuance of series C redeemable convertible preferred stock	—	77,905
Additional issuance costs	—	(62)
Conversion of series C redeemable convertible preferred stock into common stock	—	(49,000)
Accretion of series B and series C redeemable convertible preferred stock	9,741	11,544

Balances, May 31, 2009	265,412	40,387
Reallocation of proceeds of series C redeemable convertible preferred stock as a result of adoption of a new accounting standard (see Note 18)	—	(24,390)
Accretion of series B and series C redeemable convertible preferred stock	5,009	1,807

Balances, November 30, 2009	$270,421	$17,804

Because the Series B Preferred Stock and Series C Preferred Stock are mandatorily redeemable in October 2014, they will be accreted against additional paid-in capital using the effective yield method to their redemption values of $325.0 million and $51.0 million, respectively, through October 2014.

14. Commitments

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 15- to 18-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 120 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2009 and May 31, 2009, Palm’s cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were $429.6 million and $352.7 million, respectively.

In accordance with Palm’s policy, Palm also accrues for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of November 30, 2009 and May 31, 2009, Palm had recorded $8.2 million and $14.4 million, respectively, in other accrued liabilities related to these commitments.

Palm has entered into purchase and licensing agreements for a total of $7.0 million. Under the terms of the agreements, Palm agreed to make quarterly payments through December 2009. The net present value of these payments is being amortized using the effective yield method. As of November 30, 2009, Palm had made payments totaling $6.4 million under the agreements. The remaining amount due under the agreements was $0.6 million as of November 30, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2009 was $2.1 million.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its products, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of November 30, 2009 and May 31, 2009, Palm had estimated royalty obligations of $43.9 million and $38.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of November 30, 2009 or on the results reported for the three or six months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of November 30, 2009 and May 31, 2009, Palm had $9.4 million and $9.5 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

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

Changes in the product warranty and related services accrual are (in thousands):

	Six Months Ended November 30,
	2009	2008
Balances, beginning of period	$33,333	$40,185
Payments made	(17,839)	(33,288)
Expense taken related to product sold during the period	6,493	42,062
Change in estimated liability for pre-existing warranties	(8,300)	1,804

Balances, end of period	$13,687	$50,763

15. Equity Issuance

In September 2009, Palm issued 23.0 million shares of common stock in an underwritten public offering at a per-share offering price of $16.25. Elevation and Roger McNamee, one of Palm’s directors representing the holders of Series B Preferred Stock and Series C Preferred Stock, purchased an aggregate amount of 2.3 million shares of the total shares that were offered. As a result of this offering, Palm received $359.9 million in net cash proceeds after underwriting discounts, commissions and estimated offering expenses, which will be used for working capital and general corporate purposes.

16. Restructuring Charges

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

The first quarter of fiscal year 2010 restructuring actions included workforce reorganizations, including stock-based compensation as a result of the acceleration and modification of certain equity awards and other severance, benefits and related costs due to the restructuring involving 40 regular employees primarily in the United States and Palm’s Latin America region. Palm took these restructuring actions to better align its resources and structure with its current business strategy.

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

The first quarter of fiscal year 2008 restructuring actions included facilities costs relating to property and equipment disposed of or removed from service. As of November 30, 2009, the balance consists of lease commitments, payable over one year, offset by estimated sublease proceeds of $0.3 million.

The fourth quarter of fiscal year 2001 restructuring actions included facilities costs related to lease commitments for space no longer intended for use. As of November 30, 2009, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $6.0 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q1 2010 Action	Q2 2009 Action		Q3 2008 Action		Q2 2008 Action	Q1 2008 Action	Q4 2001 Action
	Workforce Reduction Costs	Workforce Reduction Costs	Discontinued Project and Other Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Total
Balances, May 31, 2008	$—	$—	$—	$686	$1,260	$1,704	$470	$3,938	$8,058
Restructuring charges (adjustments)	—	12,795	3,461	144	(80)	76	88	(350)	16,134
Cash payments	—	(11,041)	(146)	(830)	(39)	(874)	(116)	(668)	(13,714)
Write-offs	—	(1,189)	(1,489)	—	(1,141)	(451)	(118)	—	(4,388)

Balances, May 31, 2009	—	565	1,826	—	—	455	324	2,920	6,090
Restructuring charges (adjustments)	9,222	263	(203)	—	—	—	—	—	9,282
Cash payments	(2,588)	(715)	(632)	—	—	(455)	(29)	(368)	(4,787)
Write-offs	(5,403)	—	—	—	—	—	(59)	—	(5,462)

Balances, November 30, 2009	$1,231	$113	$991	$—	$—	$—	$236	$2,552	$5,123

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

In June 2001, the first of several putative stockholder class action lawsuits was filed in the United States District Court for the Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its former officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Similar complaints were filed against Handspring in August and September 2001 in regard to Handspring’s June 2000 initial public offering. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court denied Palm’s motion to dismiss. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Palm and Handspring, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the Appellate Court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six focus cases. In April 2009, the parties reached a global settlement of the litigation. On June 9, 2009 the Court granted preliminary approval of the settlement. Following a hearing to determine final approval on September 10, 2009 the Court issued an Order of Final Approval on October 5, 2009. Following issuance of the Order, some objectors filed a Notice of Appeal. Under the terms of the settlement, if approved, all financial obligations will be borne by the insurers.

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On January 7, 2008, the Court granted preliminary approval of a settlement of this action and Palm provided notice to the settlement class members. A hearing to determine final settlement approval was conducted on May 23, 2008 and on July 9, 2008 the Court issued an Order approving the settlement with respect to the class and dismissing claims of the settlement class with prejudice. Intervenors at the hearing filed an appeal of the Court’s ruling on August 11, 2008. On September 25, 2008, the appellate court dismissed it as being untimely and the District Court ruling therefore became final. The terms of the Order issued by the Court and the subsequent award of attorneys’ fees and incentive awards resulted in a resolution not material to Palm’s financial position.

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

On May 18, 2007, Intermec Inc. filed suit against Palm in the United States District Court for the District of Delaware. In the lawsuit, entitled Intermec Technologies Corp., Inc. v. Palm, Inc., Intermec alleges direct and indirect infringement of five patents and seeks unspecified compensatory and treble damages and to enjoin Palm from future infringement. In August 2007, Palm filed counterclaims against Intermec including allegations of infringement by Intermec of two Palm patents. Palm seeks compensatory damages and to permanently enjoin Intermec from future infringement. A claim construction hearing is scheduled for January 2010. No trial date is currently scheduled.

On December 19, 2008, Saxon Innovations, LLC (“Saxon”) filed a complaint with the U.S. International Trade Commission (the “ITC”) against Palm and others alleging infringement of two Saxon patents, U.S. Patent Nos. 5,235,635 (the “‘635 patent”) and 5,530,597 (the “‘597 patent”) (a third Saxon patent, U.S. Patent No. 5,608,873 (the “‘873 patent”), was identified in the complaint but not asserted against Palm) and seeking to bar importation into the U.S. and subsequent sale of certain electronic devices, such as smartphones, cellular telephones, and television remote controls, that contain various third-party applications processors. The ITC instituted Certain Electronic Devices, Including Handheld Wireless Communications Devices, Investigation No. 337-TA-667 (the “667 Investigation”) on January 15, 2009. On February 18, 2009, Administrative Law Judge Robert K. Rogers Jr. (“ALJ Rogers”) denied Saxon’s motion to amend its complaint to add Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLP (collectively, “Samsung”) as respondents in the pending 667 Investigation. Shortly thereafter, on February 23, 2009, Saxon filed a complaint with the ITC alleging infringement of the three above patents against

Samsung. The ITC instituted Certain Electronic Devices, Including Handheld Wireless Communications Devices, Investigation No. 337-TA-673 (the “673 Investigation”), against Samsung on March 25, 2009. On April 23, 2009, ALJ Rogers issued Order No. 8 in the pending 667 Investigation granting the Commission Investigative Staff’s motion to consolidate the 673 Investigation with the 667 Investigation (the “Consolidated Investigation”), and extended the target date for completion of the Consolidated Investigation to June 24, 2010. On May 14, 2009, Saxon filed a motion for leave to amend its complaint against Palm to allege infringement of the ‘873 patent. ALJ Rogers denied Saxon’s motion on June 11, 2009. On June 23, 2009, Saxon filed a motion to partially terminate the Consolidated Investigation by withdrawing all allegations related to the ‘635 patent. ALJ Rogers granted Saxon’s motion on July 8, 2009 leaving only the accusation of infringement of the ‘597 patent against Palm in the Consolidated Investigation. Presently, the two remaining respondents in the Consolidated Investigation are Palm and Samsung. ALJ Rogers conducted a 7 day hearing commencing on October 26, 2009. ALJ Rogers is scheduled to issue an Initial Determination on or before February 24, 2010.

18. Derivative Activities

As of November 30, 2009, Palm had derivative liabilities resulting from the sale of the Series C Units to Elevation in January 2009, which were in the form of Detachable Warrants and the Conversion Feature. These derivative liabilities were recorded on June 1, 2009 in connection with the adoption of a new accounting standard. Palm did not have any asset or liability derivatives as of May 31, 2009.

Detachable Warrants

As of November 30, 2009, Detachable Warrants allowing holders to purchase 3.6 million shares of Palm’s common stock at an exercise price of $3.25 per share were outstanding and exercisable. The Detachable Warrants expire on October 24, 2014. The exercise price is subject to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. An instrument is considered linked to an entity’s own stock if the settlement amount is equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Detachable Warrants contain a “down-round provision” which would cause the exercise price to decrease if any of the dilution activities described above were to occur at a price less than $3.25 per share, limited to a floor of $2.49 per share, subject to customary anti-dilution provisions, which, effective June 1, 2009, precludes the consideration of the Detachable Warrants as instruments which are linked to Palm’s common stock. As a result, these Detachable Warrants represent a derivative liability, which is adjusted to estimated fair value at the end of each reporting period over the term of the warrants.

Conversion Feature

As of November 30, 2009, 51,000 shares of Palm’s Series C Preferred Stock were outstanding. The conversion price of the Series C Preferred Stock is subject to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Conversion Feature contains a “down-round provision” which would cause the conversion price to decrease, limited to a floor of $2.5185 per share, subject to customary anti-dilution provisions, if Palm were to issue or sell additional shares of Palm common stock for a price lower than the conversion price in effect at the time of the issuance or sale and for total consideration greater than $30 million. Effective June 1, 2009, this “down-round provision” precludes the consideration of the Conversion Feature as an instrument which is linked to Palm’s common stock. As a result, the Conversion Feature represents a derivative liability, which is adjusted to estimated fair value at the end of each reporting period until the down-round provision expires on January 9, 2011.

Adjustment to Beginning Retained Earnings

As a result of adopting a new accounting standard, Palm recorded an adjustment to beginning retained earnings of $172.1 million, which is based on the amount that would have been recorded had Palm recorded a liability for the Detachable Warrants and Conversion Feature at the issuance date of the Series C Units, or January 9, 2009. Using the closing price for Palm’s common stock on June 1, 2009, the first day of Palm’s fiscal year 2010, or $12.19, resulted in an estimated fair value of the Detachable Warrants of $36.2 million and the Conversion Feature of $171.4 million. The fair value of the Detachable Warrants was estimated using the Black-Scholes option valuation model with the following assumptions: contractual term of 5.4 years, a risk-free interest rate of 2.3%, a dividend yield of 0%, and volatility of 71%. Using the closing price of Palm’s common stock on June 1, 2009 of $12.19, the fair value of the Conversion Feature was estimated using the Cox-Ross-Rubinstein binomial stock price model with the following assumptions: contractual redemption date of October 24, 2014, conversion price of $3.25, forced conversion price of $9.75, a dividend yield of 0% and Palm’s estimated risk-adjusted discount rate.

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

Mark-to-Market Adjustments

To estimate the fair value of the Detachable Warrants, Palm uses the Black-Scholes valuation model and the following assumptions: the closing price for Palm’s common stock, or $11.00 as of the end of the period, contractual term of 4.9 years, a risk-free interest rate of 2.0%, a dividend yield of 0%, and volatility of 71%. The resulting decrease in the estimated fair value was recognized as a non-cash gain on series C derivatives in Palm’s condensed consolidated statements of operations, with a corresponding change in the liability.

To estimate the fair value of the Conversion Feature, Palm uses the Cox-Ross-Rubinstein binomial stock price model, which is utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model described above, and the following assumptions: the closing price for Palm’s common stock, or $11.00 as of the end of the period, contractual redemption date of October 24, 2014, conversion price of $3.25, forced conversion price of $9.75, a dividend yield of 0% and Palm’s currently estimated risk-adjusted discount rate. The change in the estimated fair value was recognized as a non-cash gain on series C derivatives in Palm’s condensed consolidated statements of operations, with a corresponding change in the liability.

A summary of the fair value of Palm’s derivatives as of November 30, 2009 is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Derivatives As of November 30, 2009
Warrant derivative liability	Series C derivatives	$31,754
Conversion feature derivative liability	Series C derivatives	146,909

Total series C derivatives		$178,663

A summary of the effect of Palm’s liability derivatives on the condensed consolidated statements of operations for the three and six months ended November 30, 2009 is as follows (in thousands):

		Amount of Gain Recognized for the
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Statement of Operations	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Warrant derivative liability	Gain on series C derivatives	$8,442	$4,474
Conversion feature derivative liability	Gain on series C derivatives	47,899	24,449

Total gain on series C derivatives		$56,341	$28,923

19. Related Party Transactions

In January 2009, Palm sold the Series C Units to Elevation for an aggregate of $100 million. Prior to the sale of the Series C Units, Elevation owned 26% of Palm’s voting shares on an as-converted basis and two of Elevation’s managing directors, Fred D. Anderson and Roger B. McNamee, were members of Palm’s board of directors. Since that transaction, Elevation has continued to own at least 30%

of Palm’s voting shares on an as-converted and as-exercised basis, Messrs. Anderson and McNamee have continued to serve on Palm’s board of directors and, until October 2009, Elevation was entitled to designate a third member of Palm’s board of directors. In March 2009, Palm exercised its right to have Elevation sell 49% of the shares underlying its Series C Units investment, along with newly issued shares, to other investors in a $159.6 million underwritten public offering, for which Palm paid Elevation $49.0 million and from which Palm received the net gains of approximately $103.5 million. Elevation purchased a total of 8.2 million shares in that offering for an aggregate purchase price of $49.0 million, or the public offering price of $6.00 per share. Elevation purchased an additional 2.2 million shares and Mr. McNamee purchased 0.1 million shares during Palm’s underwritten public offering in September 2009 for an aggregate purchase price of $35.0 million and $2.0 million, respectively, for the public offering price of $16.25 per share.

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

We may make statements in this quarterly report, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding: our ability to build a more diversified carrier base and product portfolio; mobile products and the mobile product market; our leadership position in mobile products; our market share; competition and our competitive advantages; our ability to grow our business; our revenue, gross margins, operating income, operating results, profitability and cash flows; our ability to monitor our operating expenses and keep them in line with our projected sales volumes; pricing and average selling prices for our products; our corporate strategy; growth and drivers of growth in the smartphone market; consumer demand for, and the drivers of consumer demand for, mobile devices; capitalizing on industry trends and dynamics; economic trends and market conditions; international, political and economic risk; the development and introduction of new products and services; our product offerings and delivery of sophisticated product functionality; our ability to develop and be identified with innovative, easy-to-use mobile products; our ability to respond to customer needs; our customer-focused design approach; customer loyalty and connections to the Palm brand; our ability to create customers’ preference for our products; acceptance of our smartphone products; market demand for our products; the resources that we and our competitors devote to development, promotion and sale of products; our expectations regarding our product lines; the ability of Palm webOS to support a multi-year roadmap of mobile devices and services; the ability of Palm webOS to be a key differentiator and competitive advantage; the importance of owning and integrating the operating platform and device hardware; our product mix; our ability to broaden and expand our wireless carrier relationships; revenue and credit concentration with our largest customers, including Sprint; concentration of bad debt risks and allowances for doubtful accounts; our ability to cause application providers to provide applications for our products; the ability of developers to easily develop products and services to complement Palm webOS; our infrastructure for delivery of Palm webOS software applications and support to end users; the filing of patent applications and issuance of patents; the proliferation of companies acquiring or developing patents to assert offensively; laws, standards and other regulatory requirements and their application to our business; royalty obligations; inventory, channel inventory levels and inventory valuation; repair costs; rights of return; rebates and price protection; product warranty accrual and liability; our forecasted product and manufacturing requirements; the ability of our suppliers to meet our quantity, quality and cost requirements; seasonality in sales of our products; the adequacy of our properties, facilities and operating leases and our ability to secure additional space; our tax strategy; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements and debt service or repayment obligations; the necessity or advisability of seeking additional funding; the effects of expansion; acquisition opportunities and our evaluation of such opportunities; our stock repurchase plans; impairment charges in connection with our investments in auction rate securities; the liquidity of, offers relating to, holding periods for and our ability and intent to hold our auction rate securities; the timing and completion of restructuring actions; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; our use of options, restricted stock and restricted stock units; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; timing of revenue recognition and direct cost of revenues for Palm webOS products; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” elsewhere herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a provider of mobile products that enhance the lifestyle of individual users and business customers worldwide. Palm creates thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share information that matters to them most and manage their daily lives on the go. Palm’s products for consumers, mobile professionals and businesses currently include Palm Pre, Palm Pixi, Treo and Centro smartphones, as well as software, services and accessories. Palm products are sold through select Internet, retail, reseller and wireless carrier channels throughout the world, and at Palm online stores.

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

Revenues are recognized when earned in accordance with applicable accounting standards and guidance. We recognize revenues from sales of mobile devices under the terms of the applicable customer agreement upon transfer of title to the customer, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. Sales to our customers are subject to agreements allowing for limited rights of return, price protection and rebates. Accordingly, revenues are reduced for our estimates of liability related to these rights. For Palm webOS products, returns are included in subscription accounting revenue in the period in which the return occurs. For other Palm products, the estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection and rebates are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of customers that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $52.4 million as of November 30, 2009 which were included in other accrued liabilities. Actual claims for returns, price protection and rebates may vary over time and could differ from our estimates.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. These updates (1) address the ability to account for products or services (deliverables) separately rather than as a combined unit, (2) establish a hierarchy for determining the selling price of a deliverable, (3) eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price, (4) update the scope of software revenue recognition guidance to exclude certain tangible products that contain software that functions together with nonsoftware deliverables to deliver the tangible product’s essential functionality and (5) expand the disclosures. Adoption may either be on a prospective basis or by retrospective application. We are required to adopt these updates for interim or annual periods beginning after June 15, 2010, with early adoption permitted. We currently expect to adopt these updates during the third quarter of fiscal year 2010.

We are currently evaluating the requirements of these updates and have not yet determined the impact on the condensed consolidated financial statements, but we expect the impact of adoption to be material. We currently recognize Palm webOS product revenues and direct product costs on a straight-line basis over the currently estimated economic life of the product of 24 months. As of November 30, 2009, total deferred revenues were $550.8 million and total deferred cost of revenues were $332.7 million. We believe that adoption of these updates will result in the immediate recognition of a substantial portion of these deferred revenues and all of these deferred cost of revenues. The remaining Palm webOS revenues, which are related to future services and deliverables, will be recorded as deferred revenues on our condensed consolidated balance sheets, and amortized into earnings on a straight-line basis over the estimated economic product life. Further, for Palm webOS products delivered after the adoption of these updates, we expect that we will recognize a substantial portion of the product revenues and all of the direct product cost of revenues at the time of delivery, with the remainder of the product revenues being recognized over the estimated economic life of the product.

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

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our products, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of November 30, 2009, we had estimated royalty obligations of $43.9 million which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of November 30, 2009 or on the results reported for the three or six months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

Non-Current Auction Rate Securities

We hold a variety of interest-bearing auction rate securities, or ARS, that represent investments in pools of assets, including preferred stock, collateralized debt obligations, credit-linked notes and credit derivative products. With the exception of our ARS investments in credit-linked notes, our investments in ARS do not currently have a readily determinable market value because they are not currently trading nor have we observed sufficient market inputs. As of November 30, 2009, the par value of our investments in ARS, excluding those representing investments in pools of credit-linked notes, was $54.7 million and the estimated fair value was $4.1 million.

We estimate the fair value of our other investments in ARS using a discounted cash flow model which incorporates the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows are calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Our most significant assumptions made in the present value calculations were the estimated weighted average lives for the collateral underlying each individual ARS and the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security. When the expected future cash flow from a security is less than our amortized cost, this represents a credit loss, which is recognized as a pre-tax other-than-temporary impairment charge. Estimates used in the discounted cash flow model represent management’s best estimates using appropriate assumptions and projections at the time.

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

Series C Derivatives

In January 2009, we sold units, or the Series C Units, to Elevation Partners, L.P., or Elevation, each of which consists of one share of our series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of our common stock, or the Detachable Warrants. In connection with our adoption of a new accounting standard effective June 1, 2009, the Detachable Warrants and the conversion feature of the Series C Preferred Stock, or the Conversion Feature, were recorded as derivative liabilities. An instrument is considered linked to an entity’s own stock if the settlement amount is equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Detachable Warrants and the Conversion Feature each contain a “down-round provision” which would cause the exercise price and conversion price, respectively, to decrease, if certain types of dilutive activities were to occur, limited to a pre-determined floor, which precludes the consideration of the Detachable Warrants and the Conversion Feature as instruments which are linked to our common stock. As a result, the Detachable Warrants and the Conversion Feature represent derivative liabilities, which are adjusted to estimated fair value at the end of each reporting period over the contractual term of the derivatives. The change in fair value is recorded as a gain (loss) on series C derivatives in our condensed consolidated statements of operations.

To estimate the fair value of the Detachable Warrants, we use the Black-Scholes valuation model, which is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include our expected stock price volatility over the term of the warrants, expected risk-free interest rate and expected dividends. To estimate the fair value of the Conversion Feature, we use the Cox-Ross-Rubinstein binomial stock price model, which was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes valuation model. These variables include our forced conversion price, expected dividends, and risk-adjusted discount rate.

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

Our key critical accounting policies are periodically reviewed with the audit committee of the board of directors.

Results of Operations

Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Revenues	$78,113	$191,618	$(113,505)	$146,117	$558,475	$(412,358)

We primarily derive our revenues from sales of our smartphones and accessories. For Palm webOS smartphone products, our revenues include the portion of revenues recognized in accordance with subscription accounting. During the three and six months ended November 30, 2009, we recognized $78.1 million and $146.1 million, respectively, in revenues, which excludes amounts deferred in the current period for Palm webOS units delivered to our customers, and includes amortization of deferred revenues derived from all Palm webOS units delivered since the first shipment in May 2009.

Revenues for the three months ended November 30, 2009 decreased 59% from the three months ended November 30, 2008. Smartphone revenues were $76.1 million for the three months ended November 30, 2009, a decrease of 55% from $171.0 million for the three months ended November 30, 2008. Handheld revenues decreased $18.6 million as we wound down our handheld product line in order to focus our efforts on our new Palm webOS smartphone products. During the three months ended November 30, 2009, net smartphone units shipped were 783,000 units at an average selling price of $375 per unit. During the three months ended November 30, 2008, net smartphone units shipped were 556,000 units at an average selling price of $305 per unit. Revenues were favorably impacted by an increase of 54 percentage points resulting from the higher net device unit shipments and accessories sales and an increase of 23 percentage points resulting from an increase in average selling prices. These increases were more than offset by the effect of accounting for shipments of Palm webOS products under subscription accounting, which resulted in a decrease of 132 percentage points. The increase in net smartphone unit shipments is primarily a result of the launches of Palm Pre internationally and Palm Pixi in the United States. The increase in our average selling price is primarily the result of the introduction of Palm Pre, which carries a higher average selling price, and a shift in product mix, reflecting fewer Centro smartphone unit shipments, which carry lower average selling prices.

International revenues were 17% of worldwide revenues for the three months ended November 30, 2009, compared with 25% for the three months ended November 30, 2008.

Of the 59% decrease in worldwide revenues for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008, 41 percentage points resulted from a decrease in United States revenues and 18 percentage points resulted from a decrease in international revenues. The effect of accounting for shipments of Palm webOS products under subscription accounting resulted in a decrease of 72 percentage points in the United States and 45 percentage points internationally. These decreases were partially offset by an increase in our worldwide invoiced shipments of 59% for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008, of which 31 percentage points resulted from an increase in the United States and 27 percentage points resulted from an increase internationally. These increases were the result of increases in both average selling prices and net device units shipped in both regions. Average selling prices for our units increased 38% internationally and 29% in the United States during the three months ended November 30, 2009 as compared to the three months ended November 30, 2008. The increase in average selling prices in each region is primarily the result of the introduction of Palm Pre, which carries a higher average selling price, and a shift in product mix, reflecting fewer handhelds and Centro smartphone unit shipments, which carry lower average selling prices. Net device units shipped increased 51% internationally and 9% in the United States during the three months ended November 30, 2009 as compared to the three months ended November 30, 2008. The increase in net device unit shipments is primarily a result of the launches of Palm Pre internationally and Palm Pixi in the United States.

Revenues for the six months ended November 30, 2009 decreased 74% from the six months ended November 30, 2008. Smartphone revenues were $143.4 million for the six months ended November 30, 2009, a decrease of 72% from $504.7 million for the six months ended November 30, 2008. Handheld revenues decreased $51.1 million as we wound down our handheld product line in order to focus our efforts on our new Palm webOS smartphone products. During the six months ended November 30, 2009, net smartphone units shipped were 1,606,000 units at an average selling price of $402 per unit. During the six months ended November 30, 2008, net smartphone units shipped were 1,726,000 units at an average selling price of $291 per unit. Revenues were favorably impacted by an increase of 38 percentage points resulting from an increase in average selling prices, partially offset by a decrease of 7 percentage points resulting from the lower net smartphone unit shipments and accessories sales. This net increase was more than offset by the effect of accounting for shipments of Palm webOS products under subscription accounting, which resulted in a decrease of 103 percentage points. The increase in our average selling price is primarily the result of the introduction of Palm Pre, which carries a higher average selling price, and a shift in product mix, reflecting fewer Centro smartphone unit shipments, which carry lower average selling prices. The decrease in net device unit shipments is primarily due to lower unit volumes as a result of reduced demand for our legacy smartphone products and a challenging economic environment, partially offset by the launches of our Palm webOS products during the first half of fiscal year 2010.

International revenues were 18% of worldwide revenues for the six months ended November 30, 2009, compared with 15% for the six months ended November 30, 2008.

Of the 74% decrease in worldwide revenues for the six months ended November 30, 2009 as compared to the six months ended November 30, 2008, 63 percentage points resulted from a decrease in United States revenues and 11 percentage points resulted from a decrease in international revenues. The effect of accounting for shipments of Palm webOS products under subscription accounting resulted in a decrease of 73 percentage points in the United States and 20 percentage points internationally. These decreases were partially offset by an increase in our worldwide invoiced shipments of 19% for the six months ended November 30, 2009 as compared to the six months ended November 30, 2008, of which 10 percentage points resulted from an increase in the United States and 9 percentage points resulted from an increase internationally. These increases were primarily the result of increases in average selling prices in both regions and an increase in net device units shipped internationally. Average selling prices for our units increased 53% internationally and 44% in the United States during the six months ended November 30, 2009 as compared to the six months ended November 30, 2008. The increase in our average selling price in each region is primarily the result of the introduction of Palm Pre, which carries a higher average selling price, and a shift in product mix, reflecting fewer handhelds and Centro smartphone unit shipments, which carry lower average selling prices. Net device units shipped decreased 24% in the United States and increased 5% internationally during the six months ended November 30, 2009 as compared to the six months ended November 30, 2008. The decrease in net device units shipped in the United States is primarily due to reduced demand for our legacy smartphone products, a challenging economic environment and a decline in traditional handheld unit shipments as a result of a market-wide decline in consumer demand for handheld products, partially offset by the launches of our Palm webOS products during the first half of fiscal year 2010. The increase in net device units shipped internationally is primarily due to our launches of Palm Pre in Europe and Latin America.

Because Palm webOS revenues are being recognized under subscription accounting over a 24 month period, changes in our reported revenues during the three and six months ended November 30, 2009 did not correlate with changes in actual unit shipment levels and average selling prices. As a result, reported quarterly and/or annual revenues will be difficult to compare to historical and future quarterly and/or annual revenues that will be impacted by the updates to the accounting standards.

As discussed above, we will be required to adopt two updates to the current accounting literature effective as of our second quarter of fiscal year 2011, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We currently expect to adopt these updates during the third quarter of fiscal year 2010. These updates will affect the way we account for the revenues of our Palm webOS products by requiring us to allocate the total consideration received to each of the deliverables in our products, with the timing of revenue recognition based on the delivery date of each of the deliverables. Although we are still evaluating the requirements of these updates and have not yet determined the impact of adoption on our condensed consolidated financial statements, we expect the adoption of these updates to be material. As of November 30, 2009, total deferred revenues were $550.8 million. We believe that adoption of these updates will result in the immediate recognition of a substantial portion of these deferred Palm webOS product revenues, with the remainder being recognized over the estimated economic life of the applicable product. Further, for Palm webOS products delivered after the adoption of these updates, we expect that we will recognize a substantial portion of the product revenues at the time of delivery, with the remainder being recognized over the estimated economic life of the product.

Cost of Revenues

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Cost of revenues	$72,629	$153,477	$(80,848)	$143,417	$422,993	$(279,576)
Percentage of revenues	93.0%	80.1%		98.2%	75.7%

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, supply chain personnel related costs, amortization of acquired technology, depreciation and allocated information technology and facilities costs. For Palm webOS smartphone products, our cost of revenues includes the portion of direct product cost of revenues recognized in accordance with subscription accounting. During the three and six months ended November 30, 2009, we recognized $72.6 million and $143.4 million, respectively, in cost of revenues, which excludes amounts deferred for direct product cost of revenues in the current period for Palm webOS units delivered to our customers, and includes amortization of deferred direct product cost of revenues derived from all Palm webOS units delivered since the first shipments in May 2009.

During the three and six months ended November 30, 2009, the direct margin dollars from our product revenues decreased 64% and 78%, respectively, primarily as the result of the deferrals of revenues and related direct product cost of revenues under subscription accounting applicable to Palm webOS products. As a result, the direct margin dollars from our product revenues provided a smaller contribution to cover the period (or indirect) cost of revenues.

The increase in cost of revenues as a percentage of revenues due to subscription accounting was partially offset by a decrease related to period costs, which include costs such as warranty and related service costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, supply chain personnel related costs, amortization of acquired technology, depreciation and allocated information technology and facilities costs. For the three months ended November 30, 2009, these period costs, which are not directly related to net unit shipments, decreased $19.9 million as compared to the three months ended November 30, 2008, primarily due to the following factors. We experienced a decrease of $18.5 million related to lower costs for purchase commitments with third-party manufacturers, for excess and obsolete inventories and for decreased scrap and rework costs. We experienced a decrease of $5.1 million related to warranty costs during the three months ended November 30, 2009 as compared to the year-ago period, which is primarily due to fewer units under warranty as a result of lower legacy shipment volumes. These decreases were partially offset by an increase in technical service costs of $1.8 million as a result of higher call volumes of Palm webOS products primarily due to an increase in volumes associated with product launches. We experienced an increase in supply chain personnel related costs of $1.1 million due to an increase in our average supply chain headcount. We experienced an increase in freight and shipping charges of $0.6 million due to an increase in expedited shipments for the three months ended November 30, 2009 as compared to the year-ago period.

For the six months ended November 30, 2009, period costs decreased $49.2 million as compared to the six months ended November 30, 2008, primarily due to the following factors. We experienced a decrease of $28.7 million related to warranty costs during the six months ended November 30, 2009 as compared to the year-ago period, which is primarily due to fewer units under warranty as a result of lower legacy shipment volumes. We experienced a decrease of $19.9 million related to lower costs for purchase commitments with third-party manufacturers, for excess and obsolete inventories and for decreased scrap and rework costs. We experienced a decrease in freight and shipping charges of $3.3 million due to lower fuel costs for the six months ended November 30, 2009 as compared to the year-ago period, partially offset by an increase in expedited shipments. These decreases were partially offset by an increase in supply chain personnel related costs of $1.4 million due to an increase in our average supply chain headcount. Technical service costs increased by $0.6 million as a result of higher call volumes of Palm webOS products primarily due to an increase in volumes associated with product launches.

Because Palm webOS direct product cost of revenues are being recognized under subscription accounting over a 24-month period, changes in our reported cost of revenues during the three and six months ended November 30, 2009 did not correlate with changes in actual unit shipment levels.

As discussed above, we will be required to adopt two updates to the current accounting literature effective as of our second quarter of fiscal year 2011, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We currently expect to adopt these updates during the third quarter of fiscal year 2010. These updates will affect the way we account for the direct product cost of revenues of our Palm webOS products by requiring us to expense these costs at the time of delivery. Although we are still evaluating the requirements of these updates and have not yet determined the impact of adoption on our condensed consolidated financial statements, we expect the adoption of these updates to be material. As of November 30, 2009, total deferred cost of revenues were $332.7 million. We believe that adoption of these updates will result in the immediate recognition of all of these deferred cost of revenues. Further, for Palm webOS products delivered after the adoption of these updates, we expect that we will recognize all of the direct product cost of revenues at the time of delivery.

Sales and Marketing

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Sales and marketing	$74,096	$45,282	$28,814	$130,085	$102,689	$27,396
Percentage of revenues	94.9%	23.6%		89.0%	18.4%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended November 30, 2009 increased 64% from the three months ended November 30, 2008. The increase in sales and marketing expenses as a percentage of revenues is primarily due to the decrease in our revenues as a result of subscription accounting. The increase in sales and marketing expenses in absolute dollars is primarily due to the following factors. Direct marketing, advertising and product promotional programs increased $34.5 million as a result of increased marketing efforts surrounding the product and carrier launches in the second quarter of fiscal year 2010. This increase was partially offset by a decrease in our marketing development expenses with our wireless carrier customers of $3.7 million, primarily as a result of lower carrier revenues related to our legacy smartphone products compared to the prior year. Allocated information technology and facilities costs decreased $1.2 million as a result of our efforts to streamline our business through our restructuring actions through the reduction of headcount and facilities no longer in use. Employee-related expenses decreased $0.9 million, resulting from a decrease in our average sales and marketing headcount. We experienced an increase of $0.2 million in stock-based compensation, primarily as a result of higher weighted-average fair value assumptions.

Sales and marketing expenses for the six months ended November 30, 2009 increased 27% from the six months ended November 30, 2008. The increase in sales and marketing expenses as a percentage of revenues is primarily due to the decrease in our revenues as a result of subscription accounting. The increase in sales and marketing expenses in absolute dollars is primarily due to the following factors. Direct marketing, advertising and product promotional programs increased $49.0 million as a result of increased marketing efforts surrounding the product and carrier launches in the first half of fiscal year 2010. This increase was partially offset by a decrease in our marketing development expenses with our wireless carrier customers of $13.8 million, primarily as a result of lower carrier revenues related to our legacy smartphone products compared to the prior year. Employee-related expenses decreased $4.7 million, resulting from a decrease in our average sales and marketing headcount. Allocated information technology and facilities costs decreased $2.3 million as a result of our efforts to streamline our business through our restructuring actions through the reduction of headcount and facilities no longer in use. We experienced a decrease of $0.3 million in stock-based compensation, primarily as a result of a lower average balance of outstanding awards compared to the same period last year partially offset by higher weighted-average fair value assumptions.

Research and Development

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Research and development	$50,582	$47,722	$2,860	$94,308	$96,531	$(2,223)
Percentage of revenues	64.8%	24.9%		64.5%	17.3%

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended November 30, 2009 increased 6% from the three months ended November 30, 2008. The increase in research and development expenses as a percentage of revenues is primarily due to the decrease in our revenues as a result of subscription accounting. The increase in research and development expenses in absolute dollars is primarily due to the following factors. Outsourced engineering, consulting, project material and certification costs increased $2.4 million from the second quarter of fiscal year 2009 as a result of an increase in costs for building preproduction units. Employee-related expenses increased $1.2 million, resulting from an increase in our average research and development headcount. These increases were partially offset by a decrease in allocated information technology and facilities costs of $0.8 million as a result of our efforts to streamline our business through our restructuring actions through the reduction of headcount and facilities no longer in use.

Research and development expenses for the six months ended November 30, 2009 decreased 2% from the six months ended November 30, 2008. The increase in research and development expenses as a percentage of revenues is due to the decrease in our revenues as a result of subscription accounting. The decrease in research and development expenses in absolute dollars is primarily due to the following factors. We experienced a decrease in allocated information technology and facilities costs of $1.2 million as a result of our efforts to streamline our business through our restructuring actions through the reduction of headcount and facilities no longer in use. Employee-related expenses decreased $0.3 million, primarily as a result of lower recruiting and relocation costs partially offset by an increase in our average research and development headcount. These decreases were partially offset by an increase in outsourced engineering, consulting, project material and certification costs of $0.6 million from the first half of fiscal year 2009 as a result of an increase in costs for building preproduction units, partially offset by a decrease in the utilization of third-party development resources. We experienced a decrease of $1.2 million in stock-based compensation, primarily as a result of a lower average balance of outstanding awards compared to the same period last year.

General and Administrative

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
General and administrative	$13,837	$13,474	$363	$30,132	$27,539	$2,593
Percentage of revenues	17.7%	7.0%		20.6%	4.9%

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended November 30, 2009 increased 3% from the three months ended November 30, 2008. The increase in general and administrative expenses as a percentage of revenues is primarily due to the decrease in our revenues as a result of subscription accounting. The increase in general and administrative expenses in absolute dollars is primarily due to the following factors. Legal and professional costs increased by $3.7 million, primarily as a result of ongoing patent and other litigation defense. This increase was partially offset by a benefit of $2.2 million recorded upon the completion of a state sales tax audit. We also experienced a decrease in employee-related expenses of $0.7 million, primarily due to a decrease in our average general and administrative headcount. We experienced a decrease in allocated information technology and facilities costs of $0.4 million as a result of our efforts to streamline our business through our restructuring actions through the reduction of headcount and facilities no longer in use.

General and administrative expenses for the six months ended November 30, 2009 increased 9% from the six months ended November 30, 2008. The increase in general and administrative expenses as a percentage of revenues is primarily due to the decrease in our revenues as a result of subscription accounting. The increase in general and administrative expenses in absolute dollars is primarily due to the following factors. Legal and professional costs increased by $5.3 million, primarily as a result of ongoing patent and other litigation defense. We experienced an increase in our provision for doubtful accounts of $0.4 million, which is primarily the result of a reduction in our allowance for doubtful accounts taken in the first half of fiscal year 2009, reflecting the quality of our accounts receivable balances at that time and the decline of our outstanding accounts receivable balances. These increases were partially offset by a benefit of $2.2 million recorded upon the completion of a state sales tax audit. We also experienced a decrease in employee-related expenses of $1.4 million, primarily due to a decrease in our average general and administrative headcount. We experienced a decrease in allocated information technology and facilities costs of $0.7 million as a result of our efforts to streamline our business through our restructuring actions through the reduction of headcount and facilities no longer in use. We experienced an increase of $1.0 million in stock-based compensation, primarily as a result of a higher average balance of outstanding awards compared to the first half of fiscal year 2009.

Amortization of Intangible Assets

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Amortization of intangible assets	$405	$883	$(478)	$809	$1,766	$(957)
Percentage of revenues	0.5%	0.5%		0.6%	0.3%

The increase in amortization of intangible assets as a percentage of revenues for the six months ended November 30, 2009 is due to the decrease in our revenues. The decrease in amortization of intangible assets in absolute dollars for the three and six months ended November 30, 2009 is primarily a result of including the amortization of our acquired technology in cost of revenues beginning in the fourth quarter of fiscal year 2009. The acquired technology is included in Palm webOS products, which began shipping in the fourth quarter of fiscal year 2009.

Restructuring Charges

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Restructuring charges	$1,028	$8,296	$(7,268)	$9,282	$7,823	$1,459
Percentage of revenues	1.3%	4.3%		6.4%	1.4%

Restructuring charges relate to the implementation of a series of reorganization actions taken to streamline our business. Restructuring charges recorded during the three months ended November 30, 2009 of $1.0 million consist of charges related to restructuring actions taken during the first quarter of fiscal year 2010. Restructuring charges recorded during the three months ended November 30, 2008 of $8.3 million consisted of charges of $7.7 million related to restructuring actions taken during the second quarter of fiscal year 2009 and charges of $0.6 million related to restructuring actions taken during the second quarter of fiscal year 2008.

Restructuring charges recorded during the six months ended November 30, 2009 of $9.3 million consist of charges of $9.2 million related to restructuring actions taken during the first quarter of fiscal year 2010 and net charges of $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2009. Restructuring charges recorded during the six months ended November 30, 2008 of $7.8 million consisted of charges of $7.7 million related to restructuring actions taken during the second quarter of fiscal year 2009 and charges of $0.2 million related to restructuring actions taken during the third quarter of fiscal year 2008, partially offset by adjustments of $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2008.

•

The restructuring actions initiated in the first quarter of fiscal year 2010 included charges of $9.2 million related to workforce reorganizations primarily in the United States and our Latin America region, including $5.4 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $3.8 million for other severance, benefits and related costs due to the restructuring involving 40 regular employees. We took these restructuring actions to better align our resources and structure with our current business strategy.

Our first quarter of fiscal year 2010 restructuring actions are expected to be substantially completed by the first quarter of fiscal year 2011. When complete, these actions are expected to result in annual expense reductions of at least $1.5 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of November 30, 2009, cash payments totaling $2.6 million and non-cash charges of $5.4 million related to stock-based compensation had been made related to these actions.

•

The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of $12.8 million related to workforce reductions across all geographic regions, including $1.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $11.6 million for other severance, benefits and related costs due to the reduction of 190 regular employees, and $3.5 million related to excess facilities charges for facilities no longer in service. Of this amount, we recorded $6.2 million related to workforce reductions, including $0.5 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards, and $5.7 million for other severance benefits and related costs, and $1.5 million related to project cancelation costs during the three months ended November 30, 2008. During the first quarter of fiscal year 2010, we recorded additional charges of $0.3 million related to additional severance costs, partially offset by adjustments of $0.2 million related to the settlement of the lease. We took these restructuring actions to better align our cost structure with then current revenues expectations.

As of November 30, 2009, cash payments totaling $11.8 million for workforce reductions and non-cash charges of $1.2 million related to stock-based compensation for workforce reductions had been made related to this action. In addition, cash payments totaling $0.8 million and non-cash charges totaling $1.5 million related to facilities and discontinued project costs had been made related to this action.

Patent Acquisition Refund

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Patent acquisition refund	$—	$—	$—	$—	$(1,537)	$1,537
Percentage of revenues	—%	—%		—%	(0.3)%

During the first quarter of fiscal year 2009, we received a refund of $1.5 million as a result of a re-negotiation of the purchase price related to the acquisition of patent and patent applications, which occurred during fiscal year 2008. This amount was recognized as a benefit to our condensed consolidated statement of operations at the time of receipt.

Impairment of Non-Current Auction-Rate Securities

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Impairment of non-current auction rate securities	$—	$(14,253)	$(14,253)	$(1,957)	$(29,218)	$(27,261)
Percentage of revenues	—%	7.4%		(1.3)%	5.2%

Impairment of non-current auction rate securities for the three and six months ended November 30, 2009 reflects impairment charges of $0 and $2.0 million, respectively, recognized on our non-current ARS. For the three months ended November 30, 2009, we determined that there was no measurable change in expected future cash flows of our ARS investments as compared to the expected cash flows as of August 31, 2009. For the six months ended November 30, 2009, we recorded an impairment charge of $2.0 million as a result of a decrease in expected future cash flows, primarily due to one of our securities no longer providing dividend payments and the further deterioration of collateral underlying the investments. For the three and six months ended November 30, 2008, the decline in the fair value of our ARS investments was $9.2 million and $16.7 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the first half of fiscal year 2009, we concluded that the impairment of certain ARS investments previously considered temporary was other-than-temporary and the associated unrealized losses of $5.1 million and $12.5 million were recognized during the three and six months ended November 30, 2008, respectively, as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

If the current market conditions deteriorate further we may be required to record additional impairment charges in future quarters related to our ARS investments. We continue to monitor the market for ARS transactions and their impact, if any, on the fair value of our ARS investments.

In December 2009, we sold three of our ARS investments, which represented investments in pools of credit-linked notes, to a third party for $7.0 million. This amount will be recognized as a gain in our condensed consolidated statement of operations during the third quarter of fiscal year 2010.

Interest (Expense)

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Interest (expense)	$(4,546)	$(7,686)	$(3,140)	$(9,135)	$(14,580)	$(5,445)
Percentage of revenues	(5.8)%	(4.0)%		(6.3)%	(2.6)%

The increase in interest (expense) as a percentage of revenues for the three and six months ended November 30, 2009 is due to the decrease in our revenues. The overall decrease in interest (expense) in absolute dollars is due to a lower average outstanding debt balance and a lower average effective interest rate on that balance for the three and six months ended November 30, 2009 as compared to the three and six months ended November 30, 2008.

Interest Income

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Interest income	$428	$2,056	$(1,628)	$942	$4,072	$(3,130)
Percentage of revenues	0.5%	1.1%		0.6%	0.7%

The overall decrease in interest income in absolute dollars and as a percentage of revenues is primarily due to lower average interest rates for the three and six months ended November 30, 2009, as compared to the three and six months ended November 30, 2008. During the three and six months ended November 30, 2009, the average return we received on our investments was 0.5% and 0.6%, respectively. During the three and six months ended November 30, 2008, the average return we received on our investments was 3.1% and 3.1%, respectively.

Gain on Series C Derivatives

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Gain on series C derivatives	$56,341	$—	$56,341	$28,923	$—	$28,923
Percentage of revenues	72.1%	—%		19.8%	—%

Because the Detachable Warrants and the Conversion Feature contain “down-round provisions,” they are considered derivative liabilities and are adjusted to estimated fair value at the end of each reporting period. As of September 1, 2009, the first day of the second quarter of fiscal year 2010, the Detachable Warrants and the Conversion Feature had estimated fair values of $40.2 million and $194.8 million, respectively, and, as of November 30, 2009, estimated fair values of $31.8 million and $146.9 million, respectively. For the three months ended November 30, 2009, the decrease in estimated fair values of our series C derivatives of $56.3 million consisted of the decrease in estimated fair values of the Detachable Warrants and the Conversion Feature of $8.4 million and $47.9 million, respectively, and was recognized as a non-cash gain on series C derivatives.

As of June 1, 2009, the first day of fiscal year 2010, the Detachable Warrants and the Conversion Feature had estimated fair values of $36.2 million and $171.4 million, respectively. For the six months ended November 30, 2009, the decrease in estimated fair values of our series C derivatives of $28.9 million consisted of the decrease in estimated fair values of the Detachable Warrants and the Conversion Feature of $4.5 million and $24.4 million, respectively, and was recognized as a non-cash gain on series C derivatives.

Because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price—which has historically been volatile—may significantly affect our financial results.

Other Income (Expense), Net

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Other income (expense), net	$112	$(358)	$470	$(16)	$(813)	$797
Percentage of revenues	0.1%	(0.2)%		—%	(0.1)%

Other income (expense), net for the three and six months ended November 30, 2009 and 2008 included realized gains (losses) related to the sale of short-term investments and bank and other miscellaneous charges.

Income Tax Provision (Benefit)

	Three Months Ended November 30,		Increase/ (Decrease)	Six Months Ended November 30,		Increase/ (Decrease)
	2009	2008		2009	2008
	(dollars in thousands)
Income tax provision (benefit)	$(200)	$408,413	$(408,613)	$(135)	$405,779	$(405,914)
Percentage of revenues	(0.3)%	213.1%		(0.1)%	72.7%

Palm’s income tax benefit for the three months ended November 30, 2009 represented (0.2)% of pre-tax loss, which includes foreign and state income taxes of $1.3 million which were more than offset by the tax benefit related to a federal refundable credit of $0.3 million and an alternative minimum tax, or AMT, refund claim of $1.2 million. Palm’s income tax benefit for the six months ended November 30, 2009 represented (0.1)% of pre-tax loss, which includes foreign and state income taxes of $1.6 million which were more than offset by the tax benefit related to a federal refundable credit of $0.5 million and an AMT refund claim of $1.2 million.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which extends the carryback of net operating losses for both federal regular tax and AMT. The income tax benefit related to this Act is recorded in the current quarter.

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

Liquidity and Capital Resources

Cash and cash equivalents as of November 30, 2009 were $263.5 million, compared to $152.4 million as of May 31, 2009, an increase of $111.1 million. We experienced a net decrease in cash flows from operations of $28.5 million resulting from our net loss of $243.0 million, which was partially offset by non-cash charges of $7.7 million and changes in assets and liabilities of $206.9 million. Our cash also decreased due to purchases of short-term investments of $271.6 million, purchases of property and equipment of $12.3 million, debt repayments of $4.1 million, payments related to the issuance of Series C Units during fiscal year 2009 of $0.8 million, the purchase of restricted investments of $0.5 million and a one-time cash distribution payment related to the recapitalization transaction in October 2007 of $0.3 million to holders of restricted stock awards that vested during the period. These decreases were partially offset by net proceeds of $359.6 million received from an equity issuance during September 2009, sales of short-term investments of $46.6 million, $21.5 million received from stock-related activity as a result of the exercise of stock options and other equity awards and sales of restricted investments of $0.5 million. Fluctuations in exchange rates during the first half of fiscal year 2010 for our foreign currency denominated assets and liabilities resulted in an increase in cash flows of $0.9 million for the period.

Cash and cash equivalents as of November 30, 2008 were $143.6 million, compared to $176.9 million as of May 31, 2008, a decrease of $33.3 million. We experienced a net decrease in cash flows from operations of $24.0 million resulting from our net loss of $545.6 million, which was partially offset by non-cash charges of $472.4 million and changes in assets and liabilities of $49.2 million. Our cash also decreased due to debt repayments of $6.9 million, purchases of property and equipment of $5.3 million, purchases of short-term investments of $0.1 million and a one-time cash distribution payment related to the recapitalization transaction in October 2007 of $0.1 million to holders of restricted stock awards that vested during the period. Fluctuations in exchange rates during the first half of fiscal year 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of $3.3 million for the period. These decreases were partially offset by $5.2 million from stock-related activity as a result of the exercise of stock options and other equity awards, proceeds received from the sale of restricted investments totaling $0.7 million and net sales of short-term investments of $0.5 million.

We hold a variety of interest-bearing ARS that have failed to settle on their respective settlement dates since fiscal year 2008 and are not currently trading. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2015 to 2052. As of November 30, 2009, the par value of our investments in ARS was $69.7 million and its estimated fair value was $11.1 million. In December 2009, we sold three of our ARS investments, which represented investments in pools of credit-linked notes, to a third party for $7.0 million. This amount will be recognized as a gain in our condensed consolidated statement of operations during the third quarter of fiscal year 2010.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relation to our investment guidelines and market conditions. We anticipate our balances of cash, cash equivalents and short-term investments of $590.0 million as of November 30, 2009 will satisfy our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months.

Net accounts receivable was $72.4 million as of November 30, 2009, an increase of $5.9 million, or 9%, from $66.5 million as of May 31, 2009. Days invoices outstanding, or DIO, of receivables was 21 days and 53 days as of November 30, 2009 and May 31, 2009, respectively. The DIO decreased 32 days primarily as a result of a change in customer payment patterns. We ended the second quarter of fiscal year 2010 with a cash conversion cycle of (33) days, a change of (21) days from (12) days as of May 31, 2009. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a metric on which we have focused as we continue to try to efficiently manage our assets.

Net accounts receivable was $98.2 million as of November 30, 2008, a decrease of $18.2 million, or 16%, from $116.4 million as of May 31, 2008. DIO of receivables was 46 days and 35 days as of November 30, 2008 and May 31, 2008, respectively. The DIO increased 11 days primarily as a result of a change in the linearity in our revenues and customer payment patterns. We ended the second quarter of fiscal year 2008 with a cash conversion cycle of (16) days, a change of (10) days from (6) days as of May 31, 2008.

In September 2006, our board of directors authorized a stock buyback program to repurchase up to $250.0 million of our common stock at our discretion, depending on market conditions, share price and other factors. The stock repurchase program is designed to return value to our stockholders and minimize dilution from stock issuance. During the three and six months ended November 30, 2009 and 2008, we did not repurchase any shares of common stock through open market purchases. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. Borrowings under the Credit Agreement bear interest at our election at one-, two-, three- or six- month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Rate plus 0.50%) plus 2.50%. As of November 30, 2009, the interest rate for the Term Loan was based on three-month LIBOR plus 3.50%, or 3.79%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make certain prepayments of the Term Loan. As of November 30, 2009, $392.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 15- to 18-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 120 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of November 30, 2009 and May 31, 2009, our cancelable and non-cancelable commitments to third-party manufacturers and suppliers for their inventory on-hand and component commitments related to the manufacture of our products were $429.6 million and $352.7 million, respectively.

In accordance with our policy, we also accrue for any purchase commitments with third-party manufacturers that are determined to be in excess of anticipated demand based on forecasted product sales. As of November 30, 2009 and May 31, 2009, we had recorded $8.2 million and $14.4 million, respectively, in other accrued liabilities related to these commitments.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

We have entered into purchase and licensing agreements for a total of $7.0 million. Under the terms of the agreements, we agreed to make quarterly payments through December 2009. The net present value of these payments is being amortized using the effective yield method. As of November 30, 2009, we had made payments totaling $6.4 million under the agreements. The remaining amount due under the agreements was $0.6 million as of November 30, 2009 and was included in other accrued liabilities. The remaining amount due as of May 31, 2009 was $2.1 million.

We have issued shares of series B redeemable convertible preferred stock, or Series B Preferred Stock, and Series C Preferred Stock, which are mandatorily redeemable in October 2014 at their original purchase price per share. As of both November 30, 2009 and May 31, 2009, the total redemption amounts for outstanding shares of our Series B Preferred Stock and Series C Preferred Stock were $325.0 million and $51.0 million, respectively.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our products, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of November 30, 2009 and May 31, 2009, we had estimated royalty obligations of $43.9 million and $38.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of November 30, 2009 or on the results reported for the three or six months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of November 30, 2009 and May 31, 2009, we had $9.4 million and $9.5 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

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

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents, short-term investments and interest-bearing ARS. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to maintain the safety of principal, assure sufficient liquidity and achieve appropriate returns. This is currently accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of $263.5 million and $152.4 million as of November 30, 2009 and May 31, 2009, respectively, are invested primarily in money market funds. Our short-term investments portfolio of $326.5 million and $102.7 million as of November 30, 2009 and May 31, 2009, respectively, primarily consists of highly liquid investments with original maturities at the date of purchase of greater than three months. Our investments in ARS have a par value of $69.7 million and fair values of $11.1 million and $6.1 million as of November 30, 2009 and May 31, 2009, respectively. These investments, with the exception of those which represent investments in pools of credit-linked notes and for which a tender offer settled in December 2009, are not currently trading and, consequently, are not currently liquid. Our available-for-sale investments portfolio, which includes short-term investments and non-current ARS, is subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at November 30, 2009 or May 31, 2009 would cause an immaterial decline in the fair value of our cash equivalents or available-for-sale investments portfolio, and would have a similar effect on our net loss or cash flows.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $392.0 million as of November 30, 2009 under our current Credit Agreement. We do not currently use derivatives to manage interest rate risk. As of November 30, 2009, our interest rate applicable to borrowings under the Credit Agreement was 3.79%. A hypothetical 100 basis point increase in this rate would have a resulting increase in interest expense of $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in the Euro, in Pounds Sterling and in Brazilian Real. Expenses and other transactions are also incurred in a variety of currencies. We recorded a net gain of $1.1 million and $1.1 million for the three months ended November 30, 2009 and 2008, respectively, and $0.8 million and $1.5 million for the six months ended November 30, 2009 and 2008, respectively, from the revaluation of our foreign denominated assets and liabilities, which is included in operating loss in our condensed consolidated statements of operations.

Equity Price Risk

We estimate the fair value of our series C derivatives using the Black-Scholes valuation and the Cox-Ross-Rubinstein binomial stock price models, both of which utilize the closing price of our common stock on the reporting date as an input variable. We adjust our derivative liabilities to estimated fair value at the end of each reporting period, with any corresponding changes recorded in our condensed consolidated statements of operations. An increase or decrease in our stock price of 10% from the closing stock price at November 30, 2009, or $11.00, would cause an increase or decrease in the estimated fair value of our series C derivatives of approximately $21 million, and would have a similar effect on our net loss.

As of November 30, 2009, we did not own any material equity investments in other entities. Therefore, we do not currently have any direct material risks related to equity prices of other entities.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with management’s evaluation that occurred during the second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 17 of the condensed consolidated financial statements of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

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

We have had negative operating cash flows and net losses in recent quarters. Our revenues, gross margins, results of operations and operating cash flows are difficult to forecast and will be particularly sensitive to product launches, at least until we have a more diversified carrier base for and portfolio of Palm webOS products. Our future revenues, gross margins, results of operations and operating cash flows may continue to decline or fluctuate significantly and may not meet our expectations or those of our investors. If this occurs, the price of our stock will likely decline. Many factors may cause these declines or fluctuations including, but not limited to, the following:

•	failure to introduce or achieve market acceptance for new products and services in a timely manner;

•	loss or failure of wireless carriers or other key sales channel partners or inability to add new wireless carriers or channel partners in a timely manner;

•	pricing pressures;

•	quality issues with our products;

•	the liquidity and resources that we have to support our business;

•	changes in general economic conditions;

•	growth, decline, volatility and changing market conditions in the markets we serve;

•	competition from other smartphones or other devices;

•	life cycles of our existing product lines;

•	the effects of anticipated and actual introduction of new products and services on our existing product lines;

•	changes in consumer, business and wireless carrier preferences for our products and services;

•	failure to achieve product cost and operating expense targets;

•	changes in and competition for consumer and business spending;

•	failure by our third-party manufacturers or suppliers to meet our quantity and quality requirements for products or product components in a timely manner;

•	failure to add, replace or ramp up third-party manufacturers or suppliers in a timely manner;

•	a diminished market presence and decline in sales outside of the United States;

•	seasonality of demand for some of our products;

•	changes in terms, pricing or promotional programs;

•	variations in product costs or the mix of products sold;

•	excess inventory or insufficient inventory to meet demand; and

•	litigation brought against us.

Any of the foregoing factors could have an adverse effect on our business, results of operations, operating cash flows and financial condition.

If we fail to develop and introduce new products and services successfully and in a cost-effective and timely manner, we will not be able to compete effectively and our ability to generate revenues and operating cash flows will suffer.

We operate in a highly competitive, rapidly evolving environment, and our success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to our customers and end users with acceptable quality, prices and terms, or if the effort of migrating from existing products and services to new products and services is considered to be excessive by end users, we will not be able to compete effectively and our ability to generate revenues will suffer. The development of new products and services is very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to accurately anticipate technological trends or our end users’ needs or preferences, are unable to complete the development of products and services in a cost-effective and timely fashion or are unable to appropriately ramp production to fulfill customer demand, we will be unable to successfully introduce new products and services into the market or compete with other providers. Even if we complete the development of our new products and services in a cost-effective and timely manner, they may not gain traction in the market at anticipated levels or at all.

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

There is significant competition from makers of smartphones that differentiate their products in part through alternative OS software. A number of competitors offer alternative Windows Mobile OS products. Google is heading a group that has introduced the Android OS for which several of our competitors have developed and are developing products. The LiMo Foundation is another consortium that is developing a Linux-based mobile OS. Other competitors have or are developing proprietary operating systems, including Apple’s OS X, Nokia’s Symbian OS, RIM’s Blackberry OS and various Linux-based operating systems. Still other competitors, such as Samsung and LG, are developing products that have a combination of keyboards, touchscreens and advanced media functionality that compete with smartphones like ours and that use proprietary and other alternative operating systems. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments and our existing and potential customers and end users. Moreover, some of the largest wireless carriers have joined the consortiums developing or indicated their support for rival operating systems, including the LiMo Foundation and Android, respectively. Wireless carriers may demonstrate a preference for rival operating systems, thereby giving preference to our competitor’s products and making acceptance of our products more difficult among our key wireless carrier partners. In addition, this could require us to raise the performance and differentiation standards for the operating systems that we offer in order to remain competitive.

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

Our Palm webOS service offerings represent a new service to consumers that we have not provided before. We cannot assure you that we will be able to implement these new services successfully, in a timely manner, or at all. If we are unable to deliver this new service effectively, or in a way that satisfies our customers and end users, our business and operating cash flows may suffer. Even if we are able to deliver this new service effectively, its delivery may require more resources, both financial and otherwise, than originally anticipated, which could restrict our ability to develop new products and services and/or grow or maintain our business.

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

Our products are complex and must meet stringent user requirements. In addition, we warrant that our products will be free of defect for one year after the date of purchase. In Europe, we are required in some countries to provide a two-year warranty for certain defects. In addition, certain of our master purchase agreements with wireless carriers include epidemic failure clauses with low thresholds that we have in some instances exceeded. If invoked, these clauses may entitle the wireless carrier to return or obtain credits for products in inventory or to cancel outstanding purchase orders.

In addition, we must develop our hardware and software application products quickly to keep pace with the rapidly changing mobile devices market, and we have a history of frequently introducing new products, software and software updates. Products and software as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products and software may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage claims, penalties, duties to repair, litigation and recalls and jeopardize our relationship with wireless carriers. End users may also reject or find issues with our products and have a right to return them even if the products are free from errors or defects. In either case, returns or quality issues could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, additional contractual obligations to wireless carriers, warranty claims and litigation, any of which could harm our business, results of operations, operating cash flows and financial condition.

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

If our liquidity diminishes, we may be forced to reduce spending, research and development activities, marketing activities and other programs that are important to the future success of our business, including growing our business domestically and internationally. In addition, if our liquidity substantially decreases, it may affect our business relationships with our customers and/or our suppliers who may seek more restrictive payment terms, assurances regarding our ability to meet our obligations and to sustain regular business operations and other concessions. If this were to happen, our need for cash resources would be intensified.

Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the sustained commercial success of Palm Pre and Palm Pixi;

•	the timely launch and commercial success of future products based on our Palm webOS; and

•	our ability to manage operating expenses and capital spending and to successfully manage our growth.

To fund growth opportunities or if our liquidity continues to diminish, we may find it necessary or advisable to seek additional funding. Our corporate credit rating may make it difficult to obtain funding in the securities and credit markets as well as under our existing credit facilities. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, or at all, we may be unable to adequately fund our business plans and it could have a negative effect on our business, results of operations, operating cash flows and financial condition. In addition, if funds are available, the issuance of equity securities or securities convertible into equity could dilute the value of shares of our existing common stock and other equity securities and cause the market price of our common stock to fall. The issuance of additional debt or incurrence of borrowing could impose restrictive covenants in addition to those to which we are already subject under our existing credit facility, which could impair our ability to engage in certain business transactions and to grow our business.

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

Our future results of operations and operating cash flows depend substantially on the commercial success of smartphones in general and our smartphones in particular, including Palm Pre, Palm Pixi and products that are under development. For the six months ended November 30, 2009, revenues from sales of smartphones and related products constituted more than 95% of our consolidated revenues. If revenues from our smartphones fail to meet expectations, our operating cash flows may suffer. The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. Recessionary economic conditions have created a challenging environment in the smartphone market, including declining average selling prices and increased competition. If we are unable to adequately respond to changes in demand for our products, our results of operations and operating cash flows could be adversely affected. In addition, as our products and product categories mature and face greater competition, and if these recessionary economic conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products or we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations, operating cash flows and financial condition.

This reliance on the success of our industry and trends in our industry is compounded by the size of our organization, our focus on smartphone-related products and services and the limited number of smartphone product lines we currently have available. These factors also make us more dependent on investments of our limited resources. For example, we face many resource allocation decisions, such as: where to focus our research and development, geographic sales and marketing and partnering efforts; which aspects of our business to outsource; which operating systems and email solutions to support; and how to manage product life cycles and support among our products. Given the size of our organization and undiversified nature of our product lines, if our Palm Pre, Palm Pixi or other new products do not generate substantial and sustained market success and revenues, or if we otherwise do not appropriately invest our resources, our business, results of operations, operating cash flows and financial condition could be adversely affected.

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

The markets for our products are highly competitive, and we expect increased competition and pressure on our average selling prices in the future, particularly as companies from established industry segments, such as mobile handset, personal computer, operating system, internet search, GPS and consumer electronics, enter these markets or increasingly expand and market their competitive product offerings or both.

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

Our devices compete with a variety of mobile devices. Our principal competitors in the mobile handset and smartphone market include Apple, Asustek, Dell, Garmin, High Tech Computer or HTC, LG, Motorola, Nokia, Pantech, Personal Communications Devices or PCD, Research in Motion or RIM, Samsung and Sony-Ericsson. In addition, our products compete for a share of disposable income and business spending on consumer electronic and telecommunications products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices, netbooks, tablets, Mobile Internet Devices or MIDs, and other such devices.

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

Successful new product introductions or enhancements by our competitors could cause intense price competition or make our products obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot assure you that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, reduced demand for our products and services, increased expenses, reduced margins and loss of market share. Failure to compete successfully against current or future competitors could harm our business, results of operations, operating cash flows and financial condition.

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

In some cases, we may enter into exclusive relationships with wireless carriers to sell our products within a particular territory. For example, in the case of Palm Pre and Palm Pixi, Sprint will have exclusive distribution rights in the United States for a limited period of time. Although there are benefits from exclusive arrangements, such arrangements eliminate our ability to make the products subject to the exclusivity period available through other wireless carriers during the exclusivity period, may initially limit the sales of such products as a result and may adversely affect the long-term success of such products.

Wireless carriers also significantly affect our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our smartphone products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to develop on a timely basis smartphone products that meet wireless carrier product planning cycles or fail to deliver to wireless carriers sufficient quantities of products in a timely manner and with sufficient quality, those wireless carriers may choose to emphasize similar products from our competitors and reduce their focus on our products, which would have a negative impact on our business, operating cash flows and financial condition.

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

Our largest customer, Sprint, represented 73% of our revenues during the first half of fiscal year 2010 and 43% during fiscal year 2009. Our largest customers represented 60% of our revenues during fiscal year 2009, 65% during fiscal year 2008 and 56% during fiscal year 2007. We determine our largest customers in terms of revenues to be those who individually represent 10% or more of our total revenues for the period. We expect this trend of revenues concentration with our largest wireless carrier customers to continue, and at times increase. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operations, operating cash flows and financial condition. Our ability to replace or find new large customers is necessarily limited due to the limited number of wireless carriers in many territories, including the United States, which is the country where we generate the majority of our revenues.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 66% of our accounts receivable at the end of the first half of fiscal year 2010, compared to 72% of our accounts receivable at the end of fiscal year 2009, 61% of our accounts receivable at the end of fiscal year 2008 and 63% at the end of fiscal year 2007. We determine our largest customers in terms of outstanding customer accounts to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. At the end of the first half of fiscal year 2010 and the end of fiscal year 2009, Sprint’s balance represented 14% and 46%, respectively, of our total customer accounts receivable balance. We expect this trend of significant credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

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

We are required to certify our products with governmental and regulatory agencies, with the wireless carriers for use on their networks and to meet other requirements. These processes can be time consuming, could delay the offering of our smartphone products on wireless carrier networks and could affect our ability to timely deliver products to customers. For example, the Treo Pro was shipped to Sprint in the United States later than expected due to delays in certifying the Treo Pro on Sprint’s network. As a result of delays, wireless carriers may choose to offer, or consumers may choose to buy, similar products from our competitors and reduce their purchases of our products, which would have a negative impact on our smartphone products sales volumes, revenues and gross profit.

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

We outsource all of our manufacturing requirements to third-party manufacturers at their international facilities. In general, our products are manufactured by sole source providers. We depend on these third parties to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. In addition, we generally rely on our third-party manufacturers to place orders with suppliers for the components they need to manufacture our products and to track appropriately the shipment and inventory of those components with our orders. If they fail to place timely and sufficient orders with suppliers and appropriately maintain component inventories, or if they are unable to change such orders, on a timely and cost-effective basis based on our changing forecasts of demand, our revenues and cost of revenues could suffer. Significant unanticipated fluctuations in demand for our products could result in costly excess production of inventories or additional non-cancelable purchase commitments.

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

In some cases, we rely on third-party distribution and warehouse services providers to warehouse and distribute our products. Our contract warehouse facilities are physically separated from our contract manufacturing locations. This requires additional lead-time to deliver products to customers. If we are shipping products near the end of a fiscal quarter, this extra time could result in us not meeting anticipated shipment volumes for that quarter, which may negatively impact our revenues for that fiscal quarter. Moreover, as a result of economic conditions or other factors, our distribution and warehouse services providers may close or move their facilities with little notice to us, which could cause disruption in our ability to deliver products. With little or no notice, these distribution and warehouse services providers could refuse to continue to provide distribution and warehouse services for all or some of our devices, fail to provide the quality of services and security that we require or change the terms under which they provide such services. Any disruption of distribution facility services could have a negative impact on our revenues, results of operations and operating cash flows.

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

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of litigation generally increase the risks associated with intellectual property litigation. Moreover, patent litigation has increased due to the increased numbers of cases asserted by intellectual property licensing entities as well as increasing competition and overlap of product functionality in our markets. Intellectual property licensing entities generally do not generate products or services. As a result, we cannot deter their infringement claims based on counterclaims that they infringe patents in our portfolio or by entering cross-licensing arrangements. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements or to indemnify our customers, licensees, original design manufacturers, or ODMs, and other third parties with whom we have relationships. However, we may not be able to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or injunctions against the development, sale and/or importation of our products. With respect to patent litigation, these risks are exacerbated by the lack of a clear and consistent legal standard for assessing damages in such litigation.

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

We have customers and relationships with suppliers and ODMs in many countries around the world. However, many of these countries do not address misappropriation of intellectual property to the same extent as the United States or deter others from developing similar, competing technologies or intellectual property. Effective protection of patents, copyrights, trademarks, trade secrets and other intellectual property rights may be unavailable, unenforceable or limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from infringing our intellectual property rights, which would reduce our competitive advantage, ability to compete and market share in those regions and negatively impact our business.

We may not be successful in scaling our applications catalog or making content available that is attractive to our end users.

In June 2009, we launched a beta version of an applications catalog to complement our Palm webOS product offerings. While the number of applications in the applications catalog has grown since we launched, the continued expansion and scaling of the applications catalog requires a substantial investment of internal resources for its continued development of the infrastructure, improvement of developer and consumer interfaces and advertising costs. A continued expansion of our online commercial presence may also require significant additional investment in security measures to ensure that the transmission of confidential data, such as payment information, is secure and to augment protection for our servers, network and installed base of users from damage due to intruders, computer viruses, earthquakes, power losses, telecommunications failures and similar events. Applications tied to the internet may also require an interface with third parties over which we have no control. If we are not able to successfully scale, support or market the applications catalog on a timely basis, or if necessary third-party interfaces are not available to support the applications, the sales of our Palm webOS products may suffer, we may not be able to generate revenues to offset our implementation costs, and our future business, operating cash flows and financial condition may be adversely affected.

Growth of the applications catalog is dependent on the continued recruitment of third-party software developers to create software that will be attractive to our Palm webOS products’ end users. These third-party software developers may earn revenues when their applications are downloaded by our end users. Because we operate in a competitive market and our applications catalog is still in its early stages with a limited number of current users, we may not be successful in convincing existing Palm webOS developers to develop additional applications and/or new developers to develop applications for our catalog. Many developers may already have significant relationships with our competitors and may be unwilling to develop applications for Palm webOS products. Further, even if we are successful in continuing to recruit developers, there is no assurance that they will create products that are an attractive complement to our Palm webOS products and will be purchased by our end users. If our applications catalog is unable to attract additional customers, our results of operations, operating cash flows and financial condition may be adversely affected.

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

If we cannot make scheduled payments on our debt, or if we otherwise breach the Credit Agreement or related agreements, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	our debt holders could exercise their rights and remedies against the collateral securing the debt;

•	we may trigger cross-acceleration and cross-default provisions under other agreements; and

•	we could be forced into bankruptcy or liquidation.

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

The Credit Agreement governing the Term Loan and the Revolver contains covenants that may adversely affect our ability to, among other things, finance future operations or capital needs, transfer funds to our subsidiaries or engage in other business activities. Further, the Credit Agreement contains negative covenants limiting our ability and the ability of our subsidiaries to, among other things, incur debt, grant liens, make acquisitions, make certain restricted payments, make investments, sell assets and enter into sale and lease back transactions. Any additional debt we may incur in the future may subject us to further covenants. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.

Our ability to comply with covenants contained in the Credit Agreement governing the Term Loan and Revolver and any agreements governing other indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with the covenants contained in any of the debt agreements described above, for any reason, in addition to other specified events, could result in a default under such debt agreements. In addition, if any such default is not cured or waived, the default could result in an acceleration of debt under the Credit Agreement and our other debt instruments that contain cross-acceleration or cross-default provisions, which could require us to repay or repurchase debt, together with accrued interest, prior to the date it otherwise is due, and that could adversely affect our financial condition. Upon a default or cross-default, the collateral agent, at the direction of the lenders under the Credit Agreement could proceed against the collateral, which includes substantially all of our assets.

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

Subscription accounting guidance applicable to our current and future Palm webOS products, including Palm Pre and Palm Pixi, will result in a significant deferral of associated revenues and related direct product cost of revenues. Changes in generally accepted accounting principles may significantly impact our results of operations and financial condition.

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

In October 2009, the FASB issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. These updates (1) address the ability to account for products or services (deliverables) separately rather than as a combined unit, (2) establish a hierarchy for determining the selling price of a deliverable, (3) eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price, (4) update the scope of software revenue recognition guidance to exclude certain tangible products that contain software that functions together with nonsoftware deliverables to deliver the tangible product’s essential functionality and (5) expand the disclosures. Adoption may either be on a prospective basis or by retrospective application. We are required to adopt these updates for interim or annual periods beginning after June 15, 2010, with early adoption permitted. We currently expect to adopt these updates during the third quarter of fiscal year 2010.

We are currently evaluating the requirements of these updates and have not yet determined the impact on the condensed consolidated financial statements, but we expect the impact of adoption to be material. We currently recognize Palm webOS product revenues and direct product costs on a straight-line basis over the currently estimated economic life of the product of 24 months. As of November 30, 2009, total deferred revenues were $550.8 million and total deferred cost of revenues were $332.7 million. We believe that adoption of these updates will result in the immediate recognition of a substantial portion of these deferred revenues and all of these deferred cost of revenues. The remaining Palm webOS revenues, which are related to future services and deliverables, will be recorded as deferred revenues on our condensed consolidated balance sheets, and amortized into earnings on a straight-line basis over the estimated economic product life. Further, for Palm webOS products delivered after the adoption of these updates, we expect that we will recognize a substantial portion of the product revenues and all of the direct product cost of revenues at the time of delivery, with the remainder of the product revenues being recognized over the estimated economic life of the product.

Accounting authorities continually consider proposals to adopt new and revised accounting standards. Changes in accounting rules and standards have in the past and may in the future continue to have a significant effect on our reported results of operations and financial condition under generally accepted accounting principles. We are unable to predict the effect that such proposals may have on investors’ ability to understand our business, results of operations and financial condition.

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

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	injunctions against importation by the International Trade Commission;

•	changes in foreign currency exchange rates;

•	our ability to hedge against exchange rate risk;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in or interpretation of tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

We hold a variety of interest-bearing ARS that have failed to settle on their respective settlement dates since fiscal year 2008 and are not currently trading. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We may decide to hold these investments for a long time or to sell them at a substantial discount. Maturity dates for these ARS investments range from 2015 to 2052.

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

Our series C derivatives are subject to mark-to-market accounting treatment, and the change in fair market value of the derivatives is reported in our statement of operations each quarter, which has resulted in and may in the future result in reporting significant gains or losses related to these derivatives. For example, in the first half of fiscal year 2010 the decrease in fair market value of our series C derivatives resulted in a non-cash gain of $28.9 million to our results of operations. Because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price – which has historically been volatile—may significantly affect our financial results.

Our ability to utilize our net operating losses may be limited if cumulative changes in ownership of Palm exceed 50%.

We have substantial U.S. federal income tax net operating loss carryforwards. If over a rolling three-year period, the cumulative change in our ownership exceeds 50%, our ability to utilize our net operating losses to offset future taxable income may be limited. We have exceeded this 50% cumulative change threshold since our initial public offering in 2000. While no prior occurrence had a material adverse effect on our ability to use our net operating losses, exceeding the 50% cumulative change threshold during a time when our capitalization is low could have a more significant effect. Recent financing transactions have raised the cumulative change in our ownership within the most recent period. The effect of such transactions on our cumulative change in ownership may limit or otherwise negatively affect the benefits of engaging in financing and other transactions in the future. Furthermore, it is possible that transactions in our stock that may not be within our control may cause us to exceed the 50% cumulative change threshold and may impose a limitation on the utilization of our net operating losses in the future. In the event the usage of these net operating losses is subject to limitation and we are profitable, our future cash flows could be adversely impacted due to our increased tax liability.

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

The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. Since the beginning of fiscal year 2009, our closing stock price has ranged from $1.42 on December 5, 2008 to $17.46 on September 30, 2009. These fluctuations could continue. Among the factors that could affect our stock price are:

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

As of November 30, 2009, the Series B Preferred Stock and Series C Preferred Stock owned by Elevation and its affiliates are convertible into 24% of our outstanding common stock on an as-converted basis and vote on an as-converted basis with our common stock on all matters other than the election of those directors elected solely by the holders of our common stock. Additionally, Elevation and its affiliates hold 10.5 million shares of common stock and warrants to purchase an additional 3.6 million shares of Palm common stock, which, if exercised, would bring their total ownership percentage to 30% as of November 30, 2009. The voting rights of Elevation and its affiliates on an as-converted and an as-exercised basis are capped at 39.9% of the outstanding common stock, and Elevation and its affiliates are prohibited from converting their Series B Preferred Stock and Series C Preferred Stock and exercising their warrants to the extent such conversion or exercise would cause the 39.9% voting limitation to be exceeded. Notwithstanding these voting, conversion and exercise limitations, Elevation has the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. Elevation may have interests that diverge from, or even conflict with, those of Palm or its other stockholders.

Subject to certain exceptions, Elevation has the right under the terms of an amended and restated stockholders’ agreement between Palm and Elevation, or the Amended and Restated Stockholders’ Agreement, to maintain its ownership interest in Palm.

In addition, the terms of the Series B Preferred Stock and Series C Preferred Stock and the Amended and Restated Stockholders’ Agreement provide that Elevation has the right to designate a percentage of Palm’s board of directors proportional to Elevation’s ownership position in Palm. Currently, Elevation has the right to designate, and has designated, two of the members of our eight-member board based on its current ownership percentage.

Certain elements of our relationship with Elevation and our executive officers may discourage other parties from trying to acquire Palm.

The ownership position and governance rights of Elevation could discourage a third party from proposing a change of control or other strategic transaction concerning Palm. Of the eight members of our board of directors, two are Elevation designees and one is an executive officer of Palm. These governance arrangements may discourage a third party from pursuing such transactions with Palm. Also, employment arrangements with our executive officers provide for termination benefits, including acceleration of the vesting of certain equity awards if they terminate their employment for good reason or are terminated without cause following a change of control or within three months prior to a change of control of Palm. Further, in connection with certain change of control transactions in which Elevation maintains a beneficial ownership percentage of at least 7.5% of the surviving entity, it is entitled to retain a seat on the board of directors of the surviving entity. As a result of these factors, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Elevation’s ownership interest.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended November 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
September 1, 2009—September 30, 2009	—	$—	—	$—	$219,037,247
October 1, 2009—October 31, 2009	—	—	—	—	$219,037,247
November 1, 2009—November 30, 2009	—	—	—	—	$219,037,247

	—	$—	—

(1)	Repurchased shares represent the forfeiture of restricted shares upon the termination of an employee and/or shares of Palm common stock that employees deliver back to Palm to satisfy tax-withholding obligations at the settlement of restricted stock vesting. As of November 30, 2009, a total of 215,000 restricted shares may still be repurchased.
(2)	In September 2006, Palm’s board of directors authorized a stock buyback program for Palm to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. Palm currently does not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

At Palm’s annual meeting of stockholders on September 30, 2009, the following proposals were adopted.

Proposal I

To elect two Class I directors to serve a three-year term expiring in 2012 and one Class III director to serve a two-year term expiring in 2011.

Director	Total Votes for Each Director	Total Votes Withheld from Each Director
Robert C. Hagerty (Class I)	87,905,304	31,642,762
Jonathan J. Rubinstein (Class I)	88,263,755	31,284,311
Paul S. Mountford (Class III)	118,109,948	1,438,118

In addition to the directors elected at the annual meeting, Gordon A. Campbell and D. Scott Mercer will continue to serve as directors of Palm. At the annual meeting, the holders of Series B Preferred Stock and Series C Preferred Stock unanimously elected Fred D. Anderson, Rajiv Dutta and Roger B. McNamee as the Preferred Stock Directors of Palm until the next special or annual meeting of stockholders of Palm called for the purpose of electing or removing Preferred Stock Directors, or until their successors have been appointed or elected and qualified.

Proposal II

To adopt and approve the Palm 2009 Stock Plan.

Votes For (1)	Votes Against (1)	Votes Abstained (1)	Non-Votes
106,833,066	28,721,818	392,181	37,528,568

(1)	Based on the conversion ratio in effect as of the record date, or August 3, 2009, each share of Series B Preferred Stock and Series C Preferred Stock was entitled to 117.65 votes and 307.69 votes, respectively, for a total of 53,927,601 votes for the holders of Series B Preferred Stock and Series C Preferred Stock.

Proposal III

To adopt and approve the Palm 2009 Employee Stock Purchase Plan.

Votes For (1)	Votes Against (1)	Votes Abstained (1)	Non-Votes
134,428,076	1,124,277	394,712	37,528,568

(1)	Based on the conversion ratio in effect as of the record date, or August 3, 2009, each share of Series B Preferred Stock and Series C Preferred Stock was entitled to 117.65 votes and 307.69 votes, respectively, for a total of 53,927,601 votes for the holders of Series B Preferred Stock and Series C Preferred Stock.

Proposal IV

To ratify the appointment of Deloitte & Touche LLP as Palm’s independent registered public accounting firm for the fiscal year ending May 28, 2010.

Votes For (1)	Votes Against (1)	Votes Abstained (1)	Non-Votes
172,349,459	354,560	771,614	—

(1)	Based on the conversion ratio in effect as of the record date, or August 3, 2009, each share of Series B Preferred Stock and Series C Preferred Stock was entitled to 117.65 votes and 307.69 votes, respectively, for a total of 53,927,601 votes for the holders of Series B Preferred Stock and Series C Preferred Stock.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/ A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.1	Amended and Restated Bylaws.	10-Q	000-29597	3.2	9/17/09

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/ A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16*	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53†	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54†	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55†	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56†	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57†	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.58†	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59†	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

10.60†	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61†	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

10.62*	Offer Letter from the registrant to Jonathan J. Rubinstein, dated as of June 10, 2009.	10-Q	000-29597	10.62	9/17/09

10.63*	Separation Agreement between the registrant and Edward C. Colligan, dated as of July 10, 2009.	10-Q	000-29597	10.63	9/17/09

10.64	Amendment No. 2 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of September 22, 2009.					X

10.65*	Form of Notice of Grant of Stock Options under 2009 Stock Plan.					X

10.66*	Form of Option Agreement for U.S. Grantees under 2009 Stock Plan.					X

10.67*	Form of Option Agreement for Non-U.S. Grantees under 2009 Stock Plan.					X

10.68*	Form of Restricted Stock Unit Agreement for U.S. Grantees under 2009 Stock Plan.					X

10.69*	Form of Restricted Stock Unit Agreement for Directors under 2009 Stock Plan.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Date: December 22, 2009	By:	/S/ DOUGLAS C. JEFFRIES
Douglas C. Jeffries Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/ A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.1	Amended and Restated Bylaws.	10-Q	000-29597	3.2	9/17/09

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/ A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-K	000-29597	4.1	6/5/07

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16*	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K	000-29597	10.2	7/28/05

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53†	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54†	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55†	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.56†	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57†	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58†	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59†	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

10.60†	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61†	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

10.62*	Offer Letter from the registrant to Jonathan J. Rubinstein, dated as of June 10, 2009.	10-Q	000-29597	10.62	9/17/09

10.63*	Separation Agreement between the registrant and Edward C. Colligan, dated as of July 10, 2009.	10-Q	000-29597	10.63	9/17/09

10.64	Amendment No. 2 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of September 22, 2009.					X

10.65*	Form of Notice of Grant of Stock Options under 2009 Stock Plan.					X

10.66*	Form of Option Agreement for U.S. Grantees under 2009 Stock Plan.					X

10.67*	Form of Option Agreement for Non-U.S. Grantees under 2009 Stock Plan.					X

10.68*	Form of Restricted Stock Unit Agreement for U.S. Grantees under 2009 Stock Plan.					X

10.69*	Form of Restricted Stock Unit Agreement for Directors under 2009 Stock Plan.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.
†	Confidential treatment requested on portions of this exhibit. Unredacted versions of this exhibit have been filed separately with the SEC.