Form 10-Q
period 2010-02-26
PALM INC
filed 2010-04-02
CIK 1100389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 26, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of March 26, 2010, 168,755,045 shares of the Registrant’s Common Stock were outstanding.

Palm, Inc. (*)

(*)	Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

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

Palm, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010 (a)	2009	2010 (a)	2009
Revenues	$349,928	$90,624	$984,170	$649,099
Cost of revenues	302,971	86,414	781,241	509,407

Gross profit	46,957	4,210	202,929	139,692
Operating expenses:
Sales and marketing	98,014	38,059	228,099	140,748
Research and development	51,327	42,786	145,635	139,317
General and administrative	17,968	14,000	48,100	41,539
Amortization of intangible assets	405	884	1,214	2,650
Restructuring charges	535	5,692	9,817	13,515
Casualty loss (recovery)	(3,432)	4,982	(3,432)	4,982
Patent acquisition refund	—	—	—	(1,537)

Total operating expenses	164,817	106,403	429,433	341,214
Operating loss	(117,860)	(102,193)	(226,504)	(201,522)
Gain (impairment) of non-current auction rate securities, net	7,050	(3,960)	5,093	(33,178)
Interest (expense)	(4,518)	(5,941)	(13,653)	(20,521)
Interest income	383	1,039	1,325	5,111
Gain on series C derivatives	96,616	20,573	125,539	20,573
Other income (expense), net	(217)	(3,895)	(233)	(4,708)

Loss before income taxes	(18,546)	(94,377)	(108,433)	(234,245)
Income tax provision (benefit)	(17)	646	(152)	406,425

Net loss	(18,529)	(95,023)	(108,281)	(640,670)
Accretion of series B and series C redeemable convertible preferred stock	3,518	3,004	10,334	7,829

Net loss attributable to common stockholders	$(22,047)	$(98,027)	$(118,615)	$(648,499)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.89)	$(0.76)	$(5.92)

Shares used to compute net loss per common share:
Basic and diluted	167,892	110,529	156,098	109,506

(a)	See Note 3 to the condensed consolidated financial statements

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2010 (a)	May 31, 2009 (a)
ASSETS
Current assets:
Cash and cash equivalents	$376,282	$152,400
Short-term investments	215,634	102,733
Accounts receivable, net of allowance for doubtful accounts of $675 and $350, respectively	104,025	66,452
Inventories	30,619	19,716
Deferred income taxes	174	174
Prepaids and other	16,115	12,104

Total current assets	742,849	353,579

Restricted investments	9,298	9,496
Non-current auction rate securities	4,148	6,105
Property and equipment, net	32,944	31,167
Goodwill	166,320	166,320
Intangible assets, net	41,164	48,914
Deferred income taxes	128	331
Other assets	10,386	12,428

Total assets	$1,007,237	$628,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$189,335	$105,628
Deferred revenues	31,533	5,684
Accrued restructuring	4,491	6,090
Current portion of long-term debt	4,000	4,000
Series C derivatives	82,047	—
Other accrued liabilities	289,727	211,300

Total current liabilities	601,133	332,702

Non-current liabilities:
Long-term debt	387,000	390,000
Non-current deferred revenues	19,001	624
Non-current tax liabilities	6,286	5,783

Series B redeemable convertible preferred stock, $0.001 par value, 325 shares authorized and outstanding; aggregate liquidation value: $325,000	272,961	265,412
Series C redeemable convertible preferred stock, $0.001 par value, 100 shares authorized; 51 shares outstanding; aggregate liquidation value: $51,000	18,782	40,387

Stockholders’ deficit:
Preferred stock, $0.001 par value, 125,000 shares authorized: Series A: 2,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; outstanding: 168,701 shares and 139,687 shares, respectively	169	140
Additional paid-in capital	1,242,896	854,649
Accumulated deficit (see Note 19)	(1,542,720)	(1,262,375)
Accumulated other comprehensive income	1,729	1,018

Total stockholders’ deficit	(297,926)	(406,568)

Total liabilities and stockholders’ deficit	$1,007,237	$628,340

(a)	See Note 3 to the condensed consolidated financial statements

See notes to condensed consolidated financial statements.

Palm, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended February 28,
	2010 (a)	2009
Cash flows from operating activities:
Net loss	$(108,281)	$(640,670)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	16,594	15,098
Stock-based compensation	23,575	19,375
Amortization of intangible assets	7,750	9,551
Amortization of debt issuance costs	2,350	2,355
Recognized loss on property and equipment	710	—
Deferred income taxes	203	412,237
Realized losses (gains) on short-term investments	(541)	3,282
Excess tax benefit related to stock-based compensation	(235)	(119)
(Gain) impairment of non-current auction rate securities, net	(5,093)	33,178
Gain on series C derivatives	(125,539)	(20,573)
Changes in assets and liabilities:
Accounts receivable	(37,142)	61,141
Inventories	(10,662)	51,669
Prepaids and other	(1,626)	3,491
Accounts payable	83,687	(61,910)
Accrued restructuring	(1,511)	908
Deferred revenues	44,226	—
Other accrued liabilities	82,606	(5,124)

Net cash used in operating activities	(28,929)	(116,111)

Cash flows from investing activities:
Purchase of property and equipment	(19,164)	(9,599)
Purchase of short-term investments	(371,932)	(61,518)
Sale of short-term investments	256,631	52,235
Purchase of restricted investments	(500)	(2,000)
Sale of restricted investments	698	862
Sale of non-current auction rate securities	7,050	—

Net cash used in investing activities	(127,217)	(20,020)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	359,570	—
Proceeds from issuance of common stock, employee stock plans	26,010	6,455
Proceeds (payments) related to issuance of series C units, net	(826)	99,204
Excess tax benefit related to stock-based compensation	235	119
Repayment of debt	(5,129)	(12,555)
Cash distribution to stockholders	(270)	(259)

Net cash provided by financing activities	379,590	92,964

Effects of exchange rate changes on cash and cash equivalents	438	(2,984)
Change in cash and cash equivalents	223,882	(46,151)
Cash and cash equivalents, beginning of period	152,400	176,918

Cash and cash equivalents, end of period	$376,282	$130,767

Other cash flow information:
Cash paid for income taxes	$2,133	$2,671

Cash paid for interest	$9,024	$17,947

(a)	See Note 3 to the condensed consolidated financial statements

See notes to condensed consolidated financial statements.

Palm, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Palm, Inc. (“Palm,” the “Company,” “us,” “we” or “our”), without audit, pursuant to the rules of the Securities and Exchange Commission, or SEC. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Palm’s financial position as of February 28, 2010, and the results of operations for the three and nine months ended February 28, 2010 and 2009 and cash flows for the nine months ended February 28, 2010 and 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Palm’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future period. Palm’s condensed consolidated financial statements reflect retrospective application, as applicable, to include the impact of adoption of updates to revenue recognition accounting standards during the third quarter of fiscal year 2010 (see Note 3 to Palm’s condensed consolidated financial statements).

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

In January 2009, Palm sold units, or the Series C Units, to Elevation, each of which consists of one share of Palm’s series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of Palm’s common stock, or the Detachable Warrants. Elevation purchased additional shares during Palm’s underwritten public offerings in March 2009 and September 2009. On an as-converted and an as-exercised basis, the Series B Preferred Stock, Series C Preferred Stock, common stock and warrants currently owned by Elevation represents 30% of Palm’s voting shares as of February 28, 2010. As of February 28, 2010, Elevation was entitled to designate two members to Palm’s board of directors.

Palm’s largest customers, Sprint and Verizon, represented 53% and 32%, respectively, of Palm’s revenues during the nine months ended February 28, 2010. Sprint and Verizon represented 2% and 90%, respectively, of Palm’s revenues during the three months ended February 28, 2010. Of Palm’s total customer accounts receivable balance, Verizon’s balance represented 66% as of February 28, 2010.

Palm’s 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest to August 31, November 30 and February 28. Fiscal years 2010 and 2009 both contain 52 weeks. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

2.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, updated its disclosure requirements related to fair value measurements. The update requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements as well as the reasons for the transfers. The update also requires new disclosures for activity in Level 3 fair value measurements, including amounts for purchases, sales, issuances and settlements provided on a gross basis, in the reconciliation for Level 3 fair value measurements. Palm is required to adopt the disclosure requirements for significant transfers in and out of Level 1 and Level 2 fair value measurements for the fiscal quarter beginning with Palm’s fourth quarter of fiscal year 2010. Palm is required to adopt the disclosure requirements to provide Level 3 fair value measurements activity on a gross basis for the fiscal year beginning with Palm’s first quarter of fiscal year 2012. Palm is currently evaluating the effect that the adoption of these disclosure requirements will have on its condensed consolidated financial statements, but does not expect it to have a material impact.

3.	Revenue Recognition

In October 2009, the FASB issued updates to the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. During the third quarter of fiscal year 2010, Palm elected to early adopt the updates to the revenue recognition standards by retrospective application. These updates (1) address the ability to account for products or services (deliverables) separately rather than as a combined unit, (2) establish a hierarchy for determining the selling price of a deliverable, (3) eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price, (4) update the scope of software revenue recognition guidance to exclude certain tangible products that contain software that functions together with nonsoftware deliverables to deliver the tangible product’s essential functionality and (5) expand the disclosures. Prior to the updates, Palm accounted for its Palm webOS products and services pursuant to the software revenue recognition guidance. As a result of early adopting the updates, these products and services are now scoped out of the software revenue recognition guidance and are accounted for pursuant to the multiple-deliverable and other general revenue recognition guidance. The retrospective application of these updates impacts the recognition of revenues related to all Palm webOS products and results in recognition of a substantial portion of the product revenues and all of the direct product cost of revenues at the time of delivery, with the remainder of the product revenues being recognized over the estimated life of the product. The effect of these updates on revenues and any direct effects which result from the changes in revenue recognition have been reflected for all periods presented. As of November 30, 2009, the day before Palm adopted these updates, total deferred revenues were $550.8 million and total deferred cost of revenues were $332.7 million. As a result, the adoption of these updates and retrospective application resulted in a material impact to Palm’s condensed consolidated financial statements for the three and nine months ended February 28, 2010, and Palm expects the impact of these updates to be material to its condensed consolidated financial statements for fiscal year 2010 and all subsequent reporting periods. Palm’s condensed consolidated balance sheet as of May 31, 2009 also reflects the impact of this adoption by retrospective application.

Centro, Treo and other non-Palm webOS smartphone products have one deliverable and revenues are recognized at the time of delivery. There is no change to the method of accounting for these products as a result of these updates to the accounting standards.

Multiple-Deliverable Arrangements and Valuation Assumptions

Palm expects to periodically provide services and unspecified software free of charge to customers of Palm webOS products. These services and unspecified software, along with the tangible smartphone product, represent multiple deliverables under Palm’s sales arrangements for Palm webOS products. Under the previous accounting standards, Palm was unable to separate the deliverables for accounting purposes since it was unable to establish vendor specific objective evidence, or VSOE, of the selling price for the undelivered elements in the arrangement and therefore recognized all of the revenues and related direct product cost of revenues for Palm webOS products on a ratable basis over the product’s estimated life, which resulted in significant deferred revenues and deferred cost of revenues balances at the time of delivery.

As a result of the new accounting standards, Palm separated its two deliverables in connection with its arrangements for the sale of Palm webOS products. The first deliverable is the Palm webOS smartphone product, which represents both the tangible product and the included software that functions with the hardware to provide the product’s essential functionality, and includes warranty and related services. Revenues and related direct product cost of revenues, including estimates of liability for warranty and related service costs, are recognized at the time of delivery. The second deliverable represents a subscription to future services and unspecified software relating to Palm webOS products that end users have the right to receive on a when-and-if-available basis. Revenues associated with the second deliverable are recorded as deferred revenues and recognized ratably on a straight-line basis over the estimated economic life of the associated Palm webOS smartphone product, which is currently 24 months. If Palm offers specified upgrade rights to its customers in connection with Palm webOS products for future delivery, this will represent a separate deliverable, and Palm will determine the selling price of this separate deliverable and defer commencement of revenue recognition for the specified upgrade until the future obligation is fulfilled or the right to the specified upgrade expires.

Palm is not able to establish VSOE of selling price for the multiple deliverables in Palm webOS arrangements as the deliverables are not sold separately. Third-party evidence, or TPE, of selling price is determined based on competitor prices for substantially similar deliverables when sold separately. Generally, Palm’s go-to-market strategy differs from that of its peers and its offering contains a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, Palm is unable to reliably determine that similar competitor products’ selling prices are on a stand-alone basis. Therefore, Palm is not able to determine TPE. Palm allocates the revenues associated with each of its two deliverables based on their respective estimated selling prices, or ESP. The ESP represents the price at which Palm would transact a sale if each deliverable were sold on a stand-alone basis. Palm established the ESP for each of its deliverables by considering multiple factors, including, but not limited to, cost-plus model analyses allowing for internal costs and/or margin objectives, management’s pricing strategies and the competitive landscape. Significant judgment was used in determining the ESP, including expectations about future shipment volumes, product costs, assumptions regarding margin objectives, an assessment of the competitive landscape and Palm’s assumptions regarding the purchasing preferences of its end users, including Palm’s belief that its end users would not be willing to pay more than a nominal amount for future services and unspecified software on a when-and-if-available basis. Palm regularly reviews its selling price assumptions and maintains internal controls over the establishment and updates of these estimates.

Palm’s ESP for the subscription for future deliverables falls within a relatively narrow range of value, subject to the estimates described above. For each of the fiscal quarters ended February 28, 2010, November 30, 2009, August 31, 2009 and May 31, 2009, Palm’s ESP was estimated at $22 per unit of Palm webOS products, which fell within this range and represents Palm’s best estimate of selling price for these periods.

Adjustments to Condensed Consolidated Statements of Operations

Palm began shipping its Palm webOS products to customers during the fourth quarter of fiscal year 2009. As a result of adopting these new accounting standards by retrospective application, Palm recognized additional revenues related to the Palm webOS smartphone product for each period in which these products were shipped, net of estimated liability for returns.

The impact of adopting these new accounting standards on Palm’s revenues is summarized in the following table (in thousands):

	Three Months Ended		Fiscal Year Ended	Three Months Ended
	November 30, 2009	August 31, 2009	May 31, 2009	May 31, 2009
Revenues:
Revenues (as reported) prior to adoption	$78,113	$68,004	$735,872	$86,773
Additional net revenues recognized as a result of adoption	210,237	277,888	25,198	25,198

Revenues (as adjusted) after adoption	$288,350	$345,892	$761,070	$111,971

Prior to the adoption of the new accounting standards, Palm deferred all of its direct product cost of revenues for Palm webOS smartphones delivered to customers at the time of delivery and recognized them on a ratable basis over the estimated economic product life and recorded product warranty and related service costs for Palm webOS products as incurred. After the adoption of these new accounting standards, Palm now recognizes direct product cost of revenues at the time of delivery including estimates of liability for warranty and related service costs, which is consistent with the timing of recognition of the associated revenues. As a result of adopting these new accounting standards by retrospective application, Palm recognized additional cost of revenues related to the Palm webOS smartphone product for each period in which these products were shipped.

The impact of adopting these new accounting standards on Palm’s cost of revenues is summarized in the following table (in thousands):

	Three Months Ended		Fiscal Year Ended	Three Months Ended
	November 30, 2009	August 31, 2009	May 31, 2009	May 31, 2009
Cost of revenues:
Cost of revenues (as reported) prior to adoption	$72,629	$70,788	$576,113	$66,706
Additional cost of revenues recognized as a result of adoption	138,554	196,299	17,901	17,901

Cost of revenues (as adjusted) after adoption	$211,183	$267,087	$594,014	$84,607

The impact of adopting these new accounting standards on Palm’s operating loss, loss before income taxes, net loss, net loss attributable to common stockholders and net loss per common share is summarized in the following table (in thousands, except per share amounts):

	Three Months Ended		Fiscal Year Ended	Three Months Ended
	November 30, 2009	August 31, 2009	May 31, 2009	May 31, 2009
Operating loss:
Operating loss (as reported) prior to adoption	$(134,464)	$(127,452)	$(264,809)	$(63,287)
Adjustment as a result of adoption	71,683	81,589	7,297	7,297

Operating loss (as adjusted) after adoption	$(62,781)	$(45,863)	$(257,512)	$(55,990)

Loss before income taxes:
Loss before income taxes (as reported) prior to adoption	$(82,129)	$(161,030)	$(327,923)	$(93,678)
Adjustment as a result of adoption	71,683	81,589	7,297	7,297

Loss before income taxes (as adjusted) after adoption	$(10,446)	$(79,441)	$(320,626)	$(86,381)

Net loss:
Net loss (as reported) prior to adoption	$(81,929)	$(161,095)	$(732,188)	$(91,518)
Adjustment as a result of adoption	71,683	81,589	7,297	7,297

Net loss (as adjusted) after adoption	$(10,246)	$(79,506)	$(724,891)	$(84,221)

Net loss attributable to common stockholders:
Net loss attributable to common stockholders (as reported) prior to adoption	$(85,373)	$(164,467)	$(753,473)	$(104,974)
Adjustment as a result of adoption	71,683	81,589	7,297	7,297

Net loss attributable to common stockholders (as adjusted) after adoption	$(13,690)	$(82,878)	$(746,176)	$(97,677)

Net loss per common share (basic and diluted):
Net loss per common share (as reported) prior to adoption	$(0.54)	$(1.17)	$(6.51)	$(0.78)
Adjustment as a result of adoption	0.45	0.58	0.06	0.05

Net loss per common share (as adjusted) after adoption	$(0.09)	$(0.59)	$(6.45)	$(0.73)

If Palm had not adopted these new accounting standards during the third quarter of fiscal year 2009, Palm’s revenues and cost of revenues for the three months ended February 28, 2010 would have been lower by approximately $234.8 million and $160.0 million, respectively. Accordingly, Palm’s operating loss, loss before income taxes, net loss and net loss attributable to common stockholders for the three months ended February 28, 2010 would also have been similarly affected.

Adjustments to Condensed Consolidated Balance Sheets

As a result of the adoption of the new accounting standards by retrospective application, Palm no longer defers all of the revenues and direct product cost of revenues associated with shipments of Palm webOS smartphone product, which began during the fourth quarter of fiscal year 2009. The impact of adopting these new accounting standards on Palm’s condensed consolidated balance sheet as of May 31, 2009 is summarized in the following table (in thousands):

	As Reported May 31, 2009	Adjustments	As Adjusted May 31, 2009
Deferred cost of revenues	$14,896	$(14,896)	$—

Total assets	$643,236	$(14,896)	$628,340

Deferred revenues	$18,429	$(12,745)	$5,684

Other accrued liabilities (a)	$208,295	$3,005	$211,300

Total current liabilities	$342,442	$(9,740)	$332,702

Non-current deferred revenues	$13,077	$(12,453)	$624

Stockholders’ deficit:
Common stock	$140	$—	$140
Additional paid-in capital	854,649	—	854,649
Accumulated deficit	(1,269,672)	7,297	(1,262,375)
Accumulated other comprehensive income	1,018	—	1,018

Total stockholders’ deficit	$(413,865)	$7,297	$(406,568)

Total liabilities and stockholders’ deficit	$643,236	$(14,896)	$628,340

(a)     Includes accruals for product warranty and related services for Palm webOS products which reflect management’s best estimate of probable liability for its product warranties and related services. Prior to the adoption of these updates to the accounting standards, Palm recorded product warranty and related service costs for Palm webOS products as incurred. See Note 14 to Palm’s condensed consolidated financial statements.

Adjustments to Condensed Consolidated Statements of Cash Flows

There were no changes to net cash flows from operating, investing or financing activities for any of the periods presented as a result of the adoption of these new accounting standards.

The impact of adopting these new accounting standards on Palm’s consolidated cash flows from operations for the year ended May 31, 2009 is summarized in the following table (in thousands):

	As Reported for the Year Ended May 31, 2009	Adjustments	As Adjusted for the Year Ended May 31, 2009
Cash flows from operating activities:
Net loss	$(732,188)	$7,297	$(724,891)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash charges	502,944	—	502,944
Changes in assets and liabilities:
Accounts receivable	48,425	—	48,425
Inventories	47,571	—	47,571
Prepaids and other	4,542	—	4,542
Accounts payable	(54,883)	—	(54,883)
Accrued restructuring	(361)	—	(361)
Deferred revenues	12,530	(10,302)	2,228
Other accrued liabilities	(17,092)	3,005	(14,087)

Net cash used in operating activities	$(188,512)	$—	$(188,512)

The impact of adopting these new accounting standards on Palm’s condensed consolidated cash flows from operations for the three months ended August 31, 2009 is summarized in the following table (in thousands):

	As Reported for the Three Months Ended August 31, 2009	Adjustments	As Adjusted for the Three Months Ended August 31, 2009
Cash flows from operating activities:
Net loss	$(161,095)	$81,589	$(79,506)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash charges	49,398	—	49,398
Changes in assets and liabilities:
Accounts receivable	(9,945)	2,600	(7,345)
Inventories	(7,939)	—	(7,939)
Prepaids and other	(543)	—	(543)
Accounts payable	(7,252)	—	(7,252)
Accrued restructuring	(278)	—	(278)
Deferred revenues	114,474	(100,278)	14,196
Other accrued liabilities	(21,929)	16,089	(5,840)

Net cash used in operating activities	$(45,109)	$—	$(45,109)

The impact of adopting these new accounting standards on Palm’s condensed consolidated cash flows from operations for the six months ended November 30, 2009 is summarized in the following table (in thousands):

	As Reported for the Six Months Ended November 30, 2009	Adjustments	As Adjusted for the Six Months Ended November 30, 2009
Cash flows from operating activities:
Net loss	$(243,024)	$153,272	$(89,752)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash charges	7,661	—	7,661
Changes in assets and liabilities:
Accounts receivable	(5,236)	4,600	(636)
Inventories	(18,787)	—	(18,787)
Prepaids and other	(4,631)	—	(4,631)
Accounts payable	59,383	—	59,383
Accrued restructuring	(908)	—	(908)
Deferred revenues	201,451	(174,898)	26,553
Other accrued liabilities	(24,368)	17,026	(7,342)

Net cash used in operating activities	$(28,459)	$—	$(28,459)

4. Fair Value Measurements

Financial instruments measured at fair value on a recurring basis as of February 28, 2010 and May 31, 2009 are classified based on the valuation technique level in the table below (in thousands):

	Fair Value Measurements as of February 28, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$251,884	$251,884	$—	$—
Federal government obligations	74,991	74,991	—	—
Short-term investments:
Federal government obligations	215,317	215,317	—	—
Corporate notes/bonds	317	—	317	—
Restricted investments, money market funds	8,522	8,522	—	—
Non-current auction rate securities	4,148	—	—	4,148

Total assets at fair value	$555,179	$550,714	$317	$4,148

Liabilities:
Warrant derivative liability	$14,778	$—	$14,778	$—
Conversion feature derivative liability	67,269	—	—	67,269

Total series C derivatives	$82,047	$—	$14,778	$67,269

	Fair Value Measurements as of May 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents, money market funds	$85,330	$85,330	$—	$—
Short-term investments:
Federal government obligations	101,502	101,502	—	—
Corporate notes/bonds	1,231	—	1,231	—
Restricted investments, money market funds	9,085	9,085	—	—
Non-current auction rate securities	6,105	—	—	6,105

Total assets at fair value	$203,253	$195,917	$1,231	$6,105

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

As of February 28, 2010, Palm did not have observable inputs for the valuation of its investments in auction rate securities, or ARS, and its derivative related to the conversion feature of the Series C Preferred Stock, or the Conversion Feature. Palm’s methodology for valuing these instruments are described in Notes 8 and 19, respectively, to Palm’s condensed consolidated financial statements.

The following tables provide a summary of changes in fair value of Palm’s Level 3 financial instruments for the three and nine months ended February 28, 2010 (in thousands):

	Asset Financial Instruments Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Non-current auction rate securities, beginning of period	$4,148	$6,105
Total losses (realized/unrealized) (1):
Included in net loss	—	(1,957)

Non-current auction rate securities, end of period	$4,148	$4,148

(1)	The primary cause of the decline in fair value of Palm’s ARS was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.

	Liability Financial Instruments Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Conversion feature derivative liability, beginning of period	$146,909	$—
Total gains (realized/unrealized) (1):
Included in net loss	(79,640)	(104,089)
Application of new accounting standard (see Note 19)	—	171,358

Conversion feature derivative liability, end of period	$67,269	$67,269

(1)	During the three and nine months ended February 28, 2010, the primary cause of the change in fair value of the Conversion Feature is the change in the price of Palm’s common stock during the period.

As of February 28, 2009, Palm did not have observable inputs for the valuation of its non-current auction rate securities. Palm’s methodology for valuing these assets is described in Note 8 to Palm’s condensed consolidated financial statements. The following table provides a summary of changes in fair value of Palm’s Level 3 financial assets for the three and nine months ended February 28, 2009 (in thousands):

	Asset Financial Instruments Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009
Non-current auction rate securities, beginning of period	$13,257	$29,944
Total gains (losses) (realized/unrealized) (1):
Included in net loss	(3,960)	(33,178)
Included in other comprehensive (loss)	—	12,531

Non-current auction rate securities, end of period	$9,297	$9,297

(1)	The primary cause of the decline in fair value of Palm’s ARS was an increase in the estimated required rates of return used to discount the estimated future cash flows over the estimated life of each security.

Palm has not elected to adopt the fair value option for any eligible financial instruments during the three or nine months ended February 28, 2010. Palm may decide to exercise the option when Palm first recognizes an eligible item or enters into an eligible firm commitment when business reasons support doing so in the future.

5. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended February 28, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Numerator:
Net loss	$(18,529)	$(95,023)	$(108,281)	$(640,670)
Amount allocable to series B and series C redeemable convertible preferred stock	—	—	—	—
Accretion of series B and series C redeemable convertible preferred stock	3,518	3,004	10,334	7,829

Net loss attributable to common stockholders	$(22,047)	$(98,027)	$(118,615)	$(648,499)

Denominator:
Shares used to compute basic and diluted net loss per common share (weighted average shares outstanding during the period, excluding shares of restricted stock subject to repurchase)	167,892	110,529	156,098	109,506

Basic and diluted net loss per common share	$(0.13)	$(0.89)	$(0.76)	$(5.92)

Palm’s Series B Preferred Stock and Series C Preferred Stock are entitled to receive, on an as-converted basis, the same type and amount of dividends as Palm’s common stock, and are therefore considered participating securities that must be included in the calculation of earnings per share using the two-class method. Under the two-class method, basic and diluted earnings per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.

For the three and nine months ended February 28, 2010, 14.3 million and 15.8 million weighted-average share-based payment awards and warrants to purchase Palm common stock, respectively, 38.2 million weighted-average shares of Series B Preferred Stock and 15.7 million weighted-average shares of Series C Preferred Stock were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. For the three and nine months ended February 28, 2009, 22.8 million and 21.7 million weighted-average share-based payment awards and warrants to purchase Palm common stock, respectively, 38.2 million weighted-average shares of Series B Preferred Stock and 16.6 million and 5.5 million weighted-average shares of Series C Preferred Stock, respectively, were excluded from the computation of diluted net loss per common share because the inclusion of such items would be antidilutive to the loss. To determine the shares of preferred stock excluded because the inclusion of such shares would be antidilutive, the Series B Preferred Stock and Series C Preferred Stock are assumed to be converted to common shares at conversion prices of $8.50 per share and $3.25 per share, respectively.

6. Stock-Based Compensation

Determining Fair Value

Palm relies primarily on the Black-Scholes option valuation model to determine the fair value of stock options and employee stock purchase plan, or ESPP, shares. The determination of the fair value of share-based payment awards on the date of grant using an option valuation model is affected by Palm’s stock price as well as assumptions regarding a number of complex variables. These variables include Palm’s expected stock price volatility over the term of the awards, projected employee stock option exercise behavior, expected risk-free interest rate and expected dividends.

The ESPP offering period in October 2009 was valued using the following assumptions: risk-free interest rate of 0.5%, volatility of 73%, option term of 1.3 years, dividend yield of 0.0% and weighted average fair value at the date of purchase of $7.76 per share. There have been no other offerings during fiscal year 2010 through the end of the third quarter of fiscal year 2010. The ESPP offering period in October 2008 was valued using the following assumptions: risk-free interest rate of 1.8%, volatility of 55%, option term of 1.3 years, dividend yield of 0.0% and weighted average fair value at the date of purchase of $2.36 per share.

The key assumptions used in the Black-Scholes option valuation model to determine the fair value of stock options granted during the three and nine months ended February 28, 2010 and 2009 are provided below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Assumptions applicable to stock options:
Risk-free interest rate	1.9%	1.5%	2.1%	2.6%
Volatility	68%	72%	68%	56%
Option term (in years)	3.7	3.9	3.7	3.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average per share fair value at date of grant	$5.65	$2.01	$7.57	$2.40

During the first quarter of fiscal year 2010, Palm entered into a separation agreement with Palm’s former chief executive officer. Under the terms of the separation agreement, portions of unvested Palm stock options, shares of Palm restricted stock and Palm restricted stock units, or RSUs, had their vesting accelerated during the first quarter of fiscal year 2010. Also, additional shares will vest on July 12, 2010 if compliance with the agreement is maintained. Any options to acquire Palm common stock which are vested or might vest pursuant to the separation agreement will remain outstanding and exercisable until January 12, 2011, resulting in a post-termination exercise period of approximately 18 months. The fair value of the modified awards was calculated using the Black-Scholes option valuation model with the following assumptions: expected life of 18 months, an average risk-free interest rate of 1.0%, a dividend yield of 0% and volatility of 75%. Based on Palm’s closing stock price as of June 10, 2009, the date the separation agreement was finalized, the incremental fair value of these modifications and these accelerations was $4.9 million. The additional shares that vest on July 12, 2010, if compliance with the terms of the agreement is maintained, are subject to quarterly mark-to-market adjustments because Palm’s former chief executive officer is no longer an employee and the conditions for the awards to vest have been pre-determined. Based on Palm’s closing stock price as of the end of the quarter, the additional awards that vest on July 12, 2010, conditional upon compliance with the agreement, had a fair value of $0.5 million. The fair value of these additional awards will be recognized during fiscal year 2010. As of February 28, 2010, Palm has recognized $0.3 million related to these additional shares.

Palm uses the straight-line attribution expensing method to recognize share-based compensation expense for options, restricted stock units and awards granted beginning June 1, 2006. Compensation expense for all share-based awards granted prior to June 1, 2006 is recognized using the accelerated expensing method.

A summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended February 28, 2010 and 2009 is as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Statement of operations classifications:
Cost of revenues	$426	$291	$1,454	$1,068
Sales and marketing	999	868	2,839	3,022
Research and development	2,220	2,487	6,568	8,038
General and administrative	2,132	1,703	7,475	6,058
Restructuring charges	(164)	694	5,239	1,189

	$5,613	$6,043	$23,575	$19,375

Palm had no stock-based compensation costs capitalized as part of the cost of an asset.

Income Tax Benefits Recorded in Stockholders’ Deficit

The total income tax benefit realized from stock option exercises and ESPP rights for the three and nine months ended February 28, 2010 was less than $0.1 million and $0.2 million, respectively. The total income tax benefit realized from stock option exercises and ESPP rights for the three and nine months ended February 28, 2009 was less than $0.1 million and $1.9 million, respectively.

Stock-Based Options and Awards Activity

A summary of Palm’s stock option program is as follows (dollars and shares in thousands, except per share data):

	Outstanding Options		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	Number of Shares	Weighted Average Exercise Price Per Share
Options vested and expected to vest as of February 28, 2010	15,808	$8.12	4.8	$11,842
Options exercisable as of February 28, 2010	9,872	$6.84	4.3	$9,940

The aggregate intrinsic value represents the difference between Palm’s closing stock price on the last trading day of the fiscal period, which was $6.09 as of February 28, 2010, and the option exercise price of the shares for options that were in the money multiplied by the number of options outstanding. Total intrinsic value of options exercised was $6.6 million and $39.8 million for the three and nine months ended February 28, 2010, respectively, and $1.7 million and $8.9 million for the three and nine months ended February 28, 2009, respectively.

During the nine months ended February 28, 2010, Palm granted 5.2 million options to Palm employees. Also during the nine months ended February 28, 2010, Palm employees exercised 4.8 million options to purchase shares of Palm common stock and forfeited 1.5 million options due to termination of employment.

As of February 28, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $29.2 million, which is expected to be recognized over the next 2.7 years.

During the nine months ended February 28, 2010, Palm granted 215,000 shares of restricted stock to current executives. Also during the nine months ended February 28, 2010, in connection with the separation agreement signed in June 2009 with Palm’s former chief executive officer, 191,000 shares of restricted stock vested and were released and 54,000 shares were canceled and repurchased by Palm.

As of February 28, 2010, total unrecognized compensation costs related to non-vested restricted stock awards was $2.8 million, which is expected to be recognized over the next 3.4 years.

A summary of Palm’s restricted stock unit program is as follows (dollars and units in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Restricted stock units vested and expected to vest as of February 28, 2010	469	$9.69	1.0	$2,859

During the nine months ended February 28, 2010, Palm granted 0.3 million RSUs to Palm employees and 0.6 million shares vested and were released. Also during the nine months ended February 28, 2010, Palm employees forfeited 0.1 million RSUs due to termination of employment.

As of February 28, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $3.4 million, which is expected to be recognized over the next 1.8 years.

During the nine months ended February 28, 2010 and 2009, Palm employees purchased 0.7 million and 0.7 million shares, respectively, of Palm common stock under the ESPP at a weighted-average purchase price of $4.66 and $4.25, respectively. The intrinsic value of the shares purchased was $9.4 million and $1.2 million for the nine months ended February 28, 2010 and 2009, respectively. As of February 28, 2010, total unrecognized compensation costs related to the ESPP was $1.6 million, which is expected to be recognized over the next 0.4 years.

7.	Comprehensive Loss

The components of comprehensive loss are (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Net loss	$(18,529)	$(95,023)	$(108,281)	$(640,670)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale investments	(38)	(1,051)	450	(1,439)
Net unrealized gains (losses) on non-current auction rate securities	—	(3,960)	7,000	(20,647)
Net recognized (gains) losses on non-current auction rate securities included in results of operations	(7,000)	3,960	(7,000)	33,178
Net recognized (gains) losses on available-for-sale investments included in results of operations	—	3,282	(541)	3,282
Accumulated translation adjustments	(359)	(95)	802	(4,271)

	$(25,926)	$(92,887)	$(107,570)	$(630,567)

8.	Cash and Available-For-Sale and Restricted Investments and Non-Current Auction Rate Securities

As of February 28, 2010 and May 31, 2009, there was no difference between the amortized costs, or carrying values, of Palm’s restricted investments and non-current auction rate securities and their respective fair values. As of February 28, 2010 and May 31, 2009, Palm’s cash and cash equivalents and short-term investments balance reflected total net unrealized losses of less than $0.1 million and $0.1 million, respectively. As of February 28, 2010 and May 31, 2010, Palm’s investments with unrealized losses were federal government obligations with gross unrealized losses of a de minimus amount.

As of February 28, 2010, Palm’s investments in federal government obligations had stated maturities that were due within one year and its investments in corporate debt securities had stated maturities that were due after three years.

As of February 28, 2010, Palm held a variety of interest-bearing ARS investments that represent investments in pools of assets, including preferred stock, collateralized debt obligations and credit derivative products. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Beginning in fiscal year 2008 and continuing through fiscal year 2010, auctions for Palm’s investments in these securities failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and Palm will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2015 to 2052. Palm currently classifies all of these investments as non-current auction rate securities in its condensed consolidated balance sheets because of Palm’s continuing inability to determine when these investments will settle.

Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Palm’s investments in ARS do not currently have a readily determinable market value because they are not currently trading nor has Palm observed sufficient market inputs. As of February 28, 2010, the total par value of Palm’s investments in ARS was $54.7 million and the estimated fair value was $4.1 million.

During the second quarter of fiscal year 2010, Palm received notification of a tender offer for certain series of ARS representing investments in pools of credit-linked notes, including those held by Palm at that time. Just prior to Palm’s receipt of the tender offer, Palm’s ARS investments representing pools of credit-linked notes had a par value of $15.0 million and a carrying value of $0 as a result of pre-tax other-than-temporary impairment charges recognized through fiscal year 2009. Upon settlement of the tender offer during the third quarter of fiscal year 2010, Palm recorded a gain of $7.1 million in its condensed consolidated statements of operations related to the sale of these ARS investments, which represented the total cash received by Palm for these investments related to the tender offer.

As of February 28, 2010 and May 31, 2009, Palm used a discounted cash flow model to estimate the fair value of its investments in ARS which incorporated the total expected future cash flows of each security and an estimated market-required rate of return. Expected future cash flows were calculated using estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Because the estimated fair values of Palm’s investments in ARS represent their expected future cash flows, which is less than Palm’s amortized cost, Palm concluded that the impairment of each of its investments in ARS was an other-than-temporary credit loss, and as a result, recognized all of the related losses in its condensed consolidated statements of operations, which was $2.0 million for the nine months ended February 28, 2010. For the year ended May 31, 2009, Palm determined there was a decline in the fair value of its ARS investments of $23.4 million, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the year ended May 31, 2009, Palm concluded that the impairment of certain ARS investments previously considered temporary was other-than-temporary and the associated unrealized losses of $12.5 million as of May 31, 2008 were recognized as additional pre-tax impairments of non-current auction rate securities, with a corresponding decrease in accumulated other comprehensive income.

As of February 28, 2010, Palm adjusted the amortized cost basis of each security to the current net present value of expected cash flows, because the expected cash flows were less than the current amortized cost. Palm believes it is more likely than not that it would expect to sell these investments before the full recovery of Palm’s amortized cost. Because Palm’s estimate of fair value for these securities is based on expected cash flows, the amount of total other-than-temporary impairment on ARS and debt securities relates only to credit loss and not to other factors.

9.	Inventories

Inventories consist of the following (in thousands):

	February 28, 2010	May 31, 2009
Finished goods	$4,181	$9,299
Work-in-process and raw materials	26,438	10,417

	$30,619	$19,716

10.	Goodwill and Intangible Assets

Goodwill was $166.3 million as of both February 28, 2010 and May 31, 2009. During fiscal year 2009, goodwill decreased by less than $0.1 million due to adjustments relating to the Handspring acquisition primarily for the recognition of foreign tax loss carryforwards and liabilities. Pursuant to a new accounting standard effective June 1, 2009, all adjustments to goodwill will be recorded as an increase or reduction of income tax provision (benefit) for the fiscal year in which the changes occur.

Intangible assets consist of the following (dollars in thousands):

	Weighted Average Amortization Period (Months)	February 28, 2010			May 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Brand	238	$28,700	$(6,698)	$22,002	$28,700	$(5,613)	$23,087
ACCESS Systems licenses	60	44,000	(32,500)	11,500	44,000	(27,400)	16,600
Acquisition related:
Core technology	83	13,670	(6,013)	7,657	13,670	(4,577)	9,093
Non-compete covenants	36	520	(515)	5	520	(386)	134

		$86,890	$(45,726)	$41,164	$86,890	$(37,976)	$48,914

Amortization expense related to intangible assets was $2.6 million and $2.6 million for the three months ended February 28, 2010 and 2009, respectively, and $7.8 million and $9.6 million for the nine months ended February 28, 2010 and 2009, respectively. Amortization of the ACCESS Systems licenses and core technology are included in cost of revenues.

The following table presents the estimated future amortization of intangible assets (in thousands):

Years Ended May 31,
Remaining three months of fiscal year 2010	$2,541
2011	9,965
2012	6,561
2013	3,361
2014	2,883
2015	1,447
Thereafter	14,406

$41,164

11.	Income Taxes

The income tax benefit for the three months ended February 28, 2010 represented (0.1)% of pre-tax loss, which includes foreign and state income taxes of $0.2 million which were more than offset by the tax benefit related to a federal refundable credit of $0.3 million. The income tax benefit for the nine months ended February 28, 2010 represented (0.1)% of pre-tax loss, which includes foreign and state income taxes of $1.8 million which were more than offset by the tax benefit related to a federal refundable credit of $0.8 million and an alternative minimum tax, or AMT, refund claim of $1.2 million.

During the three and nine months ended February 28, 2010, Palm recognized less than $0.1 million of previously unrecognized tax benefits as a result of evaluation of new facts, circumstances and information. Palm recorded adjustments of $0.3 million and $0.2 million to the amount of interest related to the unrecognized tax benefits for the three and nine months ended February 28, 2010, respectively.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which extended the carryback of net operating losses for both federal regular tax and AMT. The income tax benefit related to this Act was recorded in the second quarter of fiscal year 2010.

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

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition of tax benefits. The total amount of gross unrecognized tax benefits as of February 28, 2010 was $53.9 million, which, if recognized, would affect the effective tax rate. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

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

The Term Loan and Revolver mature in April 2014 and October 2012, respectively. As of February 28, 2010, the interest rate on the Term Loan was based on three-month LIBOR plus 3.50%, or 3.76%. The weighted-average effective interest rates were 3.77% and 5.11% for the three months ended February 28, 2010 and 2009, respectively, and 3.79% and 5.96% for the nine months ended February 28, 2010 and 2009, respectively. As of February 28, 2010, Palm has not used the Revolver.

Palm paid issuance costs of $18.9 million related to the Credit Agreement, which will be amortized to interest expense over the life of the debt using the effective yield method. Total debt issuance costs of $0.8 million were amortized to interest expense for each of the three months ended February 28, 2010 and 2009, respectively, and $2.4 million and $2.4 million were amortized to interest expense for the nine months ended February 28, 2010 and 2009, respectively. The remaining balance of unamortized costs was $11.6 million as of February 28, 2010, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $8.5 million was included in other assets. The remaining balance of unamortized costs was $13.9 million as of May 31, 2009, of which $3.1 million was included in prepaids and other on Palm’s condensed consolidated balance sheet and $10.8 million was included in other assets.

The Credit Agreement requires Palm to prepay the outstanding balance of the Term Loan using all net cash proceeds Palm receives from the issuance of additional debt or from the disposition of assets outside the ordinary course of business (subject to threshold and reinvestment exceptions). As of February 28, 2010, Palm was not required to make any mandatory prepayments on its Term Loan pursuant to any of these requirements. On an annual basis after each fiscal-year end, Palm is also required to prepay the Term Loan in an amount between 25% and 75% of excess cash flow for the fiscal year, as defined in the Credit Agreement. If Palm elects to make additional prepayments of the Term Loan in excess of those required under the Credit Agreement, Palm will be responsible to pay call premiums of (i) 102% in the second year and (ii) 101% in the third year. Palm is permitted to make voluntary prepayments on the Revolver at any time without premium or penalty.

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

13.	Redeemable Convertible Preferred Stock

A summary of activity related to issuance and accretion of the Series B Preferred Stock and Series C Preferred Stock is as follows (in thousands):

	Series B Redeemable Convertible Preferred Stock	Series C Redeemable Convertible Preferred Stock
Balances, May 31, 2008	$255,671	$—
Gross cash proceeds from issuance of series C units	—	100,000
Amount allocated to series C derivative	—	53,410
Amount allocated to detachable warrants	—	(21,966)
Amount allocated to beneficial conversion feature	—	(51,941)
Issuance costs	—	(1,598)

Net proceeds at issuance of series C redeemable convertible preferred stock	—	77,905
Additional issuance costs	—	(62)
Conversion of series C redeemable convertible preferred stock into common stock	—	(49,000)
Accretion of series B and series C redeemable convertible preferred stock	9,741	11,544

Balances, May 31, 2009	265,412	40,387
Reallocation of proceeds of series C redeemable convertible preferred stock as a result of adoption of a new accounting standard (see Note 19)	—	(24,390)
Accretion of series B and series C redeemable convertible preferred stock	7,549	2,785

Balances, February 28, 2010	$272,961	$18,782

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

Palm utilizes contract manufacturers to build its products. These contract manufacturers acquire components and build products based on demand forecast information supplied by Palm, which typically covers a rolling 15- to 18-month period. Consistent with industry practice, Palm acquires inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover Palm’s forecasted product requirements for periods ranging from 30 to 120 days. In certain instances, these agreements allow Palm the option to cancel, reschedule and/or adjust its requirements based on its business needs. In some instances Palm also makes commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of Palm’s purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2010 and May 31, 2009, Palm’s cancelable and non-cancelable commitments to third-party manufacturers and component suppliers for their inventory on-hand and component commitments related to the manufacture of Palm products were $208.5 million and $352.7 million, respectively.

In accordance with Palm’s policy, Palm also accrues the cost for any inventory component purchase commitments with third-party manufacturers and component suppliers that are determined to be in excess of anticipated demand based on forecasted product sales. As of February 28, 2010 and May 31, 2009, Palm had estimated inventory component purchase commitments in excess of anticipated demand of $53.1 million and $14.4 million, respectively, which were reported in other accrued liabilities related to these commitments.

Palm entered into purchase and licensing agreements for a total of $7.0 million. Under the terms of the agreements, Palm agreed to make quarterly payments through December 2009. The net present value of these payments was amortized using the effective yield method. The remaining amount due under the agreements was $0 and $2.1 million as of February 28, 2010 and May 31, 2009, respectively, and was included in other accrued liabilities.

Palm accrues for royalty obligations to certain technology and patent holders based on (1) unit shipments of its products, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of February 28, 2010 and May 31, 2009, Palm had estimated royalty obligations of $47.9 million and $38.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for its financial position as of February 28, 2010 or on the results reported for the three or nine months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of February 28, 2010 and May 31, 2009, Palm had $9.3 million and $9.5 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to Palm’s policy, these foreign exchange forward contracts have maturities of 35 days or less. As of February 28, 2010, Palm’s outstanding notional contract value, which approximates fair value, was $5.4 million which settled within 28 days. Palm did not have any foreign exchange forward contracts outstanding as of May 31, 2009. Palm does not enter into derivatives for speculative or trading purposes. See Note 19 to the condensed consolidated financial statements for further discussion of Palm’s derivative and hedging activity.

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

Palm’s product warranty and related services accrual reflects management’s best estimate of probable liability for its product warranties and related services. Management determines the warranty and related service liability based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and its experience with products in production or distribution.

Changes in the product warranty and related services accrual are (in thousands):

	Nine Months Ended February 28,
	2010 (a)	2009
Balances, beginning of period	$36,338	$40,185
Payments made	(44,444)	(46,922)
Expense taken related to product sold during the period	55,938	47,371
Change in estimated liability for pre-existing warranties	(9,878)	1,096

Balances, end of period	$37,954	$41,730

(a)	Amounts presented reflect adjustments made as a result of the adoption of updates to the revenue accounting standards by retrospective application. See Note 3 to Palm’s condensed consolidated financial statements.

15.	Equity Issuance

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

The restructuring actions initiated in the second quarter of fiscal year 2009 included workforce reductions of 190 regular employees across all geographic regions, and facilities removed from service. Palm took these restructuring actions to better align its cost structure with its then current revenues expectations. During the first quarter of fiscal year 2010, Palm recorded additional charges related to additional severance costs partially offset by adjustments related to the settlement of the lease.

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

The first quarter of fiscal year 2008 restructuring actions included facilities costs relating to property and equipment disposed of or removed from service. As of February 28, 2010, the balance consists of lease commitments, payable over one year, offset by estimated sublease proceeds of $0.2 million.

The fourth quarter of fiscal year 2001 restructuring actions included facilities costs related to lease commitments for space no longer intended for use. As of February 28, 2010, the balance consists of lease commitments, payable over two years, offset by estimated sublease proceeds of $5.1 million.

Accrued liabilities related to restructuring actions consist of (in thousands):

	Q1 2010 Action	Q2 2009 Action		Q3 2008 Action		Q2 2008 Action	Q1 2008 Action	Q4 2001 Action
	Workforce Reduction Costs	Workforce Reduction Costs	Excess Facilities, Discontinued Project and Other Costs	Workforce Reduction Costs	Excess Facilities and Equipment Costs	Discontinued Project Costs	Excess Facilities and Equipment Costs	Excess Facilities Costs	Total
Balances, May 31, 2008	$—	$—	$—	$686	$1,260	$1,704	$470	$3,938	$8,058
Restructuring charges (adjustments)	—	12,795	3,461	144	(80)	76	88	(350)	16,134
Cash payments	—	(11,041)	(146)	(830)	(39)	(874)	(116)	(668)	(13,714)
Write-offs	—	(1,189)	(1,489)	—	(1,141)	(451)	(118)	—	(4,388)

Balances, May 31, 2009	—	565	1,826	—	—	455	324	2,920	6,090
Restructuring charges (adjustments)	9,757	294	(234)	—	—	—	—	—	9,817
Cash payments	(3,691)	(743)	(590)	—	—	(455)	(41)	(569)	(6,089)
Write-offs	(5,239)	—	—	—	—	—	(88)	—	(5,327)

Balances, February 28, 2010	$827	$116	$1,002	$—	$—	$—	$195	$2,351	$4,491

17.	Casualty Loss (Recovery)

During the third quarter of fiscal year 2009, certain of Palm’s smartphone products, with a recorded inventory value of $5.0 million, were stolen from one of Palm’s third-party-operated warehouses. As a result, Palm recorded a casualty loss for this amount in its condensed consolidated statements of operations for the three and nine months ended February 28, 2009. During the fourth quarter of fiscal year 2009 and the third quarter of fiscal year 2010, Palm received $5.3 million and $3.4 million, respectively, in net cash insurance proceeds covering the loss of the recorded inventory value plus a portion of its selling price in accordance with Palm’s insurance policy. As a result, Palm recorded a net recovery for these amounts in its condensed consolidated statements of operations during the periods in which they were received.

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

In September and October 2005, five purported consumer class action lawsuits were filed against Palm, four in the U.S. District Court for the Northern District of California (Moya v. Palm, Berliner v. Palm, Loew v. Palm, and Geisen v. Palm) and one in the Superior Court of California for Santa Clara County (Palza v. Palm), on behalf of all purchasers of Palm Treo 600 and Treo 650 products. All five complaints allege in substance that Palm made false or misleading statements regarding the reliability of its Treo 600 and 650 products in violation of various California laws, that the products have certain alleged defects, and that Palm breached its warranty of these products. The complaints seek unspecified damages, restitution, disgorgement of profits and injunctive relief. In September 2005, a purported consumer class action lawsuit entitled Gans v. Palm was filed against Palm in the U.S. District Court for the Northern District of California on behalf of all purchasers of the Treo 650 product. The complaint alleges that, in violation of various California laws, Palm made false or misleading statements regarding automatic email delivery to the Treo 650 product. The complaint seeks unspecified damages, restitution, disgorgement of profits and injunctive relief. Palm removed the Palza case to the U.S. District Court for the Northern District of California. Subsequently, all six cases were consolidated before a single judge in that Court and the plaintiffs provided a consolidated, amended complaint. The parties have agreed to a tentative settlement. On January 7, 2008, the Court granted preliminary approval of a settlement of this action and Palm provided notice to the settlement class members. A hearing to determine final settlement approval was conducted on

May 23, 2008 and on July 9, 2008 the Court issued an Order approving the settlement with respect to the class and dismissing claims of the settlement class with prejudice. Intervenors at the hearing filed an appeal of the Court’s ruling on August 11, 2008. On September 25, 2008, the appellate court dismissed it as being untimely and the District Court ruling therefore became final. On January 6, 2010, a class member filed a Notice of Appeal of the attorneys’ fees award to class counsel. The appeal is pending. The terms of the Order issued by the Court and the subsequent award of attorneys’ fees and incentive awards, if upheld on appeal, will result in a resolution not material to Palm’s financial position.

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

On May 18, 2007, Intermec Inc. filed suit against Palm in the United States District Court for the District of Delaware. In the lawsuit, entitled Intermec Technologies Corp., Inc. v. Palm, Inc., Intermec alleges direct and indirect infringement of five patents and seeks unspecified compensatory and treble damages and to enjoin Palm from future infringement. In August 2007, Palm filed counterclaims against Intermec including allegations of infringement by Intermec of two Palm patents. Palm seeks compensatory damages and to permanently enjoin Intermec from future infringement. A combined claim construction and summary judgment hearing was held in January 2010 but no rulings have been issued. No trial date is currently scheduled.

On December 19, 2008, Saxon Innovations, LLC (“Saxon”) filed a complaint with the U.S. International Trade Commission (the “ITC”) against Palm and others alleging infringement of two Saxon patents, U.S. Patent Nos. 5,235,635 (the “’635 patent”) and 5,530,597 (the “’597 patent”) (a third Saxon patent, U.S. Patent No. 5,608,873 (the “’873 patent”), was identified in the complaint but not asserted against Palm) and seeking to bar importation into the U.S. and subsequent sale of certain electronic devices, such as smartphones, cellular telephones, and television remote controls, that contain various third-party applications processors. The ITC instituted Certain Electronic Devices, Including Handheld Wireless Communications Devices, Investigation No. 337-TA-667 (the “667 Investigation”) on January 15, 2009. On February 18, 2009, Administrative Law Judge Robert K. Rogers Jr. (“ALJ Rogers”) denied Saxon’s motion to amend its complaint to add Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLP (collectively, “Samsung”) as respondents in the pending 667 Investigation. Shortly thereafter, on February 23, 2009, Saxon filed a complaint with the ITC alleging infringement of the three above patents against Samsung. The ITC instituted Certain Electronic Devices, Including Handheld Wireless Communications Devices, Investigation No. 337-TA-673 (the “673 Investigation”), against Samsung on March 25, 2009. On April 23, 2009, ALJ Rogers issued Order No. 8 in the pending 667 Investigation granting the Commission Investigative Staff’s motion to consolidate the 673 Investigation with the 667 Investigation (the “Consolidated Investigation”), and extended the target date for completion of the Consolidated Investigation to June 24, 2010. On May 14, 2009, Saxon filed a motion for leave to amend its complaint against Palm to allege infringement of the ’873 patent. ALJ Rogers denied Saxon’s motion on June 11, 2009. On June 23, 2009, Saxon filed a motion to partially terminate the Consolidated Investigation by withdrawing all allegations related to the ’635 patent. ALJ Rogers granted Saxon’s motion on July 8, 2009 leaving only the accusation of infringement of the ’597 patent against Palm in the Consolidated Investigation. Presently, the two remaining respondents in the Consolidated Investigation are Palm and Samsung. ALJ Rogers conducted a 7 day hearing commencing on October 26, 2009. In January 2010 the parties reached a settlement and Saxon petitioned the ITC to terminate the investigation which the ITC granted on March 2, 2010. The settlement reached was on terms which are not material to Palm’s financial results.

On June 26, 2006, St. Clair Intellectual Property Consultants, Inc. (“St. Clair”) filed suit against Palm and others in the United States District Court for the District of Delaware entitled, St. Clair Intellectual Property Consultants, Inc. v. LG Electronics Inc., et al (the “Palm Case”). St. Clair alleges direct and indirect infringement of four patents related to digital camera technology present on defendants’ devices and seeks unspecified compensatory and treble damages and to enjoin defendants from future infringement. On November 2, 2006, the Court stayed the action pending resolution of a California state court dispute between Kodak and St. Clair regarding ownership of the asserted patents. The district court lifted the stay on October 16, 2008, after the state court case settled pursuant to a memorandum of understanding between the parties conferring ownership of the asserted patents on St. Clair. Magistrate Judge Leonard P. Stark held a claim construction hearing on June 11, 2009 and issued his Report And Recommendation Regarding Claim Construction on November 13, 2009. Judge Joseph J. Farnan adopted Judge Stark’s Report And Recommendation on February 24, 2010. In March 2010, Defendants’ moved the Court to stay the Palm Case pending the appeal to the Court of Appeals for the Federal Circuit by Fuji Photo Film Co. of an action brought by St. Clair in 2003 (the “Fuji Case”). In the Fuji Case, St. Clair asserted the same patents at issue in the current action against Palm and received substantially the same claim construction as issued in the Palm Case. Fuji’s appeal includes challenges to pertinent elements of the claim construction adopted by Judge Farnan in both the Fuji Case and the Palm Case. Defendants’ in the Palm Case also moved the Court to certify the Court’s claim construction order so that defendants could file an immediate appeal to the Federal Circuit. Both motions are in process. A September 7, 2010 trial date has been set in St. Clair’s action against Palm.

19.	Derivative Activities

As of February 28, 2010, Palm had derivative liabilities resulting from the sale of the Series C Units to Elevation in January 2009, which were in the form of the Detachable Warrants and the Conversion Feature. These derivative liabilities were recorded on June 1, 2009 in connection with the adoption of a new accounting standard which changed the requirements for instruments to be considered linked to an entity’s own common stock. As of February 28, 2010, Palm had outstanding foreign exchange forward contracts with a notional value of $5.4 million. Palm did not have any asset or liability derivatives as of May 31, 2009. As of February 28, 2009, Palm had a derivative asset which resulted from one of the provisions of the sale of the Series C Units. This provision allowed for Palm to elect, until March 31, 2009, to cause Elevation to sell up to 49,000 Series C Units to other investors on the same or better terms than on which Elevation acquired the Series C Units, with Palm receiving any net cash proceeds realized upon such a sale, or the Transfer Right. Palm exercised its Transfer Right during the fourth quarter of fiscal year 2009.

Detachable Warrants

As of February 28, 2010, Detachable Warrants allowing holders to purchase 3.6 million shares of Palm’s common stock at an exercise price of $3.25 per share were outstanding and exercisable. The Detachable Warrants expire on October 24, 2014. The exercise price is subject to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. An instrument is considered linked to an entity’s own stock if the settlement amount is equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Detachable Warrants contain a “down-round provision” which would cause the exercise price to decrease if any of the dilution activities described above were to occur at a price less than $3.25 per share, limited to a floor of $2.49 per share, subject to customary anti-dilution provisions, which, effective June 1, 2009, precludes the consideration of the Detachable Warrants as instruments which are linked to Palm’s common stock. As a result, these Detachable Warrants represent a derivative liability, which is adjusted to estimated fair value at the end of each reporting period over the term of the warrants.

Conversion Feature

As of February 28, 2010, 51,000 shares of Palm’s Series C Preferred Stock were outstanding which have a conversion price of $3.25 per share. The conversion price of the Series C Preferred Stock is subject to customary anti-dilution adjustments, including for stock splits, dividends, distributions, rights issuances and certain tender offers or exchange offers. The Conversion Feature contains a “down-round provision” which would cause the conversion price to decrease, limited to a floor of $2.5185 per share, subject to customary anti-dilution provisions, if Palm were to issue or sell additional shares of Palm common stock for a price lower than the conversion price in effect at the time of the issuance or sale and for total consideration greater than $30 million. Effective June 1, 2009, this “down-round provision” precludes the consideration of the Conversion Feature as an instrument which is linked to Palm’s common stock. As a result, the Conversion Feature represents a derivative liability, which is adjusted to estimated fair value at the end of each reporting period until the down-round provision expires on January 9, 2011.

Adjustment to Beginning Accumulated Deficit

As a result of adopting a new accounting standard which changed the requirements for instruments to be considered linked to an entity’s own common stock, Palm recorded an adjustment to beginning accumulated deficit of $172.1 million, which is based on the amount that would have been recorded had Palm recorded a liability for the Detachable Warrants and Conversion Feature at the issuance date of the Series C Units, or January 9, 2009. Using the closing price for Palm’s common stock on June 1, 2009, the first day of Palm’s fiscal year 2010, or $12.19, resulted in an estimated fair value of the Detachable Warrants of $36.2 million and the Conversion Feature of $171.4 million. The fair value of the Detachable Warrants was estimated using the Black-Scholes option valuation model with the following assumptions: contractual term of 5.4 years, a risk-free interest rate of 2.3%, a dividend yield of 0%, and volatility of 71%. Using the closing price of Palm’s common stock on June 1, 2009 of $12.19, the fair value of the Conversion Feature was estimated using the Cox-Ross-Rubinstein binomial stock price model with the following assumptions: contractual redemption date of October 24, 2014, conversion price of $3.25, forced conversion price of $9.75, a dividend yield of 0% and Palm’s estimated risk-adjusted discount rate.

The impact of adopting this new accounting standard for instruments linked to an entity’s own common stock is summarized in the following table (in thousands):

	As Adjusted As of May 31, 2009 (a)	Impact of Adoption	As of June 1, 2009
Series C derivatives	$—	$207,586	$207,586

Series C redeemable convertible preferred stock	$40,387	$(24,390)	$15,997

Stockholders’ deficit
Common stock	$140	$—	$140
Additional paid-in capital	854,649	(11,132)	843,517
Accumulated deficit (see Note 3)	(1,262,375)	(172,064)	(1,434,439)
Accumulated other comprehensive income	1,018	—	1,018

Total stockholders’ deficit	$(406,568)	$(183,196)	$(589,764)

(a)	Amounts presented reflect adjustments made as a result of the adoption of updates to the revenue accounting standards by retrospective application, see Note 3 to Palm’s condensed consolidated financial statements.

Mark-to-Market Adjustments

As of the end of the period, to estimate the fair value of the Detachable Warrants, Palm uses the Black-Scholes valuation model and the following assumptions: the closing price for Palm’s common stock, or $6.09, contractual term of 4.7 years, a risk-free interest rate of 2.3%, a dividend yield of 0%, and volatility of 64%. The change in the estimated fair value was recognized as a non-cash gain on series C derivatives in Palm’s condensed consolidated statements of operations, with a corresponding change in the liability.

As of the end of the period, to estimate the fair value of the Conversion Feature, Palm uses the Cox-Ross-Rubinstein binomial stock price model, which is utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model described above, and the following assumptions: the closing price for Palm’s common stock, or $6.09, contractual redemption date of October 24, 2014, conversion price of $3.25, forced conversion price of $9.75, a dividend yield of 0% and Palm’s currently estimated risk-adjusted discount rate. The change in the estimated fair value was recognized as a non-cash gain on series C derivatives in Palm’s condensed consolidated statements of operations, with a corresponding change in the liability.

A summary of the fair value of Palm’s derivatives is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value of Derivatives As of February 28, 2010
Warrant derivative liability	Series C derivatives	$14,778
Conversion feature derivative liability	Series C derivatives	67,269

Total series C derivatives		$82,047

A summary of the effect of Palm’s derivatives on the condensed consolidated statements of operations is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Statement of Operations	Amount of Gain Recognized for the
		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Warrant derivative liability	Gain on series C derivatives	$16,976	$21,450
Conversion feature derivative liability	Gain on series C derivatives	79,640	104,089

Total gain on series C derivatives		$96,616	$125,539

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Statement of Operations	Amount of Gain Recognized for the
		Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009
Series C derivative	Gain on series C derivatives	$20,573	$20,573

Foreign Exchange Forward Contracts: Palm uses foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets its market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. Palm recorded a net gain (loss) of $(1.7) million and $(0.9) million for the three and nine months ended February 28, 2010, respectively, and $0.6 million and $2.0 million for the three and nine months ended February 28, 2009, respectively, from the revaluation of foreign denominated assets and liabilities, which is included in operating loss in the condensed consolidated statements of operations. Included in these amounts are Palm’s recognized net gains (losses) on its foreign exchange forward contracts of $0.3 million for both the three and nine months ended February 28, 2010 and $0.4 million and $2.9 million for the three and nine months ended February 28, 2009, respectively. Because of the short duration of these contracts in accordance with Palm’s policy, there is no impact to other comprehensive income (loss) for the current or prior-year periods.

20.	Related Party Transactions

In January 2009, Palm sold the Series C Units to Elevation for an aggregate of $100 million. Prior to the sale of the Series C Units, Elevation owned 26% of Palm’s voting shares on an as-converted basis and two of Elevation’s managing directors, Fred D. Anderson and Roger B. McNamee, were members of Palm’s board of directors. Since that transaction, Elevation has continued to own at least 30% of Palm’s voting shares on an as-converted and as-exercised basis and Messrs. Anderson and McNamee have continued to serve on Palm’s board of directors. In March 2009, Palm exercised its right to have Elevation sell 49% of the shares underlying its Series C Units investment, along with newly issued shares, to other investors in a $159.6 million underwritten public offering, for which Palm paid Elevation $49.0 million and from which Palm received the net cash proceeds of approximately $103.5 million. Elevation purchased a total of 8.2 million shares in that offering for an aggregate purchase price of $49.0 million, at the public offering price of $6.00 per share. Elevation purchased an additional 2.2 million shares and Mr. McNamee purchased 0.1 million shares in Palm’s underwritten public offering in September 2009 for an aggregate purchase price of $35.0 million and $2.0 million, respectively, at the public offering price of $16.25 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes to those financial statements included in this Form 10-Q. Our 52-53 week fiscal year ends on the Friday nearest to May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on February 28 and May 31.

We may make statements in this quarterly report, such as statements regarding our plans, objectives, expectations and intentions, that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally are identified by the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “strives,” “strategy,” “plan,” “may,” “will,” “would” and similar expressions and include, without limitation, statements regarding our intentions, expectations and beliefs regarding: our ability to build a more diversified carrier base and product portfolio; mobile products and the mobile product market; our leadership position in mobile products; market dynamics and whether they are favorable to us; our market share; competition and our competitive advantages; our ability to grow our business; our revenue, gross margins, operating income, operating results, sales and marketing expenses, profitability, cash flows and cash consumption (including with respect to the fourth quarter of fiscal year 2010); our ability to improve sell-through of our mobile products; our ability to monitor our operating expenses and keep them in line with our projected sales volumes; pricing and average selling prices for our products; our future cash flow expectations; our corporate strategy; growth and drivers of growth in the smartphone market; consumer demand for, and the drivers of consumer demand for, mobile devices; capitalizing on industry trends and dynamics; economic trends and market conditions; international, political and economic risk; the development and introduction of new products and services; our product offerings and delivery of sophisticated product functionality; our ability to develop and be identified with innovative, easy-to-use mobile products; our ability to respond to customer needs; our customer-focused design approach; customer loyalty and connections to the Palm brand; our ability to create customers’ preference for our products; acceptance of our smartphone products; market demand for our products; the resources that we and our competitors devote to development, promotion and sale of products; our expectations regarding our product lines; the ability of Palm webOS to support a multi-year roadmap of mobile devices and services; the ability of Palm webOS to be a key differentiator and competitive advantage; the importance of owning and integrating the operating platform and device hardware; our product mix; our ability to broaden and expand our wireless carrier relationships; revenue and credit concentration with our largest customers, including Sprint; concentration of bad debt risks and allowances for doubtful accounts; our ability to cause application providers to provide applications for our products; the ability of developers to easily develop products and services to complement Palm webOS; our infrastructure for delivery of Palm webOS software applications and support to end users; the filing of patent applications and issuance of patents; the proliferation of companies acquiring or developing patents to assert offensively; laws, standards and other regulatory requirements and their application to our business; royalty obligations; inventory, channel inventory levels and inventory valuation; repair costs; rights of return; rebates and price protection; product warranty accrual and liability; our forecasted product and manufacturing requirements; the ability of our suppliers to meet our quantity, quality and cost requirements; seasonality in sales of our products; the adequacy of our properties, facilities and operating leases and our ability to secure additional space; our tax strategy; realization and recoverability of our net deferred tax assets; the need to increase our deferred tax asset valuation allowance; utilization of our net operating loss and tax credit carryforwards; our belief that our cash, cash equivalents and short-term investments will be sufficient to satisfy our anticipated cash requirements and debt service or repayment obligations; the necessity or advisability of seeking additional funding; the effects of expansion; acquisition opportunities and our evaluation of such opportunities; our stock repurchase plans; impairment charges in connection with our investments in auction rate securities; the liquidity of, offers relating to, holding periods for and our ability and intent to hold our auction rate securities; the timing and completion of restructuring actions; compensation and other expense reductions; dividends; interest rates; the timing and amount of our cash generation and cash flows; our use of options, restricted stock and restricted stock units; unrecognized compensation cost under our stock plans; stock price volatility; option exercise behavior under our stock plans; vesting, terms and forfeiture of our equity awards; our stock-based compensation valuation models; our defenses to, and the effects and outcomes of, legal proceedings and litigation matters; provisions in our charter documents, Delaware law and a Stockholders’ Agreement and the potential effects of a stockholder rights plan; our relationship with Elevation; our debt obligations, the related interest expense for future periods and the effect of any non-compliance; timing of revenue recognition and direct cost of revenues for Palm webOS products; and the potential impact of our critical accounting policies and changes in financial accounting standards or practices. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” elsewhere herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview and Executive Summary

Palm, Inc. is a provider of mobile products that enhance the lifestyle of individual users and business customers worldwide. Palm creates thoughtfully integrated technologies that better enable people to stay connected with their family, friends and colleagues, access and share information that matters to them most and manage their daily lives on the go. Palm’s products for consumers, mobile professionals and businesses currently include Palm Pre, Palm Pixi, Treo and Centro smartphones, as well as software, services and accessories. Palm products are sold through select Internet, retail, reseller and wireless carrier channels, and at Palm online stores.

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

Revenues—Management reviews many elements to understand our revenue streams. These elements include unit shipments and average selling prices. Revenues are impacted by unit shipments and variations in average selling prices. Unit shipments are determined by supply availability, timing of wireless carrier certification, end user and channel demand and channel inventory. We monitor average selling prices throughout the product life cycle, taking into account market demand and competition.

Margins—We review gross margin in conjunction with revenues to maximize operating performance. We strive to improve our gross margin through disciplined cost and product life-cycle management, supply/demand management and control of our warranty and technical support costs. To achieve desired operating margins, we also monitor our operating expenses closely in an effort to keep them in line with our projected sales volumes.

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

Our current focus is on smartphones, which we define as mobile phones with advanced voice, data and internet capabilities. The market for smartphones is expected to continue to grow considerably as consumers replace their voice-centric cellphones with smartphones. At the same time, the smartphone market is becoming increasingly competitive. The proliferation of new smartphone products is making it more difficult to differentiate our products and to achieve appropriate support from wireless carriers and adoption by consumers. Recently, we have experienced, and our current revenues have been impacted by, slower than expected consumer adoption of our products that resulted in lower than expected order volumes from wireless carriers and the deferral of orders to future periods. We are working closely with our wireless carrier partners to improve sell-through, and we continue to believe that over time we have the potential to increase Palm’s share of the growing smartphone market by successfully executing against our strategic objectives.

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

Revenue Recognition

Revenues are recognized when earned in accordance with applicable accounting standards and guidance. We recognize revenues from sales of mobile devices under the terms of the applicable customer agreement upon transfer of title to the customer, net of estimated returns, provided that the sales price is fixed or determinable, collection is determined to be probable and no significant obligations remain. We expect to periodically provide services and unspecified software free of charge to customers of Palm webOS products. These services and unspecified software, along with the tangible smartphone product, represent multiple deliverables under our sales arrangements for Palm webOS products.

We currently have two deliverables in connection with our arrangements for the sale of Palm webOS products. The first deliverable is the Palm webOS smartphone product, which represents both the tangible product and the included software that functions with the hardware to provide the product’s essential functionality, and includes warranty and related services. Revenues and related direct product cost of revenues, including estimates of liability for warranty and related service costs, are recognized at the time of delivery. The second deliverable represents a subscription to future services and unspecified software relating to Palm webOS products that end users have the right to receive on a when-and-if-available basis. Revenues associated with the second deliverable are recorded as deferred revenues and recognized ratably on a straight-line basis over the estimated economic life of the associated Palm webOS smartphone product, which is currently 24 months. If we offer specified upgrade rights to our customers in connection with Palm webOS products for future delivery, this will represent a separate deliverable, and we will determine the selling price of this separate deliverable and defer commencement of revenue recognition for the specified upgrade until the future obligation is fulfilled or the right to the specified upgrade expires.

We are not able to establish vendor-specific objective evidence, or VSOE, of selling price for the multiple deliverables in Palm webOS arrangements as the deliverables are not sold separately. Third-party evidence, or TPE, of selling price is determined based on competitor prices for substantially similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offering contains a significant level of customization and differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine that similar competitor products’ selling prices are on a stand-alone basis. Therefore, we are not able to determine TPE. We allocate the revenues associated with each of our two deliverables based on their respective estimated selling prices, or ESP. The ESP represents the price at which we would transact a sale if each deliverable were sold on a stand-alone basis. We established the ESP for each of our deliverables by considering multiple factors, including, but not limited to, cost-plus model analyses allowing for internal costs and/or margin objectives, management’s pricing strategies and the competitive landscape. Significant judgment was used in determining the ESP, including expectations about future shipment volumes, product costs, assumptions regarding margin objectives, an assessment of the competitive landscape, and our assumptions regarding the purchasing preferences of our end users, including our belief that our end users would not be willing to pay more than a nominal amount for future services and unspecified software on a when-and-if-available basis. We regularly review our selling price assumptions and maintain internal controls over the establishment and updates of these estimates.

Our ESP for the subscription for future deliverables falls within a relatively narrow range of value, subject to the estimates described above. For each of the fiscal quarters ended February 28, 2010, November 30, 2009, August 31, 2009 and May 31, 2009, our ESP was estimated at $22 per unit of Palm webOS products, which fell within this range and represents our best estimate of selling price for these periods. If our ESP for the subscription for future deliverables had been $4 or 20% higher or lower, our revenues for the nine months ended February 28, 2010 would have decreased or increased by $8 million as compared to our revenues of $984.2 million.

Sales to our customers are subject to agreements allowing for limited rights of return, price protection and rebates. Accordingly, revenues are reduced for our estimates of liability related to these rights. The estimate for returns is recorded at the time the related sale is recognized and is adjusted periodically based on historical rates of returns and other related factors. The reserves for price protection and rebates are recorded at the time these programs are offered. Price protection is estimated based on specific programs, expected usage and historical experience. Rebates are estimated based on specific programs, actual wireless carrier purchase volumes and the expected percentage of customers that will redeem their rebates, which is estimated based on historical experience. Rebate estimates are refined over the program period as actual results are experienced. We have accrued rebate obligations of $85.8 million as of February 28, 2010 which were included in other accrued liabilities. Actual claims for rebates, returns and price protection may vary over time and could differ from our estimates.

Revenues from software arrangements with end users of our devices are recognized upon delivery of the software, provided that collection is determined to be probable and no significant obligations remain.

Warranty Costs

We accrue for product warranty and related service costs based on historical rates of usage as a percentage of shipment levels and the expected repair cost per unit, service policies and our experience with products in production or distribution. If we experience claims or significant changes in costs of services, such as third-party vendor charges, materials or freight, which could be higher or lower than our historical experience, our cost of revenues could differ from our estimates.

Royalty Obligations

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our products, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of February 28, 2010, we had estimated royalty obligations of $47.9 million which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of February 28, 2010 or on the results reported for the three or nine months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

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

In accordance with our policy, we also accrue the cost for any inventory component purchase commitments with third-party manufacturers and component suppliers that are determined to be in excess of anticipated demand based on forecasted product sales. If customer demand subsequently differs from our forecasts, requirements for inventory component purchases could differ from our estimates of the cost of the purchase commitments. As of February 28, 2010 we had estimated inventory component purchase commitments in excess of anticipated demand of $53.1 million which were reported in other accrued liabilities.

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

Non-Current Auction Rate Securities

We hold a variety of interest-bearing auction rate securities, or ARS, that represent investments in pools of assets, including preferred stock, collateralized debt obligations and credit derivative products. Our investments in ARS do not currently have a readily determinable market value because they are not currently trading nor have we observed sufficient market inputs. As of February 28, 2010, the total par value of our investments in ARS was $54.7 million and the estimated fair value was $4.1 million.

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

Series C Derivatives

In January 2009, we sold units, or the Series C Units, to Elevation Partners, L.P., or Elevation, each of which consists of one share of our series C redeemable convertible preferred stock, or Series C Preferred Stock, and a warrant exercisable for the purchase of 70 shares of our common stock, or the Detachable Warrants. In connection with our adoption of a new accounting standard effective June 1, 2009 which changed the requirements for instruments to be considered linked to an entity’s own stock, the Detachable Warrants and the conversion feature of the Series C Preferred Stock, or the Conversion Feature, were recorded as derivative liabilities. An instrument is considered linked to an entity’s own stock if the settlement amount is equal to the difference between the fair value of a fixed number of the entity’s shares and a fixed monetary amount. The Detachable Warrants and the Conversion Feature each contain a “down-round provision” which would cause the exercise price and conversion price, respectively, to decrease, if certain types of dilutive activities were to occur, limited to a pre-determined floor, which precludes the consideration of the Detachable Warrants and the Conversion Feature as instruments which are linked to our common stock. As a result, the Detachable Warrants and the Conversion Feature represent derivative liabilities, which are adjusted to estimated fair value at the end of each reporting period over the contractual term of the derivatives. The change in fair value is recorded as a gain (loss) on series C derivatives in our condensed consolidated statements of operations.

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

Our key critical accounting policies are periodically reviewed with the audit committee of the board of directors.

Results of Operations

Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Revenues	$349,928	$90,624	$259,304	$984,170	$649,099	$335,071

We primarily derive our revenues from sales of our smartphones and accessories. Revenues for the three months ended February 28, 2010 increased 286% from the three months ended February 28, 2009. Smartphone revenues were $349.7 million for the three months ended February 28, 2010, an increase of 351% from $77.5 million for the three months ended February 28, 2009. Handheld revenues decreased $12.9 million as we wound down our handheld product line in order to focus our efforts on our new Palm webOS smartphone products. Smartphone revenues during the three months ended February 28, 2009 were derived from sales of our legacy smartphones and were not impacted by the updates to the revenue accounting standards.

During the three months ended February 28, 2010, net smartphone units shipped were 960,000 units at an average selling price of $367 per unit. During the three months ended February 28, 2009, net smartphone units shipped were 330,000 units at an average selling price of $233 per unit. Smartphone revenues were favorably impacted by an increase of 315 percentage points resulting from the higher net device unit shipments and accessories sales and an increase of 57 percentage points resulting from an increase in average selling prices. This net increase was partially offset by the deferral of revenues related to the subscription for future services and unspecified software related to Palm webOS products under ratable revenue recognition accounting, which resulted in the deferral of revenues representing 21 percentage points. The increase in net smartphone unit shipments is primarily a result of the launches of Palm Pre Plus and Palm Pixi Plus in the United States. The increase in our average selling price is primarily the result of the introduction of our Palm Pre and Palm Pre Plus smartphone products, which carry higher average selling prices than our legacy smartphone products.

International revenues were 4% of worldwide revenues for the three months ended February 28, 2010, compared with 15% for the three months ended February 28, 2009.

Of the 286% increase in worldwide revenues for the three months ended February 28, 2010 as compared to the three months ended February 28, 2009, 284 percentage points resulted from an increase in United States revenues and 2 percentage points resulted from an increase in international revenues. The effect of accounting for the subscription for future services and unspecified software related to Palm webOS products under ratable revenue recognition accounting resulted in the deferral of revenues representing 18 percentage points in the United States and had no impact internationally. This deferral was more than offset by an increase in our worldwide invoiced shipments of 304% for the three months ended February 28, 2010 as compared to the three months ended February 28, 2009, of which 302 percentage points resulted from an increase in the United States and 2 percentage points resulted from an increase internationally. These increases were primarily the result of increases in average selling prices in both regions and an increase in net device units shipped in the United States. Average selling prices for our units increased 82% internationally and 54% in the United States during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009. The increase in average selling prices in each region is primarily the result of the introductions of Palm Pre and Palm Pre Plus, which carry higher average selling prices. Net device units shipped increased 188% in the United States and decreased 38% internationally during the three months ended February 28, 2010 as compared to the three months ended February 28, 2009. The increase in net device unit shipments in the United States is primarily a result of the launches of Palm Pre Plus and Palm Pixi Plus. The decrease in net device unit shipments internationally is primarily due to lower unit volumes as a result of reduced demand for our legacy smartphone products.

Revenues for the nine months ended February 28, 2010 increased 52% from the nine months ended February 28, 2009. Smartphone revenues were $981.3 million for the nine months ended February 28, 2010, an increase of 69% from $582.3 million for the nine months ended February 28, 2009. Handheld revenues decreased $63.9 million as we wound down our handheld product line in order to focus our efforts on our new Palm webOS smartphone products. Smartphone revenues during the nine months ended February 28, 2009 were derived from sales of our legacy smartphones and were not impacted by the updates to the revenue accounting standards.

During the nine months ended February 28, 2010, net smartphone units shipped were 2,567,000 units at an average selling price of $387 per unit. During the nine months ended February 28, 2009, net smartphone units shipped were 2,055,000 units at an average selling price of $282 per unit. Smartphone revenues were favorably impacted by an increase of 39 percentage points resulting from the higher net device unit shipments and accessories sales and an increase of 37 percentage points resulting from the increase in average selling prices. This net increase was partially offset by the deferral of revenues related to the subscription for future services and unspecified software related to Palm webOS products under ratable revenue recognition accounting, which resulted in the deferral of revenues representing 7 percentage points. The increase in net device unit shipments is primarily a result of the launches of our Palm webOS products during the first nine months of fiscal year 2010. The increase in our average selling price is primarily the result of the introduction of Palm Pre and Palm Pre Plus.

International revenues were 15% of worldwide revenues for both the nine months ended February 28, 2010 and 2009.

Of the 52% increase in worldwide revenues for the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009, 45 percentage points resulted from an increase in United States revenues and 7 percentage points resulted from an increase in international revenues. The effect of accounting for the subscription for future services and unspecified software related to Palm webOS products under ratable revenue recognition accounting resulted in the deferral of revenues representing 6 percentage points in the United States and 1 percentage point internationally. These deferrals were more than offset by an increase in our worldwide invoiced shipments of 59% for the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009, of which 51 percentage points resulted from an increase in the United States and 8 percentage points resulted from an increase internationally. These increases were primarily the result of increases in average selling prices in both regions and an increase in net device units shipped in the United States. Average selling prices for our units increased 52% internationally and 42% in the United States during the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009. The increase in our average selling price in each region is primarily the result of the introduction of Palm webOS products, which carry higher average selling prices. Net device units shipped increased 10% in the United States and decreased 1% internationally during the nine months ended February 28, 2010 as compared to the nine months ended February 28, 2009. The increase in net device units shipped in the United States is primarily a result of the launches of Palm webOS products in the United States. The decrease in net device units shipped internationally is primarily due to a decline in traditional handheld unit shipments as a result of a market-wide decline in consumer demand for handheld products, partially offset by the launches of Palm webOS products during the first nine months of fiscal year 2010.

Our revenues are being impacted by slower than expected consumer adoption of our products that has resulted in lower than expected order volumes from wireless carriers and the deferral of orders to future periods. Given the level of sell-through of our smartphone products by wireless carriers and the timing of shipments delivered to wireless carriers at the end of the third quarter of fiscal year 2010, we currently expect revenues for the fourth quarter of fiscal year 2010 to be substantially lower than revenues in the preceding quarters of fiscal year 2010.

Cost of Revenues

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Cost of revenues	$302,971	$86,414	$216,557	$781,241	$509,407	$271,834
Percentage of revenues	86.6%	95.4%		79.4%	78.5%

Cost of revenues principally consists of material and transformation costs to manufacture our products, operating system, or OS, costs and other royalty expenses, warranty and technical support costs, freight, scrap and rework costs, the cost of excess or obsolete inventory, supply chain personnel related costs, amortization of acquired technology, depreciation and allocated information technology and facilities costs. Cost of revenues as a percentage of revenues decreased by 8.8 percentage points to 86.6% for the three months ended February 28, 2010 from 95.4% for the three months ended February 28, 2009. Of the decrease in cost of revenues as a percentage of revenues, 16.2 percentage points were primarily the result of the increase in our revenues. We experienced a decrease of 2.1 percentage points as a result of decreased obsolete and excess inventories and reduced scrap and rework costs primarily as a result of a decrease in the inventory of our legacy smartphone products. These decreases were partially offset by an increase of 7.3 percentage points related to increased costs for inventory purchase commitments with third-party manufacturers. During the three months ended February 28, 2010, we recorded cancelation charges of $45.3 million related to inventory purchase commitments in excess of our current forecasted demand. In addition, we experienced an increase of 2.1 percentage points related to warranty costs, primarily as a result of an increase in unit volumes under warranty as compared to the same period last year.

Cost of revenues as a percentage of revenues increased by 0.9 percentage points to 79.4% for the nine months ended February 28, 2010 from 78.5% for the nine months ended February 28, 2009. Of the increase in cost of revenues as a percentage of revenues, 4.3 percentage points were primarily due to the increase in standard costs for our Palm webOS products as well as our efforts to drive sales through pricing actions during the nine months ended February 28, 2010. We experienced an increase of 1.4 percentage points related to increased costs for inventory purchase commitments with third-party manufacturers. During the nine months ended February 28, 2010, we recorded net cancelation charges of $43.8 million related to inventory purchase commitments in excess of our current forecasted demand. These increases in cost of revenues as a percentage of revenues were partially offset by a decrease of 2.5 percentage points related to warranty costs primarily as the result of a lower average per unit repair cost for our Palm webOS smartphone products partially offset by an increase in unit volumes under warranty as compared to the prior year. We experienced a decrease in OS costs and other royalty expenses of 1.4 percentage points as a percentage of revenues primarily due to the shift in mix towards Palm webOS products which carry a lower average OS and other royalty cost per unit than Windows Mobile powered smartphone products, partially offset by an increase as a result of including the amortization of our acquired technology in cost of revenues since the launch of our Palm webOS products during the fourth quarter of fiscal year 2009. We experienced a decrease of 1.1 percentage points as a result of decreased obsolete and excess inventories and reduced scrap and rework costs primarily as a result of a decrease in the inventory of our legacy smartphone products.

We expect gross margins in the fourth quarter of fiscal year 2010 to remain relatively low compared with prior periods of fiscal year 2010.

Sales and Marketing

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Sales and marketing	$98,014	$38,059	$59,955	$228,099	$140,748	$87,351
Percentage of revenues	28.0%	42.0%		23.2%	21.7%

Sales and marketing expenses consist principally of advertising and marketing programs, salaries and benefits for sales and marketing personnel, sales commissions, travel expenses and allocated information technology and facilities costs. Sales and marketing expenses for the three months ended February 28, 2010 increased 158% from the three months ended February 28, 2009. The decrease in sales and marketing expenses as a percentage of revenues is primarily due to the increase in our revenues. The increase in sales and marketing expenses in absolute dollars is primarily due to the following factors. Direct marketing, advertising and product promotional programs increased $58.8 million as a result of increased marketing efforts surrounding the product and carrier launches in the third quarter of fiscal year 2010. Employee- and travel-related expenses increased $2.9 million primarily due to higher average salary and temporary staffing costs to support our product launches. These increases were partially offset by a decrease in our marketing development expenses with our wireless carrier customers of $2.0 million, primarily as a result of lower carrier revenues related to our legacy smartphone products compared to the prior year. We experienced an increase of $0.1 million in stock-based compensation, primarily as a result of higher weighted-average fair value assumptions.

Sales and marketing expenses for the nine months ended February 28, 2010 increased 62% from the nine months ended February 28, 2009. The increase in sales and marketing expenses as a percentage of revenues and in absolute dollars is primarily due to the following factors. Direct marketing, advertising and product promotional programs increased $105.4 million as a result of increased marketing efforts surrounding the product and carrier launches in the first nine months of fiscal year 2010. This increase was partially offset by a decrease in our marketing development expenses with our wireless carrier customers of $15.9 million, primarily as a result of lower carrier revenues related to our legacy smartphone products compared to the prior year. Employee- and travel-related expenses decreased $1.8 million, primarily resulting from the decrease in our average sales and marketing headcount, partially offset by higher temporary staffing costs to support our product launches. We experienced a decrease of $0.2 million in stock-based compensation, primarily as a result of a lower average balance of outstanding awards compared to the prior year partially offset by higher weighted-average fair value assumptions.

We expect our sales and marketing expenses for the fourth quarter of fiscal year 2010 to be lower than the third quarter of fiscal year 2010 in absolute dollars.

Research and Development

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Research and development	$51,327	$42,786	$8,541	$145,635	$139,317	$6,318
Percentage of revenues	14.7%	47.2%		14.8%	21.5%

Research and development expenses consist principally of employee-related costs, third-party development costs, program materials, depreciation and allocated information technology and facilities costs. Research and development expenses for the three months ended February 28, 2010 increased 20% from the three months ended February 28, 2009. The decrease in research and development expenses as a percentage of revenues is primarily due to the increase in our revenues. The increase in research and development expenses in absolute dollars is primarily due to the following factors. Employee- and travel-related expenses increased $7.8 million, resulting from an increase in our average research and development headcount. Outsourced engineering, consulting, project material and certification costs increased $0.9 million from the third quarter of fiscal year 2009 as a result of an increase in costs for building preproduction units, partially offset by a decrease in the utilization of third-party development resources. We experienced a decrease of $0.3 million in stock-based compensation, primarily as a result of a lower average balance of outstanding awards compared to the prior year.

Research and development expenses for the nine months ended February 28, 2010 increased 5% from the nine months ended February 28, 2009. The decrease in research and development expenses as a percentage of revenues is due to the increase in our revenues. The increase in research and development expenses in absolute dollars is primarily due to the following factors. Employee- and travel-related expenses increased $6.4 million, primarily as a result of an increase in our average research and development headcount partially offset by lower recruiting and relocation costs. Outsourced engineering, consulting, project material and certification costs increased $1.4 million from the first nine months of fiscal year 2009 as a result of an increase in costs for building preproduction units, partially offset by a decrease in the utilization of third-party development resources. These increases were partially offset by a decrease of $1.5 million in stock-based compensation, primarily as a result of a lower average balance of outstanding awards compared to the prior year.

General and Administrative

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
General and administrative	$17,968	$14,000	$3,968	$48,100	$41,539	$6,561
Percentage of revenues	5.1%	15.4%		4.9%	6.4%

General and administrative expenses consist principally of employee-related costs, travel expenses and allocated information technology and facilities costs for finance, legal, human resources and executive functions, outside legal and accounting fees, provision for doubtful accounts and business insurance costs. General and administrative expenses for the three months ended February 28, 2010 increased 28% from the three months ended February 28, 2009. The decrease in general and administrative expenses as a percentage of revenues is primarily due to the increase in our revenues. The increase in general and administrative expenses in absolute dollars is primarily due to the following factors. Legal and professional costs increased $2.4 million, primarily as a result of ongoing patent and other litigation defense. We also experienced an increase in employee-related expenses of $1.5 million, primarily due to increased recruiting fees for key management positions and higher variable compensation costs, partially offset by a decrease in our average general and administrative headcount. These increases were partially offset by a decrease in our provision for doubtful accounts of $0.4 million, which is the result of a reduction in our allowance for doubtful accounts taken in the third quarter of fiscal year 2010, reflecting the quality of our accounts receivable while, during the third quarter of fiscal year 2009, we recorded an increase in our allowance for doubtful accounts of $0.2 million. We experienced an increase of $0.4 million in stock-based compensation, primarily as a result of a higher average balance of outstanding awards with higher weighted-average assumptions compared to the same period last year.

General and administrative expenses for the nine months ended February 28, 2010 increased 16% from the nine months ended February 28, 2009. The decrease in general and administrative expenses as a percentage of revenues is primarily due to the increase in our revenues. The increase in general and administrative expenses in absolute dollars is primarily due to the following factors. Legal and professional costs increased $7.7 million, primarily as a result of ongoing patent and other litigation defense. This increase was partially offset by a benefit of $2.2 million recorded upon the completion of a tax audit. We experienced a decrease in employee-related expenses of $0.7 million primarily as a result of a decrease in our average general and administrative headcount. We experienced an increase of $1.4 million in stock-based compensation, primarily as a result of a higher average balance of outstanding awards with higher weighted-average assumptions compared to the same period last year.

Amortization of Intangible Assets

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Amortization of intangible assets	$405	$884	$(479)	$1,214	$2,650	$(1,436)
Percentage of revenues	0.1%	1.0%		0.1%	0.4%

The decrease in amortization of intangible assets as a percentage of revenues and in absolute dollars for the three and nine months ended February 28, 2010 is primarily a result of including the amortization of our acquired technology in cost of revenues beginning in the fourth quarter of fiscal year 2009. The acquired technology is included in Palm webOS products, which began shipping in the fourth quarter of fiscal year 2009.

Restructuring Charges

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Restructuring charges	$535	$5,692	$(5,157)	$9,817	$13,515	$(3,698)
Percentage of revenues	0.2%	6.3%		1.0%	2.1%

Restructuring charges relate to the implementation of a series of reorganization actions taken to streamline our business. Restructuring charges recorded during the three months ended February 28, 2010 of $0.5 million consist of charges related to restructuring actions taken during the first quarter of fiscal year 2010. Restructuring charges recorded during the three months ended February 28, 2009 of $5.7 million related to restructuring actions taken during the second quarter of fiscal year 2009.

Restructuring charges recorded during the nine months ended February 28, 2010 of $9.8 million consist of charges of $9.7 million related to restructuring actions taken during the first quarter of fiscal year 2010 and net charges of $0.1 million related to restructuring actions taken during the second quarter of fiscal year 2009. Restructuring charges recorded during the nine months ended February 28, 2009 of $13.5 million consist of charges of $13.4 million related to restructuring actions taken during the second quarter of fiscal year 2009 and a net charge of $0.1 million related to prior restructuring actions.

•

The restructuring actions initiated in the first quarter of fiscal year 2010 included charges of $9.7 million related to workforce reorganizations primarily in the United States and our Latin America region, including $5.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $4.5 million for other severance, benefits and related costs due to the restructuring involving 40 regular employees. We took these restructuring actions to better align our resources and structure with our then current business strategy.

Our first quarter of fiscal year 2010 restructuring actions are expected to be substantially completed by the first quarter of fiscal year 2011. When complete, these actions are expected to result in annual expense reductions of at least $1.5 million related to compensation reductions, all of which are expected to have a positive impact on cash flows in future years. As of February 28, 2010, cash payments totaling $3.7 million related to workforce reorganizations and non-cash charges of $5.2 million related to stock-based compensation had been made related to these actions.

•

The restructuring actions initiated in the second quarter of fiscal year 2009 included charges of $12.8 million related to workforce reductions across all geographic regions, including $1.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards and $11.6 million for other severance, benefits and related costs due to the reduction of 190 regular employees, and $3.5 million related to excess facilities charges for facilities no longer in service. Of this amount, during the three months ended February 28, 2009, we recorded $4.7 million related to workforce reductions, including $0.7 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards, and $4.0 million for other severance benefits and related costs, and $1.0 million related to project cancelation costs. During the nine months ended February 28, 2009, we recorded $10.9 million related to workforce reductions, including $1.2 million related to stock-based compensation as a result of the acceleration and modification of certain equity awards, and $9.7 million for other severance benefits and related costs, and $2.5 million related to project cancelation costs. The remaining charges of $1.9 million related to workforce reductions for other severance, benefits and related costs, and $1.0 million related to excess facilities charges for facilities no longer in service were recorded during the last quarter of fiscal year 2009. During the first quarter of fiscal year 2010, we recorded additional charges of $0.3 million related to additional severance costs, partially offset by adjustments of $0.2 million related to the settlement of the lease. We took these restructuring actions to better align our cost structure with then current revenues expectations.

As of February 28, 2010, cash payments totaling $11.8 million related to workforce reductions and non-cash charges of $1.2 million related to stock-based compensation had been made related to this action. In addition, cash payments totaling $0.7 million and non-cash charges totaling $1.5 million related to facilities and discontinued project costs had been made related to this action.

Casualty Loss (Recovery)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Casualty loss (recovery)	$(3,432)	$4,982	$(8,414)	$(3,432)	$4,982	$(8,414)
Percentage of revenues	(1.0)%	5.5%		(0.3)%	0.8%

During the third quarter of fiscal year 2009, certain of our smartphone products, with a recorded inventory value of $5.0 million, were stolen from one of our third-party-operated warehouses. As a result, we recorded a casualty loss for this amount in our condensed consolidated statements of operations for the three and nine months ended February 28, 2009. During the fourth quarter of fiscal year 2009 and the third quarter of fiscal year 2010, we received $5.3 million and $3.4 million, respectively, in net cash insurance proceeds covering the loss of the recorded inventory value plus a portion of its selling price in accordance with our insurance policy. As a result, we recorded a net recovery for these amounts in our condensed consolidated statements of operations during the periods in which they were received.

Patent Acquisition Refund

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Patent acquisition refund	$—	$—	$—	$—	$(1,537)	$1,537
Percentage of revenues	—%	—%		—%	(0.2)%

During the first quarter of fiscal year 2009, we received a refund of $1.5 million as a result of a re-negotiation of the purchase price related to the acquisition of patent and patent applications, which occurred during fiscal year 2008. This amount was recognized as a benefit to our condensed consolidated statement of operations at the time of receipt.

Gain (Impairment) of Non-Current Auction-Rate Securities, Net

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Gain (impairment) of non-current auction rate securities, net	$7,050	$(3,960)	$11,010	$5,093	$(33,178)	$38,271
Percentage of revenues	2.0%	(4.4)%		0.5%	(5.1)%

Gain (impairment) of non-current auction rate securities, net for the three and nine months ended February 28, 2010 reflects a gain of $7.1 million recognized on the sale of certain of our ARS investments partially offset by impairment charges of $0 and $2.0 million, for the three and nine months ended February 28, 2010, respectively, related to our non-current ARS. During the second quarter of fiscal year 2010, we received notification of a tender offer for certain series of ARS representing investments in pools of credit-linked notes, including those held by us. Upon settlement of the tender offer during the third quarter of fiscal year 2010, we recorded a gain of $7.1 million in our condensed consolidated statements of operations, representing the cash proceeds we received in the sale, including $7.0 million which had been recorded in other comprehensive income during the second quarter of fiscal year 2010.

For the three months ended February 28, 2010, we determined that there was no measurable change in expected future cash flows of our other ARS investments as compared to the expected cash flows as of November 30, 2009. For the nine months ended February 28, 2010, we recorded an impairment charge of $2.0 million as a result of a decrease in expected future cash flows, primarily due to one of our securities no longer providing dividend payments and the further deterioration of collateral underlying the investments. For the three and nine months ended February 28, 2009, the decline in the fair value of our ARS investments was $4.0 million and $20.6 million, respectively, all of which was recognized as a pre-tax other-than-temporary impairment charge. In addition, during the nine months ended February 28, 2009, we concluded that the impairment of certain ARS investments previously considered temporary was other-than-temporary and the associated unrealized losses of $12.5 million were recognized as additional pre-tax impairment of non-current ARS, with a corresponding decrease in accumulated other comprehensive loss.

If the current market conditions deteriorate further we may be required to record additional impairment charges in future quarters related to our ARS investments. We continue to monitor the market for ARS transactions and their impact, if any, on the fair value of our ARS investments.

Interest (Expense)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Interest (expense)	$(4,518)	$(5,941)	$1,423	$(13,653)	$(20,521)	$6,868
Percentage of revenues	(1.3)%	(6.6)%		(1.4)%	(3.2)%

The decrease in interest (expense) as a percentage of revenues and in absolute dollars is due to a lower average outstanding debt balance and a lower average effective interest rate on that balance for the three and nine months ended February 28, 2010 as compared to the three and nine months ended February 28, 2009.

Interest Income

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Interest income	$383	$1,039	$(656)	$1,325	$5,111	$(3,786)
Percentage of revenues	0.1%	1.1%		0.1%	0.8%

The decrease in interest income as a percentage of revenues and in absolute dollars is primarily due to lower average interest rates for the three and nine months ended February 28, 2010, as compared to the three and nine months ended February 28, 2009. During the three months ended February 28, 2010 and 2009, the average return we received on our investments was 0.3% and 1.8%, respectively. During the nine months ended February 28, 2010 and 2009, the average return we received on our investments was 0.5% and 2.7%, respectively.

Gain on Series C Derivatives

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Gain on series C derivatives	$96,616	$20,573	$76,043	$125,539	$20,573	$104,966
Percentage of revenues	27.6%	22.7%		12.8%	3.2%

During the three and nine months ended February 28, 2010, our series C derivatives consisted of the Detachable Warrants and the Conversion Feature. These derivative liabilities were recorded on June 1, 2009 in connection with the adoption of a new accounting standard that changed the requirements for instruments considered linked to an entity’s own common stock. During the three and nine months ended February 28, 2009, our series C derivative consisted of the Transfer Right, which we exercised in full during the fourth quarter of fiscal year 2009.

Because the Detachable Warrants and the Conversion Feature contain “down-round provisions,” they are considered derivative liabilities and are adjusted to estimated fair value at the end of each reporting period. As of the first day of the third quarter of fiscal year 2010, the Detachable Warrants and the Conversion Feature had estimated fair values of $31.8 million and $146.9 million, respectively, and, as of February 28, 2010, estimated fair values of $14.8 million and $67.3 million, respectively. For the three months ended February 28, 2010, the change in estimated fair values of our series C derivatives of $96.6 million consisted of the change in estimated fair values of the Detachable Warrants and the Conversion Feature of $17.0 million and $79.6 million, respectively, and was recognized as a non-cash gain on series C derivatives.

As of the first day of fiscal year 2010, the Detachable Warrants and the Conversion Feature had estimated fair values of $36.2 million and $171.4 million, respectively. For the nine months ended February 28, 2010, the change in estimated fair values of our series C derivatives of $125.5 million consisted of the change in estimated fair values of the Detachable Warrants and the Conversion Feature of $21.4 million and $104.1 million, respectively, and was recognized as a non-cash gain on series C derivatives.

As of February 28, 2009, we had not yet exercised our rights under the Transfer Right. Using the closing price for our common stock of $7.24 on that date resulted in an estimated fair value of the derivative asset related to the Transfer Right of $74.0 million using the following assumptions: contractual term of 0.1 years, an average risk-free interest rate of 0.2%, a dividend yield of 0%, and volatility of 120%. As of January 9, 2009, the date of issuance of the Series C Units, the estimated fair value of the derivative asset related to the Transfer Right was $53.4 million. As a result of this increase in the estimated fair value of the derivative asset related to the Transfer Right, we recognized a gain of $20.6 million in our condensed consolidated statements of operations for the three and nine months ended February 28, 2009.

Because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price—which has historically been volatile—may significantly affect our financial results. Any future increases in Palm’s stock price from period to period will be reflected as a non-cash loss on series C derivatives, and any future decreases in Palm’s stock price will be reflected as a non-cash gain on series C derivatives.

Other Income (Expense), Net

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Other income (expense), net	$(217)	$(3,895)	$3,678	$(233)	$(4,708)	$4,475
Percentage of revenues	(0.1)%	(4.3)%		—%	(0.7)%

Other income (expense), net for the three and nine months ended February 28, 2010 included realized gains (losses) related to the sale of short-term investments and bank and other miscellaneous charges. Other income (expense), net for the three and nine months ended February 28, 2009 primarily included realized impairment charges related to our corporate debt securities classified within our short-term investments balance and bank and other miscellaneous charges partially offset by a gain recognized on sales of short-term investments.

Income Tax Provision (Benefit)

	Three Months Ended February 28,		Increase/ (Decrease)	Nine Months Ended February 28,		Increase/ (Decrease)
	2010	2009		2010	2009
	(dollars in thousands)
Income tax provision (benefit)	$(17)	$646	$(663)	$(152)	$406,425	$(406,577)
Percentage of revenues	—%	0.7%		—%	62.6%

Palm’s income tax benefit for the three months ended February 28, 2010 represented (0.1)% of pre-tax loss, which includes foreign and state income taxes of $0.2 million which were more than offset by the tax benefit related to a federal refundable credit of $0.3 million. Palm’s income tax benefit for the nine months ended February 28, 2010 represented (0.1)% of pre-tax loss, which includes foreign and state income taxes of $1.8 million which were more than offset by the tax benefit related to a federal refundable credit of $0.8 million and an alternative minimum tax, or AMT, refund claim of $1.2 million.

In November 2009, the Worker, Homeownership and Business Assistance Act of 2009 was signed into law, which extended the carryback of net operating losses for both federal regular tax and AMT. The income tax benefit related to this Act was recorded in the second quarter of fiscal year 2010.

During the second quarter of fiscal year 2009, we determined that a valuation allowance should be established against our deferred tax assets of $407.4 million, net of tax benefits generated during the second quarter of fiscal year 2009. This assessment considered both positive and negative evidence regarding the realization of the deferred tax assets. During the second quarter of fiscal year 2009, our operating results reflected a cumulative three-year loss after adjusting for the effect of the valuation of our investment in non-current auction rate securities and a one-time gain on the sale of our land. The cumulative three-year loss is considered significant negative evidence which is objective and verifiable. Additional negative evidence we considered at that time included the uncertainty regarding the magnitude and length of the then current economic recession and the highly competitive nature of the smartphone and mobile devices market. Positive evidence that we considered in our assessment at that time included lengthy operating loss carryforward periods, a lack of unused expired operating loss carryforwards in our history and estimates of future taxable income. However, there is uncertainty as to our ability to meet our estimates of future taxable income in order to recover our deferred tax assets in the United States.

Liquidity and Capital Resources

Cash and cash equivalents as of February 28, 2010 were $376.3 million, compared to $152.4 million as of May 31, 2009, an increase of $223.9 million. We experienced a net decrease in cash and cash equivalents from operations of $28.9 million resulting from our net loss of $108.3 million for the nine months ended February 28, 2010 and non-cash adjustments of $80.2 million partially offset by changes in assets and liabilities of $159.6 million. Our cash also decreased due to net purchases of short-term investments and restricted investments of $115.1 million, purchases of property and equipment of $19.2 million, debt repayments of $5.1 million, payments related to the issuance of Series C Units during fiscal year 2009 of $0.8 million and a one-time cash distribution payment related to the recapitalization transaction in October 2007 of $0.3 million to holders of restricted stock awards that vested during the period. These decreases were offset by net cash proceeds of $359.6 million received from an equity issuance during September 2009, $26.2 million received from stock-related activity as a result of the exercise of stock options and other equity awards and sales of certain of our ARS investments for a total of $7.1 million. Fluctuations in exchange rates during the first nine months of fiscal year 2010 for our foreign currency denominated assets and liabilities resulted in an increase in cash flows of $0.4 million for the period.

Cash and cash equivalents as of February 28, 2009 were $130.8 million, compared to $176.9 million as of May 31, 2008, a decrease of $46.1 million. We experienced a $116.1 million net decrease in cash and cash equivalents from operations resulting from our net loss of $640.7 million, which was partially offset by non-cash items of $474.4 million and changes in assets and liabilities of $50.2 million. Our cash and cash equivalents decreased due to debt repayments of $12.5 million, net purchases of short-term investments and restricted investments of $10.4 million, purchases of property and equipment of $9.6 million, and a one-time cash distribution payment related to the recapitalization transaction in October 2007 of $0.3 million to holders of restricted stock awards that vested during the period. Fluctuations in exchange rates during the nine months ended February 28, 2009 for our foreign currency denominated assets and liabilities resulted in a decrease in cash flows of $3.0 million for the period. These decreases were partially offset by net proceeds of $99.2 million received from the issuance of our Series C Units to Elevation in January 2009 and $6.6 million from stock-related activity as a result of the exercise of stock options and other equity awards.

As of February 28, 2010, we held a variety of interest-bearing ARS investments that have failed to settle on their respective settlement dates since fiscal year 2008 and are not currently trading. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2015 to 2052. As of February 28, 2010, the total par value of our investments in ARS was $54.7 million and the estimated fair value was $4.1 million.

Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relation to our investment guidelines and market conditions. We anticipate our balances of cash, cash equivalents and short-term investments of $591.9 million as of February 28, 2010 will satisfy our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months. Given our revenues outlook for the fourth quarter of fiscal year 2010 and due to the timing of payments to vendors and collections from wireless carriers related to third-quarter activity, we expect cash consumption to be higher during the fourth quarter of fiscal year 2010 than in recent quarters and than our operating results for that period might otherwise indicate. We view the fourth quarter of fiscal year 2010 as an exceptional situation and not representative of our future cash flow expectations.

Net accounts receivable was $104.0 million as of February 28, 2010, an increase of $37.5 million, or 56%, from $66.5 million as of May 31, 2009. Days invoices outstanding, or DIO, of receivables was 26 days and 53 days as of February 28, 2010 and May 31, 2009, respectively. The DIO decreased 27 days primarily as a result of a change in the linearity of our revenues. We ended the third quarter of fiscal year 2010 with a cash conversion cycle of (21) days, a change of (9) days from (12) days as of May 31, 2009. The cash conversion cycle is the duration between the purchase of inventories and services and the collection of the cash for the sale of our products and is a metric on which we have focused as we continue to try to efficiently manage our assets.

Net accounts receivable was $52.7 million as of February 28, 2009, a decrease of $63.7 million, or 55%, from $116.4 million as of May 31, 2008. DIO of receivables was 52 days and 35 days as of February 28, 2009 and May 31, 2008, respectively. The DIO increased 17 days primarily as a result of a change in the linearity in our revenues and customer payment patterns. We ended the third quarter of fiscal year 2009 with a cash conversion cycle of (33) days, a decrease of (27) days from (6) days as of May 31, 2008. The cash conversion cycle decreased 27 days primarily as a result of the change in our days payable outstanding as a result of the decrease in our cost of revenues as compared to the prior year.

In September 2006, our board of directors authorized a stock buyback program to repurchase up to $250.0 million of our common stock at our discretion, depending on market conditions, share price and other factors. The stock repurchase program is designed to return value to our stockholders and minimize dilution from stock issuance. During the three and nine months ended February 28, 2010 and 2009, we did not repurchase any shares of common stock through open market purchases. We currently do not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

In October 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., or the Credit Agreement, which governs a senior secured term loan in the aggregate principal amount of $400.0 million, or the Term Loan, and a credit facility in the aggregate principal amount of $30.0 million, or the Revolver. Borrowings under the Credit Agreement bear interest at our election at one-, two-, three- or six- month LIBOR plus 3.50%, or the Alternate Base Rate (higher of Prime Rate or Federal Funds Rate plus 0.50%) plus 2.50%. As of February 28, 2010, the interest rate for the Term Loan was based on three-month LIBOR plus 3.50%, or 3.76%. The interest rate may vary based on the market rates described above. In addition, we are required to pay a commitment fee of 0.50% per annum on the average daily unutilized portion of the Revolver. The Credit Agreement is secured by all of the capital stock of certain Palm subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of such subsidiaries) and substantially all of our present and future assets. Additionally, the Credit Agreement contains certain restrictions on the ability of Palm and its subsidiaries to engage in certain transactions as well as requirements to make prepayments on the Term Loan if certain conditions occur. As of February 28, 2010, $391.0 million and $0 were outstanding under the Term Loan and Revolver, respectively.

We utilize contract manufacturers to build our products. These contract manufacturers acquire components and build products based on demand forecast information supplied by us, which typically covers a rolling 15- to 18-month period. Consistent with industry practice, we acquire inventories from such manufacturers through blanket purchase orders against which orders are applied based on projected demand information. Such purchase commitments typically cover our forecasted product requirements for periods ranging from 30 to 120 days. In certain instances, these agreements allow us the option to cancel, reschedule and/or adjust our requirements based on our business needs. In some instances we also make commitments with component suppliers in order to secure availability of key components. Consequently, only a portion of our purchase commitments arising from these agreements may be non-cancelable and unconditional commitments. As of February 28, 2010 and May 31, 2009, our cancelable and non-cancelable commitments to third-party manufacturers and component suppliers for their inventory on-hand and component commitments related to the manufacture of our products were $208.5 million and $352.7 million, respectively.

In accordance with our policy, we also accrue for any inventory component purchase commitments with third-party manufacturers and component suppliers that are determined to be in excess of anticipated demand based on forecasted product sales. As of February 28, 2010 and May 31, 2009, we had recorded $53.1 million and $14.4 million, respectively, in other accrued liabilities related to these commitments.

Certain Palm facilities are leased under operating leases. Leases expire at various dates through May 2012.

We entered into purchase and licensing agreements for a total of $7.0 million. Under the terms of the agreements, we agreed to make quarterly payments through December 2009. The net present value of these payments was amortized using the effective yield method. The remaining amount due under the agreements was $0 and $2.1 million as of February 28, 2010 and May 31, 2009, respectively, and was included in other accrued liabilities.

We have issued shares of series B redeemable convertible preferred stock, or Series B Preferred Stock, and Series C Preferred Stock, which are mandatorily redeemable in October 2014 at their original purchase price per share. As of both February 28, 2010 and May 31, 2009, the total redemption amounts for outstanding shares of our Series B Preferred Stock and Series C Preferred Stock were $325.0 million and $51.0 million, respectively.

We accrue for royalty obligations to certain technology and patent holders based on (1) unit shipments of our products, (2) a percentage of applicable revenues for the net sales of products using certain software technologies or (3) a fully paid-up license fee, all as determined in accordance with the applicable license agreements. Where agreements are not finalized, accrued royalty obligations represent management’s current best estimates using appropriate assumptions and projections based on negotiations with third-party licensors. As of February 28, 2010 and May 31, 2009, we had estimated royalty obligations of $47.9 million and $38.5 million, respectively, which were reported in other accrued liabilities. While the amounts ultimately agreed on may be more or less than the current accrual, management does not believe that finalization of the agreements would have had a material impact on the amounts reported for our financial position as of February 28, 2010 or on the results reported for the three or nine months then ended; however, the effect of finalization of these agreements in the future may be significant to the period in which recorded.

As of February 28, 2010 and May 31, 2009, we had $9.3 million and $9.5 million, respectively, in restricted investments, which are collateral for outstanding letters of credit.

We use foreign exchange forward contracts to mitigate transaction gains and losses generated by certain foreign currency denominated monetary assets and liabilities, the result of which partially offsets our market exposure to fluctuations in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are largely offset by re-measurement of the underlying assets and liabilities. According to our policy, these foreign exchange forward contracts have maturities of 35 days or less. As of February 28, 2010, our outstanding notional contract value, which approximates fair value, was $5.4 million which settled within 28 days. We did not have any foreign exchange forward contracts outstanding as of May 31, 2009. We do not enter into derivatives for speculative or trading purposes.

In November 2008, we renewed our universal shelf registration statement to give us flexibility to sell debt securities, common stock, preferred stock, depository shares and warrants in one or more offerings and in any combination thereof. The net proceeds from the sale of securities offered are intended for working capital and general corporate purposes including, but not limited to, funding our operations, purchasing capital equipment, funding potential acquisitions, repaying debt and repurchasing shares of our common stock. We may also invest the proceeds in certificates of deposit, U.S. government securities or certain other interest-bearing securities. Palm was a well-known seasoned issuer as defined in Rule 405 under the Securities Act within 60 days of July 24, 2009, the date on which Palm filed its most recent Annual Report on Form 10-K.

Effects of Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investments

We currently maintain an investment portfolio consisting mainly of cash equivalents, short-term investments and interest-bearing ARS. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The objectives of our investment activities are to preserve principal, meet liquidity needs, avoid inappropriate concentrations and deliver an appropriate yield in relation to our investment guidelines and market conditions. This is currently accomplished by investing in marketable investment grade securities and by limiting exposure to any one issuance or issuer, with the exception of United States government securities. We do not include derivative financial investments in our investment portfolio. Our cash and cash equivalents of $376.3 million as of February 28, 2010 were invested primarily in money market funds and United States government securities with original maturities at the date of purchase of less than three months. Our cash and cash equivalents of $152.4 million as of May 31, 2009 were invested primarily in money market funds. Our short-term investments portfolio of $215.6 million and $102.7 million as of February 28, 2010 and May 31, 2009, respectively, primarily consisted of highly liquid investments with original maturities at the date of purchase of greater than three months. Our investments in ARS had a total par value of $54.7 million and an estimated fair value of $4.1 million as of February 28, 2010. Our investments in ARS had a total par value of $69.7 million and an estimated fair value of $6.1 million as of May 31, 2009. These ARS investments are not currently trading and, consequently, are not currently liquid. Our available-for-sale investments portfolio, which includes short-term investments and non-current ARS, is subject to interest rate risk and will decrease in value if market interest rates increase. An immediate and uniform increase in market interest rates of 100 basis points from levels at February 28, 2010 or May 31, 2009 would cause an immaterial decline in the fair value of our cash equivalents or available-for-sale investments portfolio, and would have a similar effect on our net loss and cash flows.

Debt Obligation

We have an outstanding variable rate Term Loan totaling $391.0 million as of February 28, 2010 under our current Credit Agreement. We do not currently use derivatives to manage interest rate risk. As of February 28, 2010, our interest rate applicable to borrowings under the Credit Agreement was 3.76%. A hypothetical 100 basis point increase in this rate would result in additional interest expense of $0.1 million each year for every $10.0 million of outstanding borrowings under the Credit Agreement.

Foreign Currency Exchange Risk

We denominate our sales to certain international customers in Euro, in Pounds Sterling and in Brazilian Real. Expenses and other transactions are also incurred in a variety of currencies. We hedge certain balance sheet exposures and intercompany balances against future movements in foreign currency exchange rates by using foreign exchange forward contracts. Gains and losses on the contracts are intended to offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity. We recorded a net gain (loss) of $(1.7) million and $0.6 million for the three months ended February 28, 2010 and 2009, respectively, and $(0.9) million and $2.0 million for the nine months ended February 28, 2010 and 2009, respectively, from the revaluation of our foreign denominated assets and liabilities, which is included in operating loss in our condensed consolidated statements of operations. According to our policy, our foreign exchange forward contracts have maturities of 35 days or less. Movements in currency exchange rates could cause variability in our revenues, expenses, interest and other income (expense). Our foreign exchange forward contracts outstanding as of February 28, 2010 had a notional contract value, which approximates fair value, in U.S. dollars of $5.4 million which settled within 28 days. We did not have any foreign exchange forward contracts outstanding as of May 31, 2009. We do not utilize derivative financial instruments for speculative or trading purposes.

Equity Price Risk

We estimate the fair value of our series C derivatives using the Black-Scholes option valuation and the Cox-Ross-Rubinstein binomial stock price models, both of which utilize the closing price of our common stock on the reporting date as an input variable. We adjust our derivative liabilities to estimated fair value at the end of each reporting period, with any corresponding changes recorded in our condensed consolidated statements of operations. An increase or decrease in our stock price of 10% from the closing stock price as of February 28, 2010, or $6.09, would cause an increase or decrease in the estimated fair value of our series C derivatives of approximately $11 million, and would have a similar effect on our net loss.

As of February 28, 2010, we did not own any material equity investments in other entities. Therefore, we do not currently have any direct material risks related to equity prices of other entities.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) identified in connection with management’s evaluation that occurred during the third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our revenues, gross margins, results of operations and operating cash flows are generally subject to fluctuations, and if we fail to meet the expectations of our investors, our stock price may decrease significantly.

We have had negative operating cash flows and net losses in recent quarters. We expect our revenues to be significantly lower and our operating cash usage to be significantly higher in the fourth quarter of fiscal year 2010 than in the preceding quarters of fiscal year 2010. Our revenues, gross margins, results of operations and operating cash flows are difficult to forecast and will be particularly sensitive to product launches, at least until we have a more diversified carrier base for and portfolio of Palm webOS products. Our future revenues, gross margins, results of operations and operating cash flows may decline or fluctuate significantly and may not meet our expectations or those of our investors. If this occurs, the price of our stock will likely decline. Many factors may cause these declines or fluctuations including, but not limited to, the following:

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

In the first quarter of fiscal year 2010, we launched Palm Pre, our first smartphone based on our new Palm webOS mobile platform followed by the launch of Palm Pixi during the second quarter of fiscal year 2010. We expect Palm webOS to be the cornerstone of our product roadmap and the services that we provide. We also expect Palm webOS to be a key differentiator for us. However, as Palm webOS is a new OS, we do not yet have the experience with Palm webOS to determine its commercial viability or sustainability. We also have not had the advantage of working with and refining the OS over a long period of time, especially under commercial conditions. Because we recently launched products based on Palm webOS, and revenues from our legacy products are declining, our business will be dependent on Palm Pre and Palm Pixi until we can diversify our product portfolio. However, our experience to date, and particularly in our most recent quarter, is that our Palm webOS products have achieved lower than expected consumer adoption. It is not yet clear whether our efforts, or the efforts of our carrier partners, in marketing the Palm webOS products at the point of sale and otherwise will improve the volume of purchases of those products by end users. The importance of Palm webOS, Palm Pre and Palm Pixi to our business substantially magnifies the risks expressed throughout this “Risk Factors” section with respect to our products and our business.

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

There is significant competition from makers of smartphones that differentiate their products in part through alternative OS software. A number of competitors offer alternative Windows Mobile OS products. Google is heading a group that has introduced the Android OS for which several of our competitors have developed and are developing products. The LiMo Foundation is another consortium that is developing a Linux-based mobile OS. Other competitors have or are developing proprietary operating systems, including Apple’s OS X, Nokia’s Symbian OS, RIM’s Blackberry OS and various Linux-based operating systems. Still other competitors, such as Samsung and LG, are developing products that have a combination of keyboards, touchscreens and advanced media functionality that compete with smartphones like ours and that use proprietary and other alternative operating systems. These and other competitors could devote greater resources to the development and promotion of alternative operating systems and to the support of the third-party developer community, which could attract the attention of influential user segments and our existing and potential customers and end users. Moreover, some of the largest wireless carriers have joined the consortiums developing or indicated their support for rival operating systems, including the LiMo Foundation and Android. Wireless carriers may demonstrate a preference for rival operating systems, thereby giving preference to our competitor’s products and making acceptance of our products more difficult among our key wireless carrier partners. In addition, this could require us to raise the performance and differentiation standards for the operating systems that we offer in order to remain competitive.

We cannot assure you that Palm webOS or the operating systems we license will draw the customer interest necessary to provide us with a level of competitive differentiation. If Palm webOS or the operating systems that we license in our current or future products do not gain sufficient sales volumes or continue to be competitive, our revenues, results of operations and operating cash flows could be adversely affected.

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

Our continued investment in our corporate transformation, including the ongoing roll-out of our Palm webOS smartphone products, as well as current recessionary economic and financial market conditions have had and will continue to have a negative effect on our liquidity. We may need or find it advisable to seek additional funding, which may not be available or which may result in substantial dilution to the value of our common stock. If we seek additional funding, adequate funds may not be available on favorable terms, or at all. Inadequate liquidity could adversely affect our business operations in the future.

We require substantial liquidity to continue spending to support product development, production and launches, to implement cost savings and restructuring plans, to meet scheduled debt and lease payment requirements and to run and expand our regular business operations. Although we currently believe that we have sufficient cash, cash equivalents and short-term investments to meet our anticipated operating cash requirements and debt service or repayment obligations for at least the next 12 months, we have had net losses since the beginning of fiscal year 2008. Our operating cash flows continue to be very dependent on a limited number of relatively new products. Furthermore, based on our revenues outlook for the fourth quarter of fiscal year 2010 and expected reductions in accrued liabilities and accounts payable during the fourth quarter, we expect cash usage to be higher in the fourth quarter of fiscal year 2010 than in recent quarters and than our operating results for that period might otherwise indicate.

If our liquidity diminishes, as we expect it to do in the fourth quarter of fiscal year 2010, we may be forced to reduce spending, research and development activities, marketing activities and other programs that are important to the future success of our business, including growing our business domestically and internationally. In addition, if our liquidity substantially decreases, it may affect our business relationships with our customers and/or our suppliers who may seek more restrictive payment terms, assurances regarding our ability to meet our obligations and to sustain regular business operations and other concessions. If this were to happen, our need for cash resources would be intensified.

Our ability to maintain required liquidity levels will depend significantly on factors such as:

•	the commercial success of Palm Pre and Palm Pixi;

•	the timely launch and commercial success of future products based on our Palm webOS; and

•	our ability to manage operating expenses and capital spending and to successfully manage our growth.

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

Our future results of operations and operating cash flows depend substantially on the commercial success of smartphones in general and our smartphones in particular, including Palm Pre, Palm Pixi and products that are under development. For the nine months ended February 28, 2010, revenues from sales of smartphones and related products constituted more than 95% of our consolidated revenues. If revenues from our smartphones fail to meet expectations, our operating cash flows may suffer. The downturn in general economic conditions and the substantial decline in the stock market have led to reduced demand for a variety of goods and services, including many technology products. At the same time, the environment in the smartphone market has become increasingly challenging, including declining average selling prices and increased competition. If we are unable to adequately respond to changes in demand for our products, our results of operations and operating cash flows could be adversely affected. In addition, as our products and product categories mature and face greater competition, if these recessionary economic conditions continue to decline, or fail to improve, we could see a further decrease in the overall demand for our products or we may experience pressure on our product pricing to preserve demand for our products, which would adversely affect our margins, results of operations, operating cash flows and financial condition.

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

Our devices compete with a variety of mobile devices. Our principal competitors in the mobile handset and smartphone market include Acer, Apple, Dell, Garmin-Asus, Google, HTC Corporation, Huawei, LG, Motorola, Nokia, Pantech, Research in Motion or RIM, Samsung, Sony-Ericsson and ZTE. In addition, our products compete for a share of disposable income and business spending on consumer electronic and telecommunications products such as MP3 players, iPods, media/photo viewers, digital cameras, personal media players, digital storage devices, handheld gaming devices, GPS devices, netbooks, tablets, Mobile Internet Devices or MIDs, and other such devices.

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

We cannot assure you that we will be successful in establishing new relationships or maintaining or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our smartphone products. Wireless carriers will scrutinize the acceptance of Palm webOS products in the market to determine whether to carry such products in their product portfolios, the size of wireless carrier purchase orders and the support that they provide to Palm webOS products. Additional factors that are largely within the control of wireless carriers, but which are important to the success of our smartphone products, include:

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

Our largest customers in terms of revenues, Sprint and Verizon, represented 53% and 32%, respectively, of our revenues during the first nine months of fiscal year 2010 and Sprint represented 45% during fiscal year 2009, after the adoption of updates to accounting standards related to revenue recognition. After the adoption of these updates, our largest customers in terms of revenues represented 85% of our revenues during the first nine months of fiscal year 2010, 61% of our revenues during fiscal year 2009, 65% during fiscal year 2008 and 56% during fiscal year 2007. We determine our largest customers in terms of revenues to be those who individually represent 10% or more of our total revenues for the period. We expect this trend of revenues concentration with our largest wireless carrier customers to continue, and at times increase. If any significant customer discontinues its relationship with us for any reason, or reduces or postpones current or expected purchases from us, it could have an adverse impact on our business, results of operations, operating cash flows and financial condition. Our ability to replace or find new large customers is necessarily limited due to the limited number of wireless carriers in many territories, including the United States, which is the country where we generate the majority of our revenues.

In addition, our largest customers in terms of outstanding customer accounts receivable balances accounted for 66% of our accounts receivable at the end of the third quarter of fiscal year 2010, compared to 72% of our accounts receivable at the end of fiscal year 2009, 61% of our accounts receivable at the end of fiscal year 2008 and 63% at the end of fiscal year 2007. We determine our largest customers in terms of outstanding customer accounts to be those who have outstanding customer accounts receivable balances at the period end of 10% or more of our total net accounts receivables. Of our total customer accounts receivable balance, Verizon’s balance represented 66% at the end of the third quarter of fiscal year 2010 and Sprint’s balance represented 46% at the end of fiscal year 2009. We expect this trend of significant credit concentration with our largest customers, particularly with wireless carriers, to continue, concentrating our bad debt risks. We routinely monitor the financial condition of our customers and review the credit history of each new customer.

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

The demand for our products depends on many factors, including pricing and channel inventory levels, and is difficult to forecast due in part to variations in economic conditions, changes in consumer and business preferences, relatively short product life cycles, changes in competition, seasonality and reliance on key sales channel partners. It is particularly difficult to forecast demand by individual product. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess production or inventories, liabilities for failure to achieve minimum purchase commitments or the inability to secure sufficient, cost-effective quantities of our products or production materials. This could adversely impact our revenues, gross profit and financial condition. For example, in fiscal years 2010 and 2009, actual product shipments were lower than forecasted product sales. As a result, we incurred a net charge to cost of revenues of $43.8 million for the first nine months of fiscal year 2010 and $16.1 million for fiscal year 2009 for purchase commitments with third-party manufacturers and component suppliers in excess of anticipated demand.

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

In the course of our business, we frequently receive offers to license or claims of infringement of patents held by other parties. Given our focus on smartphone products, we have received, and expect to continue to receive, communications from holders of patents related to mobile communication standards and other industry standards. We evaluate the validity and applicability of these patents and determine in each case whether we must negotiate licenses to incorporate or use implicated technologies in our products. Third parties may claim that our customers or we are directly or indirectly infringing on their intellectual property rights, and we may be found to directly or indirectly infringe on those intellectual property rights. We may be required to pay significant damages and obligated either to refrain from the further sale or importation of our products or to license the right to sell our products on an ongoing basis. Several lawsuits are currently pending against us involving such claims. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. We may not have direct contractual relationships with some of the component, software and applications providers for our products, and we may not have indemnification, warranties or other protection with respect to such components, software or applications. Furthermore, intellectual property claims against us or our suppliers may cause us or our customers to delay the introduction of or to stop using our devices or applications for our devices. Such claims could also damage our relationships with our customers. As a result, our revenues, business, results of operations and operating cash flows may be adversely affected.

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

In June 2009, we launched a beta version of an applications catalog to complement our Palm webOS product offerings. While we have completed the beta process and the number of applications in the applications catalog has grown, the continued expansion and scaling of the applications catalog requires a substantial investment of internal resources for its continued development of the infrastructure, improvement of developer and consumer interfaces and advertising costs. A continued expansion of our online commercial presence may also require significant additional investment in security measures to ensure that the transmission of confidential data, such as payment information, is secure and to augment protection for our servers, network and installed base of users from damage due to intruders, computer viruses, earthquakes, power losses, telecommunications failures and similar events. Applications tied to the internet may also require an interface with third parties over which we have no control. If we are not able to successfully scale, support or market the applications catalog on a timely basis, or if necessary third-party interfaces are not available to support the applications, the sales of our Palm webOS products may suffer, we may not be able to generate revenues to offset our implementation costs, and our future business, operating cash flows and financial condition may be adversely affected.

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

Ratable revenue recognition accounting guidance applicable to our current and future Palm webOS products will result in a deferral of certain associated revenues. Changes in generally accepted accounting principles may significantly impact our results of operations and financial condition.

Pursuant to new accounting guidance for revenue recognition which we adopted in our third quarter of fiscal year 2010, our sales of Palm webOS products were separated into two deliverables, including a subscription to future services and unspecified software that end users have the right to receive, free of charge, on a when-and-if-available basis. We account for this subscription using a ratable recognition model as required by generally accepted accounting principles in the United States. Ratable recognition accounting spreads the impact of the subscription’s contribution to our overall revenues over the estimated economic life of the associated Palm webOS smartphone product, which is currently 24 months. As a result, only a portion of the revenues associated with this subscription will be recognized at the time of shipment of the related Palm webOS smartphone. Accordingly, a portion of our revenues in a given quarter will result from the recognition of deferred revenues relating to Palm webOS products sold during previous quarters.

Comparisons of Palm webOS revenues and margins with those associated with our historical non-Palm webOS products or with the revenues of competitors that are not subject to ratable recognition accounting may be unfavorable, could be misunderstood by investors and may adversely affect our stock price if investors believe we are not achieving certain financial performance targets. Our Palm webOS product revenues and gross profit may continue to be lower than, or difficult to compare to our competitors who do not allocate a proportion of revenues to future deliverables.

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

Our success depends on our ability to attract and retain highly skilled personnel, including senior management and international personnel. Our chairman and chief executive officer, Jonathan Rubinstein, is particularly important to our ability to succeed. From time to time, we experience turnover in some of our senior management positions. We compensate our employees through a combination of salary, bonuses, benefits and equity compensation. Recruiting and retaining skilled personnel, including software and hardware engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. If we fail to provide competitive compensation to our employees, it will be difficult to retain, hire and integrate qualified employees and contractors, and we may not be able to maintain and expand our business. If we do not retain our senior managers or other key employees for any reason, we risk losing institutional knowledge, experience, expertise and other benefits of continuity as well as the ability to attract and retain other key employees. In addition, we must carefully balance the growth of our employee base with our current infrastructure, management resources and anticipated operating cash flows. If we are unable to manage the growth of our employee base, particularly software and hardware engineers, we may fail to develop and introduce new products successfully and in a cost effective and timely manner. If our revenue growth or employee levels vary significantly, our operating cash flows and financial condition could be adversely affected. Volatility or lack of positive performance in our stock price, including the recent declines in our stock price, may also affect our ability to retain key employees, many of whom have been granted stock options, other equity incentives or both. Palm’s practice has been to provide equity incentives to its employees through the use of stock options and other equity vehicles, but the number of shares available for new options and other forms of securities grants is limited. We may find it difficult to provide competitive stock option grants or other equity incentives, and our ability to hire, retain and motivate key personnel may suffer.

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

Because we sell our products worldwide and most of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

•	injunctions against importation by the International Trade Commission;

•	varying standards for obtaining injunctions against sales of our products;

•	changes in foreign currency exchange rates;

•	our ability to hedge against exchange rate risk;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	changes in international relations;

•	trade protection measures and import or export licensing requirements;

•	changes in or interpretation of tax laws;

•	compliance with a wide variety of laws and regulations which may have civil and/or criminal consequences for us and our officers and directors who we indemnify;

•	difficulty in managing widespread sales operations; and

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs.

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

Our series C derivatives are subject to mark-to-market accounting treatment, and the change in fair market value of the derivatives is reported in our statement of operations each quarter, which has resulted in and may in the future result in reporting significant gains or losses related to these derivatives. For example, in the first nine months of fiscal year 2010 the decrease in fair market value of our series C derivatives resulted in a non-cash gain of $125.5 million to our results of operations. This amount includes a non-cash loss of $27.4 million recorded to our results of operations during the first quarter of fiscal year 2010 as the result of the increase in our stock price to $13.49 on August 31, 2009 from $12.19 on May 31, 2009. Because the estimated fair value of these derivatives is affected by our stock price, fluctuations in our stock price – which has historically been volatile—may significantly affect our financial results.

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

As of February 28, 2010, the Series B Preferred Stock and Series C Preferred Stock owned by Elevation and its affiliates are convertible into 24% of our outstanding common stock on an as-converted basis and vote on an as-converted basis with our common stock on all matters other than the election of those directors elected solely by the holders of our common stock. Additionally,

Elevation and its affiliates hold 10.5 million shares of common stock and warrants to purchase an additional 3.6 million shares of Palm common stock, which, if exercised, would bring their total ownership percentage to 30% as of February 28, 2010. The voting rights of Elevation and its affiliates on an as-converted and an as-exercised basis are capped at 39.9% of the outstanding common stock, and Elevation and its affiliates are prohibited from converting their Series B Preferred Stock and Series C Preferred Stock and exercising their warrants to the extent such conversion or exercise would cause the 39.9% voting limitation to be exceeded. Notwithstanding these voting, conversion and exercise limitations, Elevation has the ability to significantly influence the outcome of any matter submitted for the vote of Palm stockholders. Elevation may have interests that diverge from, or even conflict with, those of Palm or its other stockholders.

Subject to certain exceptions, Elevation has the right under the terms of an amended and restated stockholders’ agreement between Palm and Elevation, or the Amended and Restated Stockholders’ Agreement, to maintain its ownership interest in Palm.

In addition, the terms of the Series B Preferred Stock and Series C Preferred Stock and the Amended and Restated Stockholders’ Agreement provide that Elevation has the right to designate a percentage of Palm’s board of directors proportional to Elevation’s ownership position in Palm. Currently, Elevation has the right to designate, and has designated, two of the members of our seven-member board based on its current ownership percentage.

Certain elements of our relationship with Elevation and our executive officers may discourage other parties from trying to acquire Palm.

The ownership position and governance rights of Elevation could discourage a third party from proposing a change of control or other strategic transaction concerning Palm. Of the seven members of our board of directors, two are Elevation designees and one is an executive officer of Palm. These governance arrangements may discourage a third party from pursuing such transactions with Palm. Also, employment arrangements with our executive officers provide for termination benefits, including acceleration of the vesting of certain equity awards if they terminate their employment for good reason or are terminated without cause following a change of control or within three months prior to a change of control of Palm. Further, in connection with certain change of control transactions in which Elevation maintains a beneficial ownership percentage of at least 7.5% of the surviving entity, it is entitled to retain a seat on the board of directors of the surviving entity. As a result of these factors, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly situated companies that do not have a stockholder with an ownership interest as large as Elevation’s ownership interest.

We may not have the ability to finance the mandatory repurchase offer pursuant to the terms of the Series B Preferred Stock and/or the Series C Preferred Stock.

If certain change of control transactions occur, we will be required to make an offer to repurchase up to all of the then outstanding shares of Series B Preferred Stock and, subject to any applicable consent from the lenders under the Credit Agreement, Series C Preferred Stock, at the option and election of the holders thereof. We will have the option to pay the repurchase price in cash or, subject to certain conditions, publicly traded shares of the acquiring entity in the change of control transaction. The cash repurchase price is 101% of the $325 million purchase price for the Series B Preferred Stock and $51 million purchase price for the Series C Preferred Stock plus accrued and unpaid dividends. The repurchase price, if paid in publicly traded shares of the acquiring entity, is 105% of the purchase price plus accrued and unpaid dividends. Our failure to pay the repurchase price in respect of all tendered shares for any reason, including the absence of funds legally available for such payment, would require us to pay conditional dividends, which represent a cash dividend at an annual rate equal to the prime rate of JPMorgan Chase Bank N.A. plus 4%, on each share of Series B Preferred Stock and Series C Preferred Stock. Conditional dividends will accrue and cumulate until the date on which we pay the entire repurchase price, and will be payable quarterly. For so long as conditional dividends are accruing, neither we nor any of our subsidiaries may declare or pay any dividends on our common stock, or repurchase or redeem any shares of our common stock. This may adversely affect the rights of our existing stockholders and the market price of our common stock. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table summarizes employee stock repurchase activity for the three months ended February 28, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan (2)
December 1, 2009—December 31, 2009	—	$—	—	$—	$219,037,247
January 1, 2010—January 31, 2010	—	—	—	—	$219,037,247
February 1, 2010—February 28, 2010	—	—	—	—	$219,037,247

	—	$—	—

(1)	Repurchased shares represent the forfeiture of restricted shares upon the termination of an employee and/or shares of Palm common stock that employees deliver back to Palm to satisfy tax-withholding obligations at the settlement of restricted stock vesting. As of February 28, 2010, a total of 215,000 restricted shares may still be repurchased.
(2)	In September 2006, Palm’s board of directors authorized a stock buyback program for Palm to repurchase up to $250.0 million of its common stock. The program does not have a specified expiration date. Palm currently does not have any plans to repurchase shares under this stock repurchase program during fiscal year 2010.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	9/17/09

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.3	6/5/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16*	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K/A	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53**	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54**	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55**	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56**	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57**	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58**	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59**	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.60**	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61**	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

10.62*	Offer Letter from the registrant to Jonathan J. Rubinstein, dated as of June 10, 2009.	10-Q	000-29597	10.62	9/17/09

10.63*	Separation Agreement between the registrant and Edward C. Colligan, dated as of July 10, 2009.	10-Q	000-29597	10.63	9/17/09

10.64	Amendment No. 2 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of September 22, 2009.	10-Q	000-29597	10.64	12/23/09

10.65*	2009 Stock Plan.	DEF 14A	000-29597	Appendix A	8/13/09

10.66*	2009 Employee Stock Purchase Plan.	DEF 14A	000-29597	Appendix B	8/13/09

10.67*	Form of Notice of Grant of Stock Options under 2009 Stock Plan.	10-Q	000-29597	10.65	12/23/09

10.68*	Form of Option Agreement for U.S. Grantees under 2009 Stock Plan.	10-Q	000-29597	10.66	12/23/09

10.69*	Form of Option Agreement for Non-U.S. Grantees under 2009 Stock Plan.	10-Q	000-29597	10.67	12/23/09

10.70*	Form of Restricted Stock Unit Agreement for U.S. Grantees under 2009 Stock Plan.	10-Q	000-29597	10.68	12/23/09

10.71*	Form of Restricted Stock Unit Agreement for Directors under 2009 Stock Plan.	10-Q	000-29597	10.69	12/23/09

10.72*	Amendment No. 1 to the 2009 Stock Plan, dated as of December 16, 2009.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palm, Inc. (Registrant)

Date: April 1, 2010	By:	/s/ DOUGLAS C. JEFFRIES
Douglas C. Jeffries Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Master Separation and Distribution Agreement between 3Com and the registrant effective as of December 13, 1999, as amended.	S-1/A	333-92657	2.1	1/28/00

2.2	Tax Sharing Agreement between 3Com and the registrant	10-Q	000-29597	2.7	4/10/00

2.3	Indemnification and Insurance Matters Agreement between 3Com and the registrant.	10-Q	000-29597	2.11	4/10/00

2.4	Form of Non-U.S. Plan	S-1	333-92657	2.12	12/13/99

2.5	Agreement and Plan of Reorganization between the registrant, Peace Separation Corporation, Harmony Acquisition Corporation and Handspring, Inc., dated June 4, 2003	8-K	000-29597	2.1	6/6/03

2.6	Amended and Restated Master Separation Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.14	8/18/03

2.7	Amended and Restated Indemnification and Insurance Matters Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.17	8/18/03

2.8	Amended and Restated Tax Sharing Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.23	8/18/03

2.9	Master Patent Ownership and License Agreement between the registrant and PalmSource, Inc.	S-4/A	333-106829	2.30	8/18/03

2.10	Xerox Litigation Agreement between the registrant and PalmSource, Inc., as amended.	10-K/A	000-29597	2.34	9/26/03

3.1	Amended and Restated Certificate of Incorporation.	10-Q	000-29597	3.1	10/11/02

3.2	Amended and Restated Bylaws.	10-Q	000-29597	3.2	9/17/09

3.3	Certificate of Amendment of Certificate of Incorporation.	8-K	000-29597	3.3	10/30/07

3.4	Certificate of Designation of Series A Participating Preferred Stock.	8-K	000-29597	3.1	11/22/00

3.5	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-29597	3.5	4/3/09

3.6	Certificate of Designation of Series C Convertible Preferred Stock.	10-Q	000-29597	3.6	4/3/09

4.1	Reference is made to Exhibits 3.1, 3.2, 3.4, 3.5 and 3.6 hereof.	N/A	N/A	N/A	N/A	N/A

4.2	Specimen Stock Certificate.	10-K	000-29597	4.2	7/29/05

4.3	Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A. (formerly Fleet National Bank), as amended.	8-K	000-29597	4.1	11/22/00

4.4	5% Convertible Subordinated Note, dated as of November 4, 2003.	10-Q	000-29597	4.4	4/6/04

4.5	Amendment to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A/A	000-29597	4.2	11/18/04

4.6	Certificate of Ownership and Merger Merging Palm, Inc. into palmOne, Inc.	10-K	000-29597	4.6	7/29/05

4.7	Amendment No. 2 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.3	6/5/07

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.8	Amendment No. 3 to Preferred Stock Rights Agreement between the registrant and EquiServe Trust Company, N.A.	8-A12G/A	000-29597	4.4	10/30/07

4.9	Amendment No. 4 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of December 22, 2008.	8-A12G/A	000-29597	4.5	1/2/09

4.10	Amendment No. 5 to Preferred Stock Rights Agreement between the registrant and Computershare Trust Company, N.A., dated as of January 9, 2009.	8-A12G/A	000-29597	4.6	1/13/09

10.1*	Amended and Restated 1999 Stock Plan.	10-K	000-29597	10.1	7/29/05

10.2*	Form of Stock Option Agreement under 1999 Stock Plan.	S-1/A	333-92657	10.2	1/28/00

10.3*	Amended and Restated 1999 Employee Stock Purchase Plan.	S-8	000-29597	10.2	11/18/04

10.4*	Form of 1999 Employee Stock Purchase Plan Agreements.	S-1/A	333-92657	10.4	1/28/00

10.5*	Amended and Restated 1999 Director Option Plan.	S-8	333-47126	10.5	10/2/00

10.6*	Form of 1999 Director Option Plan Agreements.	S-1/A	333-92657	10.6	1/28/00

10.7	Form of Indemnification Agreement entered into by the registrant with each of its directors and executive officers.	S-1/A	333-92657	10.8	1/28/00

10.8*	Form of Management Retention Agreement.	S-1/A	333-92657	10.14	2/28/00

10.9*	Form of Severance Agreement for Executive Officers.	10-Q	000-29597	10.44	10/11/02

10.10*	Amended and Restated 2001 Stock Option Plan for Non-Employee Directors.	10-Q	000-29597	10.13	10/5/06

10.11*	Handspring, Inc. 1998 Equity Incentive Plan, as amended.	S-8	333-110055	10.1	10/29/03

10.12*	Handspring, Inc. 1999 Executive Equity Incentive Plan, as amended.	S-8	333-110055	10.2	10/29/03

10.13*	Handspring, Inc. 2000 Equity Incentive Plan, as amended.	S-8	333-110055	10.3	10/29/03

10.14	Amendment No. 3 to the Loan and Security Agreement between the registrant and Silicon Valley Bank.	10-Q	000-29597	10.29	4/5/05

10.15	Sub-Lease between the registrant and Philips Electronics North America Corporation.	10-Q	000-29597	10.30	4/5/05

10.16*	Offer Letter from the registrant to Andrew J. Brown dated as of December 13, 2004.	10-Q	000-29597	10.31	4/5/05

10.17	Loan Modification Agreement between the registrant and Silicon Valley Bank.	10-K	000-29597	10.25	7/29/05

10.18	Second Amended and Restated Software License Agreement between the registrant and PalmSource, Inc., PalmSource Overseas Limited and palmOne Ireland Investment, dated May 23, 2005.	8-K/A	000-29597	10.2	7/28/05

10.19	Purchase Agreement between the registrant, PalmSource, Inc. and Palm Trademark Holding Company, LLC, dated May 23, 2005.	8-K	000-29597	10.1	5/27/05

10.20	Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated February 2, 2006.	10-Q	000-29597	10.25	4/11/06

10.21	First Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated March 13, 2006.	10-Q	000-29597	10.27	4/11/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.22	Second Amendment of Purchase and Sale Agreement and Escrow Instructions between the registrant and Hunter/Storm, LLC, dated April 3, 2006.	10-Q	000-29597	10.28	4/11/06

10.23	Patent License and Settlement Agreement between the registrant and Xerox Corporation, dated June 27, 2006.	10-K	000-29597	10.29	7/28/06

10.24*	Form of Performance Share Agreement for Directors under 1999 Stock Plan.	8-K	000-29597	10.1	10/12/06

10.25*	Form of Performance Share Agreement for U.S. Grantees under 1999 Stock Plan.	10-Q	000-29597	10.31	1/9/07

10.26**	2006 Software License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.1	4/4/07

10.27	Amendment No. 1 to Master Patent Ownership and License Agreement between the registrant and ACCESS Systems Americas, Inc., dated December 5, 2006.	8-K	000-29597	10.2	4/4/07

10.28	Preferred Stock Purchase Agreement and Agreement and Plan of Merger by and among the registrant, Elevation Partners, L.P. and Passport Merger Corporation, dated June 1, 2007.	8-K	000-29597	2.1	6/5/07

10.29	Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.28	4/3/09

10.30	Amended and Restated Stockholders’ Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of January 9, 2009.	10-Q	000-29597	10.29	4/3/09

10.31*	Offer Letter from the registrant to Jonathan Rubinstein, dated as of June 1, 2007.	10-Q	000-29597	10.34	1/9/08

10.32*	Offer Letter Amendment between the registrant and Jonathan Rubinstein, dated as of October 29, 2007.	10-Q	000-29597	10.35	1/9/08

10.33*	Employment Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.36	1/9/08

10.34*	Management Retention Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.37	1/9/08

10.35*	Severance Agreement between the registrant and Jonathan Rubinstein, dated as of June 1, 2007 (effective as of October 24, 2007).	10-Q	000-29597	10.38	1/9/08

10.36*	Inducement Option Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.3	1/8/08

10.37*	Inducement Restricted Stock Unit Agreement between the registrant and Jonathan Rubinstein.	S-8	333-148528	10.4	1/8/08

10.38*	Form of Restricted Stock Purchase Agreement for US Grantees under 1999 Stock Plan.	10-Q	000-29597	10.41	1/9/08

10.39	Credit Agreement among the registrant, the lenders party thereto, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., dated as of October 24, 2007.	10-Q	000-29597	10.42	1/9/08

10.40*	Form of Stock Purchase Right Agreement under 1999 Stock Plan.	10-Q	000-29597	10.43	4/7/08

10.41*	Amendment No. 1 to Option Agreements between the registrant and C. John Hartnett, dated as of October 30, 2008.	10-Q	000-29597	10.40	1/6/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.42*	Offer Letter from the registrant to Douglas C. Jeffries, dated as of December 10, 2008.	10-Q	000-29597	10.41	1/6/09

10.43*	Amendment No. 1 to Option Agreements between the registrant and Andrew J. Brown, dated as of December 16, 2008.	10-Q	000-29597	10.42	1/6/09

10.44*	Form of Amended and Restated Severance Agreement.	10-Q	000-29597	10.43	1/6/09

10.45*	Form of Amended and Restated Management Retention Agreement.	10-Q	000-29597	10.44	1/6/09

10.46	Securities Purchase Agreement between Elevation Partners, L.P. and the registrant, dated as of December 22, 2008.	10-Q	000-29597	10.45	1/6/09

10.47	Tranche B Term Note, dated as of January 5, 2009.	10-Q	000-29597	10.46	4/3/09

10.48	Revolving Note, dated as of January 5, 2009.	10-Q	000-29597	10.47	4/3/09

10.49	Form of Warrant for the Purchase of Shares of Common Stock of the registrant.	10-Q	000-29597	10.48	4/3/09

10.50*	Amendment No. 2 to the 2001 Stock Option Plan for Non-Employee Directors, dated as of February 2, 2009.	10-Q	000-29597	10.49	4/3/09

10.51*	Amendment No. 1 to Option Agreements between the registrant and Donna L. Dubinsky, dated as of February 2, 2009.	10-Q	000-29597	10.50	4/3/09

10.52	Amendment No. 1 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of March 17, 2009.	10-Q	000-29597	10.51	4/3/09

10.53**	Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 25, 2005.	8-K	000-29597	10.1	7/24/09

10.54**	Amendment No. 1 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of February 1, 2005.	8-K	000-29597	10.2	7/24/09

10.55**	Amendment No. 2 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2005.	8-K	000-29597	10.3	7/24/09

10.56**	Amendment No. 3 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2005.	8-K	000-29597	10.4	7/24/09

10.57**	Amendment No. 4 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of December 1, 2006.	8-K	000-29597	10.5	7/24/09

10.58**	Amendment No. 5 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2007.	8-K	000-29597	10.6	7/24/09

10.59**	Amendment No. 6 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of September 1, 2007.	8-K	000-29597	10.7	7/24/09

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.60**	Amendment No. 7 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of June 1, 2008.	8-K	000-29597	10.8	7/24/09

10.61**	Amendment No. 8 to Microsoft OEM Embedded Operating Systems License Agreement for Reference Platform Devices between Microsoft Licensing, GP and the registrant, dated as of August 1, 2008.	8-K	000-29597	10.9	7/24/09

10.62*	Offer Letter from the registrant to Jonathan J. Rubinstein, dated as of June 10, 2009.	10-Q	000-29597	10.62	9/17/09

10.63*	Separation Agreement between the registrant and Edward C. Colligan, dated as of July 10, 2009.	10-Q	000-29597	10.63	9/17/09

10.64	Amendment No. 2 to the Amended and Restated Registration Rights Agreement among the registrant, Elevation Partners, L.P. and Elevation Employee Side Fund, LLC, dated as of September 22, 2009.	10-Q	000-29597	10.64	12/23/09

10.65*	2009 Stock Plan.	DEF 14A	000-29597	Appendix A	8/13/09

10.66*	2009 Employee Stock Purchase Plan.	DEF 14A	000-29597	Appendix B	8/13/09

10.67*	Form of Notice of Grant of Stock Options under 2009 Stock Plan.	10-Q	000-29597	10.65	12/23/09

10.68*	Form of Option Agreement for U.S. Grantees under 2009 Stock Plan.	10-Q	000-29597	10.66	12/23/09

10.69*	Form of Option Agreement for Non-U.S. Grantees under 2009 Stock Plan.	10-Q	000-29597	10.67	12/23/09

10.70*	Form of Restricted Stock Unit Agreement for U.S. Grantees under 2009 Stock Plan.	10-Q	000-29597	10.68	12/23/09

10.71*	Form of Restricted Stock Unit Agreement for Directors under 2009 Stock Plan.	10-Q	000-29597	10.69	12/23/09

10.72*	Amendment No. 1 to the 2009 Stock Plan, dated as of December 16, 2009.					X

31.1	Rule 13a-14(a)/15d—14(a) Certification of Chief Executive Officer.					X

31.2	Rule 13a-14(a)/15d—14(a) Certification of Chief Financial Officer.					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or Executive Officer participates.
**	Confidential treatment granted on portions of this exhibit.